Form 10-Q
period 2002-08-03
KIRKLANDS INC
filed 2002-09-17
CIK 1056285

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 3, 2002	Commission file number:

KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

805 North Parkway Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)

Registrant’s telephone number, including area code: (731) 668-2444

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☐    NO   ☒

As of September 13, 2002, 18,872,808 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended

	August 4, 2001	August 3, 2002	August 4, 2001	August 3, 2002

Net sales	$63,614	$74,717	$119,575	$140,901
Cost of sales	43,069	49,011	83,516	92,987

Gross profit	20,545	25,706	36,059	47,914
Operating expenses:
Other operating expenses	16,250	18,633	31,904	35,797
Depreciation and amortization	1,723	1,631	3,095	3,284
Non-cash stock compensation charge	—	1,627	—	2,439

Total operating expenses	17,973	21,891	34,999	41,520
Operating income	2,572	3,815	1,060	6,394
Interest expense:
Senior, subordinated and other notes payable	2,803	1,247	5,410	2,733
Class C Preferred Stock	499	590	998	1,134
Amortization of debt issue costs	252	441	504	807
Inducement charge on exchange of Class C Preferred Stock	—	554	—	554
Accretion of common stock warrants	535	—	535	—

Total interest expense	4,089	2,832	7,447	5,228
Interest income	(277)	(12)	(277)	(79)
Other income	—	(37)	(30)	(74)
Other expenses	—	—	—	44

Income (loss) before income taxes	(1,240)	1,032	(6,080)	1,275
Income tax provision (benefit)	(508)	424	(2,623)	524

Net income (loss)	(732)	608	(3,457)	751
Accretion of redeemable preferred stock and dividends accrued	(1,953)	(4,315)	(3,884)	(5,626)

Net loss allocable to common shareholders	$(2,685)	$(3,707)	$(7,341)	$(4,875)

Loss per common share:
Basic	$(0.36)	$(0.35)	$(0.98)	$(0.54)

Diluted	$(0.36)	$(0.35)	$(0.98)	$(0.54)

Shares used to calculate loss per common share:
Basic	7,519	10,617	7,519	9,075

Diluted	7,519	10,617	7,519	9,075

See accompanying notes to consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

		(unaudited)
	February 2, 2002	August 3, 2002

ASSETS
Current assets:
Cash and cash equivalents	$29,751	$5,689
Inventories	32,763	41,219
Prepaid expenses and other current assets	1,902	3,402
Income taxes receivable	69	1,825
Deferred income taxes	1,375	1,375

Total current assets	65,860	53,510
Property and equipment, net	23,748	23,335
Noncurrent deferred income taxes	5,303	1,008
Debt issue costs, net	757	853
Goodwill, net	1,382	1,382

Total assets	$97,050	$80,088

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$38,177	$2,250
Revolving line of credit	—	10,054
Accounts payable	12,530	17,642
Accrued expenses	22,569	11,147

Total current liabilities	73,276	41,093
Long-term debt
Senior credit facility	—	12,188
Subordinated debt	19,940	—
Mandatorily redeemable preferred stock (Class C)	17,122	—
Other liabilities	2,198	2,291

Total liabilities	112,536	55,572

Common stock warrants	11,315	—
Redeemable convertible preferred stock, no par value:
Class D	21,464	—
Class A	47,089	—
Class B	16,741	—

	96,609	—

Shareholders’ equity (deficit):
Common stock, no par value, 100,000,000 shares authorized, and 7,531,585 and 18,872,808 shares issued and outstanding at February 2, 2002 and August 3, 2002, respectively	229	229
Additional paid-in capital	—	136,077
Loan to shareholder	—	(217)
Accumulated deficit	(112,324)	(111,573)

Total shareholders’ equity (deficit)	(112,095)	24,516

Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$97,050	$80,088

See accompanying notes to consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock
			Additional	Loan to	Accumulated	Total
	Shares	Amount	Paid-In Capital	Shareholder	Deficit	Equity

Balance at February 2, 2002	7,531,585	$229	$—	$—	$(112,324)	$(112,095)
Reclassification of common stock warrants to equity due to termination of put feature			7,020			7,020
Accretion of redeemable preferred stock and dividends accrued			(5,626)			(5,626)
Exercise of stock options	132,454		2,146	(217)		1,929
Initial public offering of common stock, net of offering expenses	4,925,000		67,200			67,200
Exercise of common stock warrants	2,096,135					—
Conversion of Class A, Class B and Class D Preferred Stock	4,209,906		63,149			63,149
Conversion of Class C Preferred Stock	567,526		8,471			8,471
Repurchase of common stock	(589,798)		(8,228)			(8,228)
Difference in repurchase of preferred stock and carrying value			1,945			1,945
Net income	—	—	—	—	751	751

Balance at August 3, 2002	18,872,808	$229	$136,077	$(217)	$(111,573)	$24,516

See accompanying notes to consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	26 Weeks Ended

	August 4, 2001	August 3, 2002

Cash flows from operating activities:
Net income (loss)	$(3,457)	$751
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	3,055	3,284
Amortization of goodwill	40	—
Amortization of debt issue costs and debt discount	526	867
Non-cash stock compensation charge	—	2,439
Inducement charge associated with exchange of Class C Preferred Stock	—	554
Accretion of common stock warrants	535	—
Loss on disposal of property and equipment	42	61
Changes in assets and liabilities:
Inventories	(1,234)	(8,456)
Prepaid expenses and other current assets	(131)	(1,500)
Accounts payable	(7,153)	5,112
Accrued expenses and other noncurrent liabilities	2,060	(11,853)
Income taxes payable	(2,971)	(1,756)

Net cash used in operating activities	(8,688)	(10,497)

Cash flows from investing activities:
Capital expenditures	(2,178)	(2,932)

Net cash used in investing activities	(2,178)	(2,932)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit line	(6,000)	10,054
Proceeds from new term loan	—	15,000
Principal payments on long-term debt, including Class C Preferred Stock	(2,167)	(67,944)
Net proceeds from initial public offering	—	67,200
Redemption of Class A, Class B and Class D Preferred Stock	—	(25,826)
Repurchase of common stock	—	(8,228)
Exercise of stock options	—	14
Debt issue costs	(772)	(903)

Net cash used in financing activities	(8,939)	(10,633)

Cash and cash equivalents:
Net decrease	$(19,805)	$(24,062)
Beginning of the period	26,914	29,751

End of the period	$7,109	$5,689

Interest paid	$3,510	$15,169

Income taxes paid	$348	$2,341

See accompanying notes to consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

     We are a specialty retailer of home décor in the United States, operating 236 stores in 28 states as of August 3, 2002. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements, except for the February 2, 2002 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of February 2, 2002 and August 3, 2002, the results of our operations for the 13-week and 26-week periods ended August 4, 2001 and August 3, 2002, and our cash flows for the 26-week periods ended August 4, 2001 and August 3, 2002. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of our operations for the 13-week and 26-week periods ended August 3, 2002 are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements included in the Registration Statement on Form S-1 (File No. 333-86746) as filed with the Securities and Exchange Commission on July 10, 2002.

Note 2 — Initial Public Offering

     On July 10, 2002, we completed an initial public offering of 6.0 million shares of common stock, of which 1.075 million shares were sold by selling shareholders, at a price of $15.00 per share. Our net proceeds from the offering, after underwriting discounts and transaction expenses, were approximately $67 million. The net proceeds of the offering were used to repay all of our outstanding subordinated debt and accrued interest thereon and to purchase a portion of the outstanding shares of our Class A Preferred Stock, Class B Preferred Stock, Class C Preferred Stock, Class D Preferred Stock and common stock.

     Immediately prior to the offering, we effected a 54.9827-for-1 stock split. Accordingly, all references in the consolidated financial statements to the number of shares outstanding, price per share and per share amounts have been retroactively restated to reflect the stock split for all periods presented. Concurrent with the offering, warrants to purchase 2,096,135 shares of common stock were exercised. Additionally, all outstanding shares of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock that were not redeemed with proceeds of the offering were converted into 4,209,906 shares of common stock. All outstanding shares of Class C Preferred Stock that were not redeemed with proceeds of the offering were exchanged for 567,526 shares of common stock, which shares were sold in the offering.

Note 3 — Recent Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We recorded goodwill, net of accumulated amortization, of approximately $1.4 million as of August 3, 2002 and February 2, 2002. We applied the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. We ceased amortization of goodwill in accordance with SFAS 142 and performed a test for impairment as of the date of adoption and will test again in the fourth quarter of fiscal 2002. We will test for impairment on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. The application of SFAS 141 and SFAS 142 did not have a material impact on our financial condition or results of operations.

     As required by SFAS 142, the results for the prior year 13-week and 26-week periods ended August 4, 2001 have not been restated to reflect the non-amortization of goodwill. A reconciliation of the net loss allocable to common shareholders and loss per common share as if SFAS 142 had been in effect for all periods is presented below.

	13 Weeks Ended		26 Weeks Ended

	August 4,	August 3,	August 4,	August 3,
	2001	2002	2001	2002

Reported net loss allocable to common shareholders	$(2,685)	$(3,707)	$(7,341)	$(4,875)
Add back: goodwill amortization	20	—	40	—

Adjusted net loss allocable to common shareholders	$(2,665)	$(3,707)	$(7,301)	$(4,875)

Loss per common share (basic and diluted):
Reported loss per share	$(0.36)	$(0.35)	$(0.98)	$(0.54)
Add back: goodwill amortization	0.01	—	0.01	—

Adjusted loss per share	$(0.35)	$(0.35)	$(0.97)	$(0.54)

     In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have an impact on our financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishments of indebtedness be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishments are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30,

“Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. We do not expect the implementation of SFAS No. 145 to have a significant impact on the results of our operations or our financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured for fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force Issue 94-3. We do not expect the implementation of SFAS No. 146 to have a significant impact on the results of our operations or our financial position.

Note 4 — Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended		26 Weeks Ended

	August 4,	August 3,	August 4,	August 3,
	2001	2002	2001	2002

Numerator:
Net loss allocable to common shareholders	$(2,685)	$(3,707)	$(7,341)	$(4,875)
Denominator:
Denominator for basic earnings per share - weighted average number of common shares outstanding	7,519	10,617	7,519	9,075
Effect of dilutive securities	—	—	—	—

Denominator for diluted earnings per share	7,519	10,617	7,519	9,075

Earnings per common share:
Basic	$(0.36)	$(0.35)	$(0.98)	$(0.54)

Diluted	$(0.36)	$(0.35)	$(0.98)	$(0.54)

     The calculation of diluted earnings per share for the 13-week and 26-week periods ended August 4, 2001, the 13-week period ended August 3, 2002 and the 26-week period ended August 3, 2002 excludes stock options and warrants of 2,459,021; 2,270,606; and 2,610,721, respectively, as their effect would be anti-dilutive.

Note 5 — New Senior Credit Facility

     Effective May 22, 2002, we entered into a new three-year senior secured credit facility that includes a $45 million revolving credit facility ($30 million for the first six months of each calendar year) and a $15 million term loan. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The term loan bears interest at the prime rate plus 7.25%. Borrowings under our senior credit facility are collateralized by substantially all of our assets and real estate and guaranteed by our subsidiaries. The maximum availability under the revolving credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The revolving credit facility terminates in May 2005. The term loan is payable in twelve consecutive quarterly installments payable on the last day of each calendar quarter commencing June 30, 2002 with the entire unpaid balance of the term loan due in May 2005. We used the proceeds of the term loan, together with a total of approximately $33.6 million from a combination of existing cash and borrowings under the new revolving credit facility, to repay all amounts outstanding under our prior senior credit facility and certain amounts of interest due on our outstanding subordinated indebtedness and our outstanding Class C Preferred Stock. As of August 3, 2002, a total of $10.1 million was outstanding under the revolving credit facility and $17.4 million was available for borrowing. As of August 3, 2002, the outstanding balance of the term loan was $14.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading specialty retailer of home décor in the United States, operating 236 stores in 28 states as of August 3, 2002. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the 52-week period ended August 3, 2002, we recorded net sales of $328.5 million and operating income of $32.9 million, or 10.0% of net sales.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last five fiscal years. During this period, we have almost doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 800 additional locations in the United States that could support a Kirkland’s store. As of August 3, 2002, we have opened two new stores during fiscal 2002. We anticipate opening an additional 13 stores in fiscal 2002, and we plan on opening 35 new stores in fiscal 2003.

     On July 10, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $67 million from the offering. We used the proceeds of the offering to repay existing subordinated debt, redeem our mandatorily redeemable Class C Preferred Stock and redeem certain shares of our Class A Preferred Stock, Class B Preferred Stock, Class D Preferred Stock and common stock.

     In addition to our reporting in accordance with generally accepted accounting principles, we report our operating results on a pro forma basis to exclude certain effects of our initial public offering. The pro forma figures give effect to the initial public offering as though it took place at the beginning of each of the periods presented. The following expenses are excluded from our pro forma presentation for the 13-week and 26-week periods ended August 3, 2002, respectively: certain non-cash stock compensation charges that are non-recurring ($1.6 million and $2.3 million), interest expense on debt retired in connection with the initial public offering ($2.1 million and $3.8 million), dividends payable and accretion associated with classes of preferred stock that were redeemed and/or converted to common stock in connection with the offering ($4.3 million and $5.6 million), and related income tax effects. We use this pro forma reporting internally to evaluate our performance without regard to the non-recurring financial effects of the initial public offering. We believe that this presentation provides investors with additional insight into our operating results.

Results of Operations

     The table below sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	13 Weeks Ended		26 Weeks Ended

	August 4,	August 3,	August 4,	August 3,
	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7%	65.6%	69.8%	66.0%

Gross profit	32.3%	34.4%	30.2%	34.0%
Operating expenses:
Other operating expenses	25.5%	24.9%	26.7%	25.4%
Depreciation and amortization	2.7%	2.2%	2.6%	2.3%
Non-cash stock compensation charge	0.0%	2.2%	0.0%	1.7%

Operating income	4.1%	5.1%	0.9%	4.6%
Interest expense	6.4%	3.8%	6.2%	3.7%
Interest income	(0.4%)	0.0%	(0.2%)	0.0%
Other income, net	0.0%	0.0%	0.0%	0.0%

Income (loss) before income taxes	(1.9%)	1.3%	(5.1%)	0.9%
Income tax provision (benefit)	(0.8%)	0.6%	(2.2%)	0.4%

Net income (loss)	(1.1%)	0.7%	(2.9%)	0.5%
Accretion of redeemable preferred stock and dividends accrued	3.1%	5.8%	3.3%	4.0%

Net loss allocable to common shareholders	(4.2%)	(5.1%)	(6.2%)	(3.5%)

Pro forma net income (loss)	1.0%	3.7%	(1.2%)	3.1%

13 Weeks Ended August 3, 2002 Compared to 13 Weeks Ended August 4, 2001

     Net sales. Net sales increased by 17.5% to $74.7 million for the 13 weeks ended August 3, 2002 from $63.6 million for the 13 weeks ended August 4, 2002. The net sales increase was primarily the result of an increase in comparable store net sales of 16.7%. Furthermore, the addition of two new stores in the first quarter of 2002 combined with the impact of the five new stores added during fiscal 2001 offset by the closure of 11 stores since the end of fiscal 2000 contributed to the overall net sales increase. The increase in comparable store net sales accounted for approximately $10.0 million of the total net sales increase, or 89.8%, and the net changes in the store base accounted for approximately $1.1 million, or 10.2% of the total net sales increase. The comparable store net sales increase was primarily the result of an improved inventory position and fresher merchandise mix as compared to the prior year along with the customers’ positive reception to the merchandise offering. Key categories contributing to the improvement in comparable store net sales included wall décor, lamps, garden and decorative accessories. The comparable store net sales increase was primarily the result of an increase in unit sales although we also experienced an increase in the average retail price per item.

     Gross profit. Gross profit, defined as net sales less the cost of sales including cost of product sold, freight, store occupancy and central distribution costs, increased $5.2 million, or 25.1%, to $25.7 million for the quarter from $20.5 million for the prior year. Gross profit expressed as a percentage of net sales increased to 34.4% from 32.3% for the prior year. The increase in gross profit as a percentage of net sales was primarily the result of the leveraging of store occupancy costs due to the strong sales results versus the prior year. Higher merchandise margins due to better inventory levels and a fresher merchandise assortment throughout the period also contributed to the improvement in gross profit percentage. Central distribution costs were flat as a percentage of net sales compared to the prior year, as our strong net sales performance offset planned cost increases related to our ongoing growth in central distribution.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $18.6 million, or 24.9% of net sales, for the current year period as compared to $16.3 million, or 25.5% of net sales, for the prior year. The decline in these operating expenses as a percentage of net sales was primarily the result of strong net sales that leveraged the fixed component of operating expenses. We have continued to realize expense reductions associated with our stores’ use of local storage space and related truck rentals. These reductions along with the positive impact from the net sales increase were offset partly by increases in corporate salaries, increases in insurance costs resulting from higher premiums, and increases in professional fees related to certain supply chain enhancement projects as compared to the prior year.

     Depreciation and amortization. Depreciation and amortization expense was $1.6 million, or 2.2% of net sales, for the current year period as compared to $1.7 million, or 2.7% of net sales, for the prior year period. The decrease as a percentage of net sales was a result of the strong net sales performance as well as a decline in capital expenditures over the last two fiscal years and the continued aging of assets added during periods of higher growth.

     Non-cash stock compensation charge. During the quarter, we incurred non-cash stock compensation charges related to certain options granted to a consultant in July 2001 and options granted to certain employees in November 2001. A charge of $1.6 million related to these options was recorded during the quarter. No such charge was incurred in the prior year.

     Interest expense. Interest expense was $2.8 million, or 3.8% of net sales, for the quarter as compared to $4.1 million, or 6.4% of net sales, for the prior year period. The decrease was primarily the result of improved cash flow and our May 2002 refinancing which both led to lower average debt balances this year compared to the prior year. Lower interest rates in comparison to the prior year also contributed to the decrease. Partially offsetting these decreases was the net impact of the following: an increase over the prior year in the amortization of debt issue costs due to our refinancing; the recording of an inducement charge in the current year related to the exchange of certain shares of Class C Preferred Stock for common stock in connection with our July 2002 initial public offering; and a prior year fair value accretion charge related to put warrants that were issued as part of our subordinated debt financing in 1996. As a result of our refinancing, initial public offering and our improved cash flow, we anticipate that we will further reduce our debt balances in the second half of this fiscal year. Accordingly, as a result of this anticipated debt reduction, we expect a positive impact on interest expense for the balance of the year as compared to the prior year.

     Income taxes. Income tax provision was $0.4 million, or 41.1% of income before income taxes, as compared to a benefit of $0.5 million, or 41.0% of loss before income taxes, for the prior year period.

     Net income and pro forma net income. As a result of the foregoing, net income was $0.6 million, or 0.8% of net sales, as compared to a net loss of $0.7 million, or 1.1% of net sales for the prior year period. On a pro forma basis, net income was $2.8 million, or 3.7% of net sales, as compared to $0.6 million, or 1.0% of net sales, for the prior year. Pro forma earnings per share was $0.14 per diluted share for the current year versus $0.03 in the prior year.

26 Weeks Ended August 3, 2002 Compared to 26 Weeks Ended August 4, 2001

     Net sales. Net sales increased by 17.8% to $140.9 million for the first half of fiscal 2002 from $119.6 million for the first half of fiscal 2001. The net sales increase for the period was primarily the result of an increase in comparable store net sales of 17.3%. Also, the addition of two new stores during the first half combined with the impact of the five new stores added during fiscal 2001 offset by the closure of 11 stores since the end of fiscal 2000 contributed to the overall net sales increase. The increase in comparable store net sales accounted for approximately $19.5 million of the total net sales increase, or 91.6%, and the net changes in the store base accounted for $1.8 million, or 8.4% of the total net sales increase. The comparable store net sales increase was primarily the result of an improved inventory position and fresher merchandise mix as compared to the prior year along with the customers’ positive reception to the merchandise offering. Key categories contributing to the improvement in comparable store net sales included wall décor, lamps, garden and decorative accessories. The increase in comparable store net sales was relatively evenly distributed between increases in unit sales and the average retail price per item.

     Gross profit. Gross profit increased $11.9 million, or 32.9%, to $47.9 million for the first half of fiscal 2002 from $36.1 million for the first half of fiscal 2001. Gross profit expressed as a percentage of net sales increased to 34.0% from 30.2% for the first half of fiscal 2001. The increase in gross profit percentage was primarily the result of higher merchandise margins. Our stores benefited from the fresher merchandise assortment in place in our stores throughout the first half of this year in comparison to the prior year during which significant markdowns were taken in order to reduce inventories. Additionally, due to the strong net sales performance, significant leveraging of store occupancy costs contributed to the overall gross profit percentage increase. Consistent with our strategic plans, central distribution costs increased slightly as a percentage of net sales as we continued to process more merchandise through our central distribution facilities.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $35.8 million, or 25.4% of net sales, for the first half of fiscal 2002 as compared to $31.9 million, or 26.7% of net sales, for the first half of fiscal 2001. The decline in these operating expenses as a percentage of net sales was primarily the result of the strong net sales performance leveraging the fixed component of operating expenses. We continued to realize savings due to lower store inventory levels and the related reduction in local storage and equipment rental expense. Offsetting these expense reductions and the leveraging impact were increases in insurance costs due to rising premiums, an increase in corporate salaries and an increase in professional fees related to costs incurred on supply chain enhancement projects.

     Depreciation and amortization. Depreciation and amortization expense was $3.3 million, or 2.3% of net sales, for the first half compared to $3.1 million, or 2.6% of net sales, for the same period last year. The decline as a percentage of net sales was the result of the strong sales performance as well as a decline in capital expenditures in recent fiscal years.

     Non-cash stock compensation charge. During the first half of the current year, we incurred non-cash stock compensation charges related to certain options granted to a consultant in July 2001, options granted to certain employees in November 2001, and certain re-priced options for which variable accounting methods were required. Charges amounting to $2.4 million were recorded during the quarter relating to these stock option arrangements. No such charges were incurred in the prior year.

     Interest expense. Interest expense was $5.2 million, or 3.7% of net sales, as compared to $7.4 million, or 6.2% of net sales in the prior year period. The decrease was primarily the result of improved cash flow and our May 2002 refinancing which both led to lower average debt balances this year compared to the prior year. Lower interest rates in comparison to the prior year also contributed to the decrease. Partially offsetting these decreases was the net impact of the following: an increase over the prior year in the amortization of debt issue costs due to our refinancing; the recording of an inducement charge in the current year related to the exchange of certain shares of Class C Preferred Stock for common stock in connection with our initial public offering; and a prior year fair value accretion charge related to put warrants that were issued as part of our subordinated debt financing in 1996. As a result of our refinancing, initial public offering and our improved cash flow, we anticipate that we will further reduce our debt balances in the second half of this fiscal year. Accordingly, as a result of this anticipated debt reduction, we expect a positive impact on interest expense for the balance of the year as compared to the prior year.

     Income taxes. Income tax provision was $0.5 million, or 41.1% of income before income taxes, as compared to a benefit of $2.6 million, or 43.1% of loss before income taxes, for the prior year period.

     Net income and pro forma net income. As a result of the foregoing, net income was $0.8 million, or 0.5% of net sales, as compared to a net loss of $3.5 million, or 2.9% of net sales for the prior year period. On a pro forma basis, net income was $4.4 million, or 3.1% of net sales, as compared to a net loss of $1.4 million, or 1.2% of net sales, for the prior year period. Pro forma earnings per share was $0.22 per diluted share for the current year as compared to a loss of $0.07 per share in the prior year.

Liquidity and Capital Resources

     Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories, which typically reach their peak by the end of the third quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores, distribution facilities or corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash, borrowings under our credit facilities and proceeds from the sale of equity securities.

     Net cash used in operating activities for the first 26 weeks of 2002 was $10.5 million compared to $8.7 million for the first 26 weeks of 2001. While net income for the year-to-date period increased to $0.8 million from a net loss of $3.5 million for the prior year, this source of cash was offset primarily by a reduction in accrued expenses and other noncurrent liabilities. This reduction resulted primarily from the payment to our debtholders of $13.4 million in accrued interest with the proceeds of our May 2002 refinancing and July 2002 initial public offering.

     Net cash used in investing activities for the first half of 2002 consisted entirely of $2.9 million in capital expenditures. These expenditures primarily included investments in existing store remodels, new store construction and information technology assets for stores. During the first half of 2002, we opened two new stores and remodeled five stores. We expect that capital expenditures for the second half of 2002 will range from $5.5-$6.5 million, primarily to fund the construction of 13 new stores and to complete several ongoing information technology projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for our 2002 new stores will average approximately $150,000 -$160,000 per store (net of landlord allowances), which would be consistent with our historical experience.

     Net cash used in financing activities for the first half of 2002 was $10.6 million. Two significant financing events, our May 2002 senior debt refinancing and our July 2002 initial public offering of common stock, took place during the second fiscal quarter. The net use of cash for the year-to-date period reflected the retirement of approximately $102 million in long-term obligations with a combination of existing cash balances and the proceeds of these two financing events.

     With the completion of the IPO and the application of the net proceeds toward debt reduction, our only remaining long-term debt consists of our $60 million senior credit facility. This facility includes a $45 million revolving credit facility ($30 million for the first six months of each calendar year) and a $15 million term loan. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The maximum availability under the revolving credit facility is limited by a borrowing base which consists of a percentage of eligible inventory less reserves. Our revolving credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also from time to time may decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The revolving credit facility terminates in May 2005.

     The $15 million term loan bears interest at the prime rate plus 7.25%. The term loan must be repaid in twelve consecutive quarterly installments payable on the last day of each calendar quarter commencing June 30, 2002, each installment to be in the amount of $562,500, with the entire unpaid balance of the term loan due on the last day of the term. Our senior credit agreement permits optional prepayments of the term loan with no prepayment penalty beginning in the third quarter of fiscal 2002. We anticipate that we will prepay some or all of the outstanding balance of the term loan during the third and fourth quarters of fiscal 2002, through a combination of operating cash flow and excess availability under our revolving credit facility.

     Our senior credit facility contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The senior credit facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of EBITDA less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. As of August 3, 2002, we were in compliance with all covenants under our senior credit facility.

     At August 3, 2002, our balance of cash and cash equivalents was $5.7 million and the borrowing availability under our revolving credit facility was $17.6 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our 2002 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.

Critical Accounting Policies

     Our critical accounting policies are discussed in the notes to our audited consolidated financial statements included in the Registration Statement on Form S-1 (File No. 333-86746) as filed with the Securities and Exchange Commission on July 10, 2002. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

     Revenue Recognition. Net sales and the related gross profit are recorded at the time our customers provide a satisfactory form of payment and take ownership of the merchandise. There are minimal accounting judgments and uncertainties affecting the application of this policy. We estimate the amount of merchandise that will be returned for a refund and reduce net sales and gross profit by that amount. Given that the vast majority of returns occur within a matter of days of the selling transaction, the risk of us realizing a materially different amount for net sales and gross profit than reported in the consolidated financial statements is minimal.

     Cost of Sales and Inventory Valuation. Our inventory is stated at the lower of cost or market with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur near our fiscal year end. We also evaluate the cost of our inventory in relation to the estimated sales price giving consideration to markdowns that will occur prior to or at the point of sale. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandising valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.

     Depreciation and Recoverability of Long-Lived Assets. Approximately 31% of our assets at August 3, 2002 represent investments in property and equipment and goodwill. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are depreciated over 5 to 7 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the lease term. Our average lease term is 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of its assigned depreciable life, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable life, no depreciation expense is realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store generated cash flows. The review includes a comparison of the carrying value of the store assets to the future cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit, and store expense increases and decreases. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

     Insurance Reserves. Workers’ compensation, general liability and employee medical insurance programs are partially self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. Actual results can vary from estimates for many reasons, including, among others, inflation, claims settlement patterns, litigation trends and legal interpretations. We monitor our claims experience in light of these factors and revise our estimates of insurance reserves accordingly. The level of our insurance reserves may increase or decrease as a result of these changing circumstances or trends.

     Offering and Financing Costs. In previous years, we have incurred costs related to refinancing efforts and an offering of our common stock. Costs incurred related to financing activities are typically capitalized and amortized over the life of the debt. Costs incurred related to common stock offerings are deducted from the proceeds of the successful offering. Occasionally, the anticipated financing activity or stock offering is not consummated. When that occurs, we expense the costs related to such activities that had been previously deferred in anticipation of the transaction.

     Stock Options and Warrants. Certain of our stock options require us to record a non-cash stock compensation charge in our financial statements. The amount of the charge is determined based upon the fair value of our common stock. Other options have been granted to employees with an exercise price that is equal to or greater than the fair value of our common stock on the date of grant. Stock options which have been granted to non-employees in exchange for services must be valued using an option-pricing model. In each of these cases, the fair value of our common stock is a significant element of determining the value of the stock option, or the amount of the non-cash stock compensation charge to be recorded for our stock option awards. Since our initial public offering, the market value of our stock has been determined by its current price in the publicly traded market. Prior to the offering, the market value of our stock was not easily determinable. In determining the value of our common stock prior to the offering, we considered any amount paid to us for our common stock in recent transactions for the sale of our common stock. Absent a recent sale of common stock, we obtained a valuation from an independent appraiser. We believe that reasonable methods and assumptions have been used for determining the fair value of our common stock.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     The following information is provided pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain statements in Management’s Discussion and Analysis of this Form 10-Q are “forward-looking statements” made pursuant to these provisions. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “should,” “likely to,” “forecasts,” “strategy,” “goal,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from the results projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     We caution readers that the following important factors, among others, have in the past affected and could in the future affect our actual results of operations and cause our actual results to differ materially from the results expressed in any forward-looking statements made by us or on our behalf.

•	If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, we may not be able to adequately implement our growth strategy, resulting in a decrease in net sales and net income.

•	We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products, resulting in reduced net sales.

•	We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

•	We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales, resulting in reduced gross profit.

•	Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.

•	Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our operating income and net income, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

•	A prolonged economic downturn could result in reduced net sales and profitability.

•	Reduced consumer spending in the southeastern part of the United States where a majority of our stores are concentrated could reduce our net sales.

•	We are highly dependent on customer traffic in malls, and any reduction in the overall level of mall traffic could reduce our net sales and increase our sales and marketing expenses.

•	Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks related to our operations result primarily from changes in the prime lending rate and short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes both rates in determining interest. Adverse changes in such short-term term interest rates could affect our overall borrowing rate during the term of the credit facility. As of August 3, 2002, we had $10.1 million in borrowings outstanding under our revolving credit facility, which is based upon a 60-day LIBOR rate or the prime rate, at our discretion. We also had $14.4 million outstanding under our senior term loan, for which interest is determined using the prime rate.

     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of August 3, 2002.

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Recent Sales of Unregistered Securities

On May 30, 2002, our board of directors approved an Exchange Agreement by and between us and Carl Kirkland, whereby, in connection with and immediately prior to the closing of our initial public offering, Carl Kirkland exchanged 258,425 shares of Class C Preferred Stock for 567,526 shares of common stock. There were no underwriting discounts or commissions applicable to such exchange. We relied on Sections 3(a)(9) and 4(2) of the Securities Act of 1993 for the issuance of the common stock in such exchange.

During the quarter ended August 3, 2002, we issued and sold an aggregate of 8,357 shares of common stock (which reflects a stock split that took effect in July 2002) for aggregate proceeds of $14,446, pursuant to the exercise of stock options issued under our 1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended. All such shares were sold for cash to employees. There were no underwriting discounts or commissions applicable to such sale. We relied on Rule 701 under the Securities Act of 1993 for the sale of such shares.

(d)	Use of Proceeds

In our July 2002 initial public offering, we sold 4,925,000 shares (the “Firm Shares”) of our common stock and selling shareholders (the “Selling Shareholders”) sold 1,075,000 shares (the “Selling Shareholder Shares”) of common stock. The offering took place under a registration statement on Form S-1 filed under the Securities Act of 1993 (File No. 333-86746), which was declared effective by the Securities and Exchange Commission on July 10, 2002. The managing underwriters for our initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, CIBC World Markets Corp., SunTrust Robinson Humphrey and U.S. Bancorp Piper Jaffray, Inc. The offering commenced and was completed, with all of the Firm Shares and Selling Shareholder Shares having been sold, on July 10, 2002.

The following table illustrates the number of shares registered and the aggregate price of the shares registered for our account and for the account of the Selling Shareholders. We did not receive any proceeds from the sales made by the Selling Shareholders.

	Shares Registered	Aggregate Price

Kirkland’s, Inc.	4,925,000	$73,875,000
Selling Shareholders:
Carl Kirkland	567,526	$8,512,890
Capital Resource Lenders II, L.P.	197,990	$2,969,850
Allied Capital Corporation	158,398	$2,375,970
The Marlborough Capital Investment Fund, L.P.	75,772	$1,136,580
Capital Trust Investments, Ltd.	36,527	$547,905
CT/Kirkland Equity Partners, L.P.	28,545	$428,175
R-H Capital Partners, L.P.	7,679	$115,185
Crescent/Mach I Partners, L.P.	2,563	$38,445

The underwriting discounts and commissions amounted to $1.05 per share offered and we incurred an aggregate of $5.2 million in underwriting discounts and commissions and approximately $1.5 million in other expenses in connection with the offering. Of such expenses, approximately $95,000 was paid to a company owned by our Chairman, Carl Kirkland, for business travel expenses associated with the offering. The net offering proceeds to us after deducting the total expenses were approximately $67 million.

We used $20.1 million of the net proceeds from the offering to repay all of our outstanding subordinated debt, including accrued and unpaid interest. We used an additional $11.9 million in aggregate proceeds to redeem $9.2 million of aggregate stated value of mandatorily redeemable Class C Preferred Stock and $2.7 million of amounts classified as interest associated with the Class C Preferred Stock ($3.1 million of these proceeds were paid to our affiliates). In addition, $34.0 million of the net offering proceeds have been used to redeem $27.8 million of aggregate stated value and accrued and unpaid dividends of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock (at a price equal to 93% of such aggregate stated value and accrued and unpaid dividends) and 589,798 shares of common stock ($13.7 million of these were paid to our affiliates), and the remaining $1.0 million of the net proceeds have been used by us for working capital and general corporate purposes.

The following table lists the payments for shares of Class A Preferred Stock, Class B Preferred Stock, Class C Preferred Stock and Class D Preferred Stock and common stock, as well as the amount of accrued and unpaid amounts classified as interest associated with the Class C Preferred Stock, paid by us to securityholders who are affiliated with members of our Board of Directors or who are holders of at least ten percent of our common stock, as well as the aggregate amount paid to such securityholders.

	Class A	Class B Preferred	Class C Preferred		Class D Preferred
Securityholder	Preferred Stock	Stock	Stock	Accrued Interest	Stock	Common Stock	Amount Paid

Carl Kirkland Chairman of the Board	—	—	—	$1,227,756	—	—	$1,227,756
Robert E. Alderson President, Chief Financial Officer and Director	—	$9,300	$1,660,999	$257,673	—	—	$1,927,972
Alexander S. McGrath Director (1)	—	—	—	—	$551,151	—	$551,151
David M. Mussafer Director (2)	$2,790,000	—	—	—	—	—	$2,790,000
R. Wilson Orr, III Director (3)	$3,418,862	—	—	—	—	—	$3,418,862
John P. Oswald Director (4)	$6,073,315	—	—	—	$856,544	—	$6,929,859
Robert E. Kirkland (5)	—	$5,681,819	$7,544,007	$1,168,231	$650,704	$8,227,688	$23,272,449

(1)	The recipient of this payment was Capital Resource Lenders II, L.P. Mr. McGrath is the a general partner of Capital Resource Partners II, L.P., the general partner of Capital Resource Lenders II, L.P.

(2)	The recipients of this payment were Global Private Equity Group II Limited Partnership, Advent Direct Investment Program Limited Partnership and Advent Partners Limited Partnership. Mr. Mussafer is a managing director of Advent International Corporation which manages Global Private Equity Group II Limited Partnership, Advent Direct Investment Program Limited Partnership and Advent Partners Limited Partnership.

(3)	The recipient of this payment was SSM Venture Partners, L.P. Mr. Orr is a partner of SSM Corporation which is an affiliate of SSM Venture Partners, L.P.

(4)	The recipient of this payment was CT/Kirkland Equity Partners, L.P. Mr. Oswald is a partner of CT Capital International which is an affiliate of CT/Kirkland Equity Partners, L.P.

(5)	The recipient of this payment was Robert E. Kirkland, individually, and as Trustee for the benefit of The Robert E. Kirkland Annuity Trust — 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 24, 2002, the holders of a majority of our outstanding common stock approved, at a special meeting of shareholders, the following:

(1)	Amended and Restated Charter of Kirkland’s to be filed immediately prior to the effective date of the Registration Statement;

(2)	Second Amended and Restated Charter of Kirkland’s to be effective following the completion of the initial public offering;

(3)	Amended and Restated Bylaws of Kirkland’s, effective upon completion of the initial public offering;

(4)	Equity Incentive Plan, effective upon completion of the initial public offering;

(5)	Employee Stock Purchase Plan, effective upon completion of the initial public offering;

(6)	An increase in the shares issuable under Kirkland’s 1996 Executive Incentive and Non-Qualified Stock Option Plan from 12,304 shares to 20,022 shares (before giving effect to the July 2002 stock split);

(7)	The composition of three classes to comprise the Board of Directors upon completion of the initial public offering; and

     At the special meeting, the holders of a majority of Class A, Class B and Class D Preferred Stock approved the following:

(8)	The automatic conversion into shares of common stock of all classes of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock, other than any shares of such Preferred Stock being redeemed or repurchased with the proceeds of the initial public offering.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Description of Document

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: September 17, 2002	/s/ Robert E. Alderson

Robert E. Alderson President and Chief Executive Officer

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner Executive Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO
RULE 13a-14 OF THE SECURITIES EXCHANGE ACT

I, Robert E. Alderson, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Kirkland’s, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report; and

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

Date: September 17, 2002

/s/ Robert E. Alderson

Robert E. Alderson President and Chief Executive Officer

CERTIFICATION PURSUANT TO
RULE 13a-14 OF THE SECURITIES EXCHANGE ACT

I, Reynolds C. Faulkner, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Kirkland’s, Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report; and

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report.

Date: September 17, 2002

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner Executive Vice President and Chief Financial Officer