Form 10-Q
period 2002-11-02
KIRKLANDS INC
filed 2002-12-17
CIK 1056285

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 2, 2002	Commission file number:	000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 North Parkway
Jackson, Tennessee	38305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (731) 668-2444

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

As of December 9, 2002, 18,888,274 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2001	November 2, 2002	November 3, 2001	November 2, 2002

Net sales	$66,822	$74,903	$186,397	$215,804
Cost of sales	44,729	50,222	128,245	143,209

Gross profit	22,093	24,681	58,152	72,595
Operating expenses:
Other operating expenses	17,330	20,076	49,234	55,873
Depreciation and amortization	1,592	1,623	4,687	4,907
Non-cash stock compensation charge	80	70	80	2,509

Total operating expenses	19,002	21,769	54,001	63,289
Operating income	3,091	2,912	4,151	9,306
Interest expense:
Senior, subordinated and other notes payable	2,314	462	7,724	3,195
Class C Preferred Stock	504	—	1,502	1,134
Amortization of debt issue costs	403	77	907	884
Inducement charge on exchange of Class C Preferred Stock	—	—	—	554
Accretion of common stock warrants	1,639	—	2,174	—

Total interest expense	4,860	539	12,307	5,767
Interest income	(1)	(5)	(278)	(84)
Other income	(33)	(47)	(63)	(121)
Other expenses	—	—	—	44

Income (loss) before income taxes	(1,735)	2,425	(7,815)	3,700
Income tax provision (benefit)	(695)	993	(3,318)	1,517

Income (loss) before extraordinary item and accretion of preferred stock and dividends accrued	(1,040)	1,432	(4,497)	2,183
Extraordinary item: Loss on early extinguishment of long-term debt, net of income taxes of $133,000 (see Note 6)	—	192	—	192

Income (loss) before accretion of preferred stock and dividends accrued	(1,040)	1,240	(4,497)	1,991
Accretion of preferred stock and dividends accrued	1,266	—	5,150	5,626

Net income (loss) allocable to common shareholders	$(2,306)	$1,240	$(9,647)	$(3,635)

Earnings (loss) per share before extraordinary item:
Basic	$(0.31)	$0.08	$(1.28)	$(0.28)

Diluted	$(0.31)	$0.07	$(1.28)	$(0.28)

Earnings (loss) per share after extraordinary item:
Basic	$(0.31)	$0.07	$(1.28)	$(0.29)

Diluted	$(0.31)	$0.06	$(1.28)	$(0.29)

Shares used to calculate earnings (loss) per share:
Basic	7,519	18,874	7,519	12,341

Diluted	7,519	19,538	7,519	12,341

See accompanying notes to consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	February 2, 2002	November 2, 2002

ASSETS		(unaudited)
Current assets:
Cash and cash equivalents	$29,751	$2,875
Inventories	32,763	53,381
Prepaid expenses and other current assets	1,902	3,073
Income taxes receivable	69	2,508
Deferred income taxes	1,375	1,375

Total current assets	65,860	63,212
Property and equipment, net	23,748	24,034
Noncurrent deferred income taxes	5,303	1,008
Debt issue costs, net	757	550
Goodwill, net	1,382	1,382

Total assets	$97,050	$90,186

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$38,177	$—
Revolving line of credit	—	24,715
Accounts payable	12,530	26,949
Accrued expenses	22,569	11,041

Total current liabilities	73,276	62,705
Subordinated debt	19,940	—
Mandatorily redeemable preferred stock (Class C)	17,122	—
Other liabilities	2,198	2,415

Total liabilities	112,536	65,120

Common stock warrants	11,315	—
Redeemable convertible preferred stock, no par value:
Class D	21,464	—
Class A	47,089	—
Class B	16,741	—

	96,609	—

Shareholders’ equity (deficit):
Common stock, no par value, 100,000,000 shares authorized, and 7,531,585 and 18,875,368 shares issued and outstanding at February 2, 2002 and November 2, 2002, respectively	229	229
Additional paid-in capital	—	135,392
Loan to shareholder	—	(222)
Accumulated deficit	(112,324)	(110,333)

Total shareholders’ equity (deficit)	(112,095)	25,066

Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$97,050	$90,186

See accompanying notes to consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock
			Additional	Loan to	Accumulated	Total
	Shares	Amount	Paid-In Capital	Shareholder	Deficit	Equity

Balance at February 2, 2002	7,531,585	$229	$—	$—	$(112,324)	$(112,095)
Reclassification of common stock warrants to equity due to termination of put feature			7,020			7,020
Accretion of redeemable preferred stock and dividends accrued			(5,626)			(5,626)
Exercise of stock options	135,014		2,119	(217)		1,902
Initial public offering of common stock, net of offering expenses	4,925,000		66,542			66,542
Exercise of common stock warrants	2,096,135					—
Conversion of Class A, Class B and Class D Preferred Stock	4,209,906		63,149			63,149
Conversion of Class C Preferred Stock	567,526		8,471			8,471
Repurchase of common stock	(589,798)		(8,228)			(8,228)
Difference in repurchase of preferred stock and carrying value			1,945			1,945
Interest accrued on shareholder loan				(5)		(5)
Income allocable to common shareholders before accretion of preferred stock and dividends accrued					1,991	1,991

Balance at November 2, 2002	18,875,368	$229	$135,392	$(222)	$(110,333)	$25,066

See accompanying notes to consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	39 Weeks Ended
	November 3, 2001	November 2, 2002

Cash flows from operating activities:
Income (loss) before accretion of preferred stock and dividends accrued	$(4,497)	$1,991
Adjustments to reconcile income (loss) before accretion of preferred stock and dividends accrued to net cash used in operating activities:
Depreciation of property and equipment	4,627	4,907
Early extinguishment of long-term debt	—	325
Amortization of goodwill	60	—
Amortization of debt issue costs and debt discount	939	944
Non-cash stock compensation charge	80	2,509
Inducement charge associated with exchange of Class C Preferred Stock	—	554
Accretion of common stock warrants	2,174	—
Loss on disposal of property and equipment	42	61
Changes in assets and liabilities:
Inventories	(8,016)	(20,618)
Prepaid expenses and other current assets	(1)	(1,171)
Accounts payable	(2,588)	14,419
Accrued expenses and other noncurrent liabilities	4,054	(11,905)
Income taxes payable	(3,697)	(2,439)

Net cash used in operating activities	(6,823)	(10,423)

Cash flows from investing activities:
Capital expenditures	(2,884)	(5,254)

Net cash used in investing activities	(2,884)	(5,254)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit line	(3,000)	24,715
Proceeds from new term loan	—	15,000
Principal payments on long-term debt, including Class C Preferred Stock	(3,167)	(82,382)
Net proceeds from initial public offering	—	66,542
Redemption of Class A, Class B and Class D Preferred Stock	—	(25,826)
Repurchase of common stock	—	(8,228)
Exercise of stock options	—	(13)
Accrued interest on shareholder loan	—	(5)
Debt issue costs	(803)	(1,002)

Net cash used in financing activities	(6,970)	(11,199)

Cash and cash equivalents:
Net decrease	$(16,677)	$(26,876)
Beginning of the period	26,914	29,751

End of the period	$10,237	$2,875

Supplemental Cash Flow Information:
Interest paid	$4,770	$15,628

Income taxes paid	$376	$3,886

See accompanying notes to consolidated financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

     We are a specialty retailer of home décor in the United States, operating 245 stores in 29 states as of November 2, 2002. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

     The accompanying consolidated financial statements, except for the February 2, 2002 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of February 2, 2002 and November 2, 2002, the results of our operations for the 13-week and 39-week periods ended November 3, 2001 and November 2, 2002, and our cash flows for the 39-week periods ended November 3, 2001 and November 2, 2002. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of our operations for the 13-week and 39-week periods ended November 2, 2002 are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements included in the Registration Statement on Form S-1 (File No. 333-86746) as originally filed with the Securities and Exchange Commission on April 23, 2002, as subsequently amended.

Note 2 – Initial Public Offering

     On July 10, 2002, we completed an initial public offering of 6.0 million shares of common stock, of which 1.075 million shares were sold by selling shareholders, at a price of $15.00 per share. Our net proceeds from the offering, after underwriting discounts and transaction expenses, were approximately $66.5 million. The net proceeds of the offering were used to repay all of our outstanding subordinated debt and accrued interest thereon and to purchase a portion of the outstanding shares of our Class A Preferred Stock, Class B Preferred Stock, Class C Preferred Stock, Class D Preferred Stock and common stock.

     Immediately prior to the offering, we effected a 54.9827-for-1 stock split. Accordingly, all references in the consolidated financial statements to the number of shares outstanding, price per share and per share amounts have been retroactively restated to reflect the stock split for all periods presented. Concurrent with the offering, all of our outstanding warrants were exercised resulting in the issuance of 2,096,135 shares of common stock. Additionally, all outstanding shares of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock that were not redeemed with proceeds of the offering were converted into 4,209,906 shares of common stock. All outstanding shares of Class C Preferred Stock that were not redeemed with proceeds of the offering were exchanged for 567,526 shares of common stock, which shares were sold in the offering.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 – Recent Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We recorded goodwill, net of accumulated amortization, of approximately $1.4 million as of November 2, 2002 and February 2, 2002. We applied the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. We ceased amortization of goodwill in accordance with SFAS 142 and performed a test for impairment as of the date of adoption and will test again in the fourth quarter of fiscal 2002. We will test for impairment on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. The application of SFAS 141 and SFAS 142 did not have a material impact on our financial condition or results of operations.

     As required by SFAS 142, the results for the prior year 13-week and 39-week periods ended November 3, 2001 have not been restated to reflect the non-amortization of goodwill. A reconciliation of the net income (loss) allocable to common shareholders and earnings (loss) per common share as if SFAS 142 had been in effect for all periods is presented below.

	13 Weeks Ended		39 Weeks Ended

	November 3,	November 2,	November 3,	November 2,
	2001	2002	2001	2002

Reported net income (loss) allocable to common shareholders	$(2,306)	$1,240	$(9,647)	$(3,635)
Add back: goodwill amortization	20	—	60	—

Adjusted net income (loss) allocable to common shareholders	$(2,286)	$1,240	$(9,587)	$(3,635)

Earnings (loss) per share:
Reported basic earnings (loss) per share	$(0.31)	$0.07	$(1.28)	$(0.29)
Add back: goodwill amortization	0.01	—	—	—

Adjusted basic earnings (loss) per share	$(0.30)	$0.07	$(1.28)	$(0.29)

Reported diluted earnings (loss) per share	$(0.31)	$0.06	$(1.28)	$(0.29)
Add back: goodwill amortization	0.01	—	—	—

Adjusted diluted earnings (loss) per share	$(0.30)	$0.06	$(1.28)	$(0.29)

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishments of indebtedness be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishments are to be classified as extraordinary only if they meet the criteria set forth in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. We do not expect the implementation of SFAS No. 145 to have a significant impact on the results of our operations or our financial position.

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

Note 4 – Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended		39 Weeks Ended

	November 3,	November 2,	November 3,	November 2,
	2001	2002	2001	2002

Numerator:
Net income (loss) allocable to common shareholders	$(2,306)	$1,240	$(9,647)	$(3,635)
Denominator:
Denominator for basic earnings (loss) per share — weighted average number of common shares outstanding	7,519	18,874	7,519	12,341
Effect of dilutive securities	—	664	—	—

Denominator for diluted earnings (loss) per share	7,519	19,538	7,519	12,341

Earnings (loss) per common share:
Basic	$(0.31)	$0.07	$(1.28)	$(0.29)

Diluted	(0.31)	0.06	(1.28)	(0.29)

     The calculation of diluted earnings per share for the 13-week and 39-week periods ended November 3, 2001 and the 39-week period ended November 2, 2002 excludes stock options and warrants of 2,459,021 and 213,797, respectively, as their effect would be anti-dilutive. During the third quarter, we recorded an extraordinary loss related to the early extinguishment of our term loan (see Note 6). As a result of this item, basic and diluted earnings (loss) per share were reduced by $0.01 for the 13-week and 39-week periods ended November 2, 2002.

Note 5 – New Senior Credit Facility

     Effective May 22, 2002, we entered into a new three-year senior secured credit facility that includes a $45 million revolving credit facility ($30 million for the first six months of each calendar year) and a $15 million term loan. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The term loan bears interest at the prime rate plus 7.25%. Borrowings under our senior credit facility are collateralized by substantially all of our assets and real estate and guaranteed by our subsidiaries. The maximum availability under the revolving credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The revolving credit facility terminates in May 2005. The term loan is payable in twelve consecutive quarterly installments payable on the last day of each calendar quarter commencing June 30, 2002 with the entire unpaid balance of the term loan due in May 2005. We used the proceeds of the term loan, together with a total of approximately $33.6 million from a combination of existing cash and borrowings under the new revolving credit facility, to repay all amounts outstanding under our prior senior credit facility and certain amounts of interest due on our outstanding subordinated indebtedness and our outstanding Class C Preferred Stock. As of November 2, 2002, a total of $24.7 million was outstanding under the revolving credit facility and $11.2 million was available for borrowing. The term loan was repaid in full during the third quarter of 2002 (see Note 6).

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Extraordinary Item

     During the third quarter of fiscal 2002, we repaid our $15 million term loan in its entirety. The original maturity date for the term loan was May 2005. As a result of the early extinguishment of this debt, we recorded an after-tax extraordinary loss of $192,000, net of applicable income taxes of $133,000, relating to the unamortized issue costs associated with the term loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading specialty retailer of home décor in the United States, operating 245 stores in 29 states as of November 2, 2002. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the 52-week period ended November 2, 2002, we recorded net sales of $336.6 million and operating income of $32.7 million, or 9.7% of net sales.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last five fiscal years. During this period, we have almost doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 800 additional locations in the United States that could support a Kirkland’s store. As of the date of this filing, we have opened 16 new stores this fiscal year, completing our store opening plan for fiscal 2002. We anticipate two stores will close prior to the end of fiscal 2002. We plan on opening 35-40 new stores and estimate closing 5-10 stores in fiscal 2003.

     On July 10, 2002, we completed an initial public offering of our common stock. We received net proceeds of approximately $66.5 million from the offering. We used the proceeds of the offering to repay existing subordinated debt, redeem our mandatorily redeemable Class C Preferred Stock and redeem certain shares of our Class A Preferred Stock, Class B Preferred Stock, Class D Preferred Stock and common stock.

     In addition to reporting in accordance with generally accepted accounting principles, we report our operating results on a pro forma basis to exclude certain effects of our initial public offering. The pro forma results give effect to the initial public offering as though it took place at the beginning of each of the periods presented. Our pro forma results for the 39-week period ended November 2, 2002 exclude the following: certain non-cash stock compensation charges that are non-recurring ($2.3 million), interest expense on debt retired in connection with the initial public offering ($3.8 million), dividends payable and accretion associated with classes of preferred stock that were redeemed and/or converted to common stock in connection with the offering ($5.6 million), and related income tax effects. The pro forma adjustments relate entirely to activity recorded prior to or concurrent with our initial public offering, which occurred during the second quarter of fiscal 2002. As a result, we do not anticipate any changes to these pro forma adjustments for the balance of the year. We use this pro forma reporting internally to evaluate our performance without regard to the non-recurring financial effects of the initial public offering. We believe that this information provides investors with additional insight into our operating results.

Results of Operations

     The table below sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	13 Weeks Ended		39 Weeks Ended

	November 3,	November 2,	November 3,	November 2,
	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.9%	67.0%	68.8%	66.4%

Gross profit	33.1%	33.0%	31.2%	33.6%
Operating expenses:
Other operating expenses	25.9%	26.8%	26.4%	25.9%
Depreciation and amortization	2.4%	2.2%	2.5%	2.3%
Non-cash stock compensation charge	0.1%	0.1%	0.0%	1.1%

Operating income	4.7%	3.9%	2.3%	4.3%
Interest expense	7.3%	0.7%	6.6%	2.7%
Interest income	0.0%	0.0%	(0.1%)	(0.1%)
Other income, net	0.0%	0.0%	0.0%	0.0%

Income (loss) before income taxes	(2.6%)	3.2%	(4.2%)	1.7%
Income tax provision (benefit)	(1.0%)	1.3%	(1.8%)	0.7%

Income (loss) before extraordinary item and accretion of preferred stock and dividends accrued	(1.6%)	1.9%	(2.4%)	1.0%
Extraordinary item: Loss on early extinguishment of long-term debt	0.0%	0.3%	0.0%	0.1%

Income (loss) before accretion of preferred stock and dividends accrued	(1.6%)	1.6%	(2.4%)	0.9%
Accretion of redeemable preferred stock and dividends accrued	1.9%	0.0%	2.8%	2.6%

Net income (loss) allocable to common shareholders	(3.5%)	1.6%	(5.2%)	(1.7%)

Pro forma net income (loss)	1.5%	1.6%	(0.2%)	2.6%

13 Weeks Ended November 2, 2002 Compared to 13 Weeks Ended November 3, 2001

     Net sales. Net sales increased by 12.1% to $74.9 million for the 13 weeks ended November 2, 2002 from $66.8 million for the 13 weeks ended November 3, 2001. The net sales increase was primarily the result of an increase in comparable store net sales of 9.2%. Furthermore, the net sales performance of stores excluded from the comparable store base including new stores, remodeled stores and the impact of closed stores contributed to the overall net sales increase. The increase in comparable store net sales accounted for approximately $5.8 million of the total net sales increase, or 71.8%, and net sales from stores not included in the comparable store base accounted for approximately $2.3 million, or 28.2% of the total net sales increase. The comparable store net sales increase was primarily the result of an improved inventory position and fresher merchandise mix as compared to the prior year along with the customers’ positive reception to the merchandise offering. Key categories contributing to the improvement in comparable store net sales included wall décor and decorative accessories. These category increases were partially offset by a decline in holiday category sales versus the prior year. The comparable store net sales increase was the result of an increase in the average retail price per item as well as an increase in unit sales.

     Through the first six weeks of our fourth quarter ending February 1, 2003, net sales trends have been weaker than originally expected. Specifically, a slowdown in net sales since the Thanksgiving weekend has created a more uncertain outlook for the final seven weeks of the fourth quarter. These seven weeks typically account for greater than 40% of our total fourth quarter net sales. Accordingly, while a significant portion of our fourth quarter has not yet occurred, if recent sales trends continue through the holiday season, there is a possibility that comparable store net sales for the fourth quarter may decline versus the fourth quarter of 2001. Our comparable store net sales increased 13.9% in the fourth quarter of 2001.

     Gross profit. Gross profit, defined as net sales less the cost of sales including cost of product sold, freight, store occupancy and central distribution costs, increased $2.6 million, or 11.7%, to $24.7 million for the quarter from $22.1 million for the prior year. Gross profit expressed as a percentage of net sales decreased to 33.0% from 33.1% for the prior year. The decrease in gross profit as a percentage of net sales was primarily the result of lower merchandise margins partially offset by the leveraging of store occupancy costs. The lower merchandise margins primarily resulted from a shift in the sales mix for the quarter. In particular, sales were stronger as compared to the prior year in categories such as wall décor and furniture than in the higher-margin holiday category. In the prior year quarter, merchandise margins benefited from stronger sales of holiday merchandise. Central distribution costs were higher as a percentage of net sales than the prior year due to planned increases in processing volume through our central distribution facilities. We expect to continue to experience cost increases in central distribution as we process a greater percentage of merchandise purchases through our central distribution facilities. During the third quarter, in anticipation of our peak inventory needs during fiscal 2003, we leased additional warehouse space in Jackson, Tennessee for one year at an annual cost of approximately $345,000. The decrease in merchandise margin and increase in central distribution costs as a percentage of net sales were almost fully offset by the leveraging of the fixed component of store occupancy costs due to the strong sales performance for the quarter.

     Gross profit as a percentage of net sales for the fourth quarter will be negatively affected by higher markdowns in the holiday merchandise category in comparison to the fourth quarter of 2001. This higher level of markdowns has occurred in response to weaker than anticipated net sales of holiday merchandise. In addition, if net sales trends do not improve during the final seven weeks of the quarter, gross profit as a percentage of net sales will be negatively affected as the fixed cost components of gross profit are leveraged over a smaller revenue base.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $20.1 million, or 26.8% of net sales, for the current year period as compared to $17.3 million, or 25.9% of net sales, for the prior year period. The increase as a percentage of net sales was the result of higher insurance costs due to new directors and officers coverage as well as significant premium increases on our general insurance coverages from the prior year. Corporate payroll costs as a percentage of net sales also increased over the prior year period as a result of wage increases and planned new management hires. These factors were partially offset by the leveraging impact of the strong sales performance on the fixed component of operating expenses.

     Depreciation and amortization. Depreciation and amortization expense was $1.6 million, or 2.2% of net sales, for the current year period as compared to $1.6 million, or 2.4% of net sales, for the prior year period. The decrease as a percentage of net sales resulted from the strong net sales performance as well as a decline in capital expenditures over the last two fiscal years and the continued aging of assets added during periods of higher growth.

     Non-cash stock compensation charge. During the third quarter, we incurred a non-cash stock compensation charge of $70,000 related to options granted to certain employees in November 2001. We will continue to incur a $70,000 charge related to the grant of these options each quarter through the third quarter of fiscal 2004. A charge of $80,000 related to certain re-priced employee stock options that required variable accounting treatment was recorded in the prior year third quarter.

     Interest expense. Interest expense was $0.5 million, or 0.7% of net sales, for the quarter as compared to $4.9 million, or 7.3% of net sales, for the prior year period. The decrease was primarily the result of our July 2002 initial public offering and our May 2002 debt refinancing along with strong cash flow from operations and lower interest rates. We anticipate that we will further reduce our debt balances in the fourth quarter of this fiscal year. Accordingly, as a result of this anticipated debt reduction, we expect a positive impact on interest expense for the balance of the current year as compared to the prior year.

     Income taxes. Income tax provision was $1.0 million, or 40.9% of income before income taxes, as compared to a benefit of $0.7 million, or 40.1% of loss before income taxes, for the prior year period.

     Income before extraordinary item and pro forma net income. As a result of the foregoing, income before extraordinary item was $1.4 million, or 1.9% of net sales, as compared to a loss of $1.0 million, or 1.6% of net sales, for the prior year period. On a pro forma basis, income for the prior year was $1.0 million, or 1.5% of net sales. Earnings per share before extraordinary item was $0.07 per diluted share for the current year versus a pro forma earnings per diluted share of $0.05 in the prior year.

     As mentioned in previous sections of this discussion, net sales trends have slowed during the first six weeks of the fourth quarter. If net sales trends do not improve during the final seven weeks of the quarter, income for the quarter and fiscal year ending February 1, 2003 could be adversely affected.

     Extraordinary item. During the third quarter of fiscal 2002, we repaid our $15 million term loan in its entirety. The term loan was originally due in May of 2005. As a result of this early repayment, during the quarter we recorded an extraordinary loss on the early extinguishment of this debt in the amount of $192,000, net of income tax effects. No such charge was incurred during the prior year period.

39 Weeks Ended November 2, 2002 Compared to 39 Weeks Ended November 3, 2001

     Net sales. Net sales increased by 15.8% to $215.8 million for the first three quarters of fiscal 2002 from $186.4 million for the first three quarters of fiscal 2001. The net sales increase for the period was primarily the result of an increase in comparable store net sales of 14.4%. Furthermore, the net sales performance of stores excluded from the comparable store base including new stores, remodeled stores and the impact of closed stores contributed to the overall net sales increase. The increase in comparable store net sales accounted for approximately $25.3 million of the total net sales increase, or 86.1%, and the sales from stores not included in the comparable store base accounted for $4.1 million, or 13.9% of the total net sales increase. The comparable store net sales increase was primarily the result of an improved inventory position and fresher merchandise mix as compared to the prior year along with the customers’ positive reception to the merchandise offering. Key categories contributing to the improvement in comparable store net sales included wall décor, lamps, garden and decorative accessories. The comparable store net sales increase was the result of an increase in the average retail price per item as well as an increase in unit sales.

     Gross profit. Gross profit increased $14.4 million, or 24.8%, to $72.6 million for the first three quarters of fiscal 2002 from $58.2 million for the first three quarters of fiscal 2001. Gross profit expressed as a percentage of net sales increased to 33.6% from 31.2% for the prior year period. The increase in gross profit percentage was primarily the result of higher merchandise margins. Our stores benefited from the fresher merchandise assortment in place throughout the first three quarters of this year in comparison to the prior year during which significant markdowns were taken during the first half of the year in order to reduce inventories. Additionally, due to the strong net sales performance, significant leveraging of store occupancy costs contributed to the overall gross profit percentage increase. Consistent with our strategic plans, central distribution costs increased slightly as a percentage of net sales as we continued to process more merchandise through our central distribution facilities.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $55.9 million, or 25.9% of net sales, for the first three quarters of fiscal 2002 as compared to $49.2 million, or 26.4% of net sales, for the first three quarters of fiscal 2001. The decline in these operating expenses as a percentage of net sales was primarily the result of the strong net sales performance leveraging the fixed component of operating expenses. Additionally, we realized savings due to lower store inventory levels and the related reduction in local storage and equipment rental expense. Offsetting these expense reductions and the leveraging impact were increases in insurance costs due to rising premiums and coverage enhancements, an increase in corporate salaries and an increase in professional fees related to costs incurred on supply chain enhancement projects.

     Depreciation and amortization. Depreciation and amortization expense was $4.9 million, or 2.3% of net sales, for the first three quarters compared to $4.7 million, or 2.5% of net sales, for the same period last year. The decline as a percentage of net sales was the result of the strong sales performance as well as a decline in capital expenditures in recent fiscal years.

     Non-cash stock compensation charge. During the first three quarters of the current year, we incurred non-cash stock compensation charges related to certain options granted to a consultant in July 2001, options granted to certain employees in November 2001, and certain re-priced employee stock options for which variable accounting methods were required. Charges amounting to $2.5 million were recorded during the period relating to these stock option arrangements, of which $2.3 million is non-recurring. A charge of $80,000 related to the re-priced options was recorded in the same period last year.

     Interest expense. Interest expense was $5.8 million, or 2.7% of net sales, as compared to $12.3 million, or 6.6% of net sales in the prior year period. The decrease was primarily the result of strong cash flow from operations, our May 2002 refinancing and our July 2002 initial public offering which all led to lower average debt balances this year compared to the prior year. Lower interest rates in comparison to the prior year also contributed to the decrease. We anticipate that we will further reduce our debt balances in the fourth quarter of this fiscal year. Accordingly, as a result of this anticipated debt reduction, we expect a positive impact on interest expense for the balance of the current year as compared to the prior year.

     Income taxes. Income tax provision for the first three quarters of fiscal 2002 was $1.5 million, or 41.0% of income before income taxes, as compared to a benefit of $3.3 million, or 42.5% of loss before income taxes, for the prior year period.

     Income before extraordinary item and pro forma net income. As a result of the foregoing, income before extraordinary item was $2.2 million, or 1.0% of net sales, as compared to a loss of $4.5 million, or 2.4% of net sales for the prior year period. On a pro forma basis, income before extraordinary item was $5.8 million, or 2.7% of net sales, as compared to a pro forma loss of $0.4 million, or 0.2% of net sales, for the prior year period. Pro forma earnings per share before extraordinary item was $0.30 per diluted share for the current year as compared to a loss of $0.02 per share in the prior year.

     Extraordinary item. During the third quarter of fiscal 2002, we repaid our $15 million term loan in its entirety. The term loan was originally due in May of 2005. As a result of this early repayment, we recorded an extraordinary loss on the early extinguishment of this debt in the amount of $192,000, net of income tax effects during the third quarter. No such charge was incurred during the prior year.

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

     Net cash used in operating activities for the first 39 weeks of 2002 was $10.4 million compared to $6.8 million for the first 39 weeks of 2001. While income after extraordinary item and before preferred stock dividends and accretion for the year-to-date period increased to $2.0 million from a net loss of $4.5 million for the prior year, this source of cash was offset primarily by a reduction in accrued expenses and other noncurrent liabilities due to the payment to our debtholders of $13.4 million in accrued interest with the proceeds of our May 2002 refinancing and July 2002 initial public offering. Second, inventories increased by $20.6 million in preparation for the fall selling season. This inventory increase was partially financed by a $14.4 million increase in accounts payable during the period.

     Net cash used in investing activities for the first 39 weeks of 2002 consisted entirely of $5.3 million in capital expenditures. These expenditures primarily included investments in existing store remodels, new store construction and information technology assets for stores. During the first 39 weeks of 2002, we opened 11 new stores and remodeled five stores. We expect that capital expenditures for the fourth quarter of 2002 will range from $3.5 to $4.5 million, primarily to fund the construction of five new stores and to complete several ongoing information technology projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for our 2002 new stores will average approximately $150,000 -$160,000 per store (net of landlord allowances), which would be consistent with our historical experience.

     Net cash used in financing activities for the first 39 weeks of 2002 was $11.2 million. Two significant financing events, our May 2002 senior debt refinancing and our July 2002 initial public offering of common stock, took place during the second fiscal quarter. The net use of cash for the year-to-date period reflected the retirement of approximately $102 million in long-term obligations and certain shares of common stock with a combination of existing cash balances and the proceeds of these two financing events. Additionally, using availability from our revolving line of credit we were able to complete the full repayment of our $15 million term loan during the third quarter.

     With the completion of the IPO and the application of the net proceeds toward debt reduction along with the repayment of our term loan, our only remaining debt consists of our $45 million revolving credit facility. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The maximum availability under the revolving credit facility is limited by a borrowing base which consists of a percentage of eligible inventory less reserves. Our revolving credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also from time to time may decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The revolving credit facility terminates in May 2005. As of November 2, 2002, we had $24.7 million outstanding under our revolving credit facility.

     Our senior credit facility contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The senior credit facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of earnings before interest, taxes, depreciation and amortization excluding certain non-recurring items, or EBITDA, less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. As of November 2, 2002, we were in compliance with all covenants under our senior credit facility.

     At November 2, 2002, our balance of cash and cash equivalents was $2.9 million and the borrowing availability under our revolving credit facility was $11.2 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our 2002 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.

Critical Accounting Policies

     Our critical accounting policies are discussed in the notes to our audited consolidated financial statements included in the Registration Statement on Form S-1 (File No. 333-86746) as originally filed with the Securities and Exchange Commission on April 23, 2002, as subsequently amended. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

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

     Depreciation and Recoverability of Long-Lived Assets. Approximately 28% of our assets at November 2, 2002 represent investments in property and equipment and goodwill. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are depreciated over 5 to 7 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the lease term. Our average lease term is 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of its assigned depreciable life, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable life, no depreciation expense is realized. We periodically reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed annually or more frequently upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store generated cash flows. The review includes a comparison of the carrying value of the store assets to the future cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit, and store expense increases and decreases. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

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

•	If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, we may not be able to adequately implement our growth strategy, resulting in a decrease in net sales and net income.

•	We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products, resulting in reduced net sales.

•	We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

•	We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales, resulting in reduced gross profit.

•	Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.

•	Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our operating income and net income, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements. Any factors negatively affecting us during the last quarter of our fiscal year could have a material adverse effect on our financial condition and results of operations.

•	A prolonged economic downturn could result in reduced net sales and profitability.

•	Reduced consumer spending in the southeastern part of the United States where a majority of our stores are concentrated could reduce our net sales.

•	We are highly dependent on customer traffic in malls, and any reduction in the overall level of mall traffic could reduce our net sales and increase our sales and marketing expenses.

•	Terrorism and the uncertainty of war may have a material adverse effect on our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks related to our operations result primarily from changes in the prime lending rate and short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes both rates in determining interest. Adverse changes in such short-term term interest rates could affect our overall borrowing rate during the term of the credit facility. As of November 2, 2002, we had $24.7 million in borrowings outstanding under our revolving credit facility, which is based upon a 60-day LIBOR rate or the prime rate, at our discretion.

     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of November 2, 2002.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation Of Disclosure Controls And Procedures

     Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of filing date of the quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Kirkland’s, Inc. would be made known to them by others within Kirkland’s, Inc., particularly during the period in which this quarterly report was being prepared.

(b)	Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

Part II. OTHER INFORMATION

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

KIRKLAND’S, INC.

Date: December 17, 2002	/s/ Robert E. Alderson Robert E. Alderson President and Chief Executive Officer

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ Robert E. Alderson Robert E. Alderson President and Chief Executive Officer

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

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 17, 2002	/s/ Reynolds C. Faulkner Reynolds C. Faulkner Executive Vice President and Chief Financial Officer