Form 10-K
period 2003-02-01
KIRKLANDS INC
filed 2003-05-01
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended        February 1, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number        000-49885

Kirkland’s, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)
805 North Parkway, Jackson, Tennessee	38305

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code        (731)668-2444

Securities registered pursuant to Section 12(b) of the Act:

None	None

(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     The aggregate market value of the common stock held by non-affiliates of the registrant as of August 2, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $70,474,207 based on the last sale price of the common stock as reported by The Nasdaq Stock Market. This calculation excludes 11,826,092 shares held by directors, executive officers and one holder of more than 10% of the registrant’s common stock.

     As of April 1, 2003, there were 18,912,004 shares of the registrant’s common stock outstanding.

Documents Incorporated By Reference

     Portions of the proxy statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held May 27, 2003, are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

Page

Forward-Looking Statements	1
Part I
Item 1. Business	2
Item 2. Properties	18
Item 3. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Part II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters	20
Item 6. Selected Consolidated Financial Data	21
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 8. Financial Statements and Supplementary Data	33
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Part III
Item 10. Directors and Executive Officers of the Registrant	33
Item 11. Executive Compensation	33
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	33
Item 13. Certain Relationships and Related Transactions	34
Item 14. Controls and Procedures	34
Item 15. Principal Accounting Fees and Services	34
Part IV
Item 16. Exhibits, Financial Statements, Schedules and Reports on Form 8-K	34
Report of Management	35
Report of Independent Accountants	36
Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002	37
Consolidated Statements of Operations for the 52 weeks ended February 1, 2003 and February 2, 2002, the 34 days ended February 3, 2001, and the year ended December 31, 2000	38
Consolidated Statements of Changes in Shareholders’ Deficit 52 weeks ended February 1, 2003 and February 2, 2002, the 34 days ended February 3, 2001, and the year ended December 31, 2000	39
Consolidated Statements of Cash Flows 52 weeks ended February 1, 2003 and February 2, 2002, the 34 days ended February 3, 2001, and the year ended December 31, 2000	40
Notes to Consolidated Financial Statements	41
Schedule II — Valuation and Qualifying Accounts and Reserves	55
Exhibits	57
Signatures
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Index of Exhibits Filed with this Annual Report on Form 10-K

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed below under the heading “Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

     The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

     The terms “Kirkland’s,” “we,” “us,” and “our” as used in this Form 10-K refer to Kirkland’s, Inc.

PART I

Item 1. Business

General

     We are a leading specialty retailer of home décor in the United States, operating 249 stores in 30 states as of February 1, 2003. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last six fiscal years. Since the beginning of 1997, our net sales have grown at a compounded annual growth rate of 18%. For the 52 weeks ended February 1, 2003 (“fiscal 2002”), we recorded net sales of $341.5 million.

Key Operating Strengths

     Our goal is to be the leading specialty retailer of home décor in each of our markets. We believe the following elements of our business strategy differentiate us from our competitors and position us for profitable growth:

     Item-focused merchandising. While our stores contain items covering a broad range of complementary product categories, we emphasize key items within our targeted categories rather than merchandising complete product classifications. Although we do not attempt to be a fashion leader, our experienced buyers work closely with our vendors to identify and develop stylish merchandise reflecting the latest trends. We take a disciplined approach to test-marketing products and monitoring individual item sales, which enables us to identify and quickly reorder appropriate items in order to maximize sales of popular products. We also evaluate market trends and merchandise sales data to help us develop additional products to be made by our vendors and marketed in our stores, frequently on an exclusive basis. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customer. We estimate that over 60% of our merchandise is designed or packaged exclusively for Kirkland’s, which distinguishes us in the marketplace and enhances our margins.

     Ever-changing merchandise mix. We believe our ever-changing merchandise mix of over 5,000 SKUs creates an exciting “treasure hunt” environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is typically traditionally styled for broad market appeal, yet it reflects an understanding of our customer’s desire for newness and freshness. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, we actively change our merchandise throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.

     Stimulating visual presentation. Our stores have a distinctive, “interior design” look that helps customers visualize the merchandise in their own homes and inspires decorating and gift-giving ideas. Using multiple merchandise arrangements to simulate home settings, we group complementary merchandise creatively throughout the store, rather than displaying products strictly by category or product type. We believe this cross-category merchandising strategy encourages customers to browse for longer periods of time, promoting add-on sales.

     Strong value proposition. Our customers regularly experience the satisfaction of paying noticeably less for items similar or identical to those sold by other retail stores or through catalogs. This strategy of providing a unique combination of style and value is an important element in making Kirkland’s a destination store. While we carry items in our stores that sell for several hundred dollars, most items sell for under $50 and are perceived by our customers as affordable luxuries. Our longstanding relationships with vendors and our ability to place large orders of a single item enhance our ability to attain favorable product pricing from vendors.

     Flexible approach to real estate. Our stores operate successfully across a wide spectrum of different regions, market sizes and real estate venues. We operate our stores in 30 states, and although originally focused in the Southeast, over 40% of our stores are now located outside that region. We operate successfully in major metropolitan markets such as Houston, Texas, and Atlanta, Georgia, middle markets such as Birmingham, Alabama, and Buffalo, New York, and smaller markets such as Appleton, Wisconsin, and Panama City, Florida. In addition, although our stores are predominantly located in enclosed malls, we also operate successfully in non-mall venues, including selected “lifestyle” and community strip centers. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within our target markets.

Growth Strategy

     Our growth strategy is to continue to build on our position as a leading specialty retailer of home décor in the United States by:

     Opening new stores using our proven store model. Over the past six years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and in selected smaller communities. We believe there are currently more than 800 additional locations in the United States that could support a Kirkland’s store. Assuming the continued availability of adequate capital, we expect a net increase of approximately 30 stores during the 52 weeks ended January 31, 2004 (“fiscal 2003”) and approximately 40 stores during the 52 weeks ended January 29, 2005 (“fiscal 2004”).

     Our proven store model produces strong store-level cash flow and provides an attractive store-level return on investment. In fiscal 2002, our average store generated net sales of approximately $1.4 million. These results were relatively consistent across a wide spectrum of different market sizes and real estate venues. Our stores typically generate a positive store contribution in their first full year of operation. From January 1, 1997 through the end of fiscal 2001, we opened 98 new stores and all but six produced a positive store contribution in their first full fiscal year.

     We use store contribution, which consists of store gross profit minus store operating expenses, as our primary measure of operating profitability for a single store or group of stores. Store contribution specifically excludes the allocation of corporate overhead and distribution costs, and therefore should not be considered comparable to operating income or other GAAP profit measures that are appropriate for assessing overall corporate financial performance. Store contribution also excludes depreciation and amortization charges. We track these non-cash charges for each store and for Kirkland’s as a whole. However, we exclude these charges from store contribution in order to more closely measure the cash flow produced by each store in relation to the cash invested in that store in the form of capital assets and inventory.

     Increasing store productivity. We plan to increase our sales per square foot and store profitability by leveraging our recent investments in information systems and central distribution, which together contributed to our 11.2% increase in net sales and our 8.3% increase in average net sales per square foot in fiscal 2002. We believe that the sales productivity of our stores will benefit from our strong existing customer franchise and our continuing efforts to enhance the Kirkland’s brand. Our distinctive and often proprietary merchandise offering, together with carefully coordinated in-store marketing, visual presentation and product packaging, enable us to establish a distinct brand identity and to solidify our bond with customers, further enhancing our store-level productivity. We believe our comparable store sales will continue to benefit from the discretionary income available to consumers in their prime earning years as well as other consumer and demographic trends favoring home-oriented purchases.

Merchandising

     Merchandising strategy. Our merchandising strategy is to (i) offer distinctive and often exclusive, high quality home décor at affordable prices, (ii) maintain a breadth of product categories, (iii) provide a carefully edited selection of key items within targeted categories, rather than merchandising complete product classifications, (iv) emphasize new and fresh merchandise by continually updating our merchandise mix and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas. We believe that this strategy creates a shopping experience that appeals to shoppers, both style-conscious and price-

conscious. Although we do not attempt to be a fashion leader, we identify and capitalize on existing or emerging trends when identifying or developing merchandise for sale.

     Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best sellers. As a result, we minimize the accumulation of slow-moving inventory and resulting markdowns. Regional differences in home décor are addressed by tailoring inventories to geographic considerations and store sales results.

     We continuously introduce new and often exclusive products to our merchandise assortment in order to (i) maintain customer interest due to the freshness of our product selections, encouraging frequent return visits to our stores, (ii) enhance our reputation as a leader in identifying or developing high quality, fashionable products and (iii) allow merchandise which has peaked in sales to be quickly discontinued and replaced by new items. In addition, we strategically increase selling space devoted to gifts and holiday merchandise during the third and fourth quarters of the calendar year. Our flexible store design and layout allow for selling space changes as needed to capitalize on selling trends.

     While our stores generally carry over 5,000 SKUs, we are constantly monitoring the sell-through on each item and are typically reordering approximately 2,500 active SKUs at any point in time. The make-up of our active SKUs is likewise constantly changing based on changes in selling trends. New and different SKUs are introduced to our stores on a weekly or more frequent basis, and a substantial portion of the inventory carried in our stores is replaced with new SKUs every few months.

     We purchase merchandise from approximately 200 vendors, and our buying team works closely with many of these vendors to differentiate Kirkland’s merchandise from that of our competitors. We estimate that over 60% of our merchandise assortment is designed or packaged exclusively for Kirkland’s, generally based on our buyers’ experience in modifying certain merchandise characteristics or interpreting market trends into a product and price point that will appeal to our customer. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand names. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and improve our net sales and gross margin. We market a substantial portion of our exclusive or custom-packaged merchandise assortment under the Cedar Creek private label brand and other proprietary names. Our strategy is to continue to grow our exclusive and proprietary products and custom-packaged products within our merchandise mix.

     Product assortment. Our major merchandise categories include wall décor (framed art and mirrors), lamps, candles and various holders, photo frames, textiles, garden accessories, floral products and decorative accessories. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. Consistent with our item-focused strategy, a vital part of the product mix is a variety of home décor and other assorted merchandise that does not necessarily fit into a specific product category. Decorative accessories consist of such varied products as sconces, vases and clocks. Other merchandise includes accent furniture, novelty items and housewares. Throughout the year and especially in the fourth quarter of the calendar year, our buying team uses its experience in home décor to develop products that are as appropriate for gift-giving as they are for personal purchase. Innovative product design and packaging are important elements of this effort.

     The following table presents the percentage of fiscal 2002 net sales contributed by our major merchandise categories:

Merchandise Category	Percentage of Fiscal 2002 Net Sales

Wall Décor (including framed art and mirrors)	25%
Decorative Accessories	12
Lamps	11
Holiday	10
Garden	10
Candles	7
Floral	4
Frames	4
Other	17

Total	100%

     Value to customer. Through our distinctive merchandising, together with carefully coordinated in-store marketing, visual presentation and product packaging, we continually strive to increase the perceived value of our products to our customers. Our shoppers regularly experience the satisfaction of paying noticeably less for items similar or identical to those sold by other retail stores or through catalogs. Our stores typically have two semi-annual clearance events, one in January and one in July. We also run category promotions periodically throughout the year. We believe our value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.

Store Operations

     General. As of February 1, 2003, we operated 249 stores in 30 states, all of which are open seven days a week. In addition to corporate management, five Regional Managers and 28 District Managers (who generally have responsibility for eight to 10 stores within a geographic district) manage store operations. A Store Manager and one or two Assistant Store Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, merchandise display and control, personnel functions and store security. A typical store operates with an average of eight to ten associates including a full-time stock person and a combination of full and part-time sales associates, depending on the volume of the store and the season. Additional part-time sales associates are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

     Format. The prototype Kirkland’s store is between 4,200 and 4,800 square feet, of which approximately 70% typically represents selling space. Merchandise is generally displayed according to display guidelines and directives given to each store from the Visual Merchandising team with input from Merchandising and Store Operations personnel. This procedure ensures uniform display standards throughout the chain. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, rather than displaying products strictly by category or product type.

     Visual merchandising. Because of the nature of our merchandise and our focus on identifying and developing best-selling items, we believe adherence to our visual merchandising standards is an important responsibility of our store and field supervisory management. We emphasize visual merchandising in our training efforts, and our dedicated team of visual merchants provides valuable leadership and support to this aspect of Store Operations. The Visual Merchandising team provides Store Managers with recommended display directives such as photographs and drawings, weekly placement guides and display manuals. In addition, each Store Manager has some flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers. The Visual Merchandising team also assists Regional Managers and District Managers in opening new stores. We believe effective and consistent visual merchandising enhances a store’s ability to reach its full sales potential.

     Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, the success of our expansion program depends on our ability to promote and/or recruit qualified District and Store Managers and maintain quality sales associates. To date, the majority of our District Managers previously have been Kirkland’s Store Managers. An intensive nine-week training program is provided for new District Managers. Store Managers and Assistant Managers, many of whom begin their Kirkland’s career as sales associates, currently complete a formal training program before taking responsibility for a store. This training program includes five to 10 days in a designated “training store,” working directly with a qualified Training Store Manager. District Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new sales associates, assisted where appropriate by a full-time recruiter. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting from outside Kirkland’s.

     Compensation and incentives. We compensate our Regional, District and Store Managers with a base salary plus a quarterly performance bonus based on store sales and store-level profit contribution. Sales associates are compensated on an hourly basis. In addition, we regularly run a variety of contests that reward associates for outstanding sales achievement.

     Briar Patch. We operate 25 stores under the name “Briar Patch by Kirkland’s.” These stores are operated and merchandised in the same fashion as our stores operated under the “Kirkland’s” name and generate store-level operating results comparable to our “Kirkland’s” stores. In 1998, we acquired the 35-store Briar Patch operation, and we have since converted six of those stores to “Kirkland’s” stores and have closed four of them. As the remaining stores are remodeled or relocated, we intend to change the name of these stores to “Kirkland’s.”

Real Estate

     Strategy. Our real estate strategy is to identify retail properties that are convenient and attractive to our target female customer. The flexibility and broad appeal of our stores and our merchandise allows us to operate successfully in major metropolitan markets such as Houston, Texas, and Atlanta, Georgia, middle markets such as Birmingham, Alabama, and Buffalo, New York, and smaller markets such as Appleton, Wisconsin, and Panama City, Florida.

     Site selection. We locate our stores in enclosed malls or non-mall venues which are destinations for large numbers of shoppers and which reinforce our quality image and brand. To assess potential new locations, we review financial and demographic criteria and analyze the quality of tenants and competitive factors, square footage availability, frontage space and other relevant criteria to determine the overall acceptability of a property and the optimal locations within it.

     Until recent years, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors, and generally, we sought approximate store frontage of 35 to 40 feet on average. As of February 1, 2003, we operated 231 of our 249 stores in enclosed malls, with the remainder in a variety of off-mall venues such as “lifestyle” strip centers and community strip centers.

     We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers and our strong position in the home décor category. The following table provides a history of our store openings and closing since the beginning of our fiscal year ended December 31, 1998 (“fiscal 1998”).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	1998	1999	2000	2001(1)	2002

Stores open at beginning of period	138	198	226	240	234
New stores opened(2)	27	29	17	5	16
Briar Patch stores acquired	35	—	—	—	—
Stores closed	(2)	(1)	(3)	(11)	(1)

Stores open at end of period	198	226	240	234	249
Average gross square footage per store(3)	4,409	4,396	4,486	4,528	4,526

(1)	Also includes the period beginning on January 1, 2001 and ending on February 3, 2001.

(2)	Excludes our warehouse outlet store located adjacent to our central distribution facilities in Jackson, Tennessee.

(3)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

Purchasing and Inventory Management

     Merchandise sourcing and product development. Our merchandise team purchases inventory on a centralized basis to take advantage of our technology and our consolidated buying power and to closely control the merchandise mix in our stores. Our buying team selects all of our products, negotiates with all of our vendors and works closely with our planning and allocation team to optimize store-level merchandise mix by category, classification and item. The six members of our buying team have an average of 14 years of retail experience. We believe this level of experience gives us a competitive advantage in understanding our customer and identifying or developing merchandise suitable to her tastes and budget. We estimate that over 60% of our merchandise assortment is designed or packaged exclusively for Kirkland’s, generally based on our buyers’ experience in modifying certain merchandise characteristics or interpreting market trends into a product and price point that will appeal to our customer. The amount of exclusively designed or packaged merchandise continues to grow annually. Non-exclusive merchandise is often boxed or packaged exclusively for Kirkland’s utilizing Kirkland’s proprietary brands.

     We purchase merchandise from approximately 200 vendors. Approximately 75% of our total purchases are from importers of merchandise manufactured primarily in the Far East and India, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we believe buying from importers or U.S.-based representatives of foreign manufacturers rather than directly from foreign manufacturers enables us to maximize flexibility and minimize product liability and credit risks. Further, we believe our executive management and buyers are more effective by focusing on managing the retail business and allowing importers to handle the procurement and shipment of foreign-manufactured merchandise for our stores. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and offering them in our stores.

     Planning and allocation. Our merchandise planning and allocation team works closely with our buying team, field management and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team also manages inventory levels, allocates merchandise to stores and replenishes inventory based upon information generated by our information systems. Our inventory control systems monitor current inventory levels at each store and our operations as a whole. If necessary, we can shift slow-moving inventory to other stores for sell-through prior to instituting corporate-wide markdowns. We also continually monitor recent selling history within each store by category, classification and item to properly allocate further purchases to maximize sales and gross margin.

     Each of our stores is internally classified for merchandising purposes based on certain criteria including store sales, size, location and historical performance. Although all of our stores carry similar merchandise, the variety and depth of products in a given store may vary depending on the store’s rank and classification. Inventory purchases and allocation are also tailored based on regional or demographic differences between stores.

     In April 2001, we installed a state-of-the-art merchandise management system, improving the efficiency of our planning and allocation process. This system provides our buyers and planners with daily information on sales, gross margin and inventory by category, classification and item. This information is available for each store, permitting our planners to assess merchandise trends and manage inventory levels and flow at the individual store level.

Distribution

     Prior to the 12 months ended December 31, 2000 (“fiscal 2000”), we distributed our products primarily through direct shipments from our vendors to each of our individual stores. Inventory backstock was held both in the store’s stockroom and in local storage facilities managed by each Store Manager. We maintained a modest central distribution capability in Jackson, Tennessee through a collection of low-cost warehouses to process certain merchandise shipments and to hold inventory for new store openings. As our store base grew, this legacy distribution system became cumbersome and inefficient, and we recognized the need to develop a more scalable central distribution strategy to permit greater inventory control and to control freight costs.

     During fiscal 2000, we began working with a leading supply chain consulting firm to improve our distribution practices and to formulate a long-term distribution strategy. In March 2001, we consolidated our central distribution operations into one modern, 303,000-square-foot facility in Jackson, Tennessee (the “DC”), which allowed us to increase our dollar volume of centrally distributed merchandise by 25% from fiscal 2000 to the 52 weeks ended February 2, 2002 (“fiscal 2001”). In fiscal 2001, we distributed approximately 62% of our merchandise purchases centrally while the remaining 38% of our purchases were shipped directly from vendors to our stores. In May 2002, we expanded our distribution capacity through the lease of a 168,000-square-foot warehouse in close proximity to our DC. By increasing our central distribution capacity and hiring additional staff, we were able to raise our percentage of centrally distributed merchandise to 75% in fiscal 2002 from 62% in fiscal 2001.

     Central distribution offers a number of important benefits. In addition to allowing us to manage freight costs and the flow of merchandise to our stores more efficiently, central distribution allows us to increase the percentage of our purchases that are pre-ticketed by vendors (approximately 95% as of February 1, 2003). Increased use of central distribution has enabled us to significantly reduce the use of costly local storage facilities and has also reduced truck rental costs. Between fiscal 2000 and fiscal 2002, we reduced our total combined costs for local storage and truck rentals by 44%, or $1.8 million.

     We expect to continue to expand our proportion of centrally distributed merchandise. During the third quarter of fiscal 2002, in anticipation of our peak inventory needs during fiscal 2003, we leased an additional 187,000 square feet of warehouse space in Jackson, Tennessee, for one year at an annual cost of approximately $345,000. In September 2002, we hired a Vice President of Logistics and have been evaluating numerous alternatives for enhancing our distribution effort. Our evaluation encompasses a range of potential improvements in distribution facilities, as well as possible introduction of advanced information systems and automation to enhance distribution efficiencies. We believe that our existing distribution facilities provide us with adequate capacity at least until fiscal 2004. As we continue to capitalize on the benefits of central distribution, we will continue to take advantage of the benefits that direct shipment capability offers, such as maximizing sales during the late fall season.

E-Commerce

     We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. We maintain a web site at www.kirklands.com, which provides our customers with a resource to locate a store, preview our merchandise and purchase a limited array of products online. We currently sell a modest amount of merchandise through our web site and maintain a small customer service department to handle e-mail and phone inquiries from our store and e-commerce customers. The information contained or incorporated in our web site is not a part of this annual report on Form 10-K.

Information Systems

     We have invested significant resources developing an information systems infrastructure to support our business. These investments include $6.5 million of software and hardware replacements or upgrades since late 1999. Recent projects include new point-of-sale (POS) software and servers in all stores (fiscal 1999), integrated retail management software at our home office (fiscal 2001) and an upgrade of POS hardware in approximately two-thirds of our stores (fiscal 2001/fiscal 2002). We believe these newly enhanced systems provide our key decision makers, both in stores and at our home office, with the timely information needed to drive our sales and profitability. We also made incremental investments during 2002 by upgrading our POS software to allow for debit processing capability and the introduction of our new Kirkland’s gift card.

     Our store information systems include a server in each store that runs our automated POS application on multiple POS registers. The server provides managers with convenient access to detailed sales and inventory information for the store. Our POS registers provide price look-up (all merchandise is bar-coded), time and attendance and automated check, credit card, debit card and gift card processing. Through automated nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through daily polling, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores.

     The core of our home office information system is the integrated GERS retail management software installed in April 2001. This system integrates all merchandising and financial applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, general ledger, sales audit and accounts payable. Our distribution center also employs certain elements of the GERS software package. We utilize a Lawson Software package for our payroll and human resource functions.

Marketing

     Our marketing efforts emphasize in-store signage, store and window banners and displays and other techniques to attract customers and provide an exciting shopping experience. Historically, we have not engaged in extensive media advertising because we believe that we have benefited from our strategic locations in high-traffic shopping malls and valuable “word-of-mouth” advertising by our customers. Many shopping mall leases historically required some advertising, although an industry shift to “media funds” has largely been implemented, whereby a retailer contributes at agreed levels to the shopping mall’s advertising fund based on the square footage of the store. We supplement our in-store marketing efforts with periodic local newspaper advertisements to promote specific events in our stores, including our semi-annual clearance events.

Trademarks

     All of our stores operate under the name “Kirkland’s” other than 25 stores, which operate under the name “Briar Patch by Kirkland’s.” We acquired these stores in 1998. As these stores are remodeled or relocated, we intend to change the name of these stores to the “Kirkland’s” name.

     We registered our “Kirkland’s” logo with the United States Patent and Trademark Office on the Principal Register. In addition, we hold several trademark registrations in connection with our Cedar Creek private label brand as well as a registration of “the Kirkland Collection.” We believe the “Kirkland’s” logo, “the Kirkland Collection” and the Cedar Creek private label brand have become important components in our merchandising and marketing strategy. We also claim common law trademark rights in Briar Patch, Kirkland’s Outlet, Kirkland’s Home and other marks. We are exploring the possibility of federal registration of several of these marks. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.

Competition

     The retail market for home décor is highly competitive. Accordingly, we compete with a variety of specialty stores, department stores, discount stores and catalog retailers that carry merchandise in one or more categories also carried by our stores. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens ’n Things, Michaels Stores, Pier 1 Imports and Williams-Sonoma. We believe that the principal competitive factors influencing our business are merchandise quality and selection, price, visual appeal of the merchandise and the store and the convenience of location. Although we face competition from a broad range of retailers, we believe that few competitors focus exclusively on home décor, primarily in a mall environment. Specialty retailers tend to have higher prices and a narrower assortment of products than our stores. Department stores typically have higher prices than our stores for similar merchandise. Wholesale clubs may have lower prices than our stores, but the product assortment is generally considerably more limited.

     The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last five years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally styled merchandise, reflective of current market trends typically offered at a discount to catalog and department store prices. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer and presenting it in a visually appealing manner.

     In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See “Risk Factors — We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.”

Employees

     We employed approximately 3,346 employees at April 22, 2003. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Availability of SEC Reports

     We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. Our SEC filings became available on our Internet web site beginning on March 13, 2003. Copies are also available, without charge, from Secretary, Kirkland’s, Inc., 805 North Parkway, Jackson, TN 38305.

     Consistent with our ongoing commitment to corporate governance, our Board of Directors is currently updating our Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our President and Chief Executive Officer, our Chief Financial Officer and our Controller. The Code of Business Conduct and Ethics will reflect and reinforce our commitment to integrity in the conduct of our business. We will post the Code of Business Conduct and Ethics in the “Investors Relations” section of our website. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of or waivers to the Code of Business Conduct and Ethics on our web site.

Executive Officers of Kirkland’s

     The name, age as of April 15, 2003, and position of each of our executive officers are as follows:

     Carl Kirkland, 62, has been Chairman of the Board since June 1996. Mr. Kirkland co-founded Kirkland’s in 1966 and served as Chief Executive Officer from 1966 through March 2001 and President from 1966 through November 1997. He has over 30 years of experience in the retail industry. Mr. Kirkland also serves on the board of directors of Hibbett Sporting Goods, Inc.

     Robert E. Alderson, 56, has been a Director of Kirkland’s since September 1986, President of Kirkland’s since November 1997 and Chief Executive Officer of Kirkland’s since March 2001. He served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Senior Vice President of Kirkland’s since joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, he was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.

     Reynolds C. Faulkner, 39, has been a Director of Kirkland’s since September 1996 and joined Kirkland’s as Senior Vice President and Chief Financial Officer in February 1998. He was promoted to Executive Vice President in February 2002. Prior to joining Kirkland’s, from July 1989 to January 1998, Mr. Faulkner was an investment banker in the corporate finance department of The Robinson-Humphrey Company, LLC, most recently serving as a Managing Director and head of the retail practice group. In this capacity, Mr. Faulkner was involved in numerous public and private financings and mergers and acquisitions of companies in the retail industry.

     Chris T. LaFont, 42, has been Senior Vice President of Merchandising and General Merchandise Manager since February 2003. He served as Vice President of Merchandising – Product Development from September 1997 through February 2003. From 1988 to September 1997, he served as Vice President of Visual Merchandising for Kirkland’s. Mr. LaFont started his career with Kirkland’s in 1981 as a management trainee.

     C. Edmond Wise, Jr., 52, has been Senior Vice President of Store Operations since joining Kirkland’s in December 2000. Prior to joining Kirkland’s, Mr. Wise was a Director of Retail Operations for Payless ShoeSource from October 1998 to November 2000. Prior to that, Mr. Wise had 26 years of retail operations experience, including eight years with Edison Brothers Stores and 16 years with J. Riggings, a division of U. S. Shoe Corporation.

Risk Factors

     If any of the risks described below occur, our business, financial condition or results of operations could be adversely affected in a material way. This could cause the value of our common stock to decline, perhaps significantly, and you may lose all or part of your investment.

If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, we may not be able to adequately implement our growth strategy resulting in a decrease in net sales and net income.

     One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. We have opened 122 new stores since January 1, 1997. We intend to open approximately 37-40 new stores in fiscal 2003, and our future operating results will depend to a substantial extent upon our ability to open and operate new stores successfully. To date we have signed leases for 13 new stores in fiscal 2003, eight of which have already opened. We also have an ongoing expansion, remodeling and relocation program and intend to expand, remodel or relocate 8-10 stores in fiscal 2003.

     There can be no assurance that we will be able to open, expand, remodel and relocate stores at this rate, or at all. Our ability to open new stores and to expand, remodel and relocate existing stores depends on a number of factors, including our ability to:

•	obtain adequate capital resources for leasehold improvements, fixtures and inventory on acceptable terms, or at all;

•	locate and obtain favorable store sites and negotiate acceptable lease terms;

•	construct or refurbish store sites;

•	obtain and distribute adequate product supplies to our stores;

•	maintain adequate warehousing and distribution capability at acceptable costs;

•	hire, train and retain skilled managers and personnel; and

•	continue to upgrade our information and other operating systems to control the anticipated growth and expanded operations.

     The rate of our expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. There can be no assurance that we will have adequate cash flow generated by our business or we will be able to obtain equity or debt capital on acceptable terms or at all. Moreover, our senior credit facility contains provisions that restrict the amount of debt we may incur in the future. In addition, the cost of opening, expanding, remodeling and relocating new or existing stores may increase in the future compared to historical costs. The increased cost could be material. If we are not successful in obtaining sufficient capital, we may be unable to open additional stores or expand, remodel and relocate existing stores as planned, which may adversely affect our growth strategy resulting in a decrease in net sales. As a result, there can be no assurances that we will be able to achieve our current plans for the opening of new stores and the expansion, remodeling or relocation of existing stores.

     There also can be no assurance that our existing stores will maintain their current levels of net sales and store-level profitability or that new stores will generate net sales levels necessary to achieve store-level profitability, much less store-level profitability comparable to that of existing stores. New stores that we open in our existing markets may draw customers from our existing stores and may have lower net sales growth relative to stores opened in new markets. New stores also may face greater competition and have lower anticipated net sales volumes relative to previously opened stores during their comparable years of operations. New stores opened in new markets, where we are less familiar with the target customer and less well known, may face different or additional risks and increased costs compared to stores operated in existing markets. Also, stores opened in non-mall locations may require greater marketing costs in order to attract customer traffic. These factors, together with increased pre-opening expenses at our new stores, may reduce our average store contribution and operating margins. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our net income could suffer.

     The success of our growth plan will be dependent on our ability to promote and/or recruit enough qualified district managers, store managers and sales associates to support the expected growth in the number of our stores, and the time and effort required to train and supervise a large number of new managers and associates may divert resources from our existing stores and adversely affect our operating and financial performance. Our operating expenses would also increase as a result of any increase in the minimum wage or other factors that would require increases in the compensation paid to our employees.

A prolonged economic downturn could result in reduced net sales and profitability.

     Our net sales are also subject to a number of factors relating to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. A weak retail environment could also adversely affect our net sales. Purchases of home décor items may decline during recessionary periods or a prolonged recession may have a material adverse effect on our business, financial condition and results of operations. In addition, economic downturns during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. There is also no assurance that consumers will continue to focus on their homes or on home-oriented products or that trends in favor of “cocooning” and new home purchases will continue.

Reduced consumer spending in the southeastern part of the United States where a majority of our stores are concentrated could reduce our net sales.

     Approximately 53% of our stores are located in the southeastern region of the United States. Consequently, economic conditions, weather conditions, demographic and population changes and other factors specific to this region may have a greater impact on our results of operations than on the operations of our more geographically diversified competitors. In addition, changes in regional factors that reduce the appeal of our stores and merchandise to local consumers could reduce our net sales.

We may not be able to successfully anticipate consumer trends and our failure to do so may lead to loss of consumer acceptance of our products resulting in reduced net sales.

     Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of the merchandise in our stores and our image with our customers may be harmed, which could materially adversely affect our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of items that prove popular could reduce our net sales. In addition, a major shift in consumer demand away from home décor could also have a material adverse effect on our business, results of operations and financial condition.

We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory which could result in a loss of net sales.

     We purchase our products from approximately 200 vendors with which we have no long-term purchase commitments or exclusive contracts. None of our vendors supplied more than 15% of our merchandise purchases during fiscal 2002. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us.

     We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, our business would be adversely affected if there were delays in product shipments to us due to freight difficulties, strikes or other difficulties at our principal transport providers or otherwise. We have from time to time experienced delays of this nature. We are also dependent on vendors for assuring the quality of merchandise supplied to us. Our inability to acquire suitable merchandise in the future or the loss of one or more of our vendors and our failure to replace any one or more of them may harm our relationship with our customers resulting in a loss of net sales.

We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales resulting in reduced gross profit.

     Many of our vendors are importers of merchandise manufactured in the Far East and India. While we believe that buying from vendors instead of directly from manufacturers reduces or eliminates the risks involved with relying on products manufactured abroad, our vendors are subject to those risks, and we remain subject to those risks to the extent that their effects are passed through to us by our vendors or cause disruptions in supply. These risks include changes in import duties, quotas, loss of “most favored nation” (“MFN”) trading status with the United States for a particular foreign country, work stoppages, delays in shipments, freight cost increases, terrorism, war, economic uncertainties (including inflation, foreign government regulations and political unrest) and trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase.

     We currently purchase a majority of our merchandise from importers of goods manufactured in China. China has been granted permanent normal trade relations by the United States effective January 1, 2002, based on its entry into the World Trade Organization (“WTO”), and now enjoys MFN trading status. China’s recent entry into the WTO potentially stabilizes the trading relationship between it and the United States, but the possibility of trade disputes concerning merchandise currently imported from China continues to create risks. These risks could result in sanctions against China, and the imposition of new duties on certain imports from China, including products supplied to us. Any significant increase in duties or any other increase in the cost of the products imported for us from China could result in an increase in the cost of our products to our customers which may correspondingly cause a decrease in net sales, or could cause a reduction in our gross profit.

     Historically, instability in the political and economic environments of the countries in which our vendors obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. In addition, the recent outbreak of Severe Acute Respiratory Syndrome in China may disrupt the manufacturing of our products and/or our vendors’ ability to purchase products from suppliers in China. Although we believe that we could access alternative sources in the event of disruptions or delays in supply due to economic, political or health conditions in foreign countries on our vendors, such disruptions or delays may adversely affect our results of operations unless and until alternative supply arrangements could be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

     We are also subject to the risk that the manufacturers abroad who ultimately manufacture our products may employ labor practices that are not consistent with acceptable practices in the United States. In any such event we could be hurt by negative publicity with respect to those practices and, in some cases, face liability for those practices.

Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

     An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. In particular, we may need to expand our existing infrastructure to the extent we open new stores in regions of the United States where we presently do not have stores. The cost of this enhanced infrastructure could be significant. In addition, a significant portion of the distribution to our stores is coordinated through our distribution facilities in Jackson, Tennessee. Any significant disruption in the operations of these facilities would have a material adverse effect on our ability to maintain proper inventory levels in our stores, which could result in a loss of net sales and net income.

We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.

     The retail market is highly competitive. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores and catalog retailers, which carry merchandise in one or more categories also carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens ’n Things, Michaels Stores, Pier 1 Imports and Williams-Sonoma. We also compete with these and other retailers for suitable retail locations, suppliers, qualified employees and management personnel. One or more of our competitors are present in substantially all of the malls in which we have stores. Many of our competitors are larger and have significantly greater financial, marketing and other resources than we do. This competition could result in the reduction of our prices and a loss of our market share. Our net sales are also impacted by store liquidations of our competitors. We believe that our stores compete primarily on the basis of merchandise quality and selection, price, visual appeal of the merchandise and the store and convenience of location. There can be no assurance that we will continue to be able to compete successfully against existing or future competition. Our expansion into the markets served by our competitors, and the entry of new competitors or expansion of existing competitors into our markets may have a material adverse effect on our market share and could result in a reduction in our prices in order for us to remain competitive.

Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our net sales, net income and cash flow, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

     We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our net sales and operating results, which are typical of many mall-based specialty retailers and common to most retailers generally. Due to the importance of the fall selling season, which includes Thanksgiving and Christmas, the last quarter of our fiscal year, has historically contributed and is expected to continue to contribute a disproportionate amount of our net sales, net income and cash flow for the entire fiscal year. We expect this pattern to continue during the current fiscal year and anticipate that in subsequent fiscal years the last quarter of our fiscal year will continue to contribute disproportionately to our operating results and cash flow. Any factors negatively affecting us during the last quarter of our fiscal year, including unfavorable economic or weather conditions, could have a material adverse effect on our financial condition and results of operations, reducing our cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

We may experience significant variations in our quarterly results.

     Our quarterly results of operations may also fluctuate significantly based upon such factors as the timing of new store openings, pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, net sales contributed by new stores, increases or decreases in comparable store net sales, adverse weather conditions, shifts in the timing of holidays, the timing and level of markdowns, changes in fuel and other shipping costs, changes in our product mix and actions taken by our competitors.

The agreement governing our debt places certain reporting and consent requirements on us which may affect our ability to operate our business in accord with our business and growth strategy.

     We entered into a new senior credit facility in May 2002. Our senior credit facility contains a number of covenants requiring us to report to our lender or to obtain our lender’s consent in connection with certain activities we may wish to pursue in the operation of our business. These requirements may affect our ability to operate our business and consummate our business and growth strategy and may limit our ability to take advantage of potential business opportunities as they arise. These requirements affect our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or make other distributions;

•	make investments;

•	sell assets;

•	enter into transactions with affiliates;

•	repurchase capital stock; and

•	enter into certain mergers and consolidations.

     Our senior credit facility has two financial covenants. One covenant requires us to maintain trailing twelve months earnings before interest, taxes, depreciation and amortization (“EBITDA”), net of capital expenditures, at levels varying between $17.2 million and $26.7 million each fiscal quarter based upon our projections taking into account the seasonality of our business. The other covenant requires us to keep our senior debt within a specified ratio of our trailing twelve months EBITDA ranging from 1.0:1.0 to 1.8:1.0 each fiscal quarter based upon our projections taking into account the seasonality of our business and our anticipated utilization of the revolving credit facility. Any failure to comply with these or other covenants would allow the lenders to accelerate repayment of their debt, prohibit further borrowing under the revolving portion of the credit facility, declare an event of default, take possession of their collateral or take other actions available to a secured senior creditor.

     If compliance with our debt obligations materially hinders our ability to operate our business and adapt to changing industry conditions, we may lose market share, our revenue may decline and our operating results may suffer. This could have a material adverse effect on the market value and marketability of our common stock.

Our comparable store net sales fluctuate due to a variety of factors and may not be a meaningful indicator of future performance.

     Numerous factors affect our comparable store net sales results, including among others, weather conditions, retail trends, the retail sales environment, economic conditions, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store net sales results have experienced fluctuations in the past. Our comparable store net sales increased 0.6% in fiscal 2000 over the 12 months ended December 31, 1999, increased 13.3% in fiscal 2001 over the 53-week period ended February 3, 2001, and increased 8.4% in fiscal 2002 over fiscal 2001. In addition, we anticipate that opening new stores in existing markets may result in decreases in comparable store net sales for existing stores in such markets. Past comparable store net sales results may not be indicative of future results. Our comparable store net sales may not increase from quarter to quarter and may decline. As a result, the unpredictability of our comparable store net sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues or comparable store net sales may cause the price of our common stock to fluctuate significantly.

We are highly dependent on customer traffic in malls, and any reduction in the overall level of mall traffic could reduce our net sales and increase our sales and marketing expenses.

     Substantially all of our existing stores are located in enclosed malls. As a result, we largely rely on the ability of mall anchor tenants and other tenants to generate customer traffic in the vicinity of our stores. Historically, we have not relied on extensive media advertising and promotion in order to attract customers to our stores. Our future operating results will also depend on many other factors that are beyond our control, including the overall level of mall traffic and general economic conditions affecting consumer confidence and spending. Any significant reduction in the overall level of mall traffic could reduce our net sales.

Our hardware and software systems are vulnerable to damage that could harm our business.

     We rely upon our existing information systems for operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial functions. These systems and our operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters;

•	power loss, computer systems failures, internet and telecommunications or data network failure, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events; and

•	computer viruses.

     Any disruption in the operation of our information systems, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems could interrupt our operations or interfere with our ability to monitor inventory, which could result in reduced net sales and affect our operations and financial performance. We also need to ensure that our systems are consistently adequate to handle our anticipated store growth and are upgraded as necessary to meet our needs. The cost of any such system upgrades or enhancements would be significant.

We depend on key personnel, and if we lose the services of any of our principal executive officers, including Carl Kirkland, our Chairman, and Robert E. Alderson, our President and Chief Executive Officer, we may not be able to run our business effectively.

     We have benefited substantially from the leadership and performance of our senior management, especially Carl Kirkland, our Chairman, and Robert E. Alderson, our President and Chief Executive Officer. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and there can be no assurances that we will be able to retain our personnel. Although we maintain key man insurance in the amount of $3 million on each of Messrs. Kirkland and Alderson, the loss of the services of either of these individuals for any reason could have a material adverse effect on our business, financial condition and results of operations. In addition, the loss of certain of our other principal executive officers could affect our ability to run our business effectively. Our employment agreements with Messrs. Kirkland and Alderson expire in June 2006 and continue on successive one-year renewal terms unless terminated by either party. The loss of a member of senior management would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

Our charter and bylaw provisions and certain provisions of Tennessee law may make it difficult in some respects to cause a change in control of Kirkland’s and replace incumbent management.

     Our charter authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could materially adversely affect the voting power or other rights of the holders of our common stock. Holders of the common stock will not have preemptive rights to subscribe for a pro rata portion of any capital stock which may be issued by us. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Kirkland’s. Although we have no present intention to issue any new shares of preferred stock, we may do so in the future.

     Our charter and bylaws contain certain corporate governance provisions that may make it more difficult to challenge management, may deter and inhibit unsolicited changes in control of Kirkland’s and may have the effect of depriving our shareholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. First, the charter provides for a classified Board of Directors, with directors (after the expiration of the terms of the initial classified board of directors in 2003, 2004 and 2005) serving three year terms from the year of their respective elections and being subject to removal only for cause and upon the vote of 80% of the voting power of all outstanding capital stock entitled to vote (the “Voting Power”). Second, our charter and bylaws do not generally permit shareholders to call, or require that the Board of Directors call, a special meeting of shareholders. The charter and bylaws also limit the business permitted to be conducted at any such special meeting. In addition, Tennessee law permits action to be taken by the shareholders by written consent only if the action is consented to by holders of the number of shares required to authorize shareholder action and if all shareholders entitled to vote are parties to the written consent. Third, the bylaws establish an advance notice procedure for shareholders to nominate candidates for election as directors or to bring other business before meetings of the shareholders. Only those shareholder nominees who are nominated in accordance with this procedure will be eligible for election as directors of Kirkland’s, and only such shareholder proposals may be considered at a meeting of shareholders as have been presented to Kirkland’s in accordance with the procedure. Finally, the charter provides that the amendment or repeal of any of the foregoing provisions of the charter mentioned previously in this paragraph requires the affirmative vote of at least 80% of the Voting Power. In addition, the bylaws provide that the amendment or repeal by shareholders of any bylaws made by our Board of Directors requires the affirmative vote of at least 80% of the Voting Power.

     Furthermore, Kirkland’s is subject to certain provisions of Tennessee law, including certain Tennessee corporate takeover acts that are, or may be, applicable to us. These acts include the Investor Protection Act, the Business Combination Act and the Tennessee Greenmail Act, and these acts seek to limit the parameters in which certain business combinations and share exchanges occur. The charter, bylaws and Tennessee law provisions may have an anti-takeover effect, including possibly discouraging takeover attempts that might result in a premium over the market price for our common stock.

The market price for our common stock might be volatile and could result in a decline in the value of your investment.

     The market price of our common stock could be subject to significant fluctuations in response to our operating results, general trends in prospects for the retail industry, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts’ or investors’ expectations, the condition of the financial markets and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock notwithstanding our actual operating performance.

Concentration of ownership among our existing directors, executive officers and their affiliates may prevent investors from influencing significant corporate decisions.

     As of March 31, 2003, our current directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 42.8% of our outstanding common stock. As a result, these shareholders are able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. These shareholders may support proposals and actions with which you may disagree or which are not in your interests.

Item 2. Properties

     We lease all of our store locations and expect to continue our policy of leasing rather than owning. Our leases typically provide for 10-year terms, many with the ability for us (or the landlord) to terminate the lease in the middle of the term if net sales at the leased premises do not reach a certain annual level. The leases typically provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level) and the rate of increase in key ancillary charges is generally capped.

     As current leases expire, we believe we will be able either to obtain lease renewals if desired for present store locations or to obtain leases for equivalent or better locations in the same general area. To date, we have not experienced unusual difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. A majority of our store leases contain provisions permitting the landlord to terminate the lease upon a change in control of Kirkland’s.

     We own our corporate headquarters in Jackson, Tennessee, which currently consists of approximately 40,000 square feet of office space. We lease three central distribution facilities, consisting of a combined 658,000-square-feet, also located in Jackson, Tennessee.

     The following table indicates the states and cities where our stores are located and the number of stores within each state as of February 1, 2003:

Alabama (16)	Georgia (21)	Louisiana (10)	North Carolina (17)	Tennessee (14)	West Virginia (3)
Auburn	Albany	Baton Rouge (2)	Asheville	Chattanooga	Barboursville
Birmingham	Alpharetta	Gretna	Cary	Clarksville	Bridgeport
Decatur	Athens	Houma	Charlotte	Franklin	Charleston
Dothan	Atlanta (2)	Kenner	Concord	Goodlettsville
Florence	Augusta	Lafayette	Durham (2)	Jackson	Wisconsin (2)
Gadsden	Buford	Lake Charles	Fayetteville	Johnson City	Appleton
Hoover	Columbus	Monroe	Greensboro (2)	Knoxville (2)	Eau Claire
Huntsville (2)	Commerce	Shreveport	Hickory	Memphis (3)
Mobile	Douglasville	Slidell	High Point	Nashville (2)
Montgomery (3)	Duluth		Pineville	Sevierville
Oxford	Kennesaw	Maryland (5)	Raleigh (2)
Prattville	Lithonia	Baltimore	Rocky Mt	Texas (27)
Tuscaloosa	Macon (2)	Frederick	Wilmington	Amarillo
	Morrow	Glen Burnie	Winston-Salem	Arlington
Arizona (1)	Peachtree City	Hanover		Austin
Tempe	Rome	Waldorf	Ohio (10)	Cedar Park
	Savannah (2)		Akron	Corpus Christi
Arkansas (3)	Valdosta	Michigan (4)	Beaver Creek	El Paso
Fayetteville		Auburn Hills	Canton	Friendswood
Little Rock	Illinois (7)	Grandville	Cincinnati (2)	Frisco
North Little Rock	Aurora	Muskegon	Dublin	Grapevine
	Bloomington	Okemos	Niles	Houston (4)
Colorado (2)	Fairview Heights		Parma	Humble
Lakewood	Geneva	Mississippi (9)	St.Clairsville	Hurst
Littleton	Gurnee	Biloxi	Youngstown	Katy
	Moline	Columbus		Lubbock
Florida (35)	Orland Park	Flowood	Oklahoma (2)	McAllen
Altamonte Springs		Greenville	Oklahoma City	Mesquite
Boynton Beach	Indiana (7)	Hattiesburg	Tulsa	Midland
Bradenton	Evansville	McComb		Plano
Brandon	Ft. Wayne	Meridian	Pennsylvania (7)	San Antonio
Clearwater	Greenwood	Ridgeland	Altoona	San Marcos
Coral Springs	Indianapolis	Tupelo	Camp Hill	Sugar Land
Daytona Beach	Lafayette		Erie	The Woodlands
Destin	Mishawaka	Missouri (3)	Exton	Tyler
Ft. Myers	Terre Haute	Joplin	Grove City	Waco
Gainesville		Springfield	Lancaster
Jacksonville (2)	Iowa (4)	St. Louis	Pittsburgh	Virginia (12)
Lake Wales	Cedar Rapids			Charlottesville
Mary Esther	Coralville	Nebraska (1)	South Carolina (11)	Chesapeake
Naples	Davenport	Lincoln	Anderson	Colonial Heights
Ocala	West Des Moines		Bluffton	Dulles
Ocoee		New Jersey (1)	Charleston (2)	Glen Allen
Orange Park	Kansas (4)	Elizabeth	Columbia (3)	Lynchburg
Orlando (3)	Leawood		Florence	Midlothian
Oviedo	Overland Park	New Mexico (2)	Greenville	Newport News
Panama City	Topeka	Albuquerque (2)	Myrtle Beach	Norfolk
Pembroke Pines	Wichita		Spartanburg	Richmond
Pensacola		New York (2)		Roanoke
Sanford	Kentucky (7)	Buffalo		Winchester
Sarasota	Bowling Green	West Nyack
Sebring	Florence
St. Petersburg	Lexington
Sunrise	Louisville (2)
Tallahassee	Owensboro
Tampa (3)	Paducah
Vero Beach

Item 3. Legal Proceedings

     We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     We did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     Our common stock is listed on The Nasdaq Stock Market under the symbol “KIRK”. We commenced trading on The Nasdaq Stock Market on July 11, 2002. On April 25, 2003, there were approximately 45 holders of record of our common stock. On April 28, 2003, the last reported sale price of our common stock on The Nasdaq Stock Market was $14.75. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Common Stock Price

	High	Low

Fiscal 2002
Second Quarter (commencing July 11, 2002)(1)	14.87	10.00
Third Quarter	17.50	9.55
Fourth Quarter	18.80	10.47

(1) The date we commenced trading.

Dividend policy

     We intend to retain all future earnings to finance the continued growth and development of our business, and do not, therefore, anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior credit facility restricts the payment of cash dividends. No dividends have been paid on our common stock subsequent to 1995. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Item 6. Selected Consolidated Financial Data

     The selected “Statement of Operations Data” for the fiscal year ended December 31, 2000, the 34-day period ended February 3, 2001, the fiscal year ended February 2, 2002, and the fiscal year ended February 1, 2003, and the selected “Balance Sheet Data” as of February 2, 2002, and February 1, 2003, have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected “Balance Sheet Data” as of December 31, 1998, 1999 and 2000 and the selected “Statement of Operations Data” for the years ended December 31, 1998 and 1999 have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The “Store and Other Data” for all periods presented below have been derived from internal records of our operations. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and notes thereto, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	52 Weeks Ended		34 Days	Year Ended
			Ended
	February 1,	February 2,	February 3,	December 31,	December 31,	December 31,
	2003 (1)	2002(1)	2001(2)	2000	1999	1998

	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$341,504	$307,213	$23,875	$259,240	$236,622	$192,250
Gross profit	120,943	107,150	4,885	87,014	82,518	70,386
Operating income (loss)	32,697	27,567	(3,020)	13,070	18,655	20,181
Income (loss) before extraordinary item and accretion of preferred stock and dividends accrued	16,074	1,783	(2,656)	(1,315)	4,059	6,427
Net income (loss) allocable to common shareholders	10,256	(4,656)	(3,434)	(7,870)	(994)	2,595
Earnings (loss) per common share:
Basic	$0.73	$(0.62)	$(0.46)	$(1.30)	$(0.20)	$0.51
Diluted	$0.70	$(0.62)	$(0.46)	$(1.30)	$(0.20)	$0.16
Weighted average number of common shares outstanding:
Basic	13,978,947	7,521,093	7,518,939	6,052,715	5,063,938	5,072,264
Diluted	14,656,993	7,521,093	7,518,939	6,052,715	5,063,938	16,071,718

	52 Weeks Ended
			Year Ended December 31,
	February 1,	February 2,
	2003 (1)	2002 (1)	2000	1999	1998

Store and Other Data:
Comparable store sales increase(3)	8.4%	13.3%	0.6%	3.7%	1.0%
Number of stores at year end(4)	249	234	240	226	198
Average net sales per store (in thousands)(5)	$1,417	$1,307	$1,112	$1,111	$1,169
Average net sales per square foot(5)(6)	$313	$289	$248	$253	$265
Average gross square footage per store(6)	4,526	4,528	4,486	4,396	4,409

	As of	As of	As of December 31,
	February 1,	February 2,
	2003(2)	2002(2)	2000	1999	1998

		(In thousands)
Balance Sheet Data:
Total assets	$79,058	$97,050	$113,382	$92,600	$82,474
Total debt, including mandatorily redeemable preferred stock (Class C)	—	75,239	104,360	103,466	106,241
Common stock warrants	—	11,315	—	—	—
Redeemable convertible preferred stock (Class A, Class B and Class D)	—	85,294	81,909	55,471	50,418
Shareholders’ equity (deficit)	39,157	(112,095)	(107,859)	(99,989)	(98,995)

(1)	Effective January 1, 2001, we changed our fiscal reporting year from a calendar year to a 52/53-week basis ending on the Saturday closest to January 31. Our 2001 fiscal year began on February 4, 2001 and ended on February 2, 2002. Our 2002 fiscal year began on February 3, 2002 and ended on February 1, 2003.

(2)	Effective January 1, 2001, we changed our fiscal reporting year from a calendar year to a 52/53-week basis ending on the Saturday closest to January 31 resulting in a 34-day stub period as presented.

(3)	We include new stores in comparable store net sales calculations after the store has been in operation one full fiscal year. We exclude from comparable store net sales calculations each store that was expanded, remodeled or relocated during the applicable period. Each expanded, remodeled or relocated store is returned to the comparable store base after it has been excluded from the comparable store base for one full fiscal year. The comparable store net sales increase for fiscal 2001 reflects the increase in comparable store net sales for the 52-week period ended February 2, 2002, compared to the 53-week period ended February 3, 2001.

(4)	Our store count excludes our warehouse outlet store located adjacent to our central distribution facilities in Jackson, Tennessee.

(5)	Calculated using net sales of all stores open at both the beginning and the end of the period.

(6)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. A number of the matters and subject areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this annual report on Form 10-K are not limited to historical or current facts and deal with potential future circumstances and developments and are accordingly “forward-looking statements.” You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan” and similar expressions, are only predictions and that actual events or results may differ materially.

Overview

     We are a leading specialty retailer of home décor in the United States, operating 249 stores in 30 states as of February 1, 2003. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the fiscal year ended February 1, 2003, we recorded net sales of $341.5 million.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last six fiscal years. During this period, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 800 additional locations in the United States that could support a Kirkland’s store. We plan on opening 37-40 new stores and estimate closing 7-10 stores in fiscal 2003.

     On July 10, 2002, we completed an initial public offering of our common stock, receiving net proceeds of approximately $66.5 million. We used the proceeds of the offering to repay existing subordinated debt, redeem our mandatorily redeemable Class C Preferred Stock and redeem certain shares of our Class A Preferred Stock, Class B Preferred Stock, Class D Preferred Stock and common stock.

Results of Operations

     On January 1, 2001, we elected to change our fiscal reporting year from a calendar year basis to a 52/53-week year ending on the Saturday closest to January 31. Consequently, the results of operations table and discussion below compare the 52 weeks ended February 1, 2003, 52 weeks ended February 2, 2002 and the twelve months ended December 31, 2000. The results for the 34-day “stub period” ended February 3, 2001 are included separately in our consolidated financial statements.

     The table below sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Fiscal Year Ended

	February 1,	February 2,	December 31,
	2003(1)	2002(1)	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales(2)	64.6	65.1	66.4

Gross profit	35.4	34.9	33.6
Operating expenses:
Other operating expenses	23.1	23.4	26.0
Depreciation and amortization	2.0	2.1	2.5
Non-cash stock compensation charge	0.7	0.4	—

Operating income	9.6	9.0	5.1
Interest expense Senior, subordinated and other notes payable	1.0	3.2	4.3
Class C Preferred Stock	0.3	0.7	0.7
Amortization of debt issue costs	0.3	0.4	0.5
Inducement charge associated with exchange of Class C Preferred Stock	0.2	—	—
Accretion of common stock warrants	—	3.7	—
Interest income	(0.0)	(0.1)	(0.0)
Financing costs(3)	—	—	0.3
Other expense (income), net	(0.1)	(0.0)	(0.0)

Income (loss) before income taxes	7.9	1.1	(0.7)
Income tax provision (benefit)	3.2	0.5	(0.2)

Income (loss) before extraordinary item and accretion of preferred stock and dividends accrued	4.7	0.6	(0.5)
Extraordinary item: Loss on early extinguishment of long-term debt	0.1	—	—

Income (loss) before accretion of preferred stock and dividends accrued	4.6	0.6	(0.5)
Accretion of preferred stock and dividends accrued	(1.6)	(2.1)	(2.5)

Net income (loss) allocable to common shareholders	3.0%	(1.5)%	(3.0)%

(1)	Effective January 1, 2001, we changed our fiscal year from a calendar year basis to a 52/53-week year ending on the Saturday closest to January 31. Accordingly, the fiscal year ended February 2, 2002 encompasses the 52-week period beginning on February 4, 2001 and ending on February 2, 2002, and the fiscal year ended February 1, 2003, encompasses the 52-week period beginning on February 3, 2002 and ending on February 1, 2003.

(2)	Cost of sales includes cost of product sold, freight, store occupancy costs and central distribution costs.

(3)	During the year ended December 31, 2000, we recorded an impairment of deferred financing costs that were connected with a refinancing effort that was not consummated.

Fiscal Year Ended February 1, 2003, Compared to Fiscal Year Ended February 2, 2002

     Net sales. Net sales increased by 11.2% to $341.5 million for fiscal 2002 from $307.2 million for fiscal 2001. The net sales increase in fiscal 2002 resulted primarily from an 8.4% increase in comparable store net sales. We also opened 16 new stores in fiscal 2002 and five new stores in fiscal 2001, and we closed one store in fiscal 2002 and nine stores in fiscal 2001. Our net sales benefited from this increase in our store base as well as sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The increase in comparable store net sales accounted for approximately $24.2 million of the total net sales increase, or 70.6%, and the net increase in the store base over the last two fiscal years along with sales increases from expanded, remodeled or relocated stores accounted for approximately $10.1 million, or 29.4%, of the total net sales increase. The comparable store net sales increase was primarily the result of an improved inventory position and fresher merchandise mix as compared to the prior year, as we continued to benefit from the investments in distribution and information systems that we made in fiscal 2000 and 2001. Key categories contributing to the improvement in comparable store net sales included wall décor, lamps and decorative accessories. The comparable store net sales increase resulted entirely from an increase in unit sales. Through the first three quarters of fiscal 2002, we experienced increases in both unit sales and the average retail price per item. However, significant markdown activity negatively impacted retail prices during the fourth quarter, resulting in an average retail price per item that was relatively unchanged for fiscal 2002 compared to fiscal 2001.

     Gross profit. Gross profit increased $13.8 million, or 12.9%, to $120.9 million for fiscal 2002 from $107.1 million for fiscal 2001. Gross profit expressed as a percentage of net sales increased to 35.4% for fiscal 2002, from 34.9% for fiscal 2001. The increase in gross profit as a percentage of net sales resulted primarily from the leveraging of store occupancy costs through higher net sales. Product cost of sales, including freight expenses, was relatively flat for fiscal 2002 as a percentage of sales, primarily due to the significant markdown activity that took place in the fourth quarter in response to a heavily promotional retail environment and comparatively weak sales trends in the holiday merchandise category compared to the prior year. Consistent with our strategic plans, central distribution costs increased slightly as a percentage of net sales as we leased additional space and hired additional staff to support a higher level of activity in our central distribution centers. We expect to continue to experience cost increases in central distribution as we process a greater percentage of merchandise purchases through our central distribution facilities.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $79.0 million, or 23.1% of net sales, for fiscal 2002 as compared to $72.0 million, or 23.4% of net sales, for fiscal 2001. The decline in these operating expenses as a percentage of net sales was primarily the result of strong net sales that leveraged store payroll costs and other relatively fixed components of store operating expenses. In addition, by continuing to improve our inventory management and distribution practices, we were able to save over $750,000 in costs related to local storage facilities and related truck rentals. Offsetting these expense reductions and the leveraging impact were increases in insurance costs due to rising premiums and coverage enhancements, an increase in corporate salaries and an increase in professional fees related to costs incurred on supply chain enhancement projects.

     Depreciation and amortization. Depreciation and amortization expense was $6.7 million, or 2.0% of net sales, for fiscal 2002 as compared to $6.4 million, or 2.1% of net sales, for fiscal 2001. The decline as a percentage of net sales was the result of the strong net sales performance as well as a decline in capital expenditures in recent fiscal years.

     Non-cash stock compensation charge. During fiscal 2002, we incurred non-cash stock compensation charges related to certain stock options granted to a consultant in July 2001, stock options granted to certain employees in November 2001, and certain re-priced employee stock options for which variable accounting methods were required. Charges related to these stock option arrangements amounting to $2.6 million, or 0.7% of net sales, were recorded for fiscal 2002, an increase from $1.2 million, or 0.4% of net sales, for fiscal 2001. See Note 8 of the notes to our consolidated financial statements. We will continue to incur a $70,000 charge related to the November 2001 grant of certain employee stock options each quarter through the third quarter of fiscal 2004.

     Interest expense. Interest expense on senior, subordinated and other notes payable was $3.4 million, or 1.0% of net sales, for fiscal 2002 as compared to $9.8 million, or 3.2% of net sales, for fiscal 2001. The decrease was the result of our May 2002 debt refinancing, our July 2002 initial public offering, strong cash flow from operations and low interest rates. Interest expense associated with the mandatorily redeemable Class C Preferred Stock was $1.1 million, or 0.3% of net sales, for fiscal 2002 as compared to $2.0 million, or 0.7% of net sales, for fiscal 2001. Amortization of debt issue costs was $0.9 million, or 0.3% of net sales, for fiscal 2002 as compared to $1.3 million, or 0.4% of net sales, for fiscal 2001. We recorded no accretion of common stock warrants in fiscal 2002 compared to $11.3 million, or 3.7% of net sales, in fiscal 2001. The accretion of common stock warrants reflects the accretion to fair value of detachable put warrants issued by us in connection with our issuance of subordinated debt in 1996. All of these warrants were exercised in connection with our July 2002 initial public offering.

     Income taxes. Income tax provision was $10.8 million, or 40.3% of income before income taxes, for fiscal 2002 compared to $1.8 million, or 50.0% of income before income taxes, for fiscal 2001. The decrease in the effective tax rate for fiscal 2002 was primarily the result of the higher level of income before income taxes in fiscal 2002 as compared to fiscal 2001, which reduced the tax rate impact of non-deductible stock compensation charges.

     Income before extraordinary item and accretion of preferred stock and dividends accrued. As a result of the foregoing, income before extraordinary item and accretion of preferred stock and dividends accrued was $16.1 million, or 4.7% of net sales, for fiscal 2002 compared to $1.8 million, or 0.6% of net sales, for fiscal 2001.

     Extraordinary item. During the third quarter of fiscal 2002, we repaid our $15 million term loan in its entirety. The term loan originally was due in May of 2005. As a result of this early repayment, we recorded an extraordinary loss on the early extinguishment of this debt in the amount of $192,000, net of income tax effects. No such charge was incurred during fiscal 2001. As a result of the implementation of SFAS No. 145, this extraordinary item will be reclassified to non-operating expense in fiscal 2003.

Fiscal Year Ended February 2, 2002, Compared to Fiscal Year Ended December 31, 2000

     Net sales. Net sales increased by 18.5% to $307.2 million for fiscal 2001 from $259.2 million for fiscal 2000. The net sales increase in fiscal 2001 resulted primarily from an increase in comparable store net sales. We also opened five new stores in fiscal 2001 and 17 new stores in fiscal 2000, and we closed 11 stores in fiscal 2001 and the 34-day stub period ended February 3, 2001. We also closed three stores in fiscal 2000. Our net sales benefited from this increase in our store base, as well as sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The increase in comparable store net sales accounted for approximately $37.2 million of the total net sales increase, or 77.5%, and the net increase in the store base over the last two fiscal years along with sales increases from expanded, remodeled or relocated stores accounted for approximately $10.8 million, or 22.5%, of the total net sales increase. One of our key operating initiatives during 2001 was a concerted effort to reduce inventory levels and SKU counts to offer a better, sharper array of merchandise without changing the core categories of merchandise that we offer. Much of this inventory reduction was accomplished from January through April 2001 through markdowns and promotional activities. As a result of this effort, merchandise flow improved during the balance of the year, allowing our customers to experience a steady flow of fresh product. In addition, the installation of a fully integrated retail information management system at our home office in April 2001 significantly increased our ability to maintain a fresh merchandise mix and appropriate inventory levels in our stores. The comparable store net sales increase was primarily the result of increased unit sales and customer traffic, although we did experience favorable trends in our average retail price per item sold.

     Gross profit. Gross profit increased $20.1 million, or 23.1%, to $107.1 million for fiscal 2001 from $87.0 million for fiscal 2000. Gross profit expressed as a percentage of net sales increased to 34.9% for fiscal 2001, from 33.6% for fiscal 2000. The increase in gross profit as a percentage of net sales resulted primarily from the leveraging of store occupancy costs through higher net sales. Additionally, as a result of our aggressive inventory reduction in the first quarter of fiscal 2001, product cost of sales, including freight expenses, declined as a percentage of net sales particularly in the second half of fiscal 2001, due to the strong sell-through and fresher merchandise mix. These factors were partially offset by an increase in central distribution costs as a percentage of net sales as we leased additional distribution center space and increased staffing levels to support a higher level of activity during fiscal 2001.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $72.0 million, or 23.4% of net sales, for fiscal 2001 as compared to $67.4 million, or 26.0% of net sales, for fiscal 2000. The decline in these operating expenses as a percentage of net sales was primarily the result of strong net sales that leveraged the fixed component of operating expenses. The percentage decrease in operating expenses also benefited from several expense control initiatives at the store and corporate levels. Two of the most significant initiatives were directly related to our fiscal 2001 plan to improve store-level operating performance. First, we initiated a concerted effort to restrain growth in store payroll expense. By operating stores with lower inventory levels and improving merchandise distribution and allocation, we were able to reduce store payroll expense to 12.2% of net sales for fiscal 2001 as compared to 13.6% of net sales for fiscal 2000. This improvement was partially the result of our completion of a planned reduction in the number of store assistant manager positions. Second, we were able to save over $1 million by reducing our stores’ use of local storage facilities and related truck rentals.

     Depreciation and amortization. Depreciation and amortization expense was $6.4 million, or 2.1% of net sales, for fiscal 2001 as compared to $6.5 million, or 2.5% of net sales, for fiscal 2000. The decline as a percentage of net sales was the result of the strong sales performance as well as a decline in capital expenditures over the last two fiscal years in relation to previous fiscal years.

     Non-cash stock compensation charge. In fiscal 2001, we incurred a non-cash stock compensation charge related to certain outstanding stock options of $1.2 million, or 0.4% of net sales. No such charge was incurred in fiscal 2000. See Note 8 of the notes to our consolidated financial statements.

     Interest expense. Interest expense on senior, subordinated and other notes payable was $9.8 million, or 3.2% of net sales, for fiscal 2001 as compared to $11.2 million, or 4.3% of net sales, for fiscal 2000. The decrease was the result of significantly improved operating cash flow that led to lower average debt balances in fiscal 2001 in comparison to fiscal 2000 combined with lower interest rates. Interest expense associated with the mandatorily redeemable Class C Preferred Stock was $2.0 million, or 0.7% of net sales, for fiscal 2001 as compared to $1.9 million, or 0.7% of net sales, for fiscal 2000. Amortization of debt issue costs was $1.3 million, or 0.4% of net sales, for fiscal 2001 as compared to $1.3 million, or 0.5% of net sales, for fiscal 2000. The accretion of common stock warrants of $11.3 million, or 3.7% of net sales, reflects the accretion to fair value of detachable put warrants issued by us in connection with our issuance of subordinated debt in 1996. No such charge was recorded in fiscal 2000.

     Income taxes. Income tax provision was $1.8 million, or 50.0% of income before income taxes, for fiscal 2001 as compared to a benefit of $0.6 million, or 30.3% of loss before income taxes, for fiscal 2000. The increase in the effective tax rate for fiscal 2001 is primarily the result of non-deductible stock compensation charges associated with certain employee stock options.

     Income (loss) before accretion of preferred stock and dividends accrued. As a result of the foregoing, income before accretion of preferred stock and dividends accrued was $1.8 million, or 0.6% of net sales, for fiscal 2001 compared to a loss of $1.3 million, or 0.5% of net sales, for fiscal 2000.

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

     Net cash provided by operating activities for fiscal 2002 was $18.7 million compared to $37.5 million for fiscal 2001. Income after extraordinary item and before preferred stock dividends and accretion for fiscal 2002 increased to $15.9 million from $1.8 million for fiscal 2001. Depreciation was $6.7 million, modestly higher than the prior year’s $6.3 million, and non-cash stock compensation charge was $2.6 million, higher than the prior year’s $1.2 million. These cash sources were offset primarily by a reduction in accrued expenses and other noncurrent liabilities due to the payment to our debtholders of $13.4 million in accrued interest with the proceeds of our May 2002 refinancing and July 2002 initial public offering. An increase in inventories of $6.7 million was financed largely by an increase in accounts payable of $5.1 million during the period.

     Net cash used in investing activities for fiscal 2002 consisted almost entirely of $8.4 million in capital expenditures. These expenditures primarily included investments in existing store remodels, new store construction and information technology assets for stores and the corporate headquarters. During fiscal 2002, we opened 16 new stores and remodeled 4 stores. We expect that capital expenditures for fiscal 2003 will range from $14.5 to $15.5 million, primarily to fund the construction of 37-40 new stores and to complete several ongoing information technology projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for our fiscal 2003 new stores will average approximately $155,000 – $165,000 per store (net of landlord allowances).

     Net cash used in financing activities for fiscal 2002 was $35.8 million. Two significant financing events, our May 2002 senior debt refinancing and our July 2002 initial public offering of common stock, took place during the second fiscal quarter. The net use of cash for fiscal 2002 reflected the retirement of approximately $101.4 million in long-term obligations and certain shares of common stock with a combination of existing cash balances and the proceeds of these two financing events. Additionally, using availability from our revolving line of credit we were able to complete the full repayment of our $15 million term loan during the third quarter of fiscal 2002.

     With the completion of our initial public offering and the application of the net proceeds toward debt reduction along with the repayment of our term loan, our only remaining debt consists of our $45 million revolving credit facility. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The maximum availability under the revolving credit facility is limited by a borrowing base that consists of a percentage of eligible inventory less reserves. Our revolving credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also from time to time may decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The revolving credit facility terminates in May 2005. As of February 1, 2003, we had no borrowings outstanding under our revolving credit facility.

     Our senior credit facility contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The senior credit facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of earnings before interest, taxes, depreciation and amortization excluding certain non-recurring items, or EBITDA, less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. As of February 1, 2003, we were in compliance with all covenants under our senior credit facility.

     At February 1, 2003, our balance of cash and cash equivalents was $4.2 million and the borrowing availability under our revolving credit facility was $21.4 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2003 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.

The following table summarizes our known material contractual obligations specified in the table in effect at February 1, 2003:

Payment due by period (in millions)

Less than
	Total	1 year	1-3 years	4-5 years	Thereafter

Contractual Obligations
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	132.6	24.3	44.2	35.0	29.1
Purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total	$132.6	$24.3	$44.2	$35.0	$29.1

Seasonality and Quarterly Fluctuations

     We have historically experienced and expect to continue to experience substantial seasonal fluctuations in our net sales and operating income. We believe this is the general pattern typical of our segment of the retail industry and, as a result, expect that this pattern will continue in the future. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, net sales contributed by new stores, shifts in the timing of certain holidays and competition. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.

     Our strongest sales period is the winter holiday season. We generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter of our fiscal year. In anticipation of the increased sales activity during the fourth quarter of our fiscal year, we purchase large amounts of inventory and hire temporary staffing help for our stores. Our operating performance could suffer if net sales were below seasonal norms during the fourth quarter of our fiscal year. Our net sales, operating income and net income are typically weakest in the first quarter of our fiscal year. We expect this trend to continue.

     The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2002 and fiscal 2001. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	Fiscal 2002 Quarter Ended

	May 4,	Aug. 3,	Nov. 2,	Feb. 1,
	2002	2002	2002(1)	2003

	(in thousands, except store, per share and percentage amounts)
Net sales	$66,184	$74,717	$74,903	$125,700
Gross profit	22,208	25,706	24,681	48,348
Operating income	2,579	3,815	2,912	23,391
Net income (loss) allocable to common shareholders	(1,168)	(3,707)	1,240	13,891
Earnings (loss) per common share:
Basic	$(0.16)	$(0.35)	$0.07	$0.74
Diluted	$(0.16)	$(0.35)	$0.06	$0.71
Stores open at end of period	236	236	245	249
Comparable store net sales increase (decrease)	18.0%	16.7%	9.2%	(1.0)%

	Fiscal 2001 Quarter Ended

	May 5,	Aug. 4,	Nov. 3,	Feb. 2,
	2001	2001	2001	2002

	(in thousands, except store, per share and percentage amounts)
Net sales	$55,961	$63,614	$66,822	$120,816
Gross profit	15,514	20,545	22,093	48,998
Operating income (loss)	(1,512)	2,572	2,941	23,566
Net income (loss) allocable to common shareholders	(4,656)	(2,685)	(2,306)	4,991
Earnings (loss) per common share:
Basic	$(0.62)	$(0.36)	$(0.31)	$0.66
Diluted	$(0.62)	$(0.36)	$(0.31)	$0.48
Stores open at end of period	235	233	234	234
Comparable store net sales increase	3.9%	11.9%	22.9%	13.9%

(1)	The quarter ended November 2, 2002, includes an extraordinary loss of 192,000 related to the early extinguishment of long-term debt. Net income before extraordinary item was $1,432,000, or $0.08 per basic share and $0.07 per diluted share.

Inflation

     We do not believe that our operating results have been materially affected by inflation during the preceding three fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future.

Critical Accounting Policies

     Our critical accounting policies are discussed in the notes to our consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

     Cost of sales and inventory valuation - Our inventory is stated at the lower of cost or market with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur near our fiscal year-end. We also evaluate the cost of our inventory in relation to the estimated sales price giving consideration to markdowns that will occur prior to or at the point of sale. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandising valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.

     Depreciation and recoverability of long-lived assets - Approximately 34% of our assets at February 1, 2003, represent investments in property and equipment and goodwill. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are depreciated over 5 to 7 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the lease term. Our average lease term is 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of its assigned depreciable life, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable life, no depreciation expense is being realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store generated cash flows. The review includes a comparison of the carrying value of the store assets to the future cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit and store expense increases and decreases. During fiscal 2001 and fiscal 2000, we recorded impairments of $82,000 and $103,000, respectively. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

     Goodwill — We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized but reviewed for impairment on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. We have not recorded an impairment to our goodwill since adopting SFAS No. 142.

     Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are partially self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. Actual results can vary from estimates for many reasons, including, among others, inflation rates, claim settlement patterns, litigation trends and legal interpretations. We monitor our claims experience in light of these factors and revise our estimates of insurance reserves accordingly. The level of our insurance reserves may increase or decrease as a result of these changing circumstances or trends.

     Offering and financing costs — In previous years, we have incurred costs related to refinancing efforts and an offering of our common stock. Costs incurred related to financing activities are typically capitalized and amortized over the life of the debt. Costs incurred related to common stock offerings are deducted from the proceeds of the successful offering. Occasionally, the anticipated financing activity or stock offering is not consummated. When that occurs, we expense the costs related to such activities that had been previously deferred in anticipation of the transaction.

     Stock options and warrants — Certain of our stock options require us to record a non-cash stock compensation charge in our financial statements. The amount of the charge is determined based upon the fair value of our common stock. Other options have been granted to employees or directors with an exercise price that is equal to or greater than the fair value of our common stock on the date of grant. Stock options, which have been granted to persons other than employees or directors in exchange for services, are valued using an option-pricing model. Stock warrants have been issued in connection with several of our debt issuances and in some cases the warrants contain a feature allowing the holder to put the warrant to us for fair value. In each of these cases, the fair value of our common stock is a significant element of determining the value of the stock option or warrant, or the amount of the non-cash stock compensation charge to be recorded for our stock option awards or for non-employee stock option grants. Prior to our initial public offering in July 2002, our common stock was not traded on a stock exchange. To determine the value of our common stock prior to the initial public offering we first considered the amount paid to us for our common stock in recent transactions. Absent a recent sale of our common stock, we obtained a valuation from an independent appraiser. In each case, the determination of the fair value of our common stock requires judgment and the valuation has a direct impact on our financial statements. We believe that reasonable methods and assumptions have been used for determining the fair value of our common stock.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We applied the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. We ceased amortization of goodwill in accordance with SFAS No. 142 and performed a test for impairment as of the date of adoption. We perform impairment tests on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. The application of SFAS No. 141 and SFAS No. 142 did not have a significant impact on our financial condition or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations” for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a significant impact on our financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishments of indebtedness be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishments are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of the Disposal of a Segment of the Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. As a result of the implementation of SFAS No. 145, the extraordinary loss recorded in fiscal 2002 pertaining to the early extinguishment of debt will be reclassified to non-operating expense in fiscal 2003. Other than this reclassification, the implementation of SFAS No. 145 is not expected to have a significant impact on the results of our operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force (EITF) Issue 94-3. The implementation of SFAS No. 146 is not expected to have a significant impact on the results of our operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition to SFAS No. 123’s fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in Note 1 to our consolidated financial statements.

     During 2002, the FASB’s Emerging Issues Task Force (“EITF”) released EITF Issue 02-16, “Accounting By a Customer (Including a Reseller) For Cash Consideration Received From a Vendor.” The issue addresses the accounting treatment of vendor allowances. We are currently in the process of evaluating the impact of EITF Issue 02-16. However, the application of EITF Issue 02-16 is not expected to have a material impact on our financial statements.

     In November 2002, the FASB issued interpretation No. 45 (“FIN45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the recognition and measurement provision to have a material impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN46”), Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. We do not believe that the adoption of FIN 46 will have a material adverse impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Market risks related to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes short-term LIBOR contracts. LIBOR contracts are fixed rate instruments for a period of between one and six months, at our discretion. From time to time, we enter into one or more LIBOR contracts. These LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.

     As of February 1, 2003, we had no amounts outstanding under our term loan. As of February 1, 2003, we had no outstanding borrowings under our revolving credit facility. All amounts borrowed throughout the year under our revolving credit facility were entered into for other than trading purposes.

     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of February 1, 2003.

Item 8. Financial Statements and Supplementary Data

     The financial statements and schedules are listed under Item 16(a) and filed as part of this annual report on Form 10-K.

     The supplementary financial data is set forth under Item 7 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 27, 2003, information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K, and information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

Item 11. Executive Compensation

     The information contained in the sections titled “Executive Compensation,” “Information About the Board of Directors” and “Shareholder Return Performance Presentation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information contained in the in the section titled “Ownership of Management and Certain Beneficial Owners “ in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan category	and rights	and rights	column (a))

Equity compensation plans approved by security holders	610,079	$1.92	2,967,583
Equity compensation plans not approved by security holders	103,807	$0.01	—
Total	713,886	$1.64	2,967,583

Option grants under plans not approved by shareholders

     On July 1, 2001, our Board of Directors approved a grant to a consultant of a non-qualified stock option to purchase 103,807 shares of common stock at exercise price of $.01 per share. The options became fully vested upon consummation of our initial public offering in July 2002 and can be exercised in whole or in part on or before July 1, 2005.

Item 13. Certain Relationships and Related Transactions

     The information contained in the section titled “Related Party Transactions “ in the Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14. Controls and Procedures

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within 90 days prior to the date of this report, our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer completed their evaluation.

Item 15. Principal Accounting Fees and Services

     The information contained in the section titled “Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 15.

PART IV

Item 16. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1. and 2. Financial Statements and Schedules

The financial statements and schedules set forth below are filed as part of this annual report on Form 10-K.

REPORT OF MANAGEMENT

     The management of Kirkland’s is responsible for the preparation of the financial statements and related financial information included in this annual report. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts that are based on informed estimates and judgments.

     Management maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized and accurately recorded. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal accounting control and that the costs of such systems should not exceed the benefits expected to be derived. Kirkland’s, Inc. continually reviews and modifies these systems, where appropriate, to maintain such assurance. The system of internal controls includes careful selection, training and development of operating and financial personnel, well-defined organizational responsibilities and communication of company policies and procedures throughout the organization.

     The selection of Kirkland’s, Inc.’s independent public accountants, PricewaterhouseCoopers LLP, has been approved by the Audit Committee of the Board of Directors, as well as the entire Board of Directors. The Audit Committee of the Board of Directors, comprised solely of non-employee directors, meets periodically with Kirkland’s independent public accountants and management to review the financial statements and related information and to confirm that they are properly discharging their responsibilities. In addition, the independent public accountants and Kirkland’s, Inc.’s legal counsel meet with the Audit Committee, without the presence of management, to discuss their findings and their observations on other relevant matters. Recommendations made by PricewaterhouseCoopers LLP are considered and appropriate action is taken to respond to these recommendations.

/s/ Robert E. Alderson Robert E. Alderson President and Chief Executive Officer

/s/ Reynolds C. Faulkner Reynolds C. Faulkner Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of
Kirkland’s, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Kirkland’s, Inc. at February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the two years in the period ended February 1, 2003, the 34 days ended February 3, 2001, and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the related financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002.

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Memphis, TN March 14, 2003, except for Note 10 as to which the date is April 10, 2003

KIRKLAND’S, INC. CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	February 1,	February 2,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,244	$29,751
Inventories	39,472	32,763
Prepaid expenses and other current assets	4,623	1,902
Income taxes receivable	—	69
Deferred Income Taxes	1,334	1,375

Total current assets	49,673	65,860
Property and equipment, net	25,175	23,748
Noncurrent deferred income taxes	2,279	5,303
Debt issue costs, net	490	757
Goodwill	1,382	1,382
Other assets	59	—

Total assets	$79,058	$97,050

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$—	$38,177
Accounts payable	17,594	12,530
Income taxes payable	6,827	—
Accrued expenses	12,745	22,569

Total current liabilities	37,166	73,276
Long-term debt:
Subordinated debt	—	19,940
Mandatorily redeemable preferred stock (Class C)	—	17,122
Other liabilities	2,735	2,198
Common stock warrants	—	11,315
Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, no par value:
Class D	—	21,464
Class A	—	47,089
Class B	—	16,741
Shareholders’ equity (deficit):
Common stock, no par value, 100,000,000 shares authorized, and 18,910,351 and 7,531,585 shares issued and outstanding at February 1, 2003 and February 1, 2002, respectively	135,824	229
Loan to shareholder	(225)	—
Accumulated deficit	(96,442)	(112,324)

Total liabilities, redeemable preferred stock and shareholders’ equity (deficit)	$79,058	$97,050

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	52 Weeks Ended		34 Days Ended	Year Ended
	February 1,	February 2,	February 3,	December 31,
	2003	2002	2001	2000

Net sales	$341,504	$307,213	$23,875	$259,240
Cost of sales	220,561	200,063	18,990	172,226

Gross profit	120,943	107,150	4,885	87,014
Operating expenses:
Other operating expenses	78,984	71,993	7,388	67,422
Depreciation and amortization	6,683	6,370	517	6,522
Non-cash stock compensation charge	2,579	1,220	—	—

Total operating expenses	88,246	79,583	7,905	73,944
Operating income (loss)	32,697	27,567	(3,020)	13,070
Interest expense:
Senior, subordinated and other notes payable	3,362	9,759	1,043	11,221
Class C Preferred Stock	1,134	2,007	154	1,850
Amortization of debt issue costs	944	1,308	84	1,305
Inducement charge on exchange of Class C Preferred Stock	554	—	—	—
Accretion of common stock warrants	—	11,315	—	—

Total interest expense	5,994	24,389	1,281	14,376
Interest income	(87)	(278)	—	(1)
Financing costs (Note 1)	—	—	—	782
Other income	(172)	(109)	(26)	(199)
Other expenses	44	—	—	—

Income (loss) before income taxes	26,918	3,565	(4,275)	(1,888)
Income tax provision (benefit)	10,844	1,782	(1,619)	(573)

Income (loss) before extraordinary item and accretion of redeemable preferred stock and dividends accrued	16,074	1,783	(2,656)	(1,315)
Extraordinary item: Loss on early extinguishment of long- term debt, net of income taxes of $133,000 (see Note 6)	192	—	—	—

Income (loss) before accretion of redeemable preferred stock and dividends accrued	15,882	1,783	(2,656)	(1,315)
Accretion of redeemable preferred stock and dividends accrued	(5,626)	(6,439)	(778)	(6,555)

Net income (loss) allocable to common shareholders	$10,256	$(4,656)	$(3,434)	$(7,870)

Earnings (loss) per share before extraordinary item:
Basic	$0.75	$(0.62)	$(0.46)	$(1.30)

Diluted	$0.71	$(0.62)	$(0.46)	$(1.30)

Earnings (loss) per share after extraordinary item:
Basic	$0.73	$(0.62)	$(0.46)	$(1.30)

Diluted	$0.70	$(0.62)	$(0.46)	$(1.30)

Weighted average number of common shares outstanding:
Basic	13,979	7,521	7,519	6,053

Diluted	14,657	7,521	7,519	6,053

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Common Stock		Loan to	Accumulated
	Shares	Amount	Shareholder	Deficit

Balance at December 31, 1999	5,075,233	$229	$—	$(100,218)
Accretion of redeemable preferred stock and dividends accrued				(6,555)
Issuance of common stock	2,443,706
Loss before accretion of redeemable preferred stock and dividends accrued	—	—	—	(1,315)

Balance at December 31, 2000	7,518,939	$229	$—	$(108,088)
Accretion of redeemable preferred stock and dividends accrued				(778)
Loss before accretion of redeemable preferred stock and dividends accrued	—	—	—	(2,656)

Balance at February 3, 2001	7,518,939	$229	$—	$(111,522)
Fair value adjustment for dividend rate change on preferred stock				3,832
Accretion of redeemable preferred stock and dividends accrued		(22)		(6,417)
Exercise of stock options	12,646	22
Income before accretion of redeemable preferred stock and dividends accrued	—	—	—	1,783

Balance at February 2, 2002	7,531,585	$229	$—	$(112,324)
Reclassification of common stock warrants to equity due to termination of put feature		7,020
Accretion of redeemable preferred stock and dividends accrued		(5,626)
Exercise of stock options and employee stock purchases	169,997	2,210	(217)
Initial public offering of common stock, net of offering expenses	4,925,000	66,543
Exercise of common stock warrants	2,096,135
Conversion of Class A, Class B and Class D Preferred Stock	4,209,906	63,149
Conversion of Class C Preferred Stock	567,526	8,471
Repurchase of common stock	(589,798)	(8,228)
Difference in repurchase of preferred stock and carrying value		1,945
Tax benefit from exercise of stock options		111
Interest accrued on shareholder loan			(8)
Income before accretion of redeemable preferred stock and dividends accrued	—	—	—	15,882

Balance at February 1, 2003	18,910,351	$135,824	$(225)	$(96,442)

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	52 Weeks Ended		34 Days Ended	Year Ended
	February 1,	February 2,	February 3,	December 31,
	2003	2002	2001	2000

Cash flows from operating activities:
Income (loss) before accretion of redeemable preferred stock and dividends accrued	$15,882	$1,783	$(2,656)	$(1,315)
Adjustments to reconcile income (loss) before accretion of redeemable preferred stock and dividends accrued to net cash provided by (used in) operating activities:
Depreciation of property and equipment	6,683	6,287	510	6,439
Early extinguishment of long-term debt	325	—	—	—
Amortization of debt issue costs, debt discount and goodwill	1,004	1,434	94	1,430
Loss on disposal of property and equipment	132	371	—	21
Non-cash stock compensation charge	2,579	1,220	—	—
Inducement charge associated with exchange of Class C Preferred Stock	554	—	—	—
Accretion of common stock warrants	—	11,315	—	—
Write-off of debt issue costs	—	—	—	782
Deferred tax expense (benefit)	(1,230)	1,290	(1,619)	(1,015)
Changes in assets and liabilities:
Inventories	(6,709)	12,567	2,663	(6,146)
Prepaid expenses and other current assets	(2,721)	104	(7)	(179)
Other noncurrent assets	91	14	7	—
Accounts payable	5,064	(6,580)	38	1,369
Income taxes payable	7,006	(183)	14	(2,591)
Accrued expenses and other noncurrent liabilities	(9,951)	7,888	(141)	2,541

Net cash provided by (used in) operating activities	18,709	37,510	(1,097)	1,336

Cash flows from investing activities:
Proceeds from sale of property and equipment	15	—	—	60
Capital expenditures	(8,406)	(4,724)	(145)	(6,041)

Net cash used in investing activities	(8,391)	(4,724)	(145)	(5,981)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit line	—	(20,000)	—	20,000
Proceeds from new term loan	15,000	—	—	—
Principal payments on long-term debt, including Class C Preferred Stock	(82,382)	(9,167)	—	(6,648)
Proceeds from equity contribution, net of issue costs	—	—	—	7,384
Net proceeds from initial public offering	66,543	—	—	—
Redemption of Class A, Class B and Class D Preferred Stock	(25,826)	—	—	—
Repurchase of common stock	(8,228)	—	—	—
Accrued interest on shareholder loan	(8)	—	—	—
Exercise of stock options and employee stock purchases	78	22	—	—
Debt issue costs	(1,002)	(804)	—	(881)

Net cash provided by (used in) financing activities	(35,825)	(29,949)	—	19,855

Cash and cash equivalents:
Net increase (decrease)	$(25,507)	$2,837	$(1,242)	$15,210
Beginning of the period	29,751	26,914	28,156	12,946

End of the period	$4,244	$29,751	$26,914	$28,156

Supplemental cash flow information:
Interest paid	$15,875	$7,298	$—	$10,992

Income taxes paid	$4,998	$613	$(16)	$3,033

The accompanying notes are an integral part of these financial statements.

Note 1 — Description of Business and Significant Accounting Policies

     Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home décor with 249 stores in 30 states as of February 1, 2003. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly owned subsidiaries Kirkland’s Stores, Inc. and kirklands.com, inc. Significant intercompany accounts and transactions have been eliminated.

     Fiscal year — Effective January 1, 2001, the Company elected to change its fiscal year from a calendar basis to a 52/53-week year ending on the Saturday closest to January 31. The 34-day transition period ended February 3, 2001, is presented separately in these consolidated financial statements. Unless specifically indicated otherwise, any reference herein to “2000” or “Fiscal 2000” relates to as of or for the year ended December 31, 2000. Any references to “2001” and “2002” or “Fiscal 2001” and “Fiscal 2002” relate to as of or for the years ended February 2, 2002, and February 1, 2003, respectively.

     Cash equivalents — Cash equivalents consist of investments with maturities of 90 days or less at the date of purchase.

     Inventories — Inventories are stated at the lower of cost or market with cost being determined using the average cost method which approximates current cost.

     Property and equipment — Property and equipment are stated at cost. Tenant allowances provided by the lessors for reimbursement of construction costs incurred in connection with store openings and remodelings are recorded as reductions to the basis of the respective tenant improvements. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Furniture, fixtures and equipment are depreciated over 5-7 years. Buildings are depreciated over 40 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

     Debt issue costs — Debt issue costs are amortized using the straight-line method over the life of the debt and are shown net of accumulated amortization of $141,000 at February 1, 2003, and $4,281,000 at February 2, 2002. Amortization of debt issue costs is included as a separate component of interest expense in the consolidated statements of operations.

     Long-lived assets — The Company periodically reviews the recoverability of property and equipment and other long-lived assets whenever an event or change in circumstances indicates the carrying amount of an asset or group of store-level assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of store-level assets with their associated carrying value. If the carrying value of the asset or group of store-level assets exceeds the expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. The Company recorded an impairment of $82,000 and $103,000 during 2001 and 2000, respectively, which represents the remaining carrying value of the leasehold improvements of stores anticipated to be closed. These charges are included in depreciation and amortization on the consolidated statement of operations. These stores also had other long-lived assets, consisting of computer equipment, furniture and fixtures, with carrying values of $146,000 and $124,000 that were not considered to be impaired.

     Goodwill — The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but reviewed for impairment on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. The Company has not recorded an impairment to its goodwill since adopting SFAS No. 142.

     Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are partially self-insured. It is the Company’s policy to record its self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical trends. Actual results can vary from estimates for many reasons, including, among others, inflation rates, claim settlement patterns, litigation trends and legal interpretations.

     Deferred rent — Certain of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between amounts charged to operations and amounts paid as a non-current liability. The cumulative net excess of recorded rent expense over lease payments made of $2.7 million and $2.2 million is reflected in other liabilities in the consolidated balance sheets as of February 1, 2003, and February 2, 2002, respectively.

     Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes.

     Cost of sales — Cost of sales includes the cost of product sold, freight, store occupancy costs and central distribution costs.

     Other operating expenses — Other operating expenses consist of store compensation costs, corporate salaries, insurance, advertising, property taxes, supplies, losses on disposal of assets and various other store and corporate expenses.

     Preopening expenses — Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

     Advertising expenses — Advertising costs are expensed in the period in which the advertising first takes place. Advertising expense was $2,447,000, $2,594,000 and $1,497,000 for fiscal years 2002, 2001 and 2000, respectively, and $297,000 for the 34-day period ended February 3, 2001.

     Internally developed software costs — Costs related to development of internal use software, other than those incurred during the application development stage, are expensed as incurred.

     Other income — Other income consists of sales tax rebates of $149,000, $91,000 and $125,000 for fiscal years 2002, 2001 and 2000, respectively, and $26,000 for the 34-day period ended February 3, 2001, and other miscellaneous income of $23,000, $18,000 and $74,000 for fiscal years 2002, 2001 and 2000, respectively. There were no other miscellaneous income items for the 34-day period ended February 3, 2001.

     Financing costs — During 2000, the Company expensed a total of $782,000 pertaining to costs associated with a refinancing effort that was not consummated.

     Income taxes — Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Stock options — The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock compensation plans. These plans are more fully described in Note 8 to these financial statements. Compensation cost on stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the exercise price. The following table illustrates the effect on net income (loss) allocable to common shareholders and earnings per share had the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

	52 Weeks Ended		34 Days Ended	Year Ended
	February 1,	February 2,	February 3,	December 31,
	2003	2002	2001	2000

Net income (loss) allocable to common shareholders, as reported	$10,256	$(4,656)	$(3,434)	$(7,870)
Add: Stock-based compensation cost, net of taxes, included in determination of net income (loss) allocable to common shareholders	1,973	1,220	—	—
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(2,051)	(1,225)	—	(10)

Pro forma net income (loss) allocable to common shareholders	$10,178	$(4,661)	$(3,434)	$(7,880)

Earnings (loss) per share:
Basic, as reported	$0.73	$(0.62)	$(0.46)	$(1.30)

Basic, pro forma	$0.73	$(0.62)	$(0.46)	$(1.30)

Diluted, as reported	$0.70	$(0.62)	$(0.46)	$(1.30)

Diluted, pro forma	$0.69	$(0.62)	$(0.46)	$(1.30)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model based upon the following assumptions: expected volatility of 55% for all periods presented; risk-free interest rates of 2.9% in fiscal 2002 and 5.5% in fiscal 2001, the 34-day period ended February 3, 2001, and fiscal 2000; expected lives of 5 years and no expected dividend payments.

     Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair value of financial instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on and off balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments such as trade receivables and payables, lease contracts and all non-financial instruments such as buildings and equipment. As of February 1, 2003, the book value approximated fair value for all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.

     Non-cash supplemental disclosure — Accretion of redeemable preferred stock and dividends accrued for each of the periods presented have been excluded from the statements of cash flows. Certain non-cash equity transactions related to the Company’s initial public offering and the tax benefit upon exercise of nonqualified stock options were also excluded from the statements of cash flows. These transactions are reported separately on the face of the Company’s consolidated statement of shareholders’ equity (deficit). Additionally, during fiscal 2002, the Company exchanged certain computer equipment in return for credits provided by a vendor amounting to $149,000.

     Earnings per share — Basic earnings per share is computed by dividing net income or loss allocable to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share is computed by dividing net income or loss allocable to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents outstanding during the applicable periods.

     Comprehensive income — Comprehensive income is reported in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income does not differ from the consolidated net income (loss) allocable to common shareholders presented in the consolidated statements of operations.

     Operating segments — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. Due to the similar economic characteristics of the Company’s stores, the company operates as one business segment and does not disclose separate segment information.

     Recent accounting pronouncements — In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules of accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The Company ceased amortization of goodwill in accordance with SFAS No. 142 and performed a test for impairment as of the date of adoption. The Company performs impairment tests on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. The application of SFAS No. 141 and SFAS No. 142 did not have a significant impact on the Company’s financial condition or results of operations. As required by SFAS No. 142, the results for prior periods have not been restated to reflect the non-amortization of goodwill.

     A reconciliation of net income or loss allocable to common shareholders and earnings or loss per share as if SFAS No. 142 had been in effect for all periods is presented below.

	52 Weeks Ended	34 Days Ended	Year Ended
	February 2,	February 3,	December 31,
	2002	2001	2000

Reported net loss allocable to common shareholders	$(4,656)	$(3,434)	$(7,870)
Add back: Goodwill amortization	83	7	83

Adjusted net loss allocable to common shareholders	$(4,573)	$(3,427)	$(7,787)

Earnings per share (basic and diluted):
Reported net loss allocable to common shareholders	$(0.62)	$(0.46)	$(1.30)
Add back: Goodwill amortization	0.01	0.00	0.01

Adjusted net loss allocable to common shareholders	$(0.61)	$(0.46)	$(1.29)

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a significant impact on the Company’s financial condition or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishments of indebtedness be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishments are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of the Disposal of a Segment of the Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. As a result of the implementation of SFAS No. 145, the extraordinary loss recorded in fiscal 2002 pertaining to the early extinguishment of debt will be reclassified to non-operating expense in fiscal 2003. Other than this reclassification, the implementation of SFAS No. 145 is not expected to have a significant impact on the results of the Company’s operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force (EITF) Issue 94-3. The implementation of SFAS No. 146 is not expected to have a significant impact on the results of the Company’s operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment to FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods for transition to SFAS No. 123’s fair value method of accounting for stock-based compensation. As amended by SFAS No. 148, SFAS No. 123 also requires additional disclosure regarding stock-based compensation in annual and condensed interim financial statements. The new disclosure requirements are effective immediately and are reflected in Note 1 to the consolidated financial statements.

     During 2002, the FASB’s Emerging Issues Task Force (“EITF”) released EITF Issue 02-16, Accounting By a Customer (Including a Reseller) For Cash Consideration Received From a Vendor. The issue addresses the accounting treatment of vendor allowances. The Company is currently in the process of evaluating the impact of EITF Issue 02-16. However, the application of EITF Issue 02-16 is not expected to have a material impact on the Company’s financial statements.

     In November 2002, the FASB issued interpretation No. 45 (“FIN45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, the interpretation also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The company does not expect the recognition and measurement provision to have a material impact on the Company’s financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN46”), Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company’s financial statements.

Note 2 — Initial Public Offering and Capital Structure

Initial Public Offering

     On July 10, 2002, the Company completed an initial public offering of 6.0 million shares of common stock, of which 1.075 million shares were sold by selling shareholders, at a price of $15.00 per share. The net proceeds to the Company from the offering, after underwriting discounts and transaction expenses, were approximately $66.5 million. The net proceeds were used to repay all of the Company’s outstanding subordinated debt and accrued interest thereon and to purchase a portion of the outstanding shares of the Company’s Class A Preferred Stock, Class B Preferred Stock, Class C Preferred Stock, Class D Preferred Stock and common stock.

     Immediately prior to the offering, the Company effected a 54.9827-for-1 stock split. Accordingly, all references in the consolidated financial statements to the number of shares outstanding, price per share and other share and per share amounts have been retroactively restated to reflect the stock split for all periods presented. Concurrent with the offering, all of the Company’s outstanding common stock warrants were exercised resulting in the issuance of 2,096,135 shares of common stock. Additionally, all outstanding shares of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock that were not redeemed with the proceeds of the offering were converted into 4,209,906 shares of common stock. All outstanding shares of Class C Preferred Stock that were not redeemed with proceeds of the offering were exchanged for 567,526 shares of common stock, which shares were sold in the offering (see Note 10).

     As a result of the initial public offering, the Company’s charter was amended, authorizing 100,000,000 shares of no par value common stock and 10,000,000 shares of no par value preferred stock.

Pre-Offering Capital Structure

     On June 12, 1996, the Company completed a leveraged recapitalization (the “Recapitalization”) pursuant to which Advent International Corporation, a private equity investment firm, through affiliated entities became the largest beneficial owner of the Company. After the Recapitalization, the resulting capital structure of the Company consisted of two classes of redeemable convertible preferred stock (Class A Preferred Stock and Class B Preferred Stock), a class of mandatorily redeemable preferred stock (Class C Preferred Stock) and common stock.

     On August 8, 2000, the Company and certain of its shareholders completed an additional equity offering of $20 million through a combination of new equity funding and the retirement of notes payable that were collateralized by certain shareholders. Investors in the offering received shares of a new class of redeemable convertible preferred stock (“Class D Preferred Stock”) and common stock. In conjunction with the equity offering, the Company also issued warrants to purchase an aggregate of 305,429 shares of the Company’s common stock for $0.01 per share. The warrants were issued to the investors in the equity offering on a pro-rata basis in relation to their participation in the total offering. The warrants were considered to have nominal value at August 8, 2000, based upon the market value received in exchange for common shares in the equity offering.

     All shares of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock were either redeemed or converted to common stock as part of the initial public offering. Therefore, there were no outstanding values in these securities as of February 1, 2003.

Note 3 — Property and Equipment

     Property and equipment is comprised of the following (in thousands):

	February 1,	February 2,
	2003	2002

Land	$402	$402
Buildings	3,468	3,460
Equipment	17,369	12,916
Furniture and fixtures	25,133	23,706
Leasehold improvements	13,134	12,406
Projects in process	151	623

	59,657	53,513
Less accumulated depreciation	34,482	29,765

	$25,175	$23,748

Note 4 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	February 1,	February 2,
	2003	2002

Salaries and wages	$2,175	$2,618
Stock compensation	1,884	1,220
Sales taxes	1,300	1,234
Contingent rentals	859	827
Gift certificates and store credits	3,893	2,992
Interest	973	12,352
Self-insurance reserves	918	648
Other	743	678

	$12,745	$22,569

Note 5 — Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	52 Weeks Ended		34 Days Ended	Year Ended
	February 1,	February 2,	February 3,	December 31,
	2003	2002	2001	2000

Current
Federal	$10,202	$222	$—	$318
State	1,872	270	—	124

	12,074	492	—	442

Deferred
Federal	(828)	1,295	(1,363)	(1,092)
State	(402)	(5)	(256)	77

	(1,230)	1,290	(1,619)	(1,015)

	$10,844	$1,782	$(1,619)	$(573)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	February 1,	February 2,
	2003	2002

Current deferred tax assets
Inventory valuation methods	$552	$502
Accruals	782	873

	1,334	1,375

Noncurrent deferred tax assets
Property and equipment	1,217	—
Stock warrants valuation	—	4,403
Stepped rent liability	1,026	835
Net operating loss and credit
Carryforwards	36	2,111
Valuation allowance	—	(200)

	2,279	7,149

Noncurrent deferred tax liability
Property and equipment	—	1,846

Net noncurrent deferred tax asset	2,279	5,303

Total deferred tax assets	$3,613	$6,678

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35.0% to income before income taxes for the periods indicated below, respectively, is as follows:

	52 Weeks Ended		34 Days Ended	Year Ended
	February 1,	February 2,	February 3,	December 31,
	2003	2002	2001	2000

Statutory Federal income tax rate	35.0%	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal income tax effect	4.0	4.8	(3.9)	(4.2)
Benefit from surtax exemptions	—	—	1.0	1.0
Deferred taxes: impact of merger on state NOL’s	—	—	—	4.4
Non-deductible stock compensation	1.4	11.9	—	—
Other	(0.1)	(1.7)	—	3.5

	40.3%	50.0%	(37.9)%	(30.3)%

     At February 1, 2003, and February 2, 2002, the Company was in a net operating loss carryforward position for federal taxes and in certain states. The Company had $0 million and $4.7 million in net operating loss carryforwards for federal purposes and an aggregate of $0.9 million and $4.3 million in various states at February 1, 2003, and February 2, 2002, respectively. These carryforwards will expire, if unused, in 2004 through 2021. During the year ended December 31, 2000, certain state loss carryforwards were disallowed. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to the likelihood of full utilization of the remaining state net operating loss carryforwards, no valuation allowance has been provided as of February 1, 2003.

Note 6 — Indebtedness

New Senior Credit Facility

     Effective May 22, 2002, the Company entered into a new three-year senior secured credit facility that includes a $45 million revolving credit facility ($30 million for the first six months of each calendar year) and a $15 million term loan. The term loan was repaid in full during the third quarter of fiscal 2002. As a result of the early extinguishment of this debt, the Company recorded an after-tax extraordinary loss of $192,000 relating to the unamortized issue costs associated with the term loan. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at the Company’s election. Additionally, the Company pays a fee to the bank equal to a rate of 0.5% per annum on the unused portion of the revolving line of credit. Borrowings under the senior credit facility are collateralized by substantially all of the Company’s assets and real estate and guaranteed by the Company’s subsidiaries. The maximum availability under the revolving credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The revolving credit facility matures in May 2005. The proceeds from this transaction, together with approximately $17.6 million of existing cash balances, were used to repay all amounts outstanding under the Company’s prior senior credit facility and certain amounts of interest due on then outstanding subordinated indebtedness and Class C Preferred Stock. As of February 1, 2003, there were no outstanding borrowings under the revolving credit facility, with $21.4 million available for borrowing.

Previous Financing Arrangements

     Senior credit facility — The senior credit facility as amended (the “Senior Debt Agreement”) entered into with a syndicate bank group in connection with the Recapitalization (see Note 2) provided for $65 million in senior term debt (Tranche A $20 million and Tranche B $45 million) and a $20 million revolving line of credit. The line of credit required a 30-day consecutive zero balance between January 1 and March 1 of each year. The Company paid a commitment fee to the banks at a rate per annum equal to 0.5% of the unused portion of the line of credit. Borrowings under the Tranche A term loan and the line of credit bore interest at a floating rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus 2.25% or a Eurodollar rate, as defined in the Senior Debt Agreement, plus 3.25%. Borrowings under the Tranche B term loan bore interest at a floating rate (the higher of the federal funds rate plus 0.5% or the prime rate) plus 2.95% or a Eurodollar rate, as defined, plus 3.95%. All outstanding balances under this facility were repaid in full with proceeds from the May 2002 refinancing.

     Subordinated note agreement — Concurrent with the Senior Debt Agreement, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (the “Subordinated Note Agreement”) with a group of preferred shareholders providing for $20 million in subordinated notes. The notes had a maturity date of June 30, 2003, with an interest rate of 12.50% per annum. The holders of the subordinated notes also were granted warrants to purchase 919,421 shares of common stock for $0.01 per share. Under the original provisions of the Subordinated Note Agreement, all of the warrants could be sold back (i.e. put) to the Company at the holders’ option on the maturity date of the debt for fair market value. An initial value of $300,000 was allocated to the warrants and recorded as a discount on the related debt. The discount was amortized over the life of the notes. All outstanding balances under the Subordinated Note Agreement were repaid in full with proceeds from the July 2002 initial public offering.

     Prior to February 3, 2002, at which time the holders of the warrants agreed to terminate their put option, the warrants were marked to market based upon the fair value of the underlying common stock as of each period end. Upon termination of the put option, the recorded value of the warrants, net of taxes, of $7,020,000 was reclassified to common equity on the consolidated balance sheet.

     Concurrent with a June 2001 amendment to the Company’s senior credit facilities, the Company also entered into an amendment of its Subordinated Note Agreement. Pursuant to this amendment, the interest rate on the notes was increased to 15.0% per annum compounded quarterly effective January 1, 2001. The interest rate was increased further to 15.5% effective January 1, 2002. Additionally, as a condition of the amendment, the Company amended its charter to reduce the dividend rate on the Class A Preferred Stock and Class D Preferred Stock from 10% to 4% effective June 30, 2001. Further, the Company agreed to use its best efforts to file an amendment to the same effect with respect to the Class B Preferred Stock on or before June 30, 2001. Although the Company could not get the requisite shareholder consent with respect to the Class B Preferred Stock, in October 2001, the Company entered into an agreement with two of the three shareholders of the Class B Preferred Stock whereby the dividend rate for these two shareholders was reduced to 4% effective June 30, 2001. The Company recorded a $2,269,000, $525,000 and $1,038,000 reduction to the Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock, respectively, to reflect the fair value adjustment for the change in the dividend rate at July 1, 2001. This reduction was accounted for as a contribution of capital and was accreted to the liquidation values of each class of preferred stock over their remaining redemption periods.

     Under both facilities (senior and subordinated), the Company was required to maintain stated levels of net worth as well as comply with certain coverage ratios and limits on capital expenditures. The borrowings were collateralized by substantially all of the Company’s assets.

     Mandatorily redeemable preferred stock — The Class C Preferred Stock issued in conjunction with the Recapitalization (see Note 2) had no conversion privileges and was mandatorily redeemable at the earliest to occur of July 2004 or a liquidity event, as defined. In connection with the Class C Preferred Stock, the Company incurred interest expense equal to 9.0% per annum of the outstanding balance, including accrued interest. The Company has recorded interest on the Class C Preferred Stock as a separate component of interest expense on the consolidated statements of operations. As of February 2, 2002, accrued interest expense related to the Class C Preferred Stock was $7,211,000. All outstanding balances relating to the Class C Preferred Stock were either repaid with proceeds from the initial public offering or exchanged for shares of common stock in connection with the offering (see Note 10).

     The following table summarizes the Company’s indebtedness under its previous financing arrangements as of February 2, 2002.

February 2,
2002

Senior Debt (Tranche B), principal and interest payable quarterly at varying amounts through June 2002, interest at a floating rate, as defined in the credit agreement (average rate of 8.5% in 2001)	$38,177
Senior Subordinated Notes, interest payable quarterly, principal due in June 2003 (average rate of 15.0% in 2001)	20,000
Mandatorily redeemable preferred stock, Class C, interest at 9% compounded semi-annually	17,122

75,299
Less:
Unamortized discount on subordinated debt	60
Current portion	38,177

Total long-term indebtedness	$37,062

Note 7 — Long-Term Leases

     The Company leases retail store facilities, warehouse facilities and certain equipment under operating leases with terms ranging up to ten years and expiring at various dates through 2014. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense under operating leases was $24,885,000, $24,344,000 and $22,371,000 in fiscal years 2002, 2001 and 2000, respectively, and $1,936,000 for the 34 days ended February 3, 2001. Contingent rental expense was, $1,399,000, $752,000, and $199,000 for fiscal years 2002, 2001 and 2000, respectively, and $57,000 for the 34-day period ended February 3, 2001.

     Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $24,317,000 in 2003; $22,909,000 in 2004; $21,280,000 in 2005; $18,672,000 in 2006; and $16,288,000 in 2007 and $29,115,000 thereafter.

Note 8 — Employee Benefit Plans

     Stock awards — On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorizes the grant of incentive and non-qualified stock options and requires that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of February 1, 2003, options to purchase 585,033 shares of common stock were outstanding under the 1996 Plan at exercise prices ranging from $1.29 to $1.73. No additional options may be granted under the 1996 Plan.

     In July 2002, the Company adopted the Kirkland’s, Inc., 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. As of February 1, 2003, options to purchase 25,000 shares of common stock were outstanding under the 2002 Plan at an exercise price of $15.00 per share.

     In 1996, the Company entered into agreements to grant options to two management employees. These options were scheduled to become 100% vested 24 hours prior to an asset sale, public offering or stock sale, in which the investors in the 1996 Recapitalization achieve a specified internal rate of return on their invested funds. Due to the internal rate of return target not being met at the initial public offering date, these options were terminated in July 2002. As a result, no compensation expense has been recognized relative to these options.

     On September 28, 1999, the Company’s Board of Directors re-priced certain employee options granted in 1998 to $1.73 per share, which was not less than the fair value of the Company’s stock at the date of the repricing, as determined by the Company’s Board of Directors. The repricing resulted in variable accounting under the provisions of APB 25. The compensation charge is based on the excess of the fair value of the Company’s common stock over the $1.73 exercise price of the stock options. The Company has recognized a non-cash stock compensation charge of $742,000 and $1,174,000 for fiscal years 2002 and 2001, respectively. These options were exercised on May 4, 2002.

     On November 27, 2001, the Company granted options to purchase 505,841 shares of common stock to certain employees at an exercise price of $1.29 per share. The estimated fair value of the Company’s common stock was greater than the exercise price of the stock options on the date of grant. Accordingly, the Company has recognized compensation expense in accordance with the vesting provisions of the grant of approximately $280,000 for fiscal 2002 and $46,000 for fiscal 2001 under the provisions of APB 25 in connection with this grant of employee stock options.

The following table summarizes information about employee stock options outstanding at February 1, 2003:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.01	103,807	2.4 years	$0.01	103,807	$0.01
$1.29	489,682	8.8 years	$1.29	152,457	$1.29
$1.73	95,351	4.3 years	$1.73	95,351	$1.73
$15.00	25,000	9.9 years	$15.00	25,000	$15.00

	713,840	7.3 years	$1.64	376,615	$1.96

Transactions under the Company’s stock option plans in each of the periods indicated are as follows:

			Weighted	Weighted Average
		Range of	Average	Fair Value of
	Number	Exercise	Exercise	Stock at
	of Shares	Prices	Price	Grant Date

Outstanding at December 31, 1999	538,831	$0.01-$1.73	$0.89	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(14,186)	$1.73	$1.73	—

Outstanding at December 31, 2000	524,645	$0.01-$1.73	$0.87	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at February 3, 2001	524,645	$0.01-$1.73	$0.87	—
Granted
Exercise price less than FMV	172,536	$0.01	$0.01	$2.95
Exercise price less than FMV	505,841	$1.29	$1.29	$2.95
Exercised	(12,646)	$1.73	$1.73	—
Forfeited	(3,739)	$1.73	$1.73	—

Outstanding at February 2, 2002	1,186,637	$0.01-$1.73	$0.91	—
Granted
Exercise price less than FMV	103,807	$0.01	$0.01	$15.00
Exercise price greater than FMV	25,000	$15.00	$15.00	$11.06
Exercised	(166,700)	$1.29-$1.73	$1.69	—
Forfeited	(434,904)	$0.01-$1.73	$0.01	—

Outstanding at February 1, 2003	713,840	$0.01-$15.00	$1.64	—

     The weighted average remaining contractual life of the options was 7.3 years, 7.9 years and 6.2 years for the fiscal years ended 2002, 2001 and 2000, respectively. The weighted average contractual life of the options was 6.1 years at February 3, 2001.

     Employee Stock Purchase Plan — In July 2002, upon completion of the initial public offering, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During 2002, there were 7,417 shares of common stock issued to participants under the ESPP.

     401(k) Savings Plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion. This discretionary percentage was 50% of an employee’s contribution subject to Plan maximums in 2002. The Company’s matching contributions were approximately $299,000, $249,000 and $102,000 in 2002, 2001 and 2000, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in 2002, 2001 or 2000.

Note 9 — Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding during each of the periods presented. Diluted earnings per share is based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive common stock equivalents.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	52 Weeks Ended		34 Days Ended	Year Ended
	February 1,	February 2,	February 3,	December 31,
	2003	2002	2001	2000

Numerator:
Net income (loss) allocable to common shareholders	$10,256	$(4,656)	$(3,434)	$(7,870)

Denominator for basic earnings per share:
Average number of common shares outstanding	13,979	7,521	7,519	6,053

Denominator for diluted earnings per share:
per share:
Average number of common shares outstanding	13,979	7,521	7,519	6,053
Dilutive securities	678	—	—	—

Average number of common shares outstanding	14,657	7,521	7,519	6,053

Basic earnings per share	$0.73	($0.62)	($0.46)	($1.30)

Diluted earnings per share	$0.70	($0.62)	($0.46)	($1.30)

     The calculations of diluted earnings per share for fiscal 2002, 2001 and 2000 exclude stock options and warrants outstanding of 25,000, 3,386,604 and 2,620,805 respectively, as the effect of their inclusion would be anti-dilutive. The calculation of diluted earnings per share for the 34-day period ended February 3, 2001, excludes stock options and warrants outstanding of 2,620,805 as the effect of their inclusion would be anti-dilutive.

Note 10 — Related Parties

Aircraft rental and inventory purchases

     The Company rents aircraft from an entity owned by the Chairman of the Company. Rental expense approximated $130,000, $23,000, and $92,000 in 2002, 2001 and 2000, respectively.

     Inventory has been purchased in the ordinary course of business from an entity formerly owned by a substantial shareholder of the Company. Purchases approximated $0, $332,000 and $128,000 in 2002, 2001 and 2000, respectively.

Shareholder agreements

     In contemplation of the initial public offering, in May 2002, the Company entered into a stock repurchase agreement with certain of its shareholders. The agreement was amended on July 10, 2002, upon completion of the initial public offering. The agreement specifies the class and number of shares of capital stock that were to be repurchased in the initial public offering. The purchase price of each share of Class A, Class B and Class D Preferred Stock was to be equal to 93% of the sum of (i) the stated value of such share plus (ii) all dividends with respect to such share accrued and unpaid through the completion of the offering. The purchase price for a share of

Class C Preferred Stock was to be equal to 100% of the stated value of such share. The purchase price for each share of common stock was to be equal to 93% of the offering price of $15.00. The aggregate difference between the purchase price and the carrying values of the Class A, Class B and Class D Preferred Stock of $1,945,000 was recorded as common equity upon completion of the offering.

     Also in contemplation of the initial public offering, in May 2002, the Company entered into an agreement with the its Chairman under which he agreed to exchange all of his outstanding shares of Class C Preferred Stock, having an aggregate stated value of $7.9 million, for shares of the Company’s common stock. The number of shares to be issued under this agreement was to be equal to the stated value of the shares of Class C Preferred Stock divided by 93% of the initial public offering price. This 7% discount related to the inducement associated with this exchange agreement was recorded as a $0.6 million charge to interest expense, and accordingly reflected as a component of the Company’s earnings per share, upon the occurrence of the offering. All of the shares acquired by the current Chairman under this exchange agreement were sold in the offering.

Shareholder Loan

     On May 4, 2002, the Company loaned $217,000 to its Executive Vice President and Chief Financial Officer. The note bears interest at the rate of 4.75% per year which is payable over the term of the note. The note matures in May 2005 and is due and payable in full at that time. The loan is collateralized by marketable securities having a value of no less than the principal amount of the loan together with 125,526 shares of the Company’s common stock owned by the borrower. The pledge agreement between the Company and the borrower requires the borrower to supply additional collateral at any time the value of existing collateral falls below 125% of the then principal amount of the loan. In addition, the note requires that at the request of the borrower, the Company will lend up to an additional $500,000 principal amount under the note in April 2003. On April 10, 2003, the Company advanced an additional $381,401 to the borrower in accordance with the note. This additional principal amount is subject to the same interest rate, principal repayment and collateral provisions as the original principal amount. The loan was approved by the Company’s Board of Directors and Audit Committee.

Note 11 — Commitments and Contingencies

     Financial instruments that potentially subject the Company to concentration of risk are primarily cash and cash equivalents. The Company places its cash and cash equivalents in insured depository institutions and attempts to limit the amount of credit exposure to any one institution within the covenant restrictions imposed by the Company’s debt agreements.

     The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the financial condition, operating results or cash flows of the Company.

Note 12 — Consulting Contract

     In July 2001, the Company entered into a three-year contract with a consultant to provide services to the Company for $16,667 per month. The contract is cancelable by either party upon 30 days notice. Under the terms of the agreement, the consultant was also granted a warrant to purchase 103,807 shares of the Company’s common stock for $0.01 per share. The warrant became exercisable upon the consummation of the initial public offering and may be exercised until the later of July 1, 2005 or twelve months following the termination of the consulting contract. The Company recorded a charge of $1.6 million upon completion of the initial public offering representing the expense related to this arrangement based upon the fair value of the warrant at that date. Effective November 30, 2002, the consulting agreement was canceled by mutual agreement of the parties.

Schedule II – Valuation and Qualifying Accounts and Reserves

		Additions

	Balance at				Balance at
	February	Charged to costs	Charged to		February 1,
Description	2, 2002	and expenses	other accounts	Deductions	2003

(in thousands)
Group (a): Valuation and qualifying accounts deducted in balance sheet
Inventory:
Reserve for obsolete inventory	$390	—	—	—	$390
Deferred income taxes:
Valuation allowance for net operating loss carryforwards	$200	$(200)	—	—	$—
Group (b): Reserves
None

		Additions

	Balance at				Balance at
	February	Charged to costs	Charged to		February 2,
Description	3, 2001	and expenses	other accounts	Deductions	2002

(in thousands)
Group (a): Valuation and qualifying accounts deducted in balance sheet
Inventory:
Reserve for obsolete inventory	$390	—	—	—	$390
Deferred income taxes:
Valuation allowance for net operating loss carryforwards	$200	—	—	—	$200
Group (b): Reserves
None

		Additions

	Balance at	Charged to			Balance at
	December	costs and	Charged to		February 3,
Description	31, 2000	expenses	other accounts	Deductions	2001

(in thousands)
Group (a): Valuation and qualifying accounts deducted in balance sheet
Inventory:
Reserve for obsolete inventory	$390	—	—	—	$390
Deferred income taxes:
Valuation allowance for net operating loss carryforwards	$200	—	—	—	$200
Group (b): Reserves
None

		Additions

	Balance at	Charged to			Balance at
	December 31,	costs and	Charged to		December 31,
Description	1999	expenses	other accounts	Deductions	2000

(in thousands)
Group (a): Valuation and qualifying accounts deducted in balance sheet
Inventory:
Reserve for obsolete inventory	$210	$180	—	—	$390
Deferred income taxes:
Valuation allowance for net operating loss carryforwards	$—	$200	—	—	$200
Group (b): Reserves
None

3. Exhibits: (see (c) below)

(b)	Reports on Form 8-K

During the three months ended February 1, 2003, we did not file any current reports on Form 8-K.

(c)	Exhibits.

     The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in our previous filing is indicated in parentheses.

Exhibit
Number	Description

3.1	Amended and Restated Charter of Kirkland’s, Inc.

3.2	Amended and Restated Bylaws of Kirkland’s, Inc.

*4.1	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to the registration statement on Form S-1 of Kirkland’s filed on June 5, 2002, Registration No. 333-86746 [“Amendment No. 1 to 2002 Form S-1”])

*10.1	Loan and Security Agreement dated as of May 22, 2002, by and among Kirkland’s, Kirkland’s Stores, Inc., kirklands.com, Inc., Congress Financial Corporation (Southern) and other financial institutions from time to time party to the agreement (Exhibit 10.1 to Amendment No. 1 to 2002 Form S-1).

*10.2	Amended and Restated Registration Rights Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins (Exhibit 10.2 to Amendment No. 1 to 2002 Form S-1).

+*10.3	Employment Agreement by and between Kirkland’s and Carl Kirkland dated June 1, 2002, (Exhibit No. 10.5 to Amendment No. 1 to 2002 Form S-1).

+*10.4	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1).

+*10.5	Employment Agreement by and between Kirkland’s and Reynolds C. Faulkner dated June 1, 2002, (Exhibit 10.7 to Amendment No. 2 to the registration statement on Form S-1 of Kirkland’s filed on June 14, 2002, Registration No. 333-86746 [“Amendment No. 2 to 2002 Form S-1”]).

+*10.6	Employment Agreement by and between Kirkland’s and H.R. Harvey dated June 18, 2001, (Exhibit 10.8 to the registration statement on Form S-1 of Kirkland’s filed on April 23, 2002, Registration No. 333-86746 [“2002 Form S-1”]).

+*10.7	Employment Agreement by and between Kirkland’s and C. Edmond Wise, Jr. dated December 4, 2000 (Exhibit 10.9 to the 2002 Form S-1).

Exhibit
Number	Description

+10.8	Employment Agreement by and between Kirkland’s and Chris T. LaFont dated February 6, 2003.

+*10.9	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002, (Exhibit 10.10 to the 2002 Form S-1).

+*10.10	2002 Equity Incentive Plan (Exhibit 10.11 to the 2002 Form S-1).

*10.11	Employee Stock Purchase Plan (Exhibit 10.12 to the 2002 Form S-1).

*10.12	Amended and Restated Shareholders Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins Plan (Exhibit 10.13 to the 2002 Form S-1).

*10.13	Stock Option Agreement by and between Kirkland’s and Carl Kirkland dated June 11, 1996 as amended through April 17, 2002, (Exhibit 10.14 to the 2002 Form S-1).

*10.14	Sublease Agreement by and between Southwind Properties and Kirkland’s dated March 5, 2001, (Exhibit 10.16 to the 2002 Form S-1).

*10.15	Sublease Agreement by and between Phoenician Properties and Kirkland’s dated February 1, 2002, (Exhibit 10.17 to Amendment No. 1 to 2002 Form S-1).

*10.16	Stock Repurchase Agreement by and among Kirkland’s and certain shareholders of Kirkland’s dated as of May 31, 2002, (Exhibit No. 10.18 to Amendment No. 2 to 2002 Form S-1).

10.17	First Amendment to Stock Repurchase Agreement by and among Kirkland’s and certain shareholders of Kirkland’s dated as of July 10, 2002.

*10.18	Letter Agreement by and between Kirkland’s and Robert E. Kirkland dated June 3, 2002, (Exhibit 10.19 to Amendment No. 1 to 2002 Form S-1).

*10.19	Exchange Agreement by and between Kirkland’s and Carl Kirkland dated May 31, 2002, (Exhibit 10.20 to Amendment No. 1 to 2002 Form S-1).

*10.20	Special Bonus Agreement by and between Kirkland’s and Carl Kirkland dated June 1, 2002, (Exhibit 10.21 to Amendment No. 1 to 2002 Form S-1).

*10.21	Special Bonus Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit 10.22 to Amendment No. 1 to 2002 Form S-1).

*10.22	Promissory Note for up to $717,000 by Reynolds C. Faulkner in favor of Kirkland’s dated May 4, 2002, (Exhibit 10.23 to Amendment No. 1 to 2002 Form S-1).

*10.23	Security Agreement by Reynolds C. Faulkner and Mary Ruth Faulkner in favor of Kirkland’s effective as of May 4, 2002, (Exhibit 10.24 to Amendment No. 1 to 2002 Form S-1).

*21.1	Subsidiaries of Kirkland’s (Exhibit 21 to 2002 Form S-1).

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S, INC.

By:	/s/ Robert E. Alderson Robert E. Alderson President and Chief Executive Officer

Date:	April 30, 2003

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Alderson Robert E. Alderson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2003

/s/ Reynolds C. Faulkner Reynolds C. Faulkner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 30, 2003

/s/ Connie L. Scoggins Connie L. Scoggins	Vice President of Finance and Treasurer/Controller (Principal Accounting Officer)	April 30, 2003

/s/ Carl Kirkland Carl Kirkland	Chairman of the Board	April 30, 2003

/s/ Alexander S. McGrath Alexander S. McGrath	Director	April 30, 2003

/s/ R. Wilson Orr, III R. Wilson Orr, III	Director	April 30, 2003

/s/ John P. Oswald John P. Oswald	Director	April 30, 2003

/s/ Murray Spain Murray Spain	Director	April 30, 2003

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert E. Alderson, certify that:

1.	I have reviewed this annual report on Form 10-K of Kirkland’s, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ Robert E. Alderson Robert E. Alderson President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Reynolds C. Faulkner, certify that:

1.	I have reviewed this annual report on Form 10-K of Kirkland’s, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ Reynolds C. Faulkner Reynolds C. Faulkner Executive Vice President and Chief Executive Officer

Kirklands, Inc.
Index of Exhibits Filed with this Annual Report on 10-K

Exhibit
Number	Description

3.1	Amended and Restated Charter of Kirkland’s, Inc.

3.2	Amended and Restated Bylaws of Kirklands, Inc.

10.8	Employment Agreement by and between Kirkland’s, Inc. and Chris T. LaFont dated February 6, 2003.

10.17	First Amendment to Stock Repurchase Agreement by and among Kirklands, Inc. and certain shareholders of Kirklands, Inc. dated as of July 10, 2002.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.