Form 10-Q
period 2003-05-03
KIRKLANDS INC
filed 2003-06-17
CIK 1056285

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 3, 2003	Commission file number: 000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 North Parkway
Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)

Registrant’s telephone number, including area code: (731) 668-2444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [✓]  NO  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES  [  ]  NO  [✓]

As of June 9, 2003, 18,963,531 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	May 3, 2003	February 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$4,228	$4,244
Inventories	40,841	39,472
Prepaid expenses and other current assets	4,109	4,623
Deferred income taxes	1,334	1,334

Total current assets	50,512	49,673
Property and equipment, net	26,632	25,175
Noncurrent deferred income taxes	2,279	2,279
Other assets	1,878	1,931

Total assets	$81,301	$79,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$11,076	$—
Accounts payable	14,389	17,594
Income taxes payable	827	6,827
Accrued expenses	12,174	12,745

Total current liabilities	38,466	37,166
Other liabilities	2,741	2,735

Total liabilities	41,207	39,901

Shareholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, and 18,961,059 and 18,910,351 shares issued and outstanding at May 3, 2003 and February 1, 2003, respectively	136,008	135,824
Loan to shareholder	(610)	(225)
Accumulated deficit	(95,304)	(96,442)

Total shareholders’ equity	40,094	39,157

Total liabilities and shareholders’ equity	$81,301	$79,058

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	13 Week Period Ended
	May 3, 2003	May 4, 2002

Net sales	$73,437	$66,184
Cost of sales	49,886	43,976

Gross profit	23,551	22,208
Operating expenses:
Other operating expenses	19,765	17,164
Depreciation and amortization	1,733	1,653
Non-cash stock compensation charge	67	812

Total operating expenses	21,565	19,629
Operating income	1,986	2,579
Interest expense:
Senior, subordinated and other notes payable	92	1,486
Class C Preferred Stock	—	544
Amortization of debt issue costs	53	366

Total interest expense	145	2,396
Interest income	(4)	(67)
Other income	(36)	(37)
Other expenses	—	44

Income before income taxes	1,881	243
Income tax provision	743	100

Income before accretion of preferred stock and dividends accrued	1,138	143
Accretion of redeemable preferred stock and dividends accrued	—	(1,311)

Net income (loss) allocable to common shareholders	$1,138	$(1,168)

Earnings (loss) per share:
Basic	$0.06	$(0.16)

Diluted	$0.06	$(0.16)

Weighted average number of shares outstanding:
Basic	18,926	7,533

Diluted	19,517	7,533

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock
			Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity

Balance at February 1, 2003	18,910,351	$135,824	$(225)	$(96,442)	$39,157
Exercise of stock options and employee stock purchases	50,708	172			172
Tax benefit from exercise of stock options		12			12
Interest accrued on shareholder loan			(4)		(4)
Shareholder loan advance			(381)		(381)
Net income	—	—	—	1,138	1,138

Balance at May 3, 2003	18,961,059	$136,008	$(610)	$(95,304)	$40,094

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	13 Week Period Ended
	May 3, 2003	May 4, 2002

Cash flows from operating activities:
Income before accretion of redeemable preferred stock and dividends accrued	$1,138	$143
Adjustments to reconcile income before accretion of preferred stock and dividends accrued to net cash used in operating activities:
Depreciation of property and equipment	1,733	1,653
Amortization of debt issue costs and debt discount	53	377
Non-cash stock compensation charge	67	812
Loss on disposal of property and equipment	216	61
Changes in assets and liabilities:
Inventories	(1,369)	(4,042)
Prepaid expenses and other current assets	514	(600)
Accounts payable	(3,205)	(1,101)
Income taxes payable	(5,988)	(454)
Accrued expenses and other noncurrent liabilities	(525)	(529)

Net cash used in operating activities	(7,366)	(3,680)

Cash flows from investing activities:
Proceeds from sale of property and equipment	17	—
Capital expenditures	(3,423)	(1,785)

Net cash used in investing activities	(3,406)	(1,785)

Cash flows from financing activities:
Net borrowings on revolving line of credit	11,076	—
Debt issue costs	—	(175)
Principal payments on long-term debt	—	(1,000)
Exercise of stock options and employee stock purchases	65	—
Advance on shareholder loan and accrued interest	(385)	—

Net cash provided by (used in) financing activities	10,756	(1,175)

Cash and cash equivalents:
Net decrease	$(16)	$(6,640)
Beginning of the period	4,244	29,751

End of the period	$4,228	$23,111

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

     We are a leading specialty retailer of home décor in the United States, operating 251 stores in 30 states as of May 3, 2003. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements, except for the February 1, 2003 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of May 3, 2003 and February 1, 2003, the results of our operations for the 13-week periods ended May 3, 2003 and May 4, 2002, and our cash flows for the 13-week periods ended May 3, 2003 and May 4, 2002. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of our operations for the 13-week period ended May 3, 2003 are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2003.

Note 2 – Recent Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishments of indebtedness be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishments are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. As a result of the implementation of SFAS No. 145, the extraordinary loss recorded in the third quarter of fiscal 2002 pertaining to the early extinguishment of term debt will be reclassified to non-operating expense in the third quarter of fiscal 2003. Other than this reclassification, the implementation of SFAS No. 145 did not have a material impact on the results of our operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force (“EITF”) Issue 94-3. The implementation of SFAS No. 146 did not have a significant impact on the results of our operations or our financial position.

     During 2002, the EITF released EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor.” The issue addresses the accounting treatment of vendor allowances. The application of EITF Issue 02-16 did not have a material impact on our financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, FIN 45 also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provision did not have a material impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The adoption of FIN 46 did not have a material impact on our financial statements.

Note 3 – Initial Public Offering

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

     As a result of the initial public offering, our charter was amended, authorizing 100,000,000 shares of no par value common stock and 10,000,000 shares of preferred stock.

Note 4 – Senior Credit Facility

     Effective May 22, 2002, we entered into a three-year senior secured credit facility that includes a $45 million revolving credit facility ($30 million for the first six months of each calendar year) and a $15 million term loan. The term loan was repaid in full during the third quarter of fiscal 2002. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. Borrowings under our senior credit facility are collateralized by substantially all of our assets and real estate and guaranteed by our subsidiaries. The maximum availability under the revolving credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The revolving credit facility terminates in May 2005. The proceeds from this transaction, together with approximately $17.6 million of existing cash, were used to repay all amounts outstanding under our prior senior credit facility and certain amounts of interest due on our outstanding subordinated indebtedness and our outstanding Class C Preferred Stock. As of May 3, 2003, a total of $11.1 million was outstanding under the revolving credit facility, with $11.6 million available for borrowing.

Note 5 – Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

Numerator:
Net income (loss) allocable to common shareholders	$1,138	$(1,168)

Denominator:
Denominator for basic earnings (loss) per share - weighted average number of common shares outstanding	18,926	7,533
Effect of dilutive securities	591	—

Denominator for diluted earnings (loss) per share	19,517	7,533

Earnings (loss) per common share:
Basic	$0.06	$(0.16)

Diluted	0.06	(0.16)

     The calculations of diluted earnings per share for the 13-week periods ended May 3, 2003 and May 4, 2002 exclude stock options and warrants of 25,000 and 3,386,604, respectively, as their effect would be anti-dilutive.

Note 6 – Stock Options

     We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, in accounting for our stock compensation plans. Compensation cost on stock options is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the exercise price. The following table illustrates the effect on net income (loss) allocable to common shareholders and earnings per share had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

	($ in thousands, except per share amounts)
Net income (loss) allocable to common shareholders, as reported	$1,138	$(1,168)
Add: Stock-based compensation cost, net of taxes, included in determination of net income (loss) allocable to common shareholders	67	812
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(77)	(822)

Pro forma net income (loss) allocable to common shareholders	$1,128	$(1,178)

Earnings (loss) per share:
Basic, as reported	$0.06	$(0.16)

Basic, pro forma	$0.06	$(0.16)

Diluted, as reported	$0.06	$(0.16)

Diluted, pro forma	$0.06	$(0.16)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading specialty retailer of home décor in the United States, operating 251 stores in 30 states as of May 3, 2003. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last five fiscal years. During this period, we have almost doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 800 additional locations in the United States that could support a Kirkland’s store. We plan on opening 38-40 new stores and estimate closing 8-10 stores in fiscal 2003. As of May 3, 2003, we have opened 8 new stores and closed 6 stores this year.

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

Results of Operations

     The table below sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	67.9%	66.4%

Gross profit	32.1%	33.6%
Operating expenses:
Other operating expenses	26.9%	26.0%
Depreciation and amortization	2.4%	2.5%
Non-cash stock compensation charge	0.1%	1.2%

Operating income	2.7%	3.9%
Interest expense	0.2%	3.6%
Interest income	0.0%	(0.1%)
Other income, net	(0.1%)	0.0%

Income before income taxes	2.6%	0.4%
Income tax provision	1.0%	0.2%

Net income before accretion of preferred stock and dividends accrued	1.6%	0.2%
Accretion of redeemable preferred stock and dividends accrued	0.0%	2.0%

Net income (loss) allocable to common shareholders	1.6%	(1.8%)

13 Weeks Ended May 3, 2003 Compared to 13 Weeks Ended May 4, 2002

     Net sales. Net sales increased by 11.0% to $73.4 million for the first quarter of fiscal 2003 from $66.2 million for the first quarter of fiscal 2002. The net sales increase resulted from a 5.1% increase in comparable store net sales. We also opened 8 new stores during the first quarter of fiscal 2003 and 16 new stores in fiscal 2002, and we closed 6 stores during the first quarter of fiscal 2003 and 1 store during fiscal 2002. Our net sales benefited from this increase in our store base as well as sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The increase in comparable store net sales accounted for approximately $3.2 million of the total net sales increase, or 44%, and the net increase in the store base along with sales increases from expanded, remodeled or relocated stores accounted for approximately $4.1 million, or 56% of the total net sales increase. Sales increases throughout the first quarter of fiscal 2003 were driven by unit volume, as the average retail price per item decreased from the first quarter of fiscal 2002. Key categories contributing to the net sales increase were candles, textiles and housewares. The popularity of these categories represented a shift in customer preference toward lower-priced merchandise. In addition, markdowns were a more important sales catalyst than they were in the first quarter of fiscal 2002.

     Gross profit. Gross profit increased $1.3 million, or 6.0%, to $23.6 million for the first quarter of fiscal 2003 from $22.2 million for the first quarter of fiscal 2002. Gross profit expressed as a percentage of net sales decreased to 32.1% from 33.6% for the first quarter of fiscal 2002. The decrease in gross profit as a percentage of net sales was primarily the result of more aggressive promotional and markdown activity as compared to the prior year quarter. Product cost of sales, including freight expenses, increased approximately 2.1% as a percentage of net sales as compared to the prior year quarter as a result of the increase in promotional activity. We anticipate that significant promotional and markdown activity will continue through second quarter, as we respond to market conditions and seek to ensure appropriate inventory levels in our stores as we enter the second half of the year. Offsetting the increase in product cost of sales, store occupancy costs decreased 0.8% as a percentage of net sales as compared to the prior year quarter as the strong net sales performance leveraged store occupancy expenses. Consistent with our strategic plans, central distribution costs increased slightly as a percentage of net sales as we continued to increase the activity level in our central distribution centers. We expect to continue to experience cost increases in central distribution as we process a greater percentage of our merchandise purchases through our central distribution facilities.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $19.8 million, or 26.9% of net sales, for the first quarter of fiscal 2003 compared with $17.2 million, or 26.0% of net sales, for the first quarter of fiscal 2002. The increase in these operating expenses as a percentage of net sales was primarily the result of higher insurance costs and enhancements in insurance coverage, primarily our corporate directors and officers insurance policies that were augmented upon completion of our initial public offering in July 2002. Additionally, during the first quarter of fiscal 2003 we completed our transition to a new cash register platform in all of our stores. This move resulted in a write-down of the former cash register hardware.

     Depreciation and amortization. Depreciation and amortization expense was $1.73 million, or 2.4% of net sales, for the first quarter of fiscal 2003 compared to $1.65 million, or 2.5% of net sales, for the first quarter of fiscal 2002. The decline as a percentage of net sales was the result of the strong net sales performance as well as a decline in capital expenditures in recent fiscal years.

     Non-cash stock compensation charge. During the first quarter of fiscal 2003, we incurred a non-cash stock compensation charge of $67,000, or 0.1% of net sales, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. During the first quarter of fiscal 2002, we incurred non-cash stock compensation charges related to the aforementioned November 2001 employee option grant and certain re-priced employee stock options for which variable accounting methods were required. Charges related to these options of $812,000, or 1.2% of net sales, were recorded during the first quarter of fiscal 2002.

     Interest expense. Interest expense on our revolving line of credit during the first quarter of fiscal 2003 was $92,000, or 0.1% of net sales, compared with $1.5 million, or 2.2% of net sales, for the first quarter of fiscal 2002. The decrease was the result of our May 2002 refinancing, our July 2002 initial public offering, strong cash flow from operations over the last fiscal year, and lower interest rates. Amortization of debt issue costs was $53,000, or 0.1% of net sales, for the first quarter of fiscal 2003 as compared to $0.4 million, or 0.6% of net sales, for the prior year quarter due to the fiscal 2002 refinancing and initial public offering. Interest expense associated with the mandatorily redeemable Class C Preferred Stock was $0.5 million for the first quarter of fiscal 2002. No such interest was recorded during the first quarter of fiscal 2002 due to the repayment of this debt in connection with our initial public offering.

     Income taxes. Income tax provision was $0.7 million, or 39.5% of income before income taxes, for the first quarter of fiscal 2003 compared with $0.1 million, or 41.2% of income before income taxes for the first quarter of fiscal 2002. The reduction in the effective tax rate is the result of fewer non-deductible stock compensation charges associated with certain stock options this year as compared to the prior year.

     Income (loss) before accretion of preferred stock and dividends accrued. As a result of the foregoing, income before accretion of preferred stock and dividends accrued was $1.1 million, or 1.6% of net sales, for the first quarter of fiscal 2003 as compared to a loss of $1.2 million, or 1.8% of net sales, for the first quarter of fiscal 2002.

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

     Net cash used in operating activities for the first quarter of fiscal 2003 was $7.4 million compared to $3.7 million for the first quarter of fiscal 2002. The increase in the amount of cash used in operations as compared to the prior year quarter is primarily the result of the payment of income taxes. During the first quarter of fiscal 2003, we paid $6.7 million in income taxes as compared to $0.6 million during the prior year quarter. Offsetting this factor, inventories increased $1.4 million for the first quarter of fiscal 2003 as compared to a $4.0 million increase in the prior year quarter. Furthermore, net income increased to $1.1 million for the first quarter of fiscal 2003 as compared to income before preferred stock dividends and accretion of $0.1 million for the prior year quarter.

     Net cash used in investing activities for the first quarter of fiscal 2003 consisted principally of $3.4 million in capital expenditures. These expenditures primarily included investments in existing store remodels, new store construction and information technology assets for stores. During the first quarter of fiscal 2003, we opened 8 new stores and remodeled 2 stores. We expect that capital expenditures for fiscal 2003 will range from $14.5 million to $15.5 million, primarily to fund the construction of 38 to 40 new stores and to complete several ongoing information technology projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for new stores in fiscal 2003 will average approximately $155,000 to $165,000 per store (net of landlord allowances).

     Net cash provided by financing activities for the first quarter of fiscal 2003 was $10.8 million compared to a use of cash of $1.2 million in the prior year quarter. Net cash provided by financing activities during the first quarter of fiscal 2003 was principally the result of borrowings under our revolving line of credit in the amount of $11.1 million.

     With the completion of our initial public offering and the application of the net proceeds toward debt reduction along with the repayment of our term loan, our only remaining debt consists of our $45 million revolving credit facility. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The maximum availability under the revolving credit facility is limited by a borrowing base which consists of a percentage of eligible inventory less reserves. Our revolving credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also from time to time may decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The revolving credit facility terminates in May 2005. As of May 3, 2003, we had $11.1 million outstanding under our revolving credit facility.

     Our revolving credit facility contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The revolving credit facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of earnings before interest, taxes, depreciation and amortization excluding certain non-recurring items, or EBITDA, less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. As of May 3, 2003, we were in compliance with all covenants under our revolving credit facility.

     At May 3, 2003, our balance of cash and cash equivalents was $4.2 million and the borrowing availability under our revolving credit facility was $11.6 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2003 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.

Critical Accounting Policies

     Our critical accounting policies are discussed in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on May 1, 2003. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

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

     Depreciation and recoverability of long-lived assets. Approximately 33% of our assets at May 3, 2003 represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are depreciated over 5 to 7 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the lease term. Our typical lease term is 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of its assigned depreciable life, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable life, no depreciation expense is realized. We

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

     Goodwill. We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized but reviewed for impairment on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. We have not recorded an impairment related to our goodwill since adopting SFAS No. 142.

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

     Stock options and warrants. Certain of our stock options require us to record a non-cash stock compensation charge in our financial statements. The amount of the charge is determined based upon the fair value of our common stock. Other options have been granted to employees and directors with an exercise price that is equal to or greater than the fair value of our common stock on the date of grant. Stock options which have been granted to third parties in exchange for services are valued using an option-pricing model. In each of these cases, the fair value of our common stock is a significant element of determining the value of the stock option, or the amount of the non-cash stock compensation charge to be recorded for our stock option awards. Since our initial public offering, the market value of our stock has been determined by its current price in the publicly traded market. Prior to the offering, the market value of our stock was not easily determinable. In determining the value of our common stock prior to the offering, we considered any amount paid to us for our common stock in recent transactions for the sale of our common stock. Absent a recent sale of common stock, we obtained a valuation from an independent appraiser. We believe that reasonable methods and assumptions have been used for determining the fair value of our common stock.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishments of indebtedness be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishments are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. As a result of the implementation of SFAS No. 145, the extraordinary loss recorded in the third quarter of fiscal 2002 pertaining to the early extinguishment of term debt will be reclassified to non-operating expense in the third quarter of fiscal 2003. Other than this reclassification, the implementation of SFAS No. 145 did not have a material impact on the results of our operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force (“EITF”) Issue 94-3. The implementation of SFAS No. 146 did not have a significant impact on the results of our operations or our financial position.

     During 2002, the EITF released EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor.” The issue addresses the accounting treatment of vendor allowances. The application of EITF Issue 02-16 did not have a material impact on our financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, FIN 45 also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provision did not have a material impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The adoption of FIN 46 did not have a material impact on our financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q are “forward-looking statements” made pursuant to these provisions. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “should,” “likely to,” “forecasts,” “strategy,” “goal,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from the results projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

We caution readers that the following important factors, among others, have in the past, in some cases, affected and could in the future affect our actual results of operations and cause our actual results to differ materially from the results expressed in any forward-looking statements made by us or on our behalf.

•	If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, we may not be able to adequately implement our growth strategy, resulting in a decrease in net sales and net income.

•	A prolonged economic downturn could result in reduced net sales and profitability.

•	Reduced consumer spending in the southeastern part of the United States where a majority of our stores are concentrated could reduce our net sales.

•	We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products, resulting in reduced net sales.

•	We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

•	We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales, resulting in reduced gross profit.

•	Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and/or a loss of our market share.

•	Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our operating income and net income, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

•	We may experience significant variations in our quarterly results.

•	The agreement covering our debt places certain reporting and consent requirements on us which may affect our ability to operate our business in accord with our business and growth strategy.

•	We are highly dependent on customer traffic in malls, and any reduction in the overall level of mall traffic could reduce our net sales and increase our sales and marketing expenses.

•	Our hardware and software systems are vulnerable to damage that could harm our business.

•	We depend on key personnel, and if we lose the services of any of our principal executive officers, including Carl Kirkland, our Chairman, and Robert E. Alderson, our President and Chief Executive Officer, we may not be able to run our business effectively.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks related to our operations result primarily from changes in the prime lending rate and short-term London Interbank Offered Rates, or LIBOR, as our revolving credit facility utilizes both rates in determining interest. Adverse changes in such short-term term interest rates could affect our overall borrowing rate during the term of the credit facility.

     As of May 3, 2003, we had $11.1 million in borrowings outstanding under our revolving credit facility, which is based upon a 60-day LIBOR rate.

     Based on the amounts borrowed under our revolving credit facility as of May 3, 2003, a 25% increase in interest rates would result in an additional $0.1 million in interest expense per year and a 25% decrease would reduce interest expense by $0.1 million per year. This range of potential changes in interest rates reflects our view of changes which are reasonably possible over a one-year period.

     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of May 3, 2003.

ITEM 4.      CONTROLS AND PROCEDURES

(a)	Evaluation Of Disclosure Controls And Procedures

               Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Kirkland’s, Inc. would be made known to them by others within Kirkland’s, Inc., particularly during the period in which this quarterly report was being prepared.

(b)	Changes in Internal Controls

               There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1	Description of Document Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: June 17, 2003	/s/ Robert E. Alderson

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

Date: June 17, 2003	/s/ Robert E. Alderson

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

               4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

               5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

c.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 17, 2003

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner Executive Vice President and Chief Financial Officer