Form 10-Q
period 2003-08-02
KIRKLANDS INC
filed 2003-09-15
CIK 1056285

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 2, 2003	Commission file number: 000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

805 North Parkway Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)

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
YES [  ] NO [✓]

As of September 10, 2003, 19,100,476 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share amounts)

	August 2, 2003	February 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$2,171	$4,244
Inventories	41,923	39,472
Prepaid expenses and other current assets	6,068	4,623
Income taxes receivable	1,022	—
Deferred income taxes	728	1,334

Total current assets	51,912	49,673
Property and equipment, net	27,452	25,175
Noncurrent deferred income taxes	2,279	2,279
Other assets	1,826	1,931

Total assets	$83,469	$79,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$12,075	$—
Accounts payable	15,464	17,594
Income taxes payable	—	6,827
Accrued expenses	10,438	12,745

Total current liabilities	37,977	37,166
Other liabilities	2,822	2,735

Total liabilities	40,799	39,901

Shareholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, and 19,090,665 and 18,910,351 shares issued and outstanding at August 2, 2003 and February 1, 2003, respectively	137,815	135,824
Loan to shareholder	(605)	(225)
Accumulated deficit	(94,540)	(96,442)

Total shareholders’ equity	42,670	39,157

Total liabilities and shareholders’ equity	$83,469	$79,058

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	13 Week Period Ended		26 Week Period Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net sales	$78,951	$74,717	$152,388	$140,901
Cost of sales	55,484	49,011	105,370	92,987

Gross profit	23,467	25,706	47,018	47,914
Operating expenses:
Other operating expenses	20,232	18,633	39,997	35,797
Depreciation and amortization	1,767	1,631	3,500	3,284
Non-cash stock compensation charge	67	1,627	134	2,439

Total operating expenses	22,066	21,891	43,631	41,520
Operating income	1,401	3,815	3,387	6,394
Interest expense:
Senior, subordinated and other notes payable	132	1,247	224	2,733
Class C Preferred Stock	—	590	—	1,134
Amortization of debt issue costs	52	441	105	807
Inducement charge on exchange of Class C Preferred Stock	—	554	—	554

Total interest expense	184	2,832	329	5,228
Interest income	(7)	(12)	(11)	(79)
Other income	(39)	(37)	(75)	(74)
Other expenses	—	—	—	44

Income before income taxes	1,263	1,032	3,144	1,275
Income tax provision	499	424	1,242	524

Income before accretion of redeemable preferred stock and dividends accrued	764	608	1,902	751
Accretion of redeemable preferred stock and dividends accrued	—	(4,315)	—	(5,626)

Net income (loss) allocable to common shareholders	$764	$(3,707)	$1,902	$(4,875)

Earnings (loss) per share:
Basic	$0.04	$(0.35)	$0.10	$(0.54)

Diluted	$0.04	$(0.35)	$0.10	$(0.54)

Weighted average number of common shares outstanding:
Basic	19,017	10,617	18,972	9,075

Diluted	19,539	10,617	19,525	9,075

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands, except share amounts)

	Common Stock
			Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity

Balance at February 1, 2003	18,910,351	$135,824	$(225)	$(96,442)	$39,157
Exercise of stock options and employee stock purchases	180,314	1,861			1,861
Tax benefit from exercise of stock options		130			130
Shareholder loan advance, net of interest paid			(380)		(380)
Net income allocable to common shareholders				1,902	1,902

Balance at August 2, 2003	19,090,665	$137,815	$(605)	$(94,540)	$42,670

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	26 Week Period Ended
	August 2, 2003	August 3, 2002

Cash flows from operating activities:
Income before accretion of redeemable preferred stock and dividends accrued	$1,902	$751
Adjustments to reconcile income before accretion of redeemable preferred stock and dividends accrued to net cash used in operating activities:
Depreciation of property and equipment	3,500	3,284
Amortization of debt issue costs and debt discount	105	867
Loss on disposal of property and equipment	268	61
Non-cash stock compensation charge	134	2,439
Inducement charge associated with exchange of Class C Preferred Stock	—	554
Deferred tax expense	606	—
Changes in assets and liabilities:
Inventories	(2,451)	(8,456)
Prepaid expenses and other current assets	(1,445)	(1,500)
Accounts payable	(2,130)	5,112
Income taxes payable	(7,719)	(1,756)
Accrued expenses and other noncurrent liabilities	(2,354)	(11,853)

Net cash used in operating activities	(9,584)	(10,497)

Cash flows from investing activities:
Proceeds from sale of property and equipment	25	—
Capital expenditures	(6,070)	(2,932)

Net cash used in investing activities	(6,045)	(2,932)

Cash flows from financing activities:
Net borrowings on revolving credit line	12,075	10,054
Proceeds from term loan	—	15,000
Principal payments on long-term debt, including Class C Preferred Stock	—	(67,944)
Net proceeds from initial public offering	—	67,200
Redemption of Class A, Class B and Class D Preferred Stock	—	(25,826)
Repurchase of common stock	—	(8,228)
Exercise of stock options and employee stock purchases	1,861	14
Debt issue costs	—	(903)
Shareholder loan advance, net of interest paid	(380)	—

Net cash provided by (used in) financing activities	13,556	(10,633)

Cash and cash equivalents:
Net decrease	$(2,073)	$(24,062)
Beginning of the period	4,244	29,751

End of the period	$2,171	$5,689

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

          We are a leading specialty retailer of home décor in the United States, operating 258 stores in 31 states as of August 2, 2003. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

          The accompanying consolidated financial statements, except for the February 1, 2003 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of August 2, 2003 and February 1, 2003, the results of our operations for the 13-week and 26-week periods ended August 2, 2003 and August 3, 2002, and our cash flows for the 26-week periods ended August 2, 2003 and August 3, 2002. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at the end of the fiscal year. In addition, because of seasonality factors, the results of our operations for the 13-week and 26-week periods ended August 2, 2003, are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force (“EITF”) Issue 94-3. The implementation of SFAS No. 146 did not have a material impact on the results of our operations or our financial position.

          During 2002, the EITF released EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor.” The issue addresses the accounting treatment of vendor allowances. The application of EITF Issue 02-16 did not have a material impact on our financial statements.

          In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, FIN 45 also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 did not have a material impact on our financial statements.

          In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The application of FIN 46 did not have a material impact on our financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some instances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the results of our operations or our financial position.

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

Note 4 – Senior Credit Facility

          We have a $45 million revolving credit facility ($30 million for the first six months of each calendar year). The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The revolving credit facility terminates in May 2005. Net draws on the revolving credit facility for the 13-week period ended August 2, 2003 were approximately $1.0 million, resulting in an outstanding balance of $12.1 million at August 2, 2003.

Note 5 – Earnings Per Share

          Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

          The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Numerator:
Net income (loss) allocable to common shareholders	$764	$(3,707)	$1,902	$(4,875)

Denominator for basic earnings (loss) per share:
Average number of common shares outstanding	19,017	10,617	18,972	9,075

Denominator for diluted earnings (loss) per share:
Average number of common shares outstanding	19,017	10,617	18,972	9,075
Effect of dilutive securities	522	—	553	—

Average number of common shares outstanding	19,539	10,617	19,525	9,075

Earnings (loss) per common share:
Basic	$0.04	$(0.35)	$0.10	$(0.54)

Diluted	$0.04	$(0.35)	$0.10	$(0.54)

          The calculation of diluted earnings per share for the 26-week period ended August 2, 2003, excludes stock options of 45,000 as their effect would be anti-dilutive. The calculations of diluted earnings per share for the 13-week and 26-week periods ended August 3, 2002, exclude stock options and warrants of 2,270,606 and 2,610,721, respectively, as their effect would be anti-dilutive.

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

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net income (loss) allocable to common shareholders, as reported	$764	$(3,707)	$1,902	$(4,875)
Add: Stock-based compensation cost, net of taxes, included in determination of net income (loss) allocable to common shareholders	67	1,021	134	1,833
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(140)	(1,031)	(217)	(1,853)

Pro forma net income (loss) allocable to common shareholders	$691	$(3,717)	$1,819	$(4,895)

Earnings (loss) per share:
Basic, as reported	$0.04	$(0.35)	$0.10	$(0.54)

Basic, pro forma	$0.04	$(0.35)	$0.10	$(0.54)

Diluted, as reported	$0.04	$(0.35)	$0.10	$(0.54)

Diluted, pro forma	$0.04	$(0.35)	$0.09	$(0.54)

          During the 13 week period ended August 2, 2003, options to purchase 103,807 shares of our stock that were granted to a consultant as part of a 2001 contract were exercised.

Note 7 – Loan to Shareholder

          In May 2002, we loaned $217,000 to our Executive Vice President and Chief Financial Officer (the “Borrower”). The note bears interest at the rate of 4.75% per year which is payable over the term of the note. The note matures in May 2005 and is due and payable in full at that time. The loan is collateralized by marketable securities having a value of no less than the principal amount of the loan together with 125,526 shares of our common stock owned by the Borrower. The security agreement between the Borrower and us requires the Borrower to supply additional collateral at any time the value of existing collateral falls below 125% of the then principal amount of the loan. In addition, in accordance with the requirements of the note, in April 2003 we advanced an additional $381,401 of principal to the Borrower subject to the same interest rate, principal repayment and collateral provisions as the original principal amount. The total amount outstanding under the note as of August 2, 2003, was approximately $605,000, including accrued interest. Our Board of Directors and our Audit Committee approved the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          We are a leading specialty retailer of home décor in the United States, operating 258 stores in 31 states as of August 2, 2003. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.

          Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last five fiscal years. During this period, we have almost doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 800 additional locations in the United States that could support a Kirkland’s store. We plan on opening 40 new stores and estimate closing 10 stores in fiscal 2003. As of August 2, 2003, we have opened 18 new stores and closed 9 stores this fiscal year. We anticipate unit growth in the range of 15-18% in fiscal 2004.

Results of Operations

          The table below sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3%	65.6%	69.1%	66.0%

Gross profit	29.7%	34.4%	30.9%	34.0%
Operating expenses:
Other operating expenses	25.6%	24.9%	26.2%	25.4%
Depreciation and amortization	2.2%	2.2%	2.3%	2.3%
Non-cash stock compensation charge	0.1%	2.2%	0.1%	1.7%

Operating income	1.8%	5.1%	2.3%	4.6%
Interest expense	0.2%	3.8%	0.2%	3.7%
Interest income	(0.0%)	(0.0%)	(0.0%)	(0.0%)
Other income, net	(0.0%)	(0.1%)	(0.0%)	(0.0%)

Income before income taxes	1.6%	1.4%	2.1%	0.9%
Income tax provision	0.6%	0.6%	0.8%	0.4%

Net income before accretion of preferred stock and dividends accrued	1.0%	0.8%	1.3%	0.5%
Accretion of redeemable preferred stock and dividends accrued	0.0%	5.8%	0.0%	4.0%

Net income (loss) allocable to common shareholders	1.0%	(5.0%)	1.3%	(3.5%)

13 Weeks Ended August 2, 2003, Compared to 13 Weeks Ended August 3, 2002

          Net sales. Net sales increased 5.7% to $79.0 million for the second quarter of fiscal 2003 from $74.7 million for the second quarter of fiscal 2002 as we began to experience the positive top-line impact from our new store openings. We opened 18 new stores during the first half of fiscal 2003 and 16 new stores during fiscal 2002, and we closed 9 stores during the first half of fiscal 2003 and 1 store during fiscal 2002. The overall increase in net sales was the result of this increase in our store base as well as sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. Comparable store sales decreased 0.9% for the quarter against a 16.7% increase in comparable store sales for the second quarter of fiscal 2002. Continued softness in the retail environment and weaker than expected performance in merchandise categories such as lamps, garden and decorative accessories led to the comparable store sales decline for the quarter. Efforts to drive sales through heavier markdowns and promotional activities were not enough to offset these factors. Sales throughout the second quarter of fiscal 2003 were driven by unit volume, as the average retail price per item decreased from the second quarter of fiscal 2002. The popularity of lower-priced categories combined with the heavier markdown activity led to the lower average retail price per item. Key categories contributing to the overall net sales increase were wall décor, candles, textiles, housewares, and novelty.

          Gross profit. Gross profit decreased $2.2 million, or 8.7%, to $23.5 million for the second quarter of fiscal 2003 from $25.7 million for the second quarter of fiscal 2002. Gross profit expressed as a percentage of net sales decreased to 29.7% for the second quarter of fiscal 2003 from 34.4% for the second quarter of fiscal 2002. The decrease in gross profit as a percentage of net sales was primarily the result of heavy markdown activity undertaken in an attempt to drive sales and position inventories for the second half of the year. Product cost of sales, including freight expenses, increased approximately 430 basis points as a percentage of net sales as compared to the prior year quarter as a result of the increase in markdown activity. Consistent with our strategic plans, central distribution costs increased slightly as a percentage of net sales as we continued to increase the activity level in our central distribution facilities. We expect to continue to experience cost increases in central distribution as we process a greater percentage of our merchandise purchases through our central distribution facilities. Furthermore, store occupancy costs increased slightly as a percentage of net sales as compared to the prior year quarter due to the negative leverage resulting from the comparable store sales decrease.

          Other operating expenses. Other operating expenses, including both store and corporate costs, were $20.2 million, or 25.6% of net sales, for the second quarter of fiscal 2003 compared with $18.6 million, or 24.9% of net sales, for the second quarter of fiscal 2002. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative leverage resulting from the comparable store sales decrease. In addition, insurance costs were higher as compared to the prior year due to enhancements in our corporate insurance coverage that were made when we completed our initial public offering late in the second quarter of fiscal 2002. Good payroll expense management at the store-level helped to offset these negative pressures on operating expenses.

          Depreciation and amortization. Depreciation and amortization expense was $1.8 million, or 2.2% of net sales, for the second quarter of fiscal 2003 compared to $1.6 million, or 2.2% of net sales, for the second quarter of fiscal 2002. We anticipate that depreciation and amortization will begin growing at a higher rate as capital investment rises along with new store growth.

          Non-cash stock compensation charge. During the second quarter of fiscal 2003, we incurred a non-cash stock compensation charge of $67,000, or 0.1% of net sales, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. During the second quarter of fiscal 2002, we incurred non-cash stock compensation charges related to the aforementioned November 2001 employee option grant, certain re-priced employee stock options for which variable accounting methods were required, and certain options granted to a consultant. Combined non-cash charges related to these options of $1.6 million, or 2.2% of net sales, were recorded during the second quarter of fiscal 2002.

          Interest expense. Interest expense on indebtedness during the second quarter of fiscal 2003 was $132,000, or 0.2% of net sales, compared with $1.2 million, or 1.7% of net sales, for the second quarter of fiscal 2002. The decrease was the result of our May 2002 refinancing, our July 2002 initial public offering, strong cash flows and lower interest rates. Amortization of debt issue costs declined to $52,000, or 0.1% of net sales, for the second quarter of fiscal 2003 as compared to $441,000, or 0.6% of net sales, for the prior year quarter due to the repayment of our prior indebtedness in connection with the May 2002 refinancing and the July 2002 initial public offering. Interest expense associated with the mandatorily redeemable Class C Preferred Stock was $590,000 for the second quarter of fiscal 2002. No such interest was recorded during the second quarter of fiscal 2003 due to the repayment of this debt in connection with our initial public offering. During the second quarter of fiscal 2002, an inducement charge of $554,000 was recorded associated with the exchange of shares of Class C Preferred Stock for common stock in connection with our initial public offering. No such charge was recorded during fiscal 2003.

          Income taxes. Income tax provision was $499,000, or 39.5% of income before income taxes, for the second quarter of fiscal 2003 compared with $424,000, or 41.1% of income before income taxes for the second quarter of fiscal 2002. The reduction in the effective tax rate is the result of fewer non-deductible stock compensation charges associated with certain stock options this year as compared to the prior year.

          Income before accretion of preferred stock and dividends accrued. As a result of the foregoing, income before accretion of preferred stock and dividends accrued was $764,000, or 1.0% of net sales, for the second quarter of fiscal 2003 as compared to $608,000, or 0.8% of net sales, for the second quarter of fiscal 2002.

26 Weeks Ended August 2, 2003, Compared to 26 Weeks Ended August 3, 2002

          Net sales. Net sales increased 8.2% to $152.4 million for the first half of fiscal 2003 from $140.9 million for the first half of fiscal 2002 primarily due to the growth in our store base. We opened 18 new stores during the first half of fiscal 2003 and 16 new stores during fiscal 2002, and we closed 9 stores during the first half of fiscal 2003 and 1 store during fiscal 2002. This growth in the store base along with sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base, contributed to the overall sales increase. Comparable store sales increased 1.9% for the first half of fiscal 2003 against a 17.3% increase for the first half of fiscal 2002. Sales from new stores and other non-comparable stores accounted for $8.9 million, or 78%, of the overall sales increase while comparable store sales increases accounted for $2.6 million, or 22%, of the overall sales increase. Sales increases throughout the first half of fiscal 2003 were driven by unit volume, as the average retail price per item decreased from the first half of the prior year. The popularity of lower-priced merchandise in addition to enhanced markdown activity as compared to the prior year led to the lower average retail selling price. Key categories contributing to the overall sales increase were wall décor, candles, textiles and housewares.

          Gross profit. Gross profit decreased $0.9 million, or 1.9%, to $47.0 million for the first half of fiscal 2003 from $47.9 million for the first half of fiscal 2002. Gross profit expressed as a percentage of sales decreased to 30.9% from 34.0% for the prior-year period. The decrease in gross profit percentage was the result of heavier promotional and markdown activity undertaken this year to drive sales and position inventories for the second half of the year. Product cost of sales, including freight expenses, increased approximately 320 basis points as a percentage of net sales as compared to the prior-year period as a result of these actions. Additionally, and consistent with our plans, central distribution costs increased slightly as a percentage of sales as we continued to increase the activity level in our central distribution facilities. Offsetting these factors, store occupancy costs declined slightly as a percentage of sales as compared to the prior-year period.

          Other operating expenses. Other operating expenses, including both store and corporate costs, were $40.0 million, or 26.2% of net sales, for the first half of fiscal 2003 compared with $35.8 million, or 25.4% of net sales, for the first half of fiscal 2002. As expected, the increase in these expenses as a percentage of net sales was partially due to expenses incurred in connection with our accelerated store expansion plan. The relatively modest comparable store sales increase also contributed to the increase in the operating expense ratio. Furthermore, insurance costs increased over the prior-year period due to higher premiums and enhancements in our corporate directors and officers coverage that occurred upon completion of our initial public offering in July 2002.

          Depreciation and amortization. Depreciation and amortization expense was $3.5 million, or 2.3% of net sales, for the first half of fiscal 2003 compared to $3.3 million, or 2.3% of net sales, for the first half of fiscal 2002. We anticipate that depreciation and amortization will begin growing at a higher rate as capital investment rises along with new store growth.

          Non-cash stock compensation charge. During the first half of fiscal 2003, we incurred a non-cash stock compensation charge of $134,000, or 0.1% of net sales, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. During the first half of fiscal 2002, we incurred non-cash stock compensation charges related to the aforementioned November 2001 employee option grant, certain re-priced employee stock options for which variable accounting methods were required, and certain options granted to a consultant. Combined non-cash charges related to these options of $2.4 million, or 1.7% of net sales, were recorded during the first half of fiscal 2002.

          Interest expense. Interest expense on indebtedness during the first half of fiscal 2003 was $224,000, or 0.2% of net sales, compared with $2.7 million, or 1.9% of net sales, for the first half of fiscal 2002. The decrease was the result of our May 2002 refinancing, our July 2002 initial public offering, strong cash flows and lower interest rates. Amortization of debt issue costs declined to $105,000, or 0.1% of net sales, for the first half of fiscal 2003 as compared to $807,000, or 0.6% of net sales, for the prior-year period due to the repayment of our prior indebtedness in connection with the May 2002 refinancing and the July 2002 initial public offering. Interest expense associated with the mandatorily redeemable Class C Preferred Stock was $1.1 million for the first half of fiscal 2002. No such interest was recorded during the first half of fiscal 2003 due to the repayment of this debt in connection with our initial public offering. During the second quarter of fiscal 2002, an inducement charge of $554,000 was recorded associated with the exchange of shares of Class C Preferred Stock for common stock in connection with our initial public offering. No such charge was recorded during fiscal 2003.

          Income taxes. Income tax provision was $1.2 million, or 39.5% of income before income taxes, for the first half of fiscal 2003 compared with $524,000, or 41.1% of income before income taxes for the first half of fiscal 2002. The reduction in the effective tax rate is the result of fewer non-deductible stock compensation charges associated with certain stock options this year as compared to the prior year.

          Income before accretion of preferred stock and dividends accrued. As a result of the foregoing, income before accretion of preferred stock and dividends accrued was $1.9 million, or 1.3% of net sales, for the first half of fiscal 2003 as compared to $751,000, or 0.5% of net sales, for the first half of fiscal 2002.

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

          Net cash used in operating activities for the first half of fiscal 2003 was $9.6 million compared to $10.5 million for the first half of fiscal 2002. Income before preferred stock dividends increased to $1.9 million from $751,000 in the prior-year period. During the first half of fiscal 2003, non-cash charges including depreciation and amortization, losses on disposals of assets, stock compensation and inducement charges totaled $4.0 million as compared to $7.2 million in the prior-year period, principally due to the significant non-cash stock compensation charges that were incurred at the time of our July 2002 initial public offering. The primary use of cash during the first half of fiscal 2003 was to reduce income taxes payable by $7.7 million, mostly due to our final April 2003 payment of federal income tax for fiscal 2002. This reduction in income taxes payable was larger than the $1.8 million reduction in income taxes payable during the first half of fiscal 2002. Other changes in assets and liabilities resulted in an additional $8.4 million in cash uses for the first half of fiscal 2003 compared to $16.7 million in cash uses for the first half of fiscal 2002. Increases in inventories and decreases in accrued expenses required less cash during the first half of fiscal 2003 than in the prior-year period. During the first half of fiscal 2002, we paid $13.4 million in accrued interest to our debtholders in connection with our May 2002 refinancing and our July 2002 initial public offering, which is reflected in the change in accrued expenses and other noncurrent liabilities on the statement of cash flows. These factors that contributed to lower cash requirements during the first half of fiscal 2003 were partially offset by the use of $2.1 million to reduce accounts payable, compared to the prior-year period when accounts payable increased by $5.1 million.

          Net cash used in investing activities for the first half of fiscal 2003 consisted principally of $6.1 million in capital expenditures. These expenditures primarily included investments in existing store remodels, new store construction and information technology assets for stores. During the first half of fiscal 2003, we opened 18 new stores and remodeled 3 stores. We expect that capital expenditures for fiscal 2003 will range from $14.5 million to $15.5 million, primarily to fund the construction of 40 new stores, 10 remodels and to complete several information technology projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for new stores in fiscal 2003 will average approximately $155,000 to $165,000 per store (net of landlord allowances). In connection with our plans to lease a new distribution center beginning in the second quarter of fiscal 2004, we are still formulating our plans for the timing of certain purchases of capital equipment for this new facility. As we evaluate the potential benefits of making these capital investments, including the current federal tax incentives associated with the purchase of certain capital equipment, we may decide to accelerate the acquisition of certain capital equipment into fiscal 2003. If we purchase this equipment in fiscal 2003, we estimate that these investments would add approximately $2.0 million to our total capital expenditures for fiscal 2003.

          Net cash provided by financing activities for the first half of fiscal 2003 was $13.6 million compared to a use of cash of $10.6 million in the prior-year period. Net cash provided by financing activities during the first half of fiscal 2003 was principally the result of borrowings under our revolving line of credit in the amount of $12.1 million. The use of cash in the prior-year period primarily represents the net effect of two financing events which occurred during the second quarter – our May 2002 refinancing and our July 2002 initial public offering.

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

          Our revolving credit facility contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The revolving credit facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of earnings before interest, taxes, depreciation and amortization excluding certain non-recurring items, or EBITDA, less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. As of August 2, 2003, we were in compliance with all covenants under our revolving credit facility.

          At August 2, 2003, our balance of cash and cash equivalents was $2.2 million and the borrowing availability under our revolving credit facility was $14.9 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2003 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.

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

          Depreciation and recoverability of long-lived assets. Approximately 33% of our assets at August 2, 2003 represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

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

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force (“EITF”) Issue 94-3. The implementation of SFAS No. 146 did not have a material impact on the results of our operations or our financial position.

          During 2002, the EITF released EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor.” The issue addresses the accounting treatment of vendor allowances. The application of EITF Issue 02-16 did not have a material impact on our financial statements.

          In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” to clarify accounting and disclosure requirements relating to a guarantor’s issuance of certain types of guarantees, or groups of similar guarantees, even if the likelihood of the guarantor’s having to make any payments under the guarantee is remote. The disclosure provisions are effective for financial statements for fiscal years ended after December 15, 2002. For certain guarantees, FIN 45 also requires that guarantors recognize a liability equal to the fair value of the guarantee upon its issuance. This initial recognition and measurement provision is to be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. The application of FIN 45 did not have a material impact on our financial statements.

          In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The application of FIN 46 did not have a material impact on our financial statements.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some instances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the results of our operations or our financial position.

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

          As of August 2, 2003, we had $12.1 million in borrowings outstanding under our revolving credit facility, which is based upon a 60-day LIBOR rate or the prime rate, at our discretion.

          Based on the amounts borrowed under our revolving credit facility as of August 2, 2003, a 25% increase in interest rates would result in an additional $0.1 million in interest expense per year and a 25% decrease would reduce interest expense by $0.1 million per year. This range of potential changes in interest rates reflects our view of changes that are reasonably possible over a one-year period.

          We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of August 2, 2003.

ITEM 4. CONTROLS AND PROCEDURES

          Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          We held our annual meeting of shareholders on May 27, 2003 (the “Annual Meeting”). At the Annual Meeting, R. Wilson Orr, III and John P. Oswald were each nominated for, and elected to, our Board of Directors (the “Board”). These individuals will serve on our Board along with Robert Alderson, Reynolds Faulkner, Carl Kirkland, David Mussafer and Murray Spain, each of whose terms continued after the Annual Meeting. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Votes Withheld
R. Wilson Orr, III	17,077,068	102,600
John P. Oswald	17,155,168	24,500

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No		Description of Document

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

During the 13 weeks ended August 2, 2003 and through September 15, 2003, we filed the following:

	(i)	Current Report on Form 8-K dated May 8, 2003 (reporting under Items 7, 9, and 12).

	(ii)	Current Report on Form 8-K dated May 29, 2003 (reporting under Items 7, 9, and 12).

	(iii)	Current Report on Form 8-K dated August 7, 2003 (reporting under Items 7 and 12).

	(iv)	Current Report on Form 8-K dated August 27, 2003 (reporting under Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: September 15, 2003	/s/ Robert E. Alderson

Robert E. Alderson
President and Chief Executive
Officer

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner
Executive Vice President and
Chief Financial Officer