Form 10-Q
period 2003-11-01
KIRKLANDS INC
filed 2003-12-16
CIK 1056285

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 1, 2003	Commission file number: 000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

805 North Parkway Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)

Registrant’s telephone number, including area code: (731) 668-2444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [   ] NO [✓]

As of December 10, 2003, 19,142,785 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	November 1, 2003	February 1, 2003

ASSETS
Current assets:
Cash and cash equivalents	$3,110	$4,244
Inventories	52,657	39,472
Income taxes refundable	1,383	—
Prepaid expenses and other current assets	8,468	4,623
Deferred income taxes	728	1,334

Total current assets	66,346	49,673
Property and equipment, net	31,310	25,175
Noncurrent deferred income taxes	2,279	2,279
Debt issue costs, net	332	490
Goodwill	1,382	1,382
Other assets	59	59

Total assets	$101,708	$79,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$13,099	$—
Accounts payable	27,773	17,594
Income taxes payable	—	6,827
Accrued expenses	13,237	12,745

Total current liabilities	54,109	37,166
Other liabilities	2,961	2,735

Total liabilities	57,070	39,901

Shareholders’ equity:
Common stock, no par value, 100,000,000 shares authorized, and 19,128,935 and 18,910,351 shares issued and outstanding at November 1, 2003 and February 1, 2003, respectively	137,929	135,824
Loan to shareholder	(612)	(225)
Accumulated deficit	(92,679)	(96,442)

Total shareholders’ equity	44,638	39,157

Total liabilities and shareholders’ equity	$101,708	$79,058

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	13 Week Period Ended		39 Week Period Ended
	11/1/2003	11/2/2002	11/1/2003	11/2/2002

Net sales	$84,052	$74,903	$236,440	$215,804
Cost of sales	56,283	50,222	161,653	143,209

Gross profit	27,769	24,681	74,787	72,595
Operating expenses:
Other operating expenses	22,659	20,076	62,656	55,873
Depreciation and amortization	1,804	1,623	5,304	4,907
Non-cash stock compensation charge	68	70	202	2,509

Total operating expenses	24,531	21,769	68,162	63,289
Operating income	3,238	2,912	6,625	9,306
Interest expense:
Senior, subordinated and other notes payable	152	462	376	3,195
Class C Preferred Stock	—	—	—	1,134
Amortization of debt issue costs	53	77	158	884
Loss on early extinguishment of long-term debt	—	325	—	325
Inducement charge on exchange of Class C Preferred Stock	—	—	—	554

Total interest expense	205	864	534	6,092
Interest income	(8)	(5)	(19)	(84)
Other income	(35)	(47)	(110)	(121)
Other expenses	—	—	—	44

Income before income taxes	3,076	2,100	6,220	3,375
Income tax provision	1,215	860	2,457	1,384

Income before accretion of preferred stock and dividends accrued	1,861	1,240	3,763	1,991
Accretion of redeemable preferred stock and dividends accrued	—	—	—	5,626

Net income (loss) allocable to common shareholders	$1,861	$1,240	$3,763	$(3,635)

Earnings (loss) per share:
Basic	$0.10	$0.07	$0.20	$(0.29)

Diluted	$0.10	$0.06	$0.19	$(0.29)

Weighted average number of shares outstanding:
Basic	19,108	18,874	19,017	12,341

Diluted	19,559	19,538	19,538	12,341

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands, except share data)

	Common Stock
			Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity

Balance at February 1, 2003	18,910,351	$135,824	$(225)	$(96,442)	$39,157
Exercise of stock options and employee stock purchases	218,584	1,967			1,967
Tax benefit from exercise of stock options		138			138
Interest accrued on shareholder loan			(6)		(6)
Shareholder loan advance			(381)		(381)
Net income				3,763	3,763

Balance at November 1, 2003	19,128,935	$137,929	$(612)	$(92,679)	$44,638

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	39 Week Period Ended
	November 1, 2003	November 2, 2002

Cash flows from operating activities:
Income before accretion of redeemable preferred stock and dividends accrued	$3,763	$1,991
Adjustments to reconcile income before accretion of preferred stock and dividends accrued to net cash used in operating activities:
Depreciation of property and equipment	5,304	4,907
Amortization of debt issue costs and debt discount	158	1,269
Non-cash stock compensation charge	202	2,509
Inducement charge associated with exchange of Class C Preferred Stock	—	554
Loss on disposal of property and equipment	398	61
Deferred income taxes	606	—
Changes in assets and liabilities:
Inventories	(13,185)	(20,618)
Prepaid expenses and other current assets	(3,845)	(1,171)
Accounts payable	10,179	14,419
Income taxes payable	(8,072)	(2,439)
Accrued expenses and other noncurrent liabilities	516	(11,905)

Net cash used in operating activities	(3,976)	(10,423)

Cash flows from investing activities:
Proceeds from sale of property and equipment	25	—
Capital expenditures	(11,862)	(5,254)

Net cash used in investing activities	(11,837)	(5,254)

Cash flows from financing activities:
Net borrowings on revolving line of credit	13,099	24,715
Proceeds from term loan	—	15,000
Principal payments on long-term debt, including Class C Preferred Stock	—	(82,382)
Net proceeds from initial public offering	—	66,542
Redemption of Class A, Class B and Class D Preferred Stock	—	(25,826)
Repurchase of common stock	—	(8,228)
Exercise of stock options and employee stock purchases	1,967	(13)
Debt issue costs	—	(1,002)
Advance on shareholder loan and net interest accrued	(387)	(5)

Net cash provided by financing activities	14,679	(11,199)

Cash and cash equivalents:
Net decrease	$(1,134)	$(26,876)
Beginning of the period	4,244	29,751

End of the period	$3,110	$2,875

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

     We are a leading specialty retailer of home décor in the United States, operating 279 stores in 34 states as of November 1, 2003. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements, except for the February 1, 2003 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring adjustments, which are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of November 1, 2003 and February 1, 2003, the results of our operations for the 13-week and 39-week periods ended November 1, 2003 and November 2, 2002, and our cash flows for the 39-week periods ended November 1, 2003 and November 2, 2002. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at the end of the fiscal year. In addition, because of seasonality factors, the results of our operations for the 13-week and 39-week periods ended November 1, 2003, are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 – Recent Accounting Standards

     In April 2002, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishments of indebtedness be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishments are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. As a result of the implementation of SFAS No. 145, the loss on early extinguishment of long-term debt recorded in the third quarter of fiscal 2002 has been reclassified from an extraordinary item to interest expense in the 2002 consolidated statements of operations. Other than this reclassification, the implementation of SFAS No. 145 did not have a material impact on the results of our operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-

lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force (“EITF”) Issue 94-3. The implementation of SFAS No. 146 in fiscal 2003 has had the impact of deferring the lease termination charge associated with the anticipated exit in the second quarter of fiscal 2004 of two existing warehouse facilities in connection with our plans to lease a new distribution center. The expected $1.1 million charge would have been recorded in the third quarter of fiscal 2003 under EITF 94-3. This charge will now be recorded upon notification of the landlords of our intent to terminate the leases.

     During 2002, the EITF released EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor.” The issue addresses the accounting treatment of vendor allowances. The application of EITF Issue 02-16 did not have a material impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period ending after December 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The FASB is still evaluating certain provisions of FIN 46 and we will consider the impact of any changes to the existing pronouncement upon completion of the evaluation.

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

Note 4 – Senior Credit Facility

     We have a $45 million revolving credit facility ($30 million for the first six months of each calendar year). The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The revolving credit facility terminates in May 2005. Net draws on the revolving credit facility for the 13-week period ended November 1, 2003, were approximately $1.0 million, resulting in an outstanding balance of $13.1 million at November 1, 2003.

Note 5 – Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended		39 Weeks Ended

	11/1/2003	11/2/2002	11/1/2003	11/2/2002

Numerator:
Net income (loss) allocable to common shareholders	$1,861	$1,240	$3,763	$(3,635)

Denominator for basic earnings (loss) per share:
Average number of common shares outstanding	19,108	18,874	19,017	12,341

Denominator for diluted earnings (loss) per share:
Average number of common shares outstanding	19,108	18,874	19,017	12,341
Effect of dilutive securities	451	664	521	—

Average number of common shares outstanding	19,559	19,538	19,538	12,341

Earnings (loss) per common share:
Basic	$0.10	$0.07	$0.20	$(0.29)

Diluted	$0.10	$0.06	$0.19	$(0.29)

     The calculations of diluted earnings per share for the 13-week and 39-week periods ended November 1, 2003, exclude stock options of 90,659 and 38,168, respectively, as the effect of their inclusion would be anti-dilutive. The calculations of diluted earnings per share for the 13-week and 39-week periods ended November 2, 2002, exclude stock options and warrants of 0 and 1,933,289, respectively, as their effect would be anti-dilutive.

Note 6 – Stock Compensation

     We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, in accounting for our stock compensation plans. Compensation cost on stock options is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the exercise price. The following table illustrates the effect on net income (loss) allocable to common shareholders and earnings per share had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	13 Weeks Ended		39 Weeks Ended

	11/1/2003	11/2/2002	11/1/2003	11/2/2002

Net income (loss) allocable to common shareholders, as reported	$1,861	$1,240	$3,763	$(3,635)
Add: Stock-based compensation cost, net of taxes, included in determination of net income (loss) allocable to common shareholders	68	70	202	1,903
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(165)	(80)	(382)	(1,933)

Pro forma net income (loss) allocable to common shareholders	$1,764	$1,230	$3,583	$(3,665)

Earnings (loss) per share:
Basic, as reported	$0.10	$0.07	$0.20	$(0.29)

Basic, pro forma	$0.09	$0.07	$0.19	$(0.30)

Diluted, as reported	$0.10	$0.06	$0.19	$(0.29)

Diluted, pro forma	$0.09	$0.06	$0.18	$(0.30)

Note 7 – Loan to Shareholder

     In May 2002, we loaned $217,000 to our Executive Vice President and Chief Financial Officer (the “Borrower”). The note bears interest at the rate of 4.75% per year which is payable over the term of the note. The note matures in May 2005 and is due and payable in full at that time. The loan is collateralized by marketable securities having a value of no less than the principal amount of the loan together with 125,526 shares of our common stock owned by the Borrower. The security agreement between the Borrower and us requires the Borrower to supply additional collateral at any time the value of existing collateral falls below 125% of the then principal amount of the loan. In addition, in accordance with the requirements of the note, in April 2003 we advanced an additional $381,401 of principal to the Borrower subject to the same interest rate, principal repayment and collateral provisions as the original principal amount. The total amount outstanding under the note as of November 1, 2003, was approximately $612,000, including accrued interest. Our Board of Directors and our Audit Committee approved the loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading specialty retailer of home décor in the United States, operating 279 stores in 34 states as of November 1, 2003. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last six fiscal years. During this period, we have doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 750 additional locations in the United States that could support a Kirkland’s store. We opened 21 new stores in the third quarter of fiscal 2003 and have opened three new stores to date in the fourth quarter, bringing the total number of new stores opened in fiscal 2003 to 42 stores. Including two stores expected to close in the fourth quarter, we will have added a net 31 stores in fiscal 2003, representing a 12.4% increase in the store base over the prior year. Our goal is to expand the store base by at least 40 stores, net of closings, during fiscal 2004, which we currently estimate will consist of 50-55 new stores and 10-15 closings. Our long-term target for annual growth in the store base is 15-18%.

     The following table summarizes our stores and square footage under lease in mall and non-mall locations:

	Stores		Square Footage		Average Store Size

	11/1/2003	11/2/2002	11/1/2003	11/2/2002	11/1/2003	11/2/2002

Mall	247	230	1,123,256	1,034,424	4,548	4,497
Non-Mall	32	15	151,086	71,962	4,721	4,797

Total	279	245	1,274,342	1,106,386	4,568	4,516

Results of Operations

     The table below sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	13 Weeks Ended		39 Weeks Ended

	11/1/2003	11/2/2002	11/1/2003	11/2/2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.0%	67.0%	68.4%	66.4%

Gross profit	33.0%	33.0%	31.6%	33.6%
Operating expenses:
Other operating expenses	27.0%	26.8%	26.5%	25.9%
Depreciation and amortization	2.1%	2.2%	2.2%	2.3%
Non-cash stock compensation charge	0.1%	0.1%	0.1%	1.1%

Operating income	3.8%	3.9%	2.8%	4.3%
Interest expense	0.2%	1.2%	0.2%	2.8%
Interest income	0.0%	0.0%	0.0%	(0.1%)
Other income, net	0.0%	(0.1%)	0.0%	0.0%

Income before income taxes	3.6%	2.8%	2.6%	1.6%
Income tax provision	1.4%	1.1%	1.0%	0.7%

Net income before accretion of preferred stock and dividends accrued	2.2%	1.7%	1.6%	0.9%
Accretion of redeemable preferred stock and dividends accrued	0.0%	0.0%	0.0%	2.6%

Net income (loss) allocable to common shareholders	2.2%	1.7%	1.6%	(1.7%)

13 Weeks Ended November 1, 2003, Compared to 39 Weeks Ended November 2, 2002

     Net sales. Net sales increased 12.2% to $84.1 million for the third quarter of fiscal 2003 from $74.9 million for the third quarter of fiscal 2002 as we began to experience the positive top-line impact from our new store openings. We opened 39 new stores through the third quarter of fiscal 2003 and 16 stores during fiscal 2002, and we closed 9 stores through the third quarter of fiscal 2003 and 1 store during fiscal 2002. The overall increase in net sales was primarily the result of this increase in our store base as well as sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. Comparable store sales increased 2.7% for the quarter against a 9.2% increase in comparable store sales for the third quarter of fiscal 2002. The comparable store sales increase accounted for $1.8 million of the overall sales increase, or 20%, while the growth in the store base as well as sales increases from expanded, remodeled or relocated stores accounted for $7.3 million, or 80.0% of the overall sales increase. Strong performance in merchandise categories such as wall décor, candles, textiles, housewares and novelty led to the positive comparable store sales result. Sales throughout the third quarter were driven by a combination of unit volume increases and an increase in the average retail selling price.

     Gross profit. Gross profit increased $3.1 million, or 12.5%, to $27.8 million for the third quarter of fiscal 2003 from $24.7 million for the third quarter of fiscal 2002. Gross profit expressed as a percentage of net sales was flat at 33.0% for the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002.

Product cost of sales, including freight expenses, increased slightly as a percentage of sales as compared to the prior-year quarter. This increase was the result of higher freight costs partially offset by a modest improvement in merchandise margin. This increase in the product cost of sales ratio was offset by a slight decrease in the occupancy ratio as a result of the positive comparable store sales performance. Additionally, the ratio of central distribution costs to sales also decreased slightly versus the prior-year quarter as higher total sales leveraged distribution center rent and labor cost.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $22.7 million, or 27.0% of net sales, for the third quarter of fiscal 2003 compared with $20.1 million, or 26.8% of net sales, for the third quarter of fiscal 2002. The increase in these operating expenses as a percentage of net sales was primarily the result of increased store-level expenses including expenses associated with the opening of 21 new stores during the quarter. These increases in supply costs and other store expenses were partially offset by a decrease in advertising expense as compared to the prior year. In addition, corporate payroll and travel costs declined as a percentage of sales as compared to the prior year.

     Depreciation and amortization. Depreciation and amortization expense was $1.8 million, or 2.1% of net sales, for the third quarter of fiscal 2003 compared to $1.6 million, or 2.2% of net sales, for the third quarter of fiscal 2002. We anticipate that depreciation and amortization will begin growing at a higher rate as capital investment rises along with new store growth.

     Non-cash stock compensation charge. During the third quarter of fiscal 2003, we incurred a non-cash stock compensation charge of $68,000, or 0.1% of net sales, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. During the third quarter of fiscal 2002, we incurred non-cash stock compensation charges of $70,000, or 0.1% of net sales, related to the aforementioned November 2001 employee option grant.

     Interest expense. Interest expense on indebtedness during the third quarter of fiscal 2003 was $152,000 compared with $462,000 for the third quarter of fiscal 2002. The decrease was the result of the early retirement of term debt which occurred at the end of the prior-year quarter, strong cash flows and lower interest rates. Amortization of debt issue costs declined to $53,000, for the third quarter of fiscal 2003, as compared to $77,000 for the prior-year quarter. A loss on the early extinguishment of long-term debt of $0.3 million was recorded during the third quarter of fiscal 2002. No such loss has been recorded in fiscal 2003.

     Income taxes. Income tax provision was $1.2 million, or 39.5% of income before income taxes, for the third quarter of fiscal 2003 compared with $0.9 million, or 41.0% of income before income taxes for the third quarter of fiscal 2002. The reduction in the effective tax rate was the result of fewer non-deductible stock compensation charges associated with certain stock options this year as compared to the prior year.

     Net income. As a result of the foregoing, net income was $1.9 million, or 2.2% of net sales, for the third quarter of fiscal 2003 as compared to $1.2 million, or 1.7% of net sales, for the third quarter of fiscal 2002.

39 Weeks Ended November 1, 2003, Compared to 39 Weeks Ended November 2, 2002

     Net sales. Net sales increased 9.6% to $236.4 million for the first 39 weeks of fiscal 2003 from $215.8 million during the first 39 weeks of fiscal 2002 primarily due to the growth in our store base. We opened 39 new stores during the first 39 weeks of fiscal 2003 and 16 new stores during fiscal 2002, and we closed 9 stores during the first 39 weeks of fiscal 2003 and 1 store during fiscal 2002. This growth in the store base along with sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base, contributed to the overall sales increase. Comparable store sales increased 2.2% for the first 39 weeks of fiscal 2003 against a 14.4% increase for the first 39 weeks of fiscal 2002. Sales from new stores and other non-comparable stores accounted for $4.3 million, or 21.0%, of the overall sales increase while comparable store sales increases accounted for $16.3 million, or 79.0%, of the overall sales increase. Sales increases for the first 39 weeks of fiscal 2003 were driven by unit volume, as the average retail selling price decreased from the same period of the prior year, notwithstanding an increase in the average retail selling price during the third quarter. The popularity of lower-priced merchandise in addition to enhanced markdown activity as compared to the prior year led to the lower average retail selling price. Key categories contributing to the overall sales increase were wall décor, candles, textiles, housewares and novelty.

     Gross profit. Gross profit increased $2.2 million, or 3.0%, to $74.8 million for the first 39 weeks of fiscal 2003 from $72.6 million for the same period of fiscal 2002. Gross profit expressed as a percentage of sales decreased to 31.6% from 33.6% for the prior-year period. The decrease in gross profit percentage was the result of heavier promotional and markdown activity undertaken, particularly in the first half of the year, to drive sales and position inventories. Product cost of sales, including freight expenses, increased approximately 220 basis points as a percentage of net sales as compared to the prior-year period as a result of these actions. Additionally, and consistent with our plans, central distribution costs increased slightly as a percentage of sales as we continued to increase the activity level in our central distribution facilities. Offsetting these factors, store occupancy costs declined slightly as a percentage of sales as compared to the prior-year period due to the positive comparable store sales performance.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $62.7 million, or 26.5% of net sales, for the first 39 weeks of fiscal 2003 compared with $55.9 million, or 25.9% of net sales, for the first 39 weeks of fiscal 2002. As expected, the increase in these expenses as a percentage of net sales was partially due to expenses incurred in connection with our accelerated store expansion plan. The relatively modest comparable store sales increase also contributed to the increase in the operating expense ratio. Furthermore, insurance costs increased over the prior-year period due to higher premiums and enhancements in our corporate directors and officers coverage that occurred upon completion of our initial public offering in July 2002.

     Depreciation and amortization. Depreciation and amortization expense was $5.3 million, or 2.2% of net sales, for the first 39 weeks of fiscal 2003 compared to $4.9 million, or 2.3% of net sales, for the first 39 weeks of fiscal 2002. We anticipate that depreciation and amortization will begin growing at a higher rate as capital investment rises along with new store growth.

     Non-cash stock compensation charge. For the first 39 weeks of fiscal 2003, we incurred a non-cash stock compensation charge of $0.2 million, or 0.1% of net sales, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. For the first 39 weeks of fiscal 2002, we incurred non-cash stock compensation charges related to the aforementioned November 2001 employee option grant, certain re-priced employee stock options for which variable accounting methods were required, and certain options granted to a consultant. Combined non-cash charges related to these options of $2.5 million, or 1.1% of net sales, were recorded during the first 39 weeks of fiscal 2002.

     Interest expense. Total interest expense for the first 39 weeks of fiscal 2003 was $0.5 million, or 0.2% of net sales, compared with $6.1 million, or 2.8% of net sales, for the first 39 weeks of fiscal 2002. The decrease was the result of our May 2002 refinancing, our July 2002 initial public offering, strong cash flows and lower interest rates. Amortization of debt issue costs declined to $0.2 million, or 0.1% of net sales, for the first 39 weeks of fiscal 2003 as compared to $0.9 million, or 0.4% of net sales, for the prior-year period due to the repayment of our prior indebtedness in connection with the May 2002 refinancing and the July 2002 initial public offering. A loss on the early extinguishment of long-term debt of $0.3 million was recorded during the third quarter of fiscal 2002. This loss pertained to the unamortized issue costs associated with term debt that was repaid in full during the third quarter of fiscal 2002. No such loss has been recorded during fiscal 2003. Interest expense associated with the mandatorily redeemable Class C Preferred Stock was $1.1 million for the first 39 weeks of fiscal 2002. No such interest was recorded during the current year due to the repayment of this debt in connection with our initial public offering. For the first 39 weeks of fiscal 2002, an inducement charge of $0.6 million was recorded associated with the exchange of shares of Class C Preferred Stock for common stock in connection with our initial public offering. No such charge was recorded during fiscal 2003.

     Income taxes. Income tax provision was $2.5 million, or 39.5% of income before income taxes, for the first 39 weeks of fiscal 2003 compared with $1.4 million, or 41.0% of income before income taxes for the first 39 weeks of fiscal 2002. The reduction in the effective tax rate is the result of fewer non-deductible stock compensation charges associated with certain stock options this year as compared to the prior year.

     Income before accretion of preferred stock and dividends accrued. As a result of the foregoing, income before accretion of preferred stock and dividends accrued was $3.8 million, or 1.6% of net sales, for the first 39 weeks of fiscal 2003 as compared to $2.0 million, or 0.9% of net sales, for the first 39 weeks of fiscal 2002.

Liquidity and Capital Resources

     Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories, which typically reach their peak by the end of the third quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores, distribution facilities or corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash, and borrowings under our credit facilities.

     Net cash used in operating activities for the first 39 weeks of fiscal 2003 was $4.0 million compared to $10.4 million for the first 39 weeks of fiscal 2002. Income before preferred stock dividends increased to $3.8 million from $2.0 million in the prior-year period. For the first 39 weeks of fiscal 2003, non-cash charges including depreciation and amortization, losses on disposals of assets, stock compensation and inducement charges totaled $6.1 million as compared to $9.3 million in the prior-year period, principally due to the significant non-cash stock compensation charges that were incurred at the time of our July 2002 initial public offering. A primary use of cash for the first 39 weeks of fiscal 2003 was to reduce income taxes payable by $8.1 million, mostly due to our final April 2003 payment of federal income tax for fiscal 2002. This reduction in income taxes payable was larger than the $2.4 million reduction in income taxes payable for the prior-year period. Other changes in assets and liabilities resulted in an additional $5.7 million in cash uses for the first 39 weeks of fiscal 2003 compared to $19.3 million in cash uses for the first 39 weeks of fiscal 2002. Increases in inventories and decreases in accrued expenses required less cash for the first 39 weeks of fiscal 2003 than in the prior-year period. For the first 39 weeks of fiscal 2002, we paid $13.4 million in accrued interest to our debtholders in connection with our May 2002 refinancing and our July 2002 initial public offering, which is reflected in the change in accrued expenses and other noncurrent liabilities on the statement of cash flows.

     Net cash used in investing activities for the first 39 weeks of fiscal 2003 consisted principally of $11.9 million in capital expenditures. These expenditures primarily included investments in existing store remodels, new store construction and information technology assets for stores. For the first 39 weeks of fiscal 2003, we opened 39 new stores and remodeled 9 stores. We expect that capital expenditures for fiscal 2003 will range from $15.0 million to $16.0 million, primarily to fund the construction of our new stores and remodeled stores, the completion of several information technology projects, and the initial capital requirements associated with the systems and infrastructure improvements related to our anticipated move to a new distribution center in fiscal 2004. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for new stores in fiscal 2003 will average approximately $165,000 to $175,000 per store (net of landlord allowances).

     Net cash provided by financing activities for the first 39 weeks of fiscal 2003 was $14.7 million compared to a use of cash of $11.2 million in the prior-year period. Net cash provided by financing activities for the first 39 weeks of fiscal 2003 was principally the result of borrowings under our revolving line of credit in the amount of $13.1 million. The use of cash in the prior-year period primarily represents the net effect of two financing events which occurred during the second quarter – our May 2002 refinancing and our July 2002 initial public offering.

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

     Our revolving credit facility contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The revolving credit facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of earnings before interest, taxes, depreciation and amortization excluding certain non-recurring items, or EBITDA, less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. As of November 1, 2003, we were in compliance with all covenants under our revolving credit facility.

     At November 1, 2003, our balance of cash and cash equivalents was $3.1 million and the borrowing availability under our revolving credit facility was $22.2 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to fund our planned capital expenditures, and working capital requirements at least through fiscal 2004.

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

     Depreciation and recoverability of long-lived assets. Approximately 31% of our assets at November 1, 2003, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

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

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002,” which is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 which required that all gains and losses from extinguishments of indebtedness be aggregated, and if material, classified as an extraordinary item. As a result, gains and losses from debt extinguishments are to be classified as extraordinary only if they meet the criteria set forth in APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 145 also requires that sale-leaseback accounting be used for capital lease modifications with economic effects similar to sale-leaseback transactions. As a result of the implementation of SFAS No. 145, the loss on early extinguishment of long-term debt recorded in the third quarter of fiscal 2002 has been reclassified from an extraordinary item to interest expense in the 2002 consolidated statement of operations. Other than this reclassification, the implementation of SFAS No. 145 did not have a material impact on the results of our operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Restructuring Costs.” SFAS No. 146 applies to costs associated with an exit activity (including a restructuring) or with a disposal of long-lived assets, such as eliminating or reducing product lines, terminating employees and contracts, and relocating facilities or personnel. Under SFAS No. 146, a company will record a liability for costs associated with an exit or disclose information about its exit and disposal activities, the related costs and changes in those costs in the notes to the financial statements for the period in which the activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements, and it grandfathers the accounting for liabilities recorded under Emerging Issues Task Force (“EITF”) Issue 94-3. The implementation of SFAS No. 146 in fiscal 2003 has had the impact of deferring the lease termination charge associated with the anticipated exit in the second quarter of fiscal 2004 of two existing warehouse facilities in connection with our plans to lease a new distribution center. The expected $1.1 million charge would have been recorded in the third quarter of fiscal 2003 under EITF 94-3. This charge will now be recorded upon notification of the landlords of our intent to terminate the leases.

     During 2002, the EITF released EITF Issue 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor.” The issue addresses the accounting treatment of vendor allowances. The application of EITF Issue 02-16 did not have a material impact on our financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (VIEs), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period ending after December 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The FASB is still evaluating certain provisions of FIN 46 and we will consider the impact of any changes to the existing pronouncement upon completion of the evaluation.

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

•	If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, we may not be able to adequately implement our growth strategy, resulting in a decrease in net sales and net income.

•	A prolonged economic downturn could result in reduced net sales and profitability.

•	Reduced consumer spending in the southeastern part of the United States where approximately half of our stores are concentrated could reduce our net sales.

•	We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products, resulting in reduced net sales.

•	We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

•	We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales, resulting in reduced gross profit.

•	Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and/or a loss of our market share.

•	Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our operating income and net income, and any factors negatively impacting us during our fourth quarter

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

     As of November 1, 2003, we had $13.1 million in borrowings outstanding under our revolving credit facility, which is based upon a 60-day LIBOR rate or the prime rate, at our discretion.

     Based on the amounts borrowed under our revolving credit facility as of November 1, 2003, a 25% increase in interest rates would result in an additional $0.1 million in interest expense per year and a decrease would reduce interest expense by $0.1 million per year. This range of potential changes in interest rates reflects our view of changes that are reasonably possible over a one-year period.

     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of November 1, 2003.

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the 13 weeks ended November 1, 2003.

During the 13 weeks ended November 1, 2003, we furnished the following:

(i)	Current Report on Form 8-K dated August 7, 2003 (reporting under Items 7 and 12).

(ii)	Current Report on Form 8-K dated August 27, 2003 (reporting under Items 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: December 15, 2003	/s/ Robert E. Alderson

Robert E. Alderson President and Chief Executive Officer

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner Executive Vice President and Chief Financial Officer