Form 10-K
period 2004-01-31
KIRKLANDS INC
filed 2004-04-15
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-49885

Kirkland’s, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 North Parkway, Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)

Registrant’s telephone number, including area code:

(731) 668-2444

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of Each Exchange on Which Registered)

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of the common stock held by non-affiliates of the registrant as of August 1, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $128,204,800 based on the last sale price of the common stock as reported by The Nasdaq Stock Market. This calculation excludes 10,486,316 shares held by directors, executive officers and one holder of more than 10% of the registrant’s common stock.

      As of April 7, 2004, there were 19,186,466 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 2, 2004, are incorporated by reference into Part III of this Form 10-K.

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

General

      We are a leading specialty retailer of home decor in the United States, operating 280 stores in 34 states as of January 31, 2004. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home decor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home decor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last six fiscal years.

      During the past six fiscal years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing markets and in new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We currently anticipate that a majority of the new stores opened in fiscal 2004 will be located in non-mall venues. During the 52 weeks ended January 31, 2004 (“fiscal 2003”), we opened 42 new stores and closed 11 stores. We believe there are currently more than 750 additional locations in the United States that could support a Kirkland’s store.

      Kirkland’s was co-founded in 1966 by our current Chairman, Carl Kirkland. We opened our first store in Jackson, Tennessee, and have grown steadily thereafter. Although originally focused in the Southeast, primarily in enclosed malls, we have expanded beyond that region and have begun to open stores in selected non-mall venues. Currently, approximately 50% of our stores are located outside the Southeast.

Business Strategy

      Our goal is to be the leading specialty retailer of home decor in each of our markets. We believe the following elements of our business strategy differentiate us from our competitors and position us for profitable growth:

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

      Ever-changing merchandise mix. We believe our ever-changing merchandise mix creates an exciting “treasure hunt” environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is typically traditionally styled for broad market appeal, yet it reflects an understanding of our customer’s desire for newness and freshness. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, we actively change our merchandise throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.

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

      Flexible approach to real estate. Our stores operate successfully across a wide spectrum of different regions, market sizes and real estate venues. We operate our stores in 34 states, and although originally focused in the Southeast, approximately 50% of our stores are now located outside that region. We operate successfully in major metropolitan markets such as Houston, Texas, and Atlanta, Georgia, middle markets such as Birmingham, Alabama, and Buffalo, New York, and smaller markets such as Appleton, Wisconsin, and Panama City, Florida. In addition, although our stores are predominantly located in enclosed malls, we also operate successfully in non-mall venues, including selected “lifestyle” and “power” strip centers. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within our target markets.

Growth Strategy

      Our growth strategy is to continue to build on our position as a leading specialty retailer of home decor in the United States by:

      Opening new stores using our proven store model. Over the past six years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and in selected smaller communities. We believe there are currently more than 750 additional locations in the United States that could support a Kirkland’s store. Assuming the continued availability of adequate capital, we expect a net increase of approximately 40 stores during the 52 weeks ending January 29, 2005 (“fiscal 2004”) and target a long-term growth rate in the store base of 15-18% annually.

      Our proven store model produces strong store-level cash flow and provides an attractive store-level return on investment. In fiscal 2003, our average store generated net sales of approximately $1.4 million. Our stores typically generate a positive store contribution in their first full year of operation.

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

      Increasing store productivity. We plan to increase our sales per square foot and store profitability by leveraging recent investments in information systems and central distribution. We believe that the sales productivity of our stores will benefit from our strong existing customer franchise and our continuing efforts to enhance the Kirkland’s brand. Our distinctive and often proprietary merchandise offering, together with carefully coordinated in-store marketing, visual presentation and product packaging, enable us to establish a distinct brand identity and to solidify our bond with customers, further enhancing our store-level productivity. We believe our comparable store sales will continue to benefit from the discretionary income available to consumers in their prime earning years as well as other consumer and demographic trends favoring home-oriented purchases.

Merchandising

      Merchandising strategy. Our merchandising strategy is to (i) offer distinctive and often exclusive, high quality home decor at affordable prices, (ii) maintain a breadth of product categories, (iii) provide a carefully edited selection of key items within targeted categories, rather than merchandising complete product classifications, (iv) emphasize new and fresh merchandise by continually updating our merchandise mix and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas. We believe that this strategy creates a shopping experience that appeals to shoppers, both style-conscious and price-conscious. Although we do not attempt to be a fashion leader, we identify and capitalize on existing or emerging trends when identifying or developing merchandise for sale.

      Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best sellers. As a result, we minimize the accumulation of slow-moving inventory and resulting markdowns. Regional differences in home decor are addressed by tailoring inventories to geographic considerations and store sales results.

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

      Our average store generally carries approximately 2,500-3,000 SKUs. We regularly monitor the sell-through on each item, and the number and make-up of our active SKUs is likewise constantly changing based on changes in selling trends. New and different SKUs are introduced to our stores on a weekly or more frequent basis, and a substantial portion of the inventory carried in our stores is replaced with new SKUs every few months.

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

      Product assortment. Our major merchandise categories include wall decor (framed art, mirrors, and other wall ornaments), lamps, decorative accessories, candles and various holders, textiles, garden accessories and floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. Consistent with our item-focused strategy, a vital part of the product mix is a variety of home decor and other assorted merchandise that does not necessarily fit into a specific product category. Decorative accessories consist of such varied products as sconces, vases and clocks. Other merchandise includes accent furniture, housewares and picture frames. Throughout the year and especially in the fourth quarter of the calendar year, our buying team uses its experience in home decor to develop products that are as appropriate for gift-giving as they are for personal purchase. Innovative product design and packaging are important elements of this effort.

      The following table presents the percentage of fiscal 2003 and fiscal 2002 net sales contributed by our major merchandise categories:

	% of Net Sales

Merchandise Category	Fiscal 2003	Fiscal 2002

Wall Décor (including framed art, mirrors, and other wall ornaments)	28%	25%
Decorative Accessories	11	12
Lamps	10	11
Holiday	8	10
Garden	8	10
Candles	8	7
Textiles	6	4
Gifts	5	4
Floral	4	4
Other (including accent furniture, housewares, picture frames and other miscellaneous items)	12	13

Total	100%	100%

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

Store Operations

      General. As of January 31, 2004, we operated 280 stores in 34 states, all but one of which are open seven days a week. In addition to corporate management, six Regional Managers and 33 District Managers (who generally have responsibility for eight to 10 stores within a geographic district) manage store operations. A Store Manager and one or two Assistant Store Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display and control, human resource functions and store security. A typical store operates with an average of eight to ten associates including a full-time stock person and a combination of full and part-time sales associates, depending on the volume of the store and the season. Additional part-time sales associates are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

      Format. The prototype Kirkland’s store is between 4,200 and 5,200 square feet, of which approximately 70% typically represents selling space. Merchandise is generally displayed according to display guidelines and directives given to each store from the Visual Merchandising team with input from Merchandising and Store Operations personnel. This procedure ensures uniform display standards throughout the chain. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, rather than displaying products strictly by category or product type.

      During fiscal 2003, we opened 42 new stores and closed 11 stores. Of the 42 new stores, 25 are located in enclosed malls and 17 are located in non-mall venues. All of the 11 closings in fiscal 2003 were mall stores. As of January 31, 2004, we operated 35 of our 280 stores in a variety of non-mall venues including “lifestyle” strip centers, “power” centers and outlet centers. Non-mall stores tend to be slightly larger than mall stores, primarily due to the lower occupancy cost per square foot that is typically available for these stores. We currently anticipate that a majority of the new stores opened in fiscal 2004 will be located in non-mall venues.

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

      Briar Patch. We operate 22 stores under the name “Briar Patch by Kirkland’s.” These stores are operated and merchandised in the same fashion as our stores operated under the “Kirkland’s” name and generate store-level operating results comparable to our “Kirkland’s” stores. In 1998, we acquired the 35-store Briar Patch operation, and we have since converted seven of those stores to “Kirkland’s” stores and have closed six of them. As the remaining stores are remodeled or relocated, we intend to change the name of these stores to “Kirkland’s.”

Real Estate

      Strategy. Our real estate strategy is to identify retail properties that are convenient and attractive to our target female customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets such as Houston, Texas, and Atlanta, Georgia, middle markets such as Birmingham, Alabama, and Buffalo, New York, and smaller markets such as Appleton, Wisconsin, and Panama City, Florida.

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

      Until recent years, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors. Beginning in fiscal 2003, we began to explore more non-mall real estate alternatives. During fiscal 2003, we opened 42 new stores and closed 11 stores. Of the 42 new stores, 25 are located in enclosed malls and 17 are located in non-mall venues. All of the 11 closings in fiscal 2003 were mall stores. Of our 280 stores as of January 31, 2004, 35 were in a variety of non-mall venues including “lifestyle” strip centers, “power” centers and outlet centers. Non-mall stores tend to be slightly larger than mall stores, primarily due to the lower occupancy cost per square foot that is typically available for these stores. We currently anticipate that a majority of the new stores opened in fiscal 2004 will be located in non-mall venues.

      We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers and our strong position in the home decor category. The following table provides a history of our store openings and closings since the beginning of our fiscal year ended December 31, 1999 (“fiscal 1999”).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	1999	2000	2001(1)	2002	2003

Stores open at beginning of period	198	226	240	234	249
New stores opened(2)	29	17	5	16	42
Stores closed	(1)	(3)	(11)	(1)	(11)

Stores open at end of period	226	240	234	249	280

Average gross square footage per store(3)	4,396	4,486	4,528	4,526	4,576

(1)	Also includes the period beginning on January 1, 2001 and ending on February 3, 2001.

(2)	Excludes our warehouse outlet store located adjacent to our central distribution facilities in Jackson, Tennessee.

(3)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

Purchasing and Inventory Management

      Merchandise sourcing and product development. Our merchandise team purchases inventory on a centralized basis to take advantage of our technology and our consolidated buying power and to closely control the merchandise mix in our stores. Our buying team selects all of our products, negotiates with all of our vendors and works closely with our planning and allocation team to optimize store-level merchandise mix by category, classification and item. We believe the level of experience of our buying team gives us a competitive advantage in understanding our customer and identifying or developing merchandise suitable to her tastes and budget. We estimate that over 60% of our merchandise assortment is designed or packaged exclusively for Kirkland’s, generally based on our buyers’ experience in modifying certain merchandise characteristics or interpreting market trends into a product and price point that will appeal to our customer. The amount of exclusively designed or packaged merchandise continues to grow annually. Non-exclusive merchandise is often boxed or packaged exclusively for Kirkland’s utilizing Kirkland’s proprietary brands.

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

Distribution and Logistics

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

      We have expanded our central distribution operations during the past four years, as our store base has grown and we have improved our distribution practices. We currently distribute approximately 75% of our merchandise purchases through three separate buildings occupying a total of approximately 658,000 square feet in Jackson, Tennessee. We utilize third-party carriers to transport merchandise from our Jackson facilities to our stores. The majority of our merchandise deliveries are handled by less-than-truckload (LTL) carriers, which we have found to be a cost-effective means of distribution for stores in reasonable proximity to our central distribution facilities. In an attempt to improve store service levels and cost efficiencies for stores located where LTL service is not optimal, we have begun to employ full truckload deliveries to regional “pool points”, with local delivery agents handling the actual store delivery function.

      As our central distribution operation has grown, we have recognized the need for a more comprehensive approach to the management of our merchandise supply chain. This approach entails the thorough evaluation of all parts of the supply chain, from merchandise vendor to the store selling floor. It also involves the expertise of many different parts of the Company including logistics, merchandising, store operations, information technology and finance. To support our effort to build a modern, efficient supply chain, during fiscal 2003 we reached an agreement to lease a new, 771,000-square-foot distribution center in Jackson, Tennessee. A developer is currently building this new facility which we will lease for an initial term of 15 years, with two five-year renewal options. We expect to commence operations in the new facility in the second quarter of fiscal 2004. The new facility will replace the three buildings that currently support our central distribution effort.

      The commencement of operations in the new distribution center will be accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. We do not expect to gain meaningful operational efficiencies from the new distribution center and related investments in fiscal 2004. However, in fiscal 2005 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage costs.

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

Information Systems

      We have invested significant resources developing an information systems infrastructure to support our business. Since fiscal 1999 we have completed projects including the installation of new point-of-sale (POS) software in all stores and integrated retail management software at our home office, an upgrade of the POS hardware in all of our stores, and the implementation of additional POS applications such as debit and gift card processing.

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

      The core of our home office information system is the integrated GERS retail management software installed in April 2001. This system integrates all merchandising and financial applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, general ledger, sales audit and accounts payable. Our distribution center currently employs certain elements of the GERS software package. We will deploy a new warehouse management system simultaneous with our move to a new distribution center in the second quarter of 2004. We utilize a Lawson Software package for our payroll and human resource functions.

Marketing

      Our marketing efforts emphasize in-store signage, store and window banners and displays and other techniques to attract customers and provide an exciting shopping experience. Historically, we have not engaged in extensive media advertising because we believe that we have benefited from our strategic locations in high-traffic shopping centers and valuable “word-of-mouth” advertising by our customers. We are actively evaluating ways to enhance our marketing to customers through direct mail and e-mail communications. We supplement our in-store marketing efforts with periodic local newspaper advertisements to promote specific events in our stores, including our semi-annual clearance events. We also employ magazine advertising to build awareness of the Kirkland’s brand.

Trademarks

      All of our stores operate under the name “Kirkland’s” other than 22 stores, which operate under the name “Briar Patch by Kirkland’s.” We acquired these stores in 1998. As these stores are remodeled or relocated, we intend to change the name of these stores to the “Kirkland’s” name.

      We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, THE KIRKLAND COLLECTION®, HOME COLLECTION BY KIRKLAND’S®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, as well as several trademark registrations for Kirkland’s private label brand, the CEDAR CREEK COLLECTION®. In addition to the registrations, Kirkland’s also is the common law owner of the trademark BRIAR PATCHTM. We believe that these marks have become very important components in our merchandising and marketing strategy. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.

Competition

      The retail market for home decor is highly competitive. Accordingly, we compete with a variety of specialty stores, department stores, discount stores and catalog retailers that carry merchandise in one or more categories also carried by our stores. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens ’n Things, Michael’s Stores, Pier 1 Imports and Williams-Sonoma. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of products than our stores. Wholesale clubs may have lower prices than our stores, but the product assortment is generally considerably more limited. We believe that the principal competitive factors influencing our business are merchandise quality and selection, price, visual appeal of the merchandise and the store and the convenience of location.

      The number of companies offering a selection of home decor products that overlaps generally with our product assortment has increased over the last five years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally styled merchandise, reflective of current market trends typically offered at a discount to catalog and department store prices. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer and presenting it in a visually appealing manner.

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

Employees

      We employed approximately 3,725 employees at April 3, 2004. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Availability of SEC Reports

      We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by written request to: Secretary, Kirkland’s, Inc., 805 North Parkway, Jackson, TN 38305.

Executive Officers of Kirkland’s

      The name, age as of April 15, 2004, and position of each of our executive officers are as follows:

      Carl Kirkland, 63, has been Chairman of the Board since June 1996. Mr. Kirkland co-founded Kirkland’s in 1966 and served as Chief Executive Officer from 1966 through March 2001 and President from 1966 through November 1997. He has over 30 years of experience in the retail industry. Mr. Kirkland also serves on the board of directors of Hibbett Sporting Goods, Inc.

      Robert E. Alderson, 57, has been a Director of Kirkland’s since September 1986, President of Kirkland’s since November 1997 and Chief Executive Officer of Kirkland’s since March 2001. He served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Senior Vice President of Kirkland’s since joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, he was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.

      Reynolds C. Faulkner, 40, has been a Director of Kirkland’s since September 1996 and joined Kirkland’s as Senior Vice President and Chief Financial Officer in February 1998. He was promoted to Executive Vice President in February 2002. Prior to joining Kirkland’s, from July 1989 to January 1998, Mr. Faulkner was an investment banker in the corporate finance department of The Robinson-Humphrey Company, LLC, most recently serving as a Managing Director and head of the retail practice group. In this capacity, Mr. Faulkner was involved in numerous public and private financings and mergers and acquisitions of companies in the retail industry.

      Chris T. LaFont, 43, has been Senior Vice President of Merchandising and General Merchandise Manager since February 2003. He served as Vice President of Merchandising — Product Development from September 1997 through February 2003. From 1988 to September 1997, he served as Vice President of Visual Merchandising for Kirkland’s. Mr. LaFont started his career with Kirkland’s in 1981 as a management trainee.

      C. Edmond Wise, Jr., 53, has been Senior Vice President of Store Operations since joining Kirkland’s in December 2000. Prior to joining Kirkland’s, Mr. Wise was a Director of Retail Operations for Payless ShoeSource from October 1998 to November 2000. Prior to that, Mr. Wise had 26 years of retail operations experience, including eight years with Edison Brothers Stores and 16 years with J. Riggings, a division of U.S. Shoe Corporation.

      No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one year or until their successors are elected and qualified.

Risk Factors

If We Are Unable to Profitably Open and Operate New Stores and Maintain the Profitability of Our Existing Stores, We May Not Be Able to Adequately Implement Our Growth Strategy Resulting in a Decrease in Net Sales and Net Income.

      One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. During fiscal 2003, we opened 42 new stores, and our future operating results will depend to a substantial extent upon our ability to open and operate new stores successfully. We plan to open approximately 50-55 new stores and close approximately 10-15 stores in fiscal 2004. We also have an ongoing expansion, remodeling and relocation program. We expanded, remodeled or relocated nine stores in fiscal 2003 and anticipate 5-10 such projects in fiscal 2004.

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

      The rate of our expansion will also depend on the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. There can be no assurance that we will have adequate cash flow generated by our business or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our senior credit facility contains provisions that restrict the amount of debt we may incur in the future. In addition, the cost of opening, expanding, remodeling and relocating new or existing stores may increase in the future compared to historical costs. The increased cost could be material. If we are not successful in obtaining sufficient capital, we may be unable to open additional stores or expand, remodel and relocate existing stores as planned, which may adversely affect our growth strategy resulting in a decrease in net sales. As a result, there can be no assurances that we will be able to achieve our current plans for the opening of new stores and the expansion, remodeling or relocation of existing stores.

      There also can be no assurance that our existing stores will maintain their current levels of net sales and store-level profitability or that new stores will generate net sales levels necessary to achieve store-level profitability. New stores that we open in our existing markets may draw customers from our existing stores and may have lower net sales growth relative to stores opened in new markets. New stores also may face greater competition and have lower anticipated net sales volumes relative to previously opened stores during their comparable years of operations. New stores opened in new markets, where we are less familiar with the target customer and less well known, may face different or additional risks and increased costs compared to stores operated in existing markets. Also, stores opened in non-mall locations may require greater marketing costs in order to attract customer traffic. These factors, together with increased pre-

opening expenses at our new stores, may reduce our average store contribution and operating margins. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our net income could suffer.

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

A Prolonged Economic Downturn Could Result in Reduced Net Sales and Profitability.

      Our net sales are also subject to a number of factors relating to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. A weak retail environment could also adversely affect our net sales. Purchases of home decor items may decline during recessionary periods, and a prolonged recession may have a material adverse effect on our business, financial condition and results of operations. In addition, economic downturns during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. There is also no assurance that consumers will continue to focus on their homes or on home-oriented products or that trends in favor of “cocooning” and new home purchases will continue.

Reduced Consumer Spending in the Southeastern Part of the United States Where Approximately Half of Our Stores Are Concentrated Could Reduce Our Net Sales.

      Approximately 50% of our stores are located in the southeastern region of the United States. Consequently, economic conditions, weather conditions, demographic and population changes and other factors specific to this region may have a greater impact on our results of operations than on the operations of our more geographically diversified competitors. In addition, changes in regional factors that reduce the appeal of our stores and merchandise to local consumers could reduce our net sales.

We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.

      Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of the merchandise in our stores and our image with our customers may be harmed, which could materially adversely affect our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of items that prove popular could reduce our net sales. In addition, a major shift in consumer demand away from home decor could also have a material adverse effect on our business, results of operations and financial condition.

We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.

      We purchase our products from approximately 200 vendors with which we have no long-term purchase commitments or exclusive contracts. None of our vendors supplied more than 10% of our merchandise purchases during fiscal 2003. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us.

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

      Many of our vendors are importers of merchandise manufactured in the Far East and India. While we believe that buying from importers instead of directly from manufacturers reduces or eliminates the risks involved with relying on products manufactured abroad, our vendors are subject to those risks, and we remain subject to those risks to the extent that their effects are passed through to us by our vendors or cause disruptions in supply. These risks include changes in import duties, quotas, loss of “most favored nation” (“MFN”) trading status with the United States for a particular foreign country, work stoppages, delays in shipments, freight cost increases, terrorism, war, economic uncertainties (including inflation, foreign government regulations and political unrest) and trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase.

      We currently purchase a majority of our merchandise from importers of goods manufactured in China. China has been granted permanent normal trade relations by the United States effective January 1, 2002, based on its entry into the World Trade Organization (“WTO”), and now enjoys MFN trading status. China’s entry into the WTO potentially stabilizes the trading relationship between it and the United States, but the possibility of trade disputes concerning merchandise currently imported from China continues to create risks. These risks could result in sanctions against China, and the imposition of new duties on certain imports from China, including products supplied to us. Any significant increase in duties or any other increase in the cost of the products imported for us from China could result in an increase in the cost of our products to our customers which may correspondingly cause a decrease in net sales or could cause a reduction in our gross profit.

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

      Countries from which our vendors obtain these products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. This could disrupt the supply of such products to us and adversely affect our operations. The United States Congress periodically considers other restrictions on the importation of products obtained for us by vendors. The cost of such products may increase for us if applicable duties are raised or import quotas with respect to such products are imposed or made more restrictive.

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

      An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. On September 26, 2003, we signed a Sublease with Lexington Jackson LLC (“Landlord”), and a Development Agreement with Landlord and with H+M Company, Inc. (“Developer”). Pursuant to the Development Agreement, Developer is building a new 771,000-square-foot distribution center in Jackson, Tennessee. Pursuant to the Sublease we have leased this new distribution center for an initial term of 15 years, with two five-year renewal options. We expect to commence operations in the new facility in the second quarter of fiscal 2004. The new facility will replace the three buildings in Jackson, Tennessee, that currently support our central distribution effort. Any significant delays in the construction of this new facility, any complications resulting from the transition to this new facility and the commencement of operations at this new facility, or significant disruption in the operations of our existing facilities would have a material adverse effect on our ability to maintain proper inventory levels in our stores which could result in a loss of net sales and net income.

We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.

      The retail market is highly competitive. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores and catalog retailers, which carry merchandise in one or more categories also carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens ’n Things, Michaels Stores, Pier 1 Imports and Williams-Sonoma. We also compete with these and other retailers for suitable retail locations, suppliers, qualified employees and management personnel. One or more of our competitors are present in substantially all of the markets in which we have stores. Many of our competitors are larger and have significantly greater financial, marketing and other resources than we do. This competition could result in the reduction of our prices and a loss of our market share. Our net sales are also impacted by store liquidations of our competitors. We believe that our stores compete primarily on the basis of merchandise quality and selection, price, visual appeal of the merchandise and the store and convenience of location. There can be no assurance that we will continue to be able to compete successfully against existing or future competition. Our expansion into the markets served by our competitors and the entry of new competitors or expansion of existing competitors into our markets may have a material adverse effect on our market share and could result in a reduction in our prices in order for us to remain competitive.

Our Business Is Highly Seasonal and Our Fourth Quarter Contributes a Disproportionate Amount of Our Net Sales, Net Income and Cash Flow, and Any Factors Negatively Impacting Us During Our Fourth Quarter Could Reduce Our Net Sales, Net Income and Cash Flow, Leaving Us with Excess Inventory and Making It More Difficult for Us to Finance Our Capital Requirements.

      We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our net sales and operating results, which are typical of many specialty retailers with a mall concentration and common to most retailers generally. Due to the importance of the fall selling season, which includes Thanksgiving and Christmas, the last quarter of our fiscal year has historically contributed, and is expected to continue to contribute, a disproportionate amount of our net sales, net income and cash flow for the entire fiscal year. We expect this pattern to continue during the current fiscal year and anticipate that in subsequent fiscal years, the last quarter of our fiscal year will continue to contribute disproportionately to our operating results and cash flow. Any factors negatively affecting us during the last quarter of our fiscal year, including unfavorable economic or weather conditions, could have a material adverse effect on our financial condition and results of operations, reducing our cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

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

      The senior credit facility has two financial covenants. One covenant requires us to maintain earnings before interest, taxes, depreciation and amortization (“EBITDA”) net of capital expenditures, at levels varying between $17.2 million and $26.7 million each fiscal quarter based upon our projections taking into account the seasonality of our business. The other covenant requires us to keep our senior debt within a specified ratio of our EBITDA ranging from 1.0:1.0 to 1.8:1.0 each fiscal quarter based upon our projections taking into account the seasonality of our business and our anticipated utilization of the revolving credit facility. Any failure to comply with these or other covenants would allow the lenders to accelerate repayment of their debt, prohibit further borrowing under the revolving portion of the credit facility, declare an event of default, take possession of their collateral or take other actions available to a secured senior creditor.

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

      As of January 31, 2004, approximately 88% of our existing stores were located in enclosed malls. As a result, we largely rely on the ability of mall anchor tenants and other tenants to generate customer traffic in the vicinity of our stores. Historically, we have not relied on extensive media advertising and promotion in order to attract customers to our stores. Our future operating results will also depend on many other factors that are beyond our control, including the overall level of mall traffic and general economic conditions affecting consumer confidence and spending. Any significant reduction in the overall level of mall traffic could reduce our net sales.

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

      Our charter authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could materially adversely affect the voting power or other rights of the holders of our common stock. Holders of the common stock do not have preemptive rights to subscribe for a pro rata portion of any capital stock which may be issued by us. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Kirkland’s. Although we have no present intention to issue any new shares of preferred stock, we may do so in the future.

      Our charter and bylaws contain certain corporate governance provisions that may make it more difficult to challenge management, may deter and inhibit unsolicited changes in control of Kirkland’s and may have the effect of depriving our shareholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. First, the charter provides for a classified Board of Directors, with directors (after the expiration of the terms of the initial classified board of directors) serving three year terms from the year of their respective elections and being subject to removal only for cause and upon the vote of 80% of the voting power of all outstanding capital stock entitled to vote (the “Voting Power”). Second, our charter and bylaws do not generally permit shareholders to call, or require that the Board of Directors call, a special meeting of shareholders. The charter and bylaws also limit the business permitted to be conducted at any such special meeting. In addition, Tennessee law permits action to be taken by the shareholders by written consent only if the action is consented to by holders of the number of shares required to authorize shareholder action and if all shareholders entitled to vote are parties to the written consent. Third, the bylaws establish an advance notice procedure for shareholders to nominate candidates for election as directors or to bring other business before meetings of the shareholders. Only those shareholder nominees who are nominated in accordance with this procedure are eligible for election as directors of Kirkland’s, and only such shareholder proposals may be considered at a meeting of shareholders as have been presented to Kirkland’s in accordance with the procedure. Finally, the charter provides that the amendment or repeal of any of the foregoing provisions of the charter mentioned previously in this paragraph requires the affirmative vote of at least 80% of the Voting Power. In addition, the bylaws provide that the amendment or repeal by shareholders of any bylaws made by our Board of Directors requires the affirmative vote of at least 80% of the Voting Power.

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

The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.

      The price at which our common stock trades may be volatile. The market price of our common stock could be subject to significant fluctuations in response to our operating results, general trends and prospects for the retail industry, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts’ or investors’ expectations, the condition of the financial markets and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock notwithstanding our actual operating performance.

Concentration of Ownership among Our Existing Directors, Executive Officers, and Their Affiliates May Prevent New Investors from Influencing Significant Corporate Decisions.

      As of the date of this filing, our current directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 42% of our outstanding common stock. As a result, these shareholders are able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. These shareholders may support proposals and actions with which you may disagree or which are not in your interests.

Item 2.	Properties

      We lease all of our store locations and expect to continue our policy of leasing rather than owning. Our leases for mall stores typically provide for 10-year terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Our leases for non-mall stores typically provide for terms ranging from 5 to 10 years. The leases typically provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level) and the rate of increase in key ancillary charges is generally capped.

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

      We own our corporate headquarters in Jackson, Tennessee, which currently consists of approximately 40,000 square feet of office space. We currently lease three central distribution facilities, consisting of a combined 658,000 square feet, also located in Jackson, Tennessee. To support our effort to build a modern, efficient supply chain, during fiscal 2003 we reached an agreement to lease a new, 771,000-square-foot distribution center in Jackson, Tennessee. A developer is currently building this new facility which we will lease for an initial term of 15 years, with two five-year renewal options. We expect to commence operations in the new facility in the second quarter of fiscal 2004. The new facility will replace the three buildings that currently support our central distribution effort.

      The following table indicates the states where our stores are located and the number of stores within each state as of January 31, 2004:

Alabama	15	Louisiana	10	Ohio	10
Arizona	2	Maryland	6	Oklahoma	3
Arkansas	3	Massachusetts	1	Pennsylvania	12
Colorado	3	Michigan	4	South Carolina	12
Delaware	1	Minnesota	1	Tennessee	14
Florida	37	Mississippi	9	Texas	32
Georgia	20	Missouri	4	Utah	1
Illinois	7	Nevada	2	Virginia	14
Indiana	7	New Jersey	3	West Virginia	3
Iowa	4	New Mexico	1	Wisconsin	3
Kansas	4	New York	6
Kentucky	9	North Carolina	17

Item 3.     Legal Proceedings

      We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations or financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

      Our common stock is listed on The Nasdaq Stock Market under the symbol “KIRK”. We commenced trading on The Nasdaq Stock Market on July 11, 2002. On April 7, 2004, there were approximately 72 holders of record, and 1,880 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2003		Fiscal 2002(1)

	High	Low	High	Low

First Quarter	$15.40	$10.45	N/A	N/A
Second Quarter	$18.16	$14.25	$14.87	$10.00
Third Quarter	$22.01	$14.96	$17.50	$9.55
Fourth Quarter	$22.15	$14.41	$18.80	$10.47

(1)	We commenced trading on The Nasdaq Stock Market on July 11, 2002.

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

Item 6.	Selected Financial Data

      The selected “Statement of Operations Data” for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002, and the selected “Balance Sheet Data” as of February 1, 2003, and January 31, 2004, have been derived from our audited consolidated financial statements included in this annual report on Form 10-K. The selected “Balance Sheet Data” as of December 31, 2000 and 1999 and the selected “Statement of Operations Data” for the 34-day period ended February 3, 2001 and for the years ended December 31, 2000 and 1999, have been derived from our audited consolidated financial statements not included in this annual report on Form 10-K. The “Store and Other Data” for all periods presented below have been derived from internal records of our operations. The selected consolidated financial data should be read with our consolidated financial statements and related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	52 Weeks Ended			34 Days	Year Ended
				Ended
	January 31,	February 1,	February 2,	February 3,	December 31,	December 31,
	2004	2003	2002	2001(1)	2000	1999

	(In thousands, except share and per share data)
Statement of Operations Data:
Net sales	$369,158	$341,504	$307,213	$23,875	$259,240	$236,622
Gross profit (excluding depreciation and amortization)	125,577	120,943	107,150	4,885	87,014	82,518
Operating income (loss)	30,336	32,697	27,567	(3,020)	13,070	18,655
Income (loss) before accretion of redeemable preferred stock and dividends accrued	18,143	15,882	1,783	(2,656)	(1,315)	4,059
Net income (loss) allocable to common shareholders	18,143	10,256	(4,656)	(3,434)	(7,870)	(994)
Earnings (loss) per common share:
Basic	$0.95	$0.73	$(0.62)	$(0.46)	$(1.30)	$(0.20)
Diluted	$0.93	$0.70	$(0.62)	$(0.46)	$(1.30)	$(0.20)
Weighted average number of common shares outstanding:
Basic	19,047,760	13,978,947	7,521,093	7,518,939	6,052,715	5,063,938
Diluted	19,545,221	14,656,993	7,521,093	7,518,939	6,052,715	5,063,938

	52 Weeks Ended			Year Ended

	January 31,	February 1,	February 2,	December 31,	December 31,
	2004	2003	2002	2000	1999

Store and Other Data:
Comparable store sales increase (decrease)(2)	(0.2)%	8.4%	13.3%	0.6%	3.7%
Number of stores at year end(3)	280	249	234	240	226
Average net sales per store (in thousands)(4)	$1,423	$1,417	$1,307	$1,112	$1,111
Average net sales per square foot(4)(5)	$311	$313	$289	$248	$253
Average gross square footage per store(5)	4,576	4,526	4,528	4,486	4,396

	January 31,	February 1,	February 2,	December 31,	December 31,
	2004	2003	2002	2000	1999

	(In thousands)
Balance Sheet Data:
Total assets	$103,129	$79,058	$97,050	$113,382	$92,600
Total debt, including mandatorily redeemable preferred stock (Class C)	—	—	75,239	104,360	103,466
Common stock warrants	—	—	11,315	—	—
Redeemable convertible preferred stock (Class A, Class B and Class D)	—	—	85,294	81,909	55,471
Shareholders’ equity (deficit)	59,230	39,157	(112,095)	(107,859)	(99,989)

(1)	Effective January 1, 2001, we changed our fiscal reporting year from a calendar year to a 52/53-week retail calendar ending on the Saturday closest to January 31, resulting in a 34-day stub period as presented.

(2)	We include new stores in comparable store net sales calculations after the store has been in operation one full fiscal year. We exclude from comparable store net sales calculations each store that was expanded, remodeled or relocated during the applicable period. Each expanded, remodeled or relocated store is returned to the comparable store base after it has been excluded from the comparable store base for one full fiscal year. The comparable store net sales increase for fiscal 2001 reflects the increase in comparable store net sales for the 52-week period ended February 2, 2002, compared to the 53-week period ended February 3, 2001.

(3)	Our store count excludes our warehouse outlet store located adjacent to our central distribution facilities in Jackson, Tennessee.

(4)	Calculated using net sales of all stores open at both the beginning and the end of the period.

(5)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K. A number of the matters and subject areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this annual report on Form 10-K are not limited to historical or current facts and deal with potential future circumstances and developments and are accordingly “forward-looking statements.” You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan” and similar expressions, are only predictions and that actual events or results may differ materially.

Introduction

      We are a leading specialty retailer of home decor in the United States, operating 280 stores in 34 states as of January 31, 2004. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the fiscal year ended January 31, 2004, we recorded net sales of $369.2 million.

      Our stores offer a unique combination of style and value that has led to our emergence as a leader in home decor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last six fiscal years. During this period, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 750 additional locations in the United States that could support a Kirkland’s store. We plan on opening 50-55 new stores and estimate closing 10-15 stores in fiscal 2004.

      Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2003 represented 52 weeks ended on January 31, 2004. Fiscal 2002 represented 52 weeks ended on February 1, 2003. Fiscal 2001 represented 52 weeks ended on February 2, 2002.

Overview of Key Financial Measures

      Net sales and gross profit are the most significant drivers to our operating performance. Net sales consists of all merchandise sales to customers, net of returns and exclusive of sales taxes. Our net sales for fiscal 2003 increased by 8.1% to $369.2 million from $341.5 million in fiscal 2002, reflecting sales from the 42 new stores we opened in fiscal 2003 as well as sales increases from the 16 stores we opened in fiscal 2002. Comparable store sales declined 0.2% for fiscal 2003, primarily due to a 4.7% decline in comparable store sales for the fourth quarter. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open at least one full fiscal year. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

      Gross profit is the difference between net sales and cost of sales. Cost of sales has three distinct components: product cost (including freight cost), store occupancy cost and central distribution cost. Product cost comprises the majority of cost of sales, while central distribution cost is the least significant of these three elements. Product cost is variable, while occupancy and distribution costs are largely fixed. Accordingly, gross margin (gross profit expressed as a percentage of net sales) can be influenced by many factors including overall sales performance. For fiscal 2003, gross profit increased by 3.8% to $125.6 million from $120.9 million for fiscal 2002. Gross margin for fiscal 2003 decreased to 34.0% of net sales from 35.4% of net sales for fiscal 2002, primarily due to heavier than anticipated markdown activity that resulted in higher product cost as a percentage of net sales.

      Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to maintain or increase the overall profitability of the Company. Operating expenses include cash costs as well as non-cash costs such as depreciation and amortization. Due to the significant fixed cost component of operating expenses, as well as the tendency of many operating costs to rise over time, increases in comparable store sales are typically necessary in order to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to understand fully the operating performance of the Company, we typically identify such costs separately on the consolidated statement of operations so that we can evaluate comparable expense data across different periods.

      A complete evaluation of our financial performance incorporates not only operating results, but also an assessment of how effectively we are deploying our capital. We believe that a high return on capital is an indicator of a financially productive business. Accordingly, we evaluate our earnings in relation to inventories and total assets in order to determine if we are achieving acceptable levels of return on our capital. Inventory yield (gross profit divided by average inventories) and return on assets (net income divided by total assets) are two of the measures we use.

      We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year

	2003	2002	2001

Net sales growth(1)	8.1%	11.2%	18.5%
Comparable store sales growth(2)	(0.2)%	8.4%	13.3%
Average net sales per store (in thousands)(3)	$1,423	$1,417	$1,307
Average net sales per square foot (in thousands)(4)	311	313	289
Gross profit %	34.0%	35.4%	34.9%
Compensation and benefits as a % of sales	15.6%	15.8%	16.0%
Other operating expenses as a % of sales	7.8%	7.3%	7.5%
Inventory yield(5)	283.8%	283.1%	244.9%
Return on assets (ROA)(6)	17.6%	13.0%	(4.8)%

(1)	Net sales increase for fiscal 2001 represents the change between net sales for the 52-week period ended February 2, 2002, and the fiscal year ended December 31, 2000. We changed our fiscal year from a calendar year ended December 31 to a 52/53-week retail calendar ending on the Saturday closest to January 31. Sales results from the 34-day stub period ended February 3, 2001, have been excluded for purposes of this comparison.

(2)	The comparable store net sales increase for fiscal 2001 reflects the increase in comparable store net sales for the 52-week period ended February 2, 2002, compared to the 53-week period ended February 3, 2001.

(3)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(4)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(5)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.

(6)	Return on assets equals net income (loss) allocable to common shareholders divided by total assets.

Strategic Areas of Emphasis

      The increase in our store base during fiscal 2003 reflected a renewed commitment to growth following our initial public offering in July 2002. That transaction enabled us to reduce our debt significantly, which led to a significant reduction in interest expense and the ability to allocate more of our cash toward capital expenditures and working capital for new stores. Capital expenditures for fiscal 2003 were $15.8 million, of which $7.8 million was related to leasehold improvements, equipment and fixtures for new stores.

      The construction of new stores will continue to be an important part of our strategy in fiscal 2004. We plan on opening 50-55 new stores and closing 10-15 stores in fiscal 2004. Our stores historically have operated primarily in enclosed malls, but in fiscal 2003 we opened 17 of our 42 new stores in a variety of non-mall venues including “lifestyle” centers, “power” centers and outlet centers. At January 31, 2004, we operated 35 of our 280 stores in non-mall venues, and we anticipate that the majority of our new store openings in fiscal 2004 will be in non-mall venues. Although our sample of non-mall stores is still relatively small, typically these stores have been able to achieve equivalent sales volumes with lower total occupancy costs than our mall stores.

      The following table summarizes our stores and square footage under lease in mall and non-mall locations as of January 31, 2004:

		Square	Average
	Stores	Footage	Store Size

Mall	245	1,116,332	4,556
Non-Mall	35	165,605	4,732

Total	280	1,281,937	4,578

      Another important area of emphasis will be improving the effectiveness of our supply chain. We expect to commence operations in a newly built distribution center in the second quarter of fiscal 2004. This new facility will replace the three buildings that currently support our central distribution effort. The commencement of operations in the new distribution center will be accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. We do not expect to gain meaningful operational efficiencies from the new distribution center and related investments in fiscal 2004. However, in fiscal 2005 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage costs.

      Our objective is to finance all of our operating and investing activities with cash provided by operations and borrowings under our revolving credit line. Our cash balances increased to $17.4 million at January 31, 2004 from $4.2 million at February 1, 2003. We expect that capital expenditures for fiscal 2004 will range from $20.0 to $22.0 million, primarily to fund the construction of 50-55 new stores and 5-10 store remodels, the investments in automation and information systems as part of our move to a new distribution center and the completion of several ongoing information technology projects, including the rollout of a wide-area network for our stores.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts contained in the financial statements and related disclosures. We based our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies are discussed in the notes to our consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

      Cost of sales and inventory valuation — Our inventory is stated at the lower of cost or market, net of allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur near our fiscal year end. We also evaluate the cost of our inventory in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.

      Depreciation and recoverability of long-lived assets — Approximately 32% of our assets at January 31, 2004, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are generally depreciated over 5 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of its assigned depreciable life, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable life, no depreciation expense is being realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store-generated cash flows. The review includes a comparison of the carrying value of the store assets to the future cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit and store expense increases and decreases. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

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

      Income taxes — We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.

      Stock options and warrants — Certain of our stock options require us to record a non-cash stock compensation charge in our financial statements. The amount of the charge is determined based upon the excess of the fair value of our common stock at the date of grant over the exercise price of the stock options. Other options have been granted to employees or directors with an exercise price that is equal to or greater than the fair value of our common stock on the date of grant. Stock options which have been granted to persons other than employees or directors in exchange for services are valued using an option-pricing model. The fair value of our common stock is a significant element of determining the value of the stock option or the amount of the non-cash stock compensation charge to be recorded for our stock option awards or for non-employee stock option grants. Prior to our initial public offering in July 2002, our common stock was not traded on a stock exchange. To determine the value of our common stock prior to the initial public offering we first considered the amount paid to us for our common stock in recent transactions. Absent a recent sale of our common stock, we obtained a valuation from an independent appraiser. In each case, the determination of the fair value of our common stock requires judgment and the valuation has a direct impact on our financial statements. We believe that reasonable methods and assumptions have been used for determining the fair value of our common stock.

Fiscal 2003 Compared to Fiscal 2002

      Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	Fiscal 2003		Fiscal 2002		Change

	$	%	$	%	$	%

Net sales	$369,158	100.0%	$341,504	100.0%	$27,654	8.1%
Cost of sales	243,581	66.0%	220,561	64.6%	23,020	10.4%

Gross profit	125,577	34.0%	120,943	35.4%	4,634	3.8%
Operating expenses:
Compensation and benefits	57,574	15.6%	53,887	15.8%	3,687	6.8%
Other operating expenses	28,867	7.8%	25,097	7.3%	3,770	15.0%
Lease termination charge	1,053	0.3%	—	0.0%	1,053	N/A
Depreciation and amortization	7,478	2.0%	6,683	2.0%	795	11.9%
Non-cash stock compensation charge	269	0.1%	2,579	0.8%	(2,310)	(89.6)%

Operating income	30,336	8.2%	32,697	9.6%	(2,361)	(7.2)%
Interest expense, net	661	0.2%	6,232	1.8%	(5,571)	(89.4)%
Other income, net	(174)	0.0%	(128)	0.0%	(46)	35.9%

Income before income taxes	29,849	8.1%	26,593	7.8%	3,256	12.2%
Income tax provision	11,706	3.2%	10,711	3.1%	995	9.3%

Income before accretion of preferred stock and dividends accrued	18,143	4.9%	15,882	4.7%	2,261	14.2%
Accretion of redeemable preferred stock and dividends accrued	—	0.0%	5,626	1.6%	(5,626)	(100.0)%

Net income allocable to common stock	$18,143	4.9%	$10,256	3.0%	$7,887	76.9%

      Net sales. Net sales increased by 8.1% to $369.2 million for fiscal 2003 from $341.5 million for fiscal 2002. The net sales increase in fiscal 2003 resulted primarily from the opening of new stores. We opened 42 new stores in fiscal 2003 and 16 new stores in fiscal 2002, and we closed 11 stores in fiscal 2003 and one store in fiscal 2002. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset somewhat by a decline of 0.2% in comparable store net sales for fiscal 2003. During fiscal 2002, comparable store net sales increased 8.4%. The comparable store net sales decline was primarily the result of a weak fourth quarter, during which comparable store net sales declined 4.7%. Key categories that outperformed the prior year included wall decor, candles, textiles and housewares. These increases were offset by declines in lamps, garden, decorative accessories and holiday. In response to weak sales in the holiday category in the fourth quarter of fiscal 2002, we purchased less holiday merchandise for the fourth quarter of fiscal 2003. However, sales in our non-holiday categories were not sufficient to make up for the lower sales of holiday merchandise. The comparable store sales performance was characterized by relatively flat unit sales along with a slight decrease in the average retail price per item.

      Gross profit. Gross profit increased $4.6 million, or 3.8%, to $125.6 million for fiscal 2003 from $120.9 million for fiscal 2002. Gross profit expressed as a percentage of net sales decreased to 34.0% for fiscal 2003, from 35.4% for fiscal 2002. The decrease in gross profit as a percentage of net sales resulted from higher product cost of sales, which includes freight expenses. Product cost of sales, including freight expenses, increased during fiscal 2003 as a percentage of sales, primarily due to heavier markdown activity in response to a sluggish sales environment and the underperformance of certain merchandise categories, particularly in the first and second quarters. Store occupancy costs also increased as a percentage of sales due to the comparable store net sales decline. Consistent with our strategic plans, central distribution costs increased slightly as a percentage of net sales as we continued to build the infrastructure to support a higher level of activity in our central distribution centers. We expect to continue to experience cost increases in central distribution as we move into a new distribution center and begin to handle a greater percentage of merchandise purchases in this new facility.

      Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $57.6 million, or 15.6% of net sales, for fiscal 2003 as compared to $53.9 million, or 15.8% for fiscal 2002. The decline in these expenses as a percentage of net sales was primarily the result of lower levels of incentive compensation this year as compared to the prior year due to underperformance versus our plan during fiscal 2003. Tight payroll management at the store-level in response to a difficult sales environment also helped us to produce a reduction in payroll as a percentage of net sales despite the negative comparable store net sales performance.

      Other operating expenses. Other operating expenses, including both store and corporate costs, were $28.9 million, or 7.8% of net sales, for fiscal 2003 as compared to $25.1 million, or 7.3% of net sales, for fiscal 2002. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative comparable store sales performance and the lack of a positive leveraging effect on the relatively fixed components of store and corporate operating expenses. In addition, the increase in these expenses as a percentage of net sales was partially due to expenses incurred in connection with our accelerated store expansion plan. Furthermore, corporate insurance costs increased as we experienced a full year of impact from the enhancements in directors and officers coverage that were made upon completion of the initial public offering in July 2002.

      Lease termination charge. During the fourth quarter of fiscal 2003, we provided notice to our landlords of our intent to terminate the leases on our existing central distribution facilities. Consequently, upon providing that notice, we recorded a one-time charge of $1.1 million related to the penalties associated with these early terminations. No such charge was recorded during fiscal 2002.

      Depreciation and amortization. Depreciation and amortization expense was $7.5 million, or 2.0% of net sales, for fiscal 2003 as compared to $6.7 million, or 2.0% of net sales, for fiscal 2002. The increase in depreciation and amortization was the result of the growth of the store base and the completion of various information technology projects.

      Non-cash stock compensation charge. During fiscal 2003, we incurred non-cash stock compensation charges related to stock options granted to certain employees in November 2001. During fiscal 2002, we incurred non-cash stock compensation charges related to these options as well as certain stock options granted to a consultant in July 2001, and certain re-priced employee stock options for which variable accounting methods were required. Charges related to these stock option arrangements amounting to $0.3 million, or 0.1% of net sales, were recorded for fiscal 2003, a decrease from $2.6 million, or 0.8% of net sales, for fiscal 2002. See Note 8 of the notes to our consolidated financial statements. We will continue to incur an approximate $70,000 charge related to the November 2001 grant of employee stock options each quarter through the third quarter of fiscal 2004.

      Interest expense, net. Net interest expense was $0.7 million, or 0.2% of net sales, for fiscal 2003 as compared to $6.2 million, or 1.8% of net sales, for fiscal 2002. The decrease was the result of a combination of factors including our May 2002 debt refinancing, our July 2002 initial public offering, strong cash flow from operations and low interest rates. During fiscal 2002, we recorded interest expense associated with our mandatorily redeemable Class C Preferred Stock of $1.1 million, or 0.3% of net sales.

No interest was recorded related to the Class C Preferred Stock during 2003 due to its repayment in connection with the initial public offering. Amortization of debt issue costs was $0.2 million, or 0.1% of net sales, for fiscal 2003 as compared to $0.9 million, or 0.3% of net sales, for fiscal 2002. The decrease was the result of our May 2002 refinancing and the related reduction of issue costs in comparison to our previous financing arrangements. Additionally, during fiscal 2002, we recorded a loss on the early extinguishment of long-term debt in the amount of $0.3 million, or 0.1% of net sales, upon repayment in full of our term loan. No such charge was recorded during fiscal 2003.

      Income taxes. Income tax provision was $11.7 million, or 39.2% of income before income taxes, for fiscal 2003 compared to $10.8 million, or 40.3% of income before income taxes, for fiscal 2002. The decrease in the effective tax rate for fiscal 2003 was primarily the result of fewer non-deductible stock compensation charges during 2003 as compared to fiscal 2002.

      Net income. As a result of the foregoing, income before accretion of preferred stock and dividends accrued was $18.1 million, or 4.9% of net sales, for fiscal 2003 compared to $15.9 million, or 4.7% of net sales, for fiscal 2002 During fiscal 2002, preferred stock accretion and dividends of $5.6 million were recorded, resulting in net income allocable to common shareholders of $10.3 million.

Fiscal 2002 Compared To Fiscal 2001

      Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	Fiscal 2002		Fiscal 2001		Change

	$	%	$	%	$	%

Net sales	$341,504	100.0%	$307,213	100.0%	$34,291	11.2%
Cost of sales	220,561	64.6%	200,063	65.1%	20,498	10.2%

Gross profit	120,943	35.4%	107,150	34.9%	13,793	12.9%
Operating expenses:
Compensation and benefits	53,887	15.8%	49,032	16.0%	4,855	9.9%
Other operating expenses	25,097	7.3%	22,961	7.5%	2,136	9.3%
Depreciation and amortization	6,683	2.0%	6,370	2.1%	313	4.9%
Non-cash stock compensation charge	2,579	0.8%	1,220	0.4%	1,359	111.4%

Operating income	32,697	9.6%	27,567	9.0%	5,130	18.6%
Interest expense, net	6,232	1.8%	24,111	7.8%	(17,879)	(74.2)%
Other income, net	(128)	0.0%	(109)	0.0%	(19)	17.4%

Income before income taxes	26,593	7.8%	3,565	1.2%	23,028	645.9%
Income tax provision	10,711	3.1%	1,782	0.6%	8,929	501.1%

Income before accretion of preferred stock and dividends accrued	15,882	4.7%	1,783	0.6%	14,099	790.7%
Accretion of redeemable preferred stock and dividends accrued	5,626	1.6%	6,439	2.1%	(813)	(12.6)%

Net income allocable to common stock	$10,256	3.0%	$(4,656)	(1.5)%	$14,912	(320.3)%

      Net sales. Net sales increased by 11.2% to $341.5 million for fiscal 2002 from $307.2 million for fiscal 2001. The net sales increase in fiscal 2002 resulted primarily from an 8.4% increase in comparable store net sales. We also opened 16 new stores in fiscal 2002 and five new stores in fiscal 2001, and we closed one store in fiscal 2002 and nine stores in fiscal 2001. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The increase in comparable store net sales accounted for approximately $24.2 million of the total net sales increase, or 70.6%, and the net increase in the store base over the last two fiscal years along with sales increases from expanded, remodeled or relocated stores accounted for approximately $10.1 million, or 29.4%, of the total net sales increase. The comparable store net sales increase was primarily the result of an improved inventory position and fresher merchandise mix as compared to the prior year, as we continued to benefit from the investments in distribution and information systems that we made in fiscal 2000 and 2001. Key categories contributing to the improvement in comparable store net sales included wall decor, lamps and decorative accessories. The comparable store net sales increase resulted entirely from an increase in unit sales. Through the first three quarters of fiscal 2002, we experienced increases in both unit sales and the average retail price per item. However, significant markdown activity negatively impacted retail prices during the fourth quarter, resulting in an average retail price per item that was relatively unchanged for fiscal 2002 compared to fiscal 2001.

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

      Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $53.9 million, or 15.8% of net sales, for fiscal 2002 as compared to $49.0 million, or 16.0% of net sales, for fiscal 2001. The decline in these expenses as a percentage of net sales was primarily the result of the strong net sales that leveraged store and corporate payroll costs. The positive impact from the strong sales was offset somewhat by increases in corporate payroll due to increased incentive compensation and increases in headcount in anticipation of our growth plans.

      Other operating expenses. Other operating expenses, including both store and corporate costs, were $25.1 million, or 7.3% of net sales, for fiscal 2002 as compared to $23.0 million, or 7.5% of net sales, for fiscal 2001. The decline in these expenses as a percentage of net sales was primarily the result of the strong net sales that leveraged the relatively fixed components of store operating expenses and corporate overhead expenses. Furthermore, by continuing to improve our inventory management and distribution practices, we were able to save over $750,000 in costs related to local storage facilities and related truck rentals. Offsetting these expense reductions and the leveraging impact were increases in insurance costs due to rising premiums and coverage enhancements and an increase in professional fees incurred on supply chain improvement projects.

      Depreciation and amortization. Depreciation and amortization expense was $6.7 million, or 2.0% of net sales, for fiscal 2002 as compared to $6.4 million, or 2.1% of net sales, for fiscal 2001. The decline as a percentage of net sales was the result of the strong net sales performance as well as a decline in capital expenditures in recent fiscal years.

      Non-cash stock compensation charge. During fiscal 2002, we incurred non-cash stock compensation charges related to certain stock options granted to a consultant in July 2001, stock options granted to certain employees in November 2001, and certain re-priced employee stock options for which variable accounting methods were required. Charges related to these stock option arrangements amounting to $2.6 million, or 0.8% of net sales, were recorded for fiscal 2002, an increase from $1.2 million, or 0.4% of net sales, for fiscal 2001. See Note 8 of the notes to our consolidated financial statements. We will continue to incur a $70,000 charge related to the November 2001 grant of certain employee stock options each quarter through the third quarter of fiscal 2004.

      Interest expense, net. Net interest expense was $6.2 million, or 1.8% of net sales, for fiscal 2002 as compared to $24.1 million, or 7.8% of net sales, for fiscal 2001. The decrease was the result of a combination of factors including our May 2002 debt refinancing, our July 2002 initial public offering, strong cash flow from operations and low interest rates. During fiscal 2002, we recorded interest expense associated with the mandatorily redeemable Class C Preferred Stock of $1.1 million, or 0.3% of net sales. This represented a decline from $2.0 million, or 0.7% of net sales, for fiscal 2001 due to the repayment of the Class C Preferred Stock in connection with our initial public offering. Amortization of debt issue costs was $0.9 million, or 0.3% of net sales, for fiscal 2002 as compared to $1.3 million, or 0.4% of net sales, for fiscal 2001. This decline was the result of our May 2002 refinancing and the related reduction in issue costs as compared to our previous financing arrangements. We recorded no accretion of common stock warrants in fiscal 2002, compared to $11.3 million, or 3.7% of net sales, in fiscal 2001. The accretion of common stock warrants reflects the accretion to fair value of detachable put warrants issued by us in connection with our issuance of subordinated debt in 1996. All of these warrants were exercised in connection with our July 2002 initial public offering.

      Income taxes. Income tax provision was $10.7 million, or 40.3% of income before income taxes, for fiscal 2002 compared to $1.8 million, or 50.0% of income before income taxes, for fiscal 2001. The decrease in the effective tax rate for fiscal 2002 was primarily the result of the higher level of income before income taxes in fiscal 2002 as compared to fiscal 2001, which reduced the tax rate impact of non-deductible stock compensation charges.

      Net income. As a result of the foregoing, income before accretion of preferred stock and dividends accrued was $15.9 million, or 4.7% of net sales, for fiscal 2002 compared to $1.8 million, or 0.6% of net sales, for fiscal 2001. Preferred stock accretion and dividends totaled $5.6 million for fiscal 2002 and $6.4 million for fiscal 2001, resulting in net income allocable to common shareholders of $10.3 million in fiscal 2002 and a loss of $4.7 million in fiscal 2001.

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

      Cash flows from operating activities. Net cash provided by operating activities was $29.0 million, $18.7 million and $37.5 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The fluctuations in net cash provided by operating activities over the last three fiscal years were primarily a function of changes in working capital and the timing of interest payments on indebtedness. Working capital, excluding cash and current portions of debt, decreased $14.4 million during fiscal 2001 as a result of a comprehensive effort to reduce store-level inventories and improve inventory turnover. Furthermore, during fiscal 2001,we deliberately reduced our number of new store openings, reducing our need for incremental working capital. During fiscal 2002, the same component of working capital increased $7.2 million as we began to increase our growth rate. Additionally, during 2002, we refinanced our existing indebtedness and completed an initial public offering. Through these two financing events, we repaid $13.4 million in previously accrued interest. The combination of these factors led to a reduction in net cash provided by operating activities as compared to fiscal 2001. During fiscal 2003, net cash provided by operating activities increased as a result of the lack of large payments of accrued interest due to the retirement of all outstanding long-term debt during fiscal 2002. Non-cash working capital increased $2.1 million during fiscal 2003 as we continued to increase our growth rate and require incremental inventory investment for our new stores. Offsetting this incremental use of cash, we received a benefit from the new bonus depreciation tax laws that were in effect for fiscal 2003, resulting in a favorable impact on operating cash flow. We will continue to benefit from this tax treatment in fiscal 2004; however, the bonus depreciation laws are set to expire for fiscal 2005.

      Cash flows from investing activities. Net cash used in investing activities was $15.8 million, $8.4 million and $4.7 million for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. These amounts consisted entirely of capital expenditures offset slightly by proceeds received from the sale of certain assets. These capital expenditures primarily included investments in new store construction, existing store remodels, and information technology assets for stores and the corporate headquarters. The increase in this amount over the last three fiscal years is due to the growth in our store base and the related infrastructure investments we have made to prepare us for our growth and expansion plans. During fiscal 2003, we opened 42 new stores and remodeled 9 stores. We expect that capital expenditures for fiscal 2004 will range from $20.0 to $22.0 million, primarily to fund the construction of 50-55 new stores and 5-10 store remodels, the investments in automation and information systems as part of our move to a new distribution center and the completion of several ongoing information technology projects, including the rollout of a wide-area network for our stores. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for our fiscal 2004 new stores will average approximately $165,000 – $175,000 per store (net of landlord allowances).

      Cash flows from financing activities. Net cash used in financing activities was $1,000, $35.8 million, and $29.9 million for fiscal 2003, fiscal 2002, and fiscal 2001, respectively. Cash flows from financing activities for fiscal 2003 were primarily comprised of borrowings and repayments under our revolving credit facility. The facility was drawn up to a peak of $13 million and paid down to zero by the end of the fiscal year. During fiscal 2002, two significant financing events took place — our senior debt refinancing and our initial public offering of common stock. The net use of cash for fiscal 2002 reflected the retirement of approximately $101.4 million in long-term obligations and certain shares of common stock. These retirements and repurchases were funded with a combination of existing cash balances and the proceeds of these two financing events. Additionally, using availability from our revolving line of credit we were able to complete the full repayment of our $15 million term loan during the third quarter of fiscal 2002. The use of cash during fiscal 2001 included the repayment of our revolving line of credit, which was fully drawn to $20.0 million at the beginning of the year, as well as principal payments on indebtedness that was outstanding at that time.

      Revolving credit facility. With the completion of our initial public offering and the application of the net proceeds toward debt reduction along with the repayment of our term loan, our only remaining debt consists of our $45 million revolving credit facility. Amounts borrowed under the facility bear interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The maximum availability under the credit facility is limited by a borrowing base that consists of a percentage of eligible inventory less reserves. Our credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also from time to time may decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The facility also contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of earnings before interest, taxes, depreciation and amortization excluding certain non-cash items, or EBITDA, less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. As of January 31, 2004, we were in compliance with all financial covenants under the facility. The facility terminates in May 2005. As of January 31, 2004, we had no borrowings outstanding under the facility.

      At January 31, 2004, our balance of cash and cash equivalents was $17.4 million and the borrowing availability under our revolving credit facility was approximately $22.0 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2004 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.

      Contractual obligations. The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of January 31, 2004, and do not reflect our expectations as to expenditures for the categories of obligations described below. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added.

	Payments Due By Period

Contractual Obligations	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

	(In dollars)
Operating lease obligations(1)	$174.3	$29.1	$50.9	$40.4	$53.9
Purchase obligations(2)	64.9	64.9	—	—	—

Total	$239.2	$94.0	$50.9	$40.4	$53.9

(1)	Operating leases consist of future minimum rental payments required under non-cancelable operating leases and does not include future minimum sublease rentals. The amounts included above primarily consist of operating leases for our store locations and distribution facilities, but also include operating leases for certain equipment and vehicles.

(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of January 31, 2004.

Seasonality and Quarterly Results

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

      Our strongest sales period is the winter holiday season. Consequently, we generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income during the fourth quarter of our fiscal year. In anticipation of the increased sales activity during the fourth quarter of our fiscal year, we purchase large amounts of inventory and hire temporary staffing help for our stores. Our operating performance could suffer if net sales were below seasonal norms during the fourth quarter of our fiscal year. Our net sales, operating income and net income are typically lowest in the first quarter of our fiscal year. We expect this trend to continue.

      The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2003 and fiscal 2002. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown.

	Fiscal 2003 Quarter Ended

	May 3,	August 2,	November 1,	January 31,
	2003	2003	2003	2004

Net sales	$73,437	$78,951	$84,052	$132,718
Gross profit	23,551	23,467	27,769	50,790
Operating income	1,986	1,401	3,238	23,711
Net income	1,138	764	1,861	14,380
Earnings (loss) per common share:
Basic	0.06	0.04	0.10	0.75
Diluted	0.06	0.04	0.10	0.73
Stores open at end of period	251	258	279	280
Comparable store net sales increase (decrease)	5.1%	(0.9)%	2.7%	(4.7)%

	Fiscal 2002 Quarter Ended

	May 4,	August 3,	November 2,	February 1,
	2002	2002	2002	2003

Net sales	$66,184	$74,717	$74,903	$125,700
Gross profit	22,208	25,706	24,681	48,348
Operating income	2,579	3,815	2,912	23,391
Net income (loss) allocable to common shareholders	(1,168)	(3,707)	1,240	13,891
Earnings (loss) per common share:
Basic	(0.16)	(0.35)	0.07	0.74
Diluted	(0.16)	(0.35)	0.06	0.71
Stores open at end of period	236	236	245	249
Comparable store net sales increase (decrease)	18.0%	16.7%	9.2%	(1.0)%

Inflation

      We do not believe that our operating results have been materially affected by inflation during the preceding three fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain variable interest entities (“VIEs”) that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to all VIEs created or entered into after January 31, 2003. Originally, the provisions of FIN 46 applied to all pre-existing VIEs in the first reporting period beginning after June 15, 2003. In December of 2003, the FASB issued

Interpretation No. 46 — revised 2003 (FIN 46R). This deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003 for special purpose entities and until the first reporting period ending after March 15, 2004 for all other entities. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. We do not believe that the adoption of FIN 46 will have a material adverse impact on our financial statements or financial condition.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. The adoption of SFAS No. 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, has had no impact on our financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS No. 150, the Company adopted this new accounting standard effective July 1, 2003. The adoption of SFAS No. 150 did not have any impact on our financial statements.

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

      As of January 31, 2004, we had no outstanding borrowings under our revolving credit facility. All amounts borrowed throughout the year under our revolving credit facility were entered into for other than trading purposes.

      We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 31, 2004.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and schedules are listed under Item 15(a) and filed as part of this annual report on Form 10-K.

      The supplementary financial data is set forth under Item 7 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

      (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 2, 2004, information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K, and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

      The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer and our Vice President of Finance and Treasurer/Controller, which has been posted on the “Investor Relations” section of our web site. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

Item 11.	Executive Compensation

      The information contained in the sections titled “Executive Compensation” and “Information About the Board of Directors — Board of Directors Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information contained in the section titled “Security Ownership of Kirkland’s — Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

(c)

	(a)	(b)	Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	601,243	$5.91	2,791,647
Equity compensation plans not approved by security holders	—	—	—
Total	601,243	$5.91	2,791,647

Item 13.	Certain Relationships and Related Transactions

      The information contained in the section titled “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accounting Fees and Services

      The information contained in the section titled “Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) 1. Financial Statements

      The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Kirkland’s, Inc.:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kirkland’s, Inc. and its subsidiaries at January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective February 3, 2002.

PricewaterhouseCoopers LLP

Memphis, Tennessee

April 6, 2004

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2004	February 1, 2003

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$17,423	$4,244
Inventories, net	41,574	39,472
Prepaid expenses and other current assets	7,570	4,623
Deferred income taxes	1,813	1,334

Total current assets	68,380	49,673
Property and equipment, net	33,087	25,175
Deferred income taxes	—	2,279
Debt issue costs, net	280	490
Goodwill	1,382	1,382
Other assets	—	59

Total assets	$103,129	$79,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,995	$17,594
Income taxes payable	6,487	6,827
Accrued expenses	14,085	12,745

Total current liabilities	40,567	37,166
Deferred income taxes	230	—
Other liabilities	3,102	2,735

Total liabilities	43,899	39,901

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2004 and February 1, 2003	—	—
Common stock, no par value, 100,000,000 shares authorized; 19,166,022 and 18,910,351 shares issued and outstanding at January 31, 2004 and February 1, 2003, respectively	138,149	135,824
Loan to shareholder	(620)	(225)
Accumulated deficit	(78,299)	(96,442)

Total shareholders’ equity	59,230	39,157

Total liabilities and shareholders’ equity	$103,129	$79,058

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Week Period Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands, except per share data)
Net sales	$369,158	$341,504	$307,213
Cost of sales (exclusive of depreciation and amortization as shown below)	243,581	220,561	200,063

Gross profit	125,577	120,943	107,150
Operating expenses:
Compensation and benefits	57,574	53,887	49,032
Other operating expenses	28,867	25,097	22,961
Lease termination charge	1,053	—	—
Depreciation and amortization	7,478	6,683	6,370
Non-cash stock compensation charge	269	2,579	1,220

Total operating expenses	95,241	88,246	79,583
Operating income	30,336	32,697	27,567
Interest expense:
Senior, subordinated and other notes payable	485	3,362	9,759
Class C Preferred Stock	—	1,134	2,007
Amortization of debt issue costs	210	944	1,308
Loss on early extinguishment of long-term debt	—	325	—
Inducement charge on exchange of Class C Preferred Stock	—	554	—
Accretion of common stock warrants	—	—	11,315

Total interest expense	695	6,319	24,389
Interest income	(34)	(87)	(278)
Other income	(174)	(172)	(109)
Other expenses	—	44	—

Income before income taxes	29,849	26,593	3,565
Income tax provision	11,706	10,711	1,782

Income before accretion of preferred stock and dividends accrued	18,143	15,882	1,783
Accretion of redeemable preferred stock and dividends accrued	—	(5,626)	(6,439)

Net income (loss) allocable to common shareholders	$18,143	$10,256	$(4,656)

Earnings (loss) per share:
Basic	$0.95	$0.73	$(0.62)

Diluted	$0.93	$0.70	$(0.62)

Weighted average number of shares outstanding:
Basic	19,048	13,979	7,521

Diluted	19,545	14,657	7,521

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
			Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity (Deficit)

	(In thousands, except share data)
Balance at February 3, 2001	7,518,939	$229	$—	$(111,522)	$(111,293)
Fair value adjustment for dividend rate changes on preferred stock				3,832	3,832
Accretion of redeemable preferred stock and dividends accrued		(22)		(6,417)	(6,439)
Exercise of stock options	12,646	22			22
Income before accretion of preferred stock and dividends accrued				1,783	1,783

Balance at February 2, 2002	7,531,585	$229	$—	$(112,324)	$(112,095)
Reclassification of common stock warrants to equity due to termination of put feature		7,020			7,020
Accretion of redeemable preferred stock and dividends accrued		(5,626)			(5,626)
Exercise of stock options and employee stock purchases	169,997	2,210	(217)		1,993
Initial public offering of common stock, net of offering expenses	4,925,000	66,543			66,543
Exercise of common stock warrants	2,096,135
Conversion of Class A, Class B and Class D Preferred Stock	4,209,906	63,149			63,149
Conversion of Class C Preferred Stock	567,526	8,471			8,471
Repurchase of common stock	(589,798)	(8,228)			(8,228)
Difference in repurchase of preferred stock and carrying value		1,945			1,945
Tax benefit from exercise of stock options		111			111
Accrued interest on shareholder loan, net of interested paid			(8)		(8)
Income before accretion of preferred stock and dividends accrued				15,882	15,882

Balance at February 1, 2003	18,910,351	$135,824	$(225)	$(96,442)	$39,157
Exercise of stock options and employee stock purchases	255,671	2,166			2,166
Tax benefit from exercise of stock options		159			159
Accrued interest on shareholder loan, net of interest paid			(14)		(14)
Shareholder loan advance			(381)		(381)
Net income	—	—	—	18,143	18,143

Balance at January 31, 2004	19,166,022	$138,149	$(620)	$(78,299)	$59,230

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Week Period Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Income before accretion of redeemable preferred stock and dividends accrued	$18,143	$15,882	$1,783
Adjustments to reconcile income before accretion of preferred stock and dividends accrued to net cash provided by operating activities:
Depreciation of property and equipment	7,478	6,683	6,287
Loss on early extinguishment of long-term debt	—	325	—
Amortization of debt issue costs, debt discount and goodwill	210	1,004	1,434
Non-cash stock compensation charge	269	2,579	1,220
Inducement charge associated with exchange of Class C Preferred Stock	—	554	—
Accretion of common stock warrants	—	—	11,315
Loss on disposal of property and equipment	401	132	371
Deferred income taxes	2,030	(1,230)	1,290
Changes in assets and liabilities:
Inventories, net	(2,102)	(6,709)	12,567
Prepaid expenses and other current assets	(2,892)	(2,721)	104
Other noncurrent assets	4	91	14
Accounts payable	2,401	5,064	(6,580)
Income taxes payable	(181)	7,006	(183)
Accrued expenses and other noncurrent liabilities	3,210	(9,951)	7,888

Net cash provided by operating activities	28,971	18,709	37,510

Cash flows from investing activities:
Proceeds from sale of property and equipment	25	15	—
Capital expenditures	(15,816)	(8,406)	(4,724)

Net cash used in investing activities	(15,791)	(8,391)	(4,724)

Cash flows from financing activities:
Borrowings on revolving line of credit	20,551	36,194	3,000
Repayments on revolving line of credit	(20,551)	(36,194)	(23,000)
Proceeds from term loan	—	15,000	—
Principal payments on long-term debt, including Class C Preferred Stock	—	(82,382)	(9,167)
Net proceeds from initial public offering	—	66,543	—
Redemption of Class A, Class B and Class D Preferred Stock	—	(25,826)	—
Repurchase of common stock	—	(8,228)	—
Exercise of stock options and employee stock purchases	394	78	22
Debt issue costs	—	(1,002)	(804)
Advance on shareholder loan and net interest accrued	(395)	(8)	—

Net cash used in financing activities	(1)	(35,825)	(29,949)

Cash and cash equivalents:
Net decrease	$13,179	$(25,507)	$2,837
Beginning of the year	4,244	29,751	26,914

End of the year	$17,423	$4,244	$29,751

Supplemental cash flow information:
Interest paid	$485	$15,875	$7,298

Income taxes paid	$9,856	$4,998	$613

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

      Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home decor with 280 stores in 34 states as of January 31, 2004. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc. and kirklands.com, inc. Significant intercompany accounts and transactions have been eliminated.

      Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2003 represented 52 weeks ended on January 31, 2004; fiscal 2002 represented 52 weeks ended on February 1, 2003; and fiscal 2001 represented 52 weeks ended on February 2, 2002.

      Cash equivalents — Cash equivalents consist of investments with maturities of 90 days or less at the date of purchase.

      Inventories — Inventories are stated at the lower of cost or market, net of allowances, with cost being determined using the average cost method which approximates current cost.

      Prepaid expenses and other current assets — Prepaid expenses and other current assets consist primarily of prepaid rent, prepaid insurance and receivables from landlords for tenant allowances. Tenant allowance receivables were $3,582,000 and $1,372,000 at January 31, 2004, and February 1, 2003, respectively.

      Property and equipment — Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Furniture, fixtures and equipment are generally depreciated over 5 years. Buildings are depreciated over 40 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

      Debt issue costs — Debt issue costs are amortized using the straight-line method over the life of the debt and are shown net of accumulated amortization of $351,000 at January 31, 2004, and $141,000 at February 1, 2003. Amortization of debt issue costs is included as a separate component of interest expense in the consolidated statements of operations. As a result of the implementation during fiscal 2003 of Statement of Financial Accounting Standard (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, the loss on early extinguishment of long-term debt of $325,000 recorded during fiscal 2002 was reclassified from an extraordinary item to interest expense in the 2002 consolidated statement of operations.

      Long-lived assets — The Company periodically reviews the recoverability of property and equipment and other long-lived assets whenever an event or change in circumstances indicates the carrying amount of an asset or group of store-level assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of store-level assets with their associated carrying value. If the carrying value of the asset or group of store-level assets exceeds the expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. The Company recorded an impairment of $223,000 and $82,000 during fiscal 2003 and fiscal 2001, respectively, which represents the impairment of the leasehold improvements of stores anticipated to be closed. These impairment charges are included in depreciation and amortization on the consolidated statements of operations. These stores also had other long-lived assets, consisting of computer equipment, furniture and fixtures, and leasehold improvements with carrying values of $409,000 and $146,000, respectively, that were not considered to be impaired.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill — The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but reviewed for impairment on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. Upon adoption of SFAS No. 142 in fiscal 2002, there was accumulated amortization on goodwill of $285,000. The Company has not recorded an impairment to its goodwill since adopting SFAS No. 142.

      A reconciliation of net income or loss allocable to common shareholders and earnings or loss per share as if SFAS No. 142 had been in effect for fiscal 2001 is presented below.

52 Weeks
Ended
February 2, 2002

Reported net loss allocable to common shareholders	$(4,656)
Add back: Goodwill amortization	83

Adjusted net loss allocable to common shareholders	$(4,573)

Earnings per share (basic and diluted):
Reported net loss allocable to common shareholders	$(0.62)
Add back: Goodwill amortization	0.01

Adjusted net loss allocable to common shareholders	$(0.61)

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

      Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between amounts charged to operations and amounts paid as a non-current liability. The cumulative net excess of recorded rent expense over lease payments made of $3.1 million and $2.7 million is reflected in other liabilities in the consolidated balance sheets as of January 31, 2004, and February 1, 2003, respectively.

      Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes. Revenues from gift cards, gift certificates and store credits are recognized when redeemed.

      Cost of sales — Cost of sales includes the cost of product sold (including freight costs), store occupancy costs and central distribution costs.

      Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as employee health benefits, 401(k) plan benefits, social security and unemployment taxes.

      Other operating expenses — Other operating expenses consist of such items as insurance, advertising, property taxes, supplies, losses on disposal of assets and various other store and corporate expenses.

      Preopening expenses — Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising expenses — Advertising costs are expensed in the period in which the advertising first takes place. Advertising expense was $2,456,000, $2,447,000 and $2,594,000 for fiscal years 2003, 2002 and 2001, respectively.

      Other income — Other income consists of sales tax rebates of $144,000, $149,000 and $91,000 for fiscal years 2003, 2002 and 2001, respectively, and other miscellaneous income of $30,000, $23,000 and $18,000 for fiscal years 2003, 2002 and 2001, respectively.

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

	52 Weeks Ended

	January 31, 2004	February 1, 2003	February 2, 2002

Net income (loss) allocable to common shareholders, as reported	$18,143	$10,256	$(4,656)
Add: Stock-based compensation costs, net of taxes, included in determination of net income (loss) allocable to common shareholders	269	1,973	1,220
Deduct: Stock-based compensation costs, net of taxes, determined under the fair value based method for all awards	(621)	(2,064)	(1,225)

Pro forma net income (loss) allocable to common shareholders	$17,791	$10,165	$(4,661)

Earnings (loss) per share
Basic, as reported	$0.95	$0.73	$(0.62)

Basic, pro forma	$0.93	$0.73	$(0.62)

Diluted, as reported	$0.93	$0.70	$(0.62)

Diluted, pro forma	$0.91	$0.69	$(0.62)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model based upon the following assumptions: expected volatility ranging from 51.4% to 55.0% for fiscal 2003, 55.0% for fiscal 2002, and 55.0% for 2001; risk-free interest rates ranging from 2.4% to 3.4% in fiscal 2003, 2.9% in fiscal 2002 and 5.5% in fiscal 2001; expected lives of 5 years; and no expected dividend payments.

      Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingencies at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassification — Certain prior year amounts have been reclassified to conform to the current year presentation.

      Fair value of financial instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on and off balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments such as trade receivables and payables, lease contracts and all non-financial instruments such as buildings and equipment. As of January 31, 2004, the book value approximated fair value for all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.

      Non-cash supplemental disclosure — Accretion of redeemable preferred stock and dividends accrued for each of the periods presented have been excluded from the statements of cash flows. Certain non-cash equity transactions related to the Company’s initial public offering and the exercise of stock options were also excluded from the statements of cash flows. These transactions are reported separately on the face of the Company’s consolidated statement of shareholders’ equity (deficit). Additionally, during fiscal 2002, the Company exchanged certain computer equipment in return for credits provided by a vendor amounting to $149,000.

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

      Recent accounting pronouncements — In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain variable interest entities (“VIEs”) that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to all VIEs created or entered into after January 31, 2003. Originally, the provisions of FIN 46 applied to all pre-existing VIEs in the first reporting period beginning after June 15, 2003. In December of 2003, the FASB issued Interpretation No. 46 — revised 2003 (FIN 46R). This deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003 for special purpose entities and until the first reporting period ending after March 15, 2004 for all other entities. If applicable,

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company does not believe that the adoption of FIN 46 will have a material adverse impact on the Company’s financial statements or financial condition.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. The adoption of SFAS No. 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, had no impact on the Company’s financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS No. 150, the Company adopted this new accounting standard effective July 1, 2003. The adoption of SFAS No. 150 did not have any impact on the Company’s financial statements.

      During 2002, the FASB’s Emerging Issues Task Force (“EITF”) released EITF Issue 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received From a Vendor. The issue addresses the accounting treatment of vendor allowances. The application of EITF Issue 02-16 did not have a material impact on the Company’s financial statements.

Note 2 — Initial Public Offering

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

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Property and Equipment

      Property and equipment is comprised of the following (in thousands):

	January 31,	February 1,
	2004	2003

Land	$402	$402
Buildings	3,481	3,468
Equipment	18,960	17,369
Furniture and fixtures	29,523	25,133
Leasehold improvements	17,220	13,134
Projects in process	1,924	151

	71,510	59,657
Less: accumulated depreciation	38,423	34,482

	$33,087	$25,175

Note 4 — Accrued Expenses

      Accrued expenses are comprised of the following (in thousands):

	January 31,	February 1,
	2004	2003

Salaries and wages	$1,768	$2,175
Stock compensation	380	1,884
Gift certificates and store credits	5,182	3,893
Lease termination accrual	1,263	—
Other	5,492	4,793

	$14,085	$12,745

Note 5 — Income Taxes

      The provision (benefit) for income taxes consists of the following (in thousands):

	52 Weeks Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Current
Federal	$8,013	$10,202	$222
State	1,663	1,872	270

	$9,676	$12,074	$492

Deferred
Federal	$1,951	$(828)	$1,295
State	79	(402)	(5)

	2,030	(1,230)	1,290

	$11,706	$10,844	$1,782

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets are as follows (in thousands):

	January 31,	February 1,
	2004	2003

Current deferred tax assets:
Inventory valuation methods	$582	$552
Accruals	1,231	782

	1,813	1,334

Noncurrent deferred tax assets (liabilities):
Deferred rent	1,217	1,026
Net operating loss and credit carryforwards	296	36
Property and equipment	(1,743)	1,217

	(230)	2,279

Total deferred tax assets	$1,583	$3,613

      A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35.0% to income before income taxes for the periods indicated below, respectively, is as follows:

	52 Weeks Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.8%	4.0%	4.8%
Non-deductible stock compensation	0.3%	1.4%	11.9%
Other	0.1%	(0.1)%	(1.7)%

	39.2%	40.3%	50.0%

      At January 31, 2004, and February 1, 2003, the Company was in a net operating loss carryforward position in certain states. The Company had an aggregate of $4.6 million and $0.9 million in certain states at January 31, 2004, and February 1, 2003, respectively. These carryforwards will expire, if unused in 2014 through 2018. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to the likelihood of full utilization of the remaining state net operating loss carryforwards, no valuation allowance has been provided as of January 31, 2004.

Note 6 —	Senior Credit Facility

      Effective May 22, 2002, the Company entered into a three-year senior secured credit facility that included a $45 million revolving credit facility ($30 million for the first six months of each calendar year) and a $15 million term loan. The term loan was repaid in full during the third quarter of fiscal 2002. As a result of the early extinguishment of this debt, the Company recorded a loss of $325,000 relating to the unamortized issue costs associated with the term loan. This loss has been included as a portion of interest expense in the consolidated statement of operations for fiscal 2002. The revolving credit facility bears interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at the Company’s election. Additionally, the Company pays a fee to the bank equal to a rate of 0.5% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and real estate and guaranteed by the Company’s subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility matures in May 2005. As of January 31, 2004, there were no outstanding borrowings under the credit facility, with approximately $22 million available for borrowing.

Note 7 —	Long-Term Leases

      The Company leases retail store facilities, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2019. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense under operating leases was $29,657,000, $26,956,000 and $27,186,000 in fiscal years 2003, 2002, and 2001, respectively. Contingent rental expense was $1,146,000, $1,399,000, and $752,000 for fiscal years 2003, 2002 and 2001, respectively.

      Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $29,112,000 in 2004; $26,811,000 in 2005; $24,124,000 in 2006; $21,768,000 in 2007; $18,589,000 in 2008; and $53,871,000 thereafter.

      The Company expects to occupy a new distribution center during the second quarter of fiscal 2004 under a lease with an initial term of 15 years with two five-year renewal options. The new facility will replace the existing three leased buildings that currently support the Company’s central distribution effort. Consequently, after providing notice to the landlords of its intent to terminate the leases, the Company recorded a one-time charge of $1.1 million related to the penalty associated with these early terminations. This charge was recorded in the fourth quarter of fiscal 2003.

Note 8 —	Employee Benefit Plans

      Stock awards — On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of January 31, 2004, options to purchase 433,243 shares of common stock were outstanding under the 1996 Plan at exercise prices ranging from $1.29 to $1.73. No additional options may be granted under the 1996 Plan.

      In July 2002, the Company adopted the Kirkland’s, Inc., 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. As of January 31, 2004, options to purchase 168,000 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $14.58 to $18.55 per share.

      On September 28, 1999, the Company’s Board of Directors re-priced certain employee options granted in 1998 to $1.73 per share, which was not less than the fair value of the Company’s stock at the date of the repricing, as determined by the Company’s Board of Directors. The repricing resulted in variable accounting under the provisions of APB 25. The compensation charge was based on the excess of the fair value of the Company’s common stock over the $1.73 exercise price of the stock options. The Company recognized a non-cash stock compensation charge of $742,000 and $1,174,000 for fiscal years 2002 and 2001, respectively. These options were exercised on May 4, 2002.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On November 27, 2001, the Company granted options to purchase 505,841 shares of common stock to certain employees at an exercise price of $1.29 per share. The estimated fair value of the Company’s common stock was greater than the exercise price of the stock options on the date of grant. Accordingly, the Company has recognized compensation expense in accordance with the vesting provisions of the grant of approximately $269,000 for fiscal 2003, $280,000 for fiscal 2002, and $46,000 for fiscal 2001 under the provisions of APB 25 in connection with this grant of employee stock options.

      The following table summarizes information about employee stock options outstanding and exercisable at January 31, 2004:

	Options Outstanding

		Weighted Average
	Number	Remaining Contractual	Weighted Average
Range of Exercise Prices	of Shares	Life (In Years)	Exercise Price

$1.29	355,955	7.8	$1.29
$1.73	77,288	3.2	$1.73
$14.58 - $18.55	168,000	9.5	$17.62

Total	601,243	7.7	$5.91

	Options Exercisable

	Number	Weighted Average
Range of Exercise Prices	of Shares	Exercise Price

$1.29	197,347	$1.29
$1.73	77,288	$1.73
$14.58 - $18.55	40,000	$14.79

Total	314,635	$3.11

      Transactions under the Company’s stock option plans in each of the periods indicated are as follows:

		Weighted	Weighted Average
	Number of	Average	Fair Value of Stock
	Shares	Exercise Price	at Grant Date

Balance at February 3, 2001	524,645	$0.87

Options granted:
Exercise price less than fair market value	172,536	$0.01	$2.95
Exercise price less than fair market value	505,841	$1.29	$2.95
Options exercised	(12,646)	$1.73
Options forfeited	(3,739)	$1.73

Balance at February 2, 2002	1,186,637	$0.91

Options granted:
Exercise price less than fair market value	103,807	$0.01	$15.00
Exercise price greater than fair market value	25,000	$15.00	$11.06
Options exercised	(166,700)	$1.69
Options forfeited	(434,904)	$0.01

Balance at February 1, 2003	713,840	$1.64

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted	Weighted Average
	Number of	Average	Fair Value of Stock
	Shares	Exercise Price	at Grant Date

Options granted:
Exercise price equal to fair market value	148,000	$17.98	$17.98
Options exercised	(231,288)	$0.74
Options forfeited	(29,309)	$3.69

Balance at January 31, 2004	601,243	$5.91

Options Exercisable As of:
January 31, 2004	314,635	$3.11

February 1, 2003	376,615	$1.96

February 2, 2002	246,433	$1.73

      The weighted average remaining contractual life of the options was 7.7 years, 7.3 years, and 7.9 years for the fiscal years ended 2003, 2002, and 2001, respectively.

      Employee Stock Purchase Plan  — In July 2002, upon completion of the initial public offering, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2003 and 2002, there were 27,936 and 7,417 shares of common stock, respectively, issued to participants under the ESPP.

      401(k) Savings Plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion. This discretionary percentage was 50% of an employee’s contribution subject to Plan maximums in fiscal 2003. The Company’s matching contributions were approximately $285,000, $299,000 and $249,000 in fiscal 2003, 2002 and 2001, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2003, 2002 or 2001.

Note 9 — Earnings Per Share

      Basic earnings per share are based upon the weighted average number of shares outstanding during each of the periods presented. Diluted earnings per share is based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive common stock equivalents.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	52 Weeks Ended

	January 31,	February 1,	February 2,
	2004	2003	2002

Numerator:
Net income (loss) allocable to common shareholders	$18,143	$10,256	$(4,656)

Denominator:
Denominator for basic earnings per share, weighted-average shares outstanding	19,048	13,979	7,521
Effect of dilutive stock options	497	678	—

Denominator for diluted earnings per share, adjusted weighted-average shares outstanding	19,545	14,657	7,521

Basic earnings per share	$0.95	$0.73	$(0.62)

Diluted earnings per share	$0.93	$0.70	$(0.62)

      The calculations of diluted earnings per share for fiscal 2003, 2002 and 2001 exclude stock options and warrants outstanding of 28,915, 1,449,967, and 3,386,604, respectively, as the effect of their inclusion would be anti-dilutive.

Note 10 — Related Parties

Aircraft rental

      The Company rents aircraft from an entity owned by the Chairman of the Company. Rental expense approximated $97,000, $130,000, and $23,000, in fiscal 2003, 2002 and 2001, respectively.

Shareholder Agreements

      In contemplation of the initial public offering, in May 2002, the Company entered into a stock repurchase agreement with certain of its shareholders. The agreement was amended on July 10, 2002, upon completion of the offering. The agreement specifies the class and number of shares of capital stock that were to be repurchased in the offering. The purchase price of each share of Class A, Class B and Class D Preferred Stock was to be equal to 93% of the sum of (i) the stated value of such share plus (ii) all dividends with respect to such share accrued and unpaid through the completion of the offering. The purchase price for a share of Class C Preferred Stock was to be equal to 100% of the stated value of such share. The purchase price for each share of common stock was to be equal to 93% of the offering price of $15.00. The aggregate difference between the purchase price and the carrying values of the Class A, Class B and Class D Preferred Stock of $1,945,000 was recorded as common equity upon completion of the offering.

      Also in contemplation of the initial public offering, in May 2002, the Company entered into an agreement with its Chairman under which he agreed to exchange all of his outstanding shares of Class C Preferred Stock, having an aggregate stated value of $7.9 million, for shares of the Company’s common stock. The number of shares to be issued under this agreement was to be equal to the stated value of the shares of Class C Preferred Stock divided by 93% of the initial public offering price. This 7% discount related to the inducement associated with this exchange agreement was recorded as a $554,000 charge to interest expense, and accordingly reflected as a component of the Company’s earnings per share, upon the

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurrence of the offering. All of the shares acquired by the Chairman under this exchange agreement were sold in the offering.

     Shareholder Loan

      On May 4, 2002, the Company loaned $217,000 to its Executive Vice President and Chief Financial Officer. The note bears interest at the rate of 4.75% per year, and is payable over the term of the note. The note matures in May 2005 and is due and payable in full at that time. On April 10, 2003, the Company advanced an additional $381,401 to the borrower in accordance with the original terms of the note. This additional principal amount is subject to the same interest rate and principal repayment as the original principal amount. The loan is collateralized by marketable securities having a value of no less than the original principal amount of the loan together with 125,526 shares of the Company’s common stock owned by the borrower. The pledge agreement between the Company and the borrower requires the borrower to supply additional collateral at any time the value of existing collateral falls below 125% of the then principal amount of the loan. The loan was approved by the Company’s Board of Directors and Audit Committee.

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

      In July 2001, the Company entered into a contract with a consultant to provide services to the Company for $16,667 per month. Under the terms of the agreement, the consultant was also granted a warrant to purchase 103,807 shares of the Company’s common stock for $0.01 per share. The warrant became exercisable upon the consummation of the initial public offering in July 2002. At that time, the Company recorded a charge of $1.6 million upon completion of the initial public offering representing the expense related to this arrangement based upon the fair value of the warrant at that date. Effective November 30, 2002, the consulting agreement was canceled by mutual agreement of the parties. On June 20, 2003, the warrant was exercised by the consultant.

Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions

	Balance at	Charged to	Charged to		Balance at
	February 1,	costs and	other		January 31,
Description	2003	expenses	accounts	Deductions	2004

	(In thousands)
Group(a): Valuation and qualifying accounts deducted in balance sheet
Inventory:
Reserve for obsolete inventory	$390	—	—	—	$390
Group(b): Reserves
None

		Additions

	Balance at	Charged to	Charged to		Balance at
	February 2,	costs and	other		February 1,
Description	2002	expenses	accounts	Deductions	2003

	(In thousands)
Group(a): Valuation and qualifying accounts deducted in balance sheet
Inventory:
Reserve for obsolete inventory	$390	—	—	—	$390
Deferred income taxes
Valuation allowance for net operating loss carryforwards	$200	$(200)	—	—	$—
Group(b): Reserves
None

		Additions

	Balance at	Charged to	Charged to		Balance at
	February 3,	costs and	other		February 2,
Description	2001	expenses	accounts	Deductions	2002

	(In thousands)
Group(a): Valuation and qualifying accounts deducted in balance sheet
Inventory:
Reserve for obsolete inventory	$390	—	—	—	$390
Deferred income taxes
Valuation allowance for net operating loss carryforwards	$200		—	—	$200
Group(b): Reserves
None

3.	Exhibits: (see (c) below)

(b)	Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2003. The following is a list of Current Reports on Form 8-K furnished by the Company during the fourth quarter of fiscal 2003:

•	The Company furnished a Form 8-K on November 7, 2003, announcing that it had issued a press release on November 6, 2003 reporting sales results for the 13-week and 39-week periods ended November 1, 2003; and

•	The Company furnished a Form 8-K on December 11, 2003, announcing that it had issued a press release on December 4, 2003 reporting financial results for the 13-week and 39-week periods ended November 1, 2003.

(c)	Exhibits.

      The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in our previous filing is indicated in parentheses.

Exhibit
Number			Description

3	.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to the Annual Report on Form 10-K filed on May 1, 2003)(the “2002 Form 10-K”)
3	.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to the 2002 Form 10-K)
4	.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to the registration statement on Form S-1 of Kirkland’s filed on June 5, 2002, Registration No. 333-86746 [“Amendment No. 1 to 2002 Form S-1”])
10	.1*	—	Loan and Security Agreement dated as of May 22, 2002, by and among Kirkland’s, Kirkland’s Stores, Inc., kirklands.com, Inc., Congress Financial Corporation (Southern) and other financial institutions from time to time party to the agreement (Exhibit 10.1 to Amendment No. 1 to 2002 Form S-1)
10	.2*	—	Amended and Restated Registration Rights Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/ Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/ Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins (Exhibit 10.2 to Amendment No. 1 to 2002 Form S-1)
10	.3+*	—	Employment Agreement by and between Kirkland’s and Carl Kirkland dated June 1, 2002, (Exhibit No. 10.5 to Amendment No. 1 to 2002 Form S-1)
10	.4+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)
10	.5+*	—	Employment Agreement by and between Kirkland’s and Reynolds C. Faulkner dated June 1, 2002, (Exhibit 10.7 to Amendment No. 2 to the registration statement on Form S-1 of Kirkland’s filed on June 14, 2002, Registration No. 333-86746 [“Amendment No. 2 to 2002 Form S-1”])
10	.6+*	—	Employment Agreement by and between Kirkland’s and C. Edmond Wise, Jr. dated December 4, 2000 (Exhibit 10.9 to the 2002 Form S-1)
10	.7+*	—	Employment Agreement by and between Kirkland’s and Chris T. LaFont dated February 6, 2003. (Exhibit 10.8 to 2002 Form 10-K)
10	.8+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to the 2002 Form S-1)

Exhibit
Number			Description

10	.9+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to the 2002 Form S-1)
10	.10*	—	Employee Stock Purchase Plan (Exhibit 10.12 to the 2002 Form S-1)
10	.11*	—	Amended and Restated Shareholders Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/ Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/ Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins Plan (Exhibit 10.13 to the 2002 Form S-1)
10	.12*	—	Sublease Agreement by and between Southwind Properties and Kirkland’s dated March 5, 2001, (Exhibit 10.16 to the 2002 Form S-1)
10	.13*	—	Sublease Agreement by and between Phoenician Properties and Kirkland’s dated February 1, 2002, (Exhibit 10.17 to Amendment No. 1 to 2002 Form S-1)
10	.14*	—	Stock Repurchase Agreement by and among Kirkland’s and certain shareholders of Kirkland’s dated as of May 31, 2002, (Exhibit No. 10.18 to Amendment No. 2 to 2002 Form S-1)
10	.15*	—	First Amendment to Stock Repurchase Agreement by and among Kirkland’s and certain shareholders of Kirkland’s dated as of July 10, 2002
10	.16*	—	Letter Agreement by and between Kirkland’s and Robert E. Kirkland dated June 3, 2002, (Exhibit 10.19 to Amendment No. 1 to 2002 Form S-1)
10	.17*	—	Exchange Agreement by and between Kirkland’s and Carl Kirkland dated May 31, 2002, (Exhibit 10.20 to Amendment No. 1 to 2002 Form S-1)
10	.18*	—	Special Bonus Agreement by and between Kirkland’s and Carl Kirkland dated June 1, 2002, (Exhibit 10.21 to Amendment No. 1 to 2002 Form S-1)
10	.19*	—	Special Bonus Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit 10.22 to Amendment No. 1 to 2002 Form S-1)
10	.20*	—	Promissory Note for up to $717,000 by Reynolds C. Faulkner in favor of Kirkland’s dated May 4, 2002, (Exhibit 10.23 to Amendment No. 1 to 2002 Form S-1)
10	.21*	—	Security Agreement by Reynolds C. Faulkner and Mary Ruth Faulkner in favor of Kirkland’s effective as of May 4, 2002, (Exhibit 10.24 to Amendment No. 1 to 2002 Form S-1)
21	.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to 2002 Form S-1)
23.1		—	Consent of PricewaterhouseCoopers LLP
31.1		—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S, INC.

By:	/s/ ROBERT E. ALDERSON

Robert E. Alderson
President and Chief Executive Officer

Date: April 15, 2004

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. ALDERSON Robert E. Alderson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2004

/s/ REYNOLDS C. FAULKNER Reynolds C. Faulkner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 15, 2004

/s/ CONNIE L. SCOGGINS Connie L. Scoggins	Vice President of Finance and Treasurer/Controller (Principal Accounting Officer)	April 15, 2004

/s/ CARL KIRKLAND Carl Kirkland	Chairman of the Board	April 15, 2004

/s/ DAVID MUSSAFER David Mussafer	Director	April 15, 2004

/s/ R. WILSON ORR, III R. Wilson Orr, III	Director	April 15, 2004

/s/ JOHN P. OSWALD John P. Oswald	Director	April 15, 2004

/s/ MURRAY SPAIN Murray Spain	Director	April 15, 2004

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002