Form 10-Q
period 2004-05-01
KIRKLANDS INC
filed 2004-06-10
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 1, 2004	Commission file number: 000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

805 North Parkway Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)

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
YES [✓] NO [   ]

As of June 4, 2004, 19,206,888 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

Page
PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements
Consolidated Balance Sheets at May 1, 2004 (unaudited) and January 31, 2004	2
Consolidated Statements of Operations for the 13 weeks ended May 1, 2004, and May 3, 2003 (unaudited)	3
Consolidated Statement of Shareholders’ Equity for the 13 weeks ended May 1, 2004 (unaudited)	4
Consolidated Statements of Cash Flows for the 13 weeks ended May 1, 2004, and May 3, 2003 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	19
PART II – OTHER INFORMATION:
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	21
EX-10.1 AMENDMENT TO EMPLOYMENT AGREEMENT/CK
EX-10.2 AMENDMENT TO EMPLOYMENT AGREEMENT/RA
EX-10.3 AMENDMENT TO EMPLOYMENT AGREEMENT/RF
EX-10.4 AMENDMENT TO EMPLOYMENT AGREEMENT/CL
EX-10.5 AMENDMENT TO EMPLOYMENT AGREEMENT/EW
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	May 1, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,084	$17,423
Inventories, net	51,945	41,574
Prepaid expenses and other current assets	7,364	9,383

Total current assets	61,393	68,380
Property and equipment, net	36,854	33,087
Other assets	1,610	1,662

Total assets	$99,857	$103,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,329	$19,995
Income taxes payable	79	6,487
Accrued expenses	13,697	14,085

Total current liabilities	36,105	40,567
Other liabilities	3,580	3,332

Total liabilities	39,685	43,899

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,197,266 and 19,166,022 shares issued and outstanding at May 1, 2004, and January 31, 2004, respectively	$138,247	$138,149
Loan to shareholder	(626)	(620)
Accumulated deficit	(77,449)	(78,299)

Total shareholders’ equity	60,172	59,230

Total liabilities and shareholders’ equity	$99,857	$103,129

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Week Period Ended
	May 1,	May 3,
	2004	2003
Net sales	$82,611	$73,437
Cost of sales	56,660	49,886

Gross profit	25,951	23,551
Operating expenses:
Other operating expenses	22,347	19,765
Depreciation and amortization	2,078	1,733
Non-cash stock compensation charge	67	67

Total operating expenses	24,492	21,565
Operating income	1,459	1,986
Interest expense:
Revolving line of credit	63	92
Amortization of debt issue costs	52	53

Total interest expense	115	145
Interest income	(26)	(4)
Other income	(35)	(36)

Income before income taxes	1,405	1,881
Income tax provision	555	743

Net income	$850	$1,138

Earnings per share:
Basic	$0.04	$0.06

Diluted	$0.04	$0.06

Weighted average number of shares outstanding:
Basic	19,181	18,926

Diluted	19,529	19,517

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity
Balance at January 31, 2004	19,166,022	$138,149	$(620)	$(78,299)	$59,230
Exercise of employee stock options	31,244	59			59
Tax benefit from exercise of stock options		39			39
Accrued interest on shareholder loan			(6)		(6)
Net income				850	850

Balance at May 1, 2004	19,197,266	$138,247	$(626)	$(77,449)	$60,172

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13 Week Period Ended
	May 1,	May 3,
	2004	2003
Cash flows from operating activities:
Net income	$850	$1,138
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	2,078	1,733
Amortization of debt issue costs	52	53
Non-cash stock compensation charge	67	67
Loss on disposal of property and equipment	15	216
Changes in assets and liabilities:
Inventories	(10,371)	(1,369)
Prepaid expenses and other current assets	2,019	514
Accounts payable	2,334	(3,205)
Income taxes payable	(6,369)	(5,988)
Accrued expenses and other noncurrent liabilities	(207)	(525)

Net cash used in operating activities	(9,532)	(7,366)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	17
Capital expenditures	(5,860)	(3,423)

Net cash used in investing activities	(5,860)	(3,406)

Cash flows from financing activities:
Net borrowings on revolving line of credit	—	11,076
Exercise of stock options and employee stock purchases	59	65
Advance on shareholder loan and net interest accrued	(6)	(385)

Net cash provided by financing activities	53	10,756

Cash and cash equivalents:
Net decrease	$(15,339)	$(16)
Beginning of the period	17,423	4,244

End of the period	$2,084	$4,228

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

     We are a leading specialty retailer of home décor in the United States, operating 278 stores in 35 states as of May 1, 2004. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements, except for the January 31, 2004 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of May 1, 2004, and January 31, 2004; the results of our operations for the 13-week periods ended May 1, 2004, and May 3, 2003; and our cash flows for the 13-week periods ended May 1, 2004, and May 3, 2003. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of our operations for the 13-week period ended May 1, 2004 are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004.

Note 2 – Recent Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain variable interest entities (“VIEs”) that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to all VIEs created or entered into after January 31, 2003. Originally, the provisions of FIN 46 applied to all pre-existing VIEs in the first reporting period beginning after June 15, 2003. In December of 2003, the FASB issued Interpretation No. 46 — revised 2003 (FIN 46R). This deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003 for special purpose entities and until the first reporting period ending after March 15, 2004 for all other entities. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The adoption of FIN 46 did not have any impact on our financial statements.

Note 3 – Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
Numerator:
Net income (loss) allocable to common shareholders	$850	$1,138

Denominator:
Denominator for basic earnings (loss) per share - weighted average number of common shares outstanding	19,181	18,926
Effect of dilutive securities	348	591

Denominator for diluted earnings (loss) per share	19,529	19,517

Earnings (loss) per common share:
Basic	$0.04	$0.06

Diluted	0.04	0.06

     The calculations of diluted earnings per share for the 13-week periods ended May 1, 2004, and May 3, 2003, exclude stock options of 127,275 and 25,000, respectively, as the effect of their inclusion would be anti-dilutive.

Note 4 – Stock Compensation

     We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for our stock compensation plans. Compensation cost on stock options is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the exercise price. Pursuant to SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

	13 Weeks Ended
	May 1,	May 3,
	2004	2003
	($ in thousands, except per share amounts)
Net income, as reported	$850	$1,138
Add: Stock-based compensation cost, net of taxes, included in determination of net income	67	67
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(142)	(77)

Pro forma net income	$775	$1,128

Earnings per share:
Basic, as reported	$0.04	$0.06

Basic, pro forma	$0.04	$0.06

Diluted, as reported	$0.04	$0.06

Diluted, pro forma	$0.04	$0.06

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading specialty retailer of home décor in the United States, operating 278 stores in 35 states as of May 1, 2004. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last six fiscal years. During this period, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 750 additional locations in the United States that could support a Kirkland’s store. We opened three new stores in the first quarter of fiscal 2004 and closed five stores. We plan on opening 50-55 new stores and estimate closing 10-15 stores in fiscal 2004, which would represent a 14% increase in the store base over the prior year.

     The following table summarizes our stores and square footage under lease in mall and non-mall locations:

	Stores		Square Footage		Average Store Size (sq. ft.)
	5/1/04	5/3/03	5/1/04	5/3/03	5/1/04	5/3/03
Mall	241	231	1,101,501	1,044,425	4,571	4,521
Non-Mall	37	20	175,607	95,726	4,746	4,786

Total	278	251	1,277,108	1,140,151	4,594	4,542

13 Weeks Ended May 1, 2004 Compared to the 13 Weeks Ended May 3, 2003

     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13 Week Period Ended
	May 1, 2004		May 3, 2003		Change
	$	%	$	%	$	%
Net sales	$82,611	100.0%	$73,437	100.0%	$9,174	12.5%
Cost of sales	56,660	68.6%	49,886	67.9%	6,774	13.6%

Gross profit	25,951	31.4%	23,551	32.1%	2,400	10.2%
Operating expenses:
Other operating expenses	22,347	27.1%	19,765	26.9%	2,582	13.1%
Depreciation and amortization	2,078	2.5%	1,733	2.4%	345	19.9%
Non-cash stock compensation charge	67	0.1%	67	0.1%	—	0.0%

Operating income	1,459	1.8%	1,986	2.7%	(527)	(26.5%)
Interest expense, net	89	0.1%	141	0.2%	(52)	(36.9%)
Other income	(35)	0.0%	(36)	0.0%	1	(2.8%)

Income before income taxes	1,405	1.7%	1,881	2.6%	(476)	(25.3%)
Income tax provision	555	0.7%	743	1.0%	(188)	(25.3%)

Net income	$850	1.0%	$1,138	1.5%	($288)	(25.3%)

     Net sales. Net sales increased by 12.5% to $82.6 million for the first quarter of fiscal 2004 from $73.4 million for the first quarter of fiscal 2003. The net sales increase resulted primarily from the growth in our store base. We opened three new stores during the first quarter of fiscal 2004 and 42 stores in fiscal 2003, and we closed five stores during the first quarter of fiscal 2004 and 11 stores in fiscal 2003. We ended the quarter with 278 stores in operation compared to 251 stores as of the end of the first quarter of fiscal 2003, representing an 11% increase in the store base. Comparable store net sales increased 1.5% for the quarter against a 5.1% increase in comparable store net sales for the first quarter of fiscal 2003. The increase in comparable store net sales accounted for approximately $1.0 million of the total net sales increase, or 11%, and the net increase in the store base along with sales increases from expanded, remodeled or relocated stores accounted for approximately $8.2 million, or 89% of the total net sales increase. The net sales increase for the first quarter of fiscal 2004 was driven by an increase in the average retail price per item offset by declines in the number of transactions and in the number of items per transaction. Key categories contributing to the net sales increase were wall décor, furniture and gifts.

     Gross profit. Gross profit increased $2.4 million, or 10.2%, to $26.0 million for the first quarter of fiscal 2004 from $23.6 million for the first quarter of fiscal 2003. Gross profit expressed as a percentage of net sales decreased to 31.4% from 32.1% for the first quarter of fiscal 2003. The decrease in gross profit as a percentage of net sales was primarily the result of an increase in occupancy costs as a percentage of net sales due to the lack of expense leverage from the relatively modest comparable store net sales increase. Product cost of sales, including freight expenses, increased slightly as a percentage of net sales as rising fuel costs led to an increase in freight expenses. Central distribution costs were flat as a percentage of sales as compared to the prior year quarter. We expect to experience cost increases in central distribution as we plan to move into a new facility during the second quarter of 2004 and begin to process a greater portion of total merchandise purchases through the new central distribution facility.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $22.3 million, or 27.1% of net sales, for the first quarter of fiscal 2004 compared with $19.8 million, or 26.9% of net sales, for the first quarter of fiscal 2003. The increase in these operating expenses as a percentage of net sales was primarily the result of the lack of expense leverage due to the modest comparable store net sales increase. Despite the increase as a percentage of sales, these operating expenses were below our internal plan due in part to smaller incentive bonus accruals as a result of our overall sales and earnings performance for the quarter. In addition, corporate payroll and certain other corporate expenses were below plan for the quarter.

     Depreciation and amortization. Depreciation and amortization expense was $2.1 million, or 2.5% of net sales, for the first quarter of fiscal 2004 compared to $1.7 million, or 2.4% of net sales, for the first quarter of fiscal 2003. This increase was the result of the growth in the store base and a higher level of capital spending during fiscal 2003 and the first quarter of fiscal 2004 as compared to prior years.

     Non-cash stock compensation charge. During the first quarters of fiscal 2004 and fiscal 2003, we incurred a non-cash stock compensation charge of $67,000, or 0.1% of net sales in each period, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. This charge will continue through the third quarter of this year, at which time the related options will be fully-vested.

     Interest expense, net. Net interest expense was $89,000, or 0.1% of net sales, for the first quarter of fiscal 2004 as compared to $141,000, or 0.2% of net sales, for the first quarter of fiscal 2003. The decrease was the result of lower borrowings under our revolving line of credit this year as compared to the prior year.

     Income taxes. Income tax provision was $0.6 million, or 39.5% of income before income taxes, for the first quarter of fiscal 2004 as compared to $0.7 million, or 39.5% of income before income taxes, for the first quarter of fiscal 2003.

     Net income and diluted earnings per share. As a result of the foregoing, net income was $0.9 million, or $0.04 per diluted share, for the first quarter of fiscal 2004 as compared to $1.1 million, or $0.06 per diluted share, for the first quarter of fiscal 2003.

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

     Cash flows from operating activities. Net cash used in operating activities for the first quarter of fiscal 2004 was $9.5 million compared to $7.4 million for the first quarter of fiscal 2003. The increase in the amount of cash used in operations as compared to the prior year quarter is primarily the result of an increase in our inventory balances and the payment of income taxes, offset by an increase in accounts payable. Inventories increased $10.4 million during the first quarter of fiscal 2004 as compared to an increase of $1.4 million during the prior year quarter. The increase in inventory levels was the result of the early arrival of certain product that was targeted for second quarter business as well as the impact on inventory levels of the softer overall sales trends. The increase in inventory was accompanied by a $2.3 million increase in accounts payable during the quarter. This increase in accounts payable compared to a decrease of $3.2 million in the prior year quarter. Our April income tax payments increased as compared to the prior year due to higher taxable income levels in fiscal 2003 versus fiscal 2002, further contributing to the overall increase in cash used in operations.

     Net cash used in investing activities for the first quarter of fiscal 2004 consisted of $5.9 million in capital expenditures. These expenditures primarily related to purchases of materials handling equipment and information technology assets associated with our anticipated move to a new distribution center in the second quarter of fiscal 2004. These expenditures also included the costs of construction of new stores and selected store remodeling projects. During the first quarter of fiscal 2004, we opened three new stores and remodeled two stores. We expect that capital expenditures for fiscal 2004 will range from $20 million to $22 million, primarily to fund the construction of 50 to 55 new stores, complete our move to the new distribution center and finalize several ongoing information technology projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for new stores in fiscal 2004 will average approximately $165,000 to $175,000 per store (net of landlord allowances).

     Net cash provided by financing activities for the first quarter of fiscal 2004 was $0.1 million compared to $10.8 million in the prior year quarter. The decline in cash provided by financing activities was due to the absence of borrowing under our revolving line of credit during the first quarter of fiscal 2004. In the prior year, we had borrowed $11 million by the end of the first quarter.

     Revolving credit facility. We maintain a revolving credit facility with a bank that provides for up to $45 million in borrowings ($30 million during the first six months of the year). Amounts borrowed under the facility bear interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The maximum availability under the credit facility is limited by a borrowing base which consists of a percentage of eligible inventory less reserves. Our credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also from time to time may decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The facility also contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of earnings before interest, taxes, depreciation and amortization excluding certain non-recurring items, or EBITDA, less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. As of May 1, 2004, we were in compliance with all financial covenants under the facility. The facility terminates in May 2005. As of May 1, 2004, we had no borrowings outstanding under the facility.

     At May 1, 2004, our balance of cash and cash equivalents was $2.1 million and the borrowing availability under our revolving credit facility was approximately $29.8 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2004 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts contained in the financial statements and related disclosures. We based our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies are discussed in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2004. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

      Cost of sales and inventory valuation - Our inventory is stated at the lower of cost or market net of allowances with cost determined using the average cost method with average cost approximating current cost. We estimate net of allowances the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur near our fiscal year-end. We also evaluate the cost of our inventory in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.

      Depreciation and recoverability of long-lived assets - Approximately 37% of our assets at May 1, 2004, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are generally depreciated over 5 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of their assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable lives, no depreciation expense is being realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store-generated cash flows. The review includes a comparison of the carrying value of the store assets to the future cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit and store expense increases and decreases. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

      Goodwill – We account for our goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, goodwill is not amortized but reviewed for impairment on an annual basis or more frequently when events and circumstances indicate that an impairment may have occurred. We have not recorded an impairment to our goodwill since adopting SFAS No. 142.

      Insurance reserves – Workers’ compensation, general liability and employee medical insurance programs are partially self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. Actual results can vary from estimates for many reasons, including, among others, inflation rates, claim settlement patterns, litigation trends and legal interpretations. We monitor our claims experience in light of these factors and revise our estimates of insurance reserves accordingly. The level of our insurance reserves may increase or decrease as a result of these changing circumstances or trends.

      Stock options and warrants – Certain of our stock options require us to record a non-cash stock compensation charge in our financial statements. The amount of the charge is determined based upon the excess of the fair value of our common stock at the date of grant over the exercise price of the stock options. Other options have been granted to employees or directors with an exercise price that is equal to or greater than the fair value of our common stock on the date of grant. Stock options which have been granted to persons other than employees or directors in exchange for services are valued using an option-pricing model. The fair value of our common stock is a significant element of determining the value of the stock option or the amount of the non-cash stock compensation charge to be recorded for our stock option awards or for non-employee stock option grants. Prior to our initial public offering in July 2002, our common stock was not traded on a stock exchange. To determine the value of our common stock prior to the initial public offering we first considered the amount paid to us for our common stock in recent transactions. Absent a recent sale of our common stock, we obtained a valuation from an independent appraiser. In each case, the determination of the fair value of our common stock requires judgment and the valuation has a direct impact on our financial statements. We believe that reasonable methods and assumptions have been used for determining the fair value of our common stock.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain variable interest entities (“VIEs”) that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to all VIEs created or entered into after January 31, 2003. Originally, the provisions of FIN 46 applied to all pre-existing VIEs in the first reporting period beginning after June 15, 2003. In December of 2003, the FASB issued Interpretation No. 46 - revised 2003 (FIN 46R). This deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003 for special purpose entities and until the first reporting period ending after March 15, 2004 for all other entities. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The adoption of FIN 46 did not have any impact on our financial statements.

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

     As of May 1, 2004, there were no outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate or the prime rate, at our discretion.

     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of May 1, 2004.

ITEM 4. CONTROLS AND PROCEDURES

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

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description of Document
10.1	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Carl Kirkland dated March 31, 2004

10.2	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004

10.3	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Reynolds C. Faulkner dated March 31, 2004

10.4	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Chris LaFont dated March 31, 2004

10.5	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Ed Wise dated April 12, 2004

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

We did not file any Current Reports on Form 8-K during the first quarter of fiscal 2004. The following is a list of Current Reports on Form 8-K furnished by us during the first quarter of fiscal 2004:

•	We furnished a Form 8-K on February 9, 2004 announcing that we had issued a press release on February 5, 2004 reporting sales results for the 13-week and 52-week periods ended January 31, 2004; and

•	We furnished a Form 8-K on March 22, 2004 announcing that we had issued a press release on March 17, 2004 reporting sales and earnings results for the 13-week and 52-week periods ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: June 10, 2004	/s/ Robert E. Alderson

Robert E. Alderson
President and Chief Executive
Officer

/s/ Reynolds C. Faulkner
Reynolds C. Faulkner
Executive Vice President and
Chief Financial Officer