Form 10-Q
period 2004-07-31
KIRKLANDS INC
filed 2004-09-09
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2004	Commission file number: 000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

805 North Parkway
Jackson, Tennessee	38305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (731) 668-2444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [✓ ] NO [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [✓] NO [    ]

As of September 3, 2004, 19,251,927 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	July 31, 2004	January 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$5,266	$17,423
Inventories, net	41,959	41,574
Prepaid income taxes	4,010	—
Prepaid expenses and other current assets	9,471	9,383

Total current assets	60,706	68,380
Property and equipment, net	40,548	33,087
Other assets	1,587	1,662

Total assets	$102,841	$103,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$11,127	$—
Accounts payable	17,794	19,995
Income taxes payable	—	6,487
Accrued expenses	12,491	14,085

Total current liabilities	41,412	40,567
Other liabilities	3,637	3,332

Total liabilities	45,049	43,899

Commitments and contigencies
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,237,284 and 19,166,022 shares issued and outstanding at July 31, 2004, and January 31, 2004, respectively	138,507	138,149
Loan to shareholder	(605)	(620)
Accumulated deficit	(80,110)	(78,299)

Total shareholders’ equity	57,792	59,230

Total liabilities and shareholders’ equity	$102,841	$103,129

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC. KIRKLAND’S, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Week Period Ended		26 Week Period Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Net sales	$84,701	$78,951	$167,312	$152,388
Cost of sales (exclusive of depreciation and amortization as shown below)	63,196	55,484	119,856	105,370

Gross profit	21,505	23,467	47,456	47,018
Operating expenses:
Compensation and benefits	15,128	13,579	30,276	26,969
Other operating expenses	8,345	6,653	15,544	13,028
Depreciation and amortization	2,253	1,767	4,331	3,500
Non-cash stock compensation charge	67	67	134	134

Total operating expenses	25,793	22,066	50,285	43,631
Operating income (loss)	(4,288)	1,401	(2,829)	3,387
Interest expense:
Revolving line of credit	127	132	190	224
Amortization of debt issue costs	53	52	105	105

Total interest expense	180	184	295	329
Interest income	(12)	(7)	(38)	(11)
Other income	(57)	(39)	(92)	(75)

Income (loss) before income taxes	(4,399)	1,263	(2,994)	3,144
Income tax provision (benefit)	(1,738)	499	(1,183)	1,242

Net income (loss)	$(2,661)	$764	$(1,811)	$1,902

Earnings (loss) per share:
Basic	$(0.14)	$0.04	$(0.09)	$0.10

Diluted	$(0.14)	$0.04	$(0.09)	$0.10

Weighted average number of shares outstanding:
Basic	19,208	19,017	19,191	18,972

Diluted	19,208	19,539	19,191	19,525

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity
Balance at January 31, 2004	19,166,022	$138,149	$(620)	$(78,299)	$59,230
Exercise of employee stock options and employee stock purchases	71,262	264			264
Tax benefit from exercise of stock options		94			94
Net interest paid on shareholder loan			15		15
Net loss				(1,811)	(1,811)

Balance at July 31, 2004	19,237,284	$138,507	$(605)	$(80,110)	$57,792

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26 Week Period Ended
	July 31,	August 2,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,811)	$1,902
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	4,331	3,500
Amortization of debt issue costs	105	105
Non-cash stock compensation charge	134	134
Loss on disposal of property and equipment	79	268
Deferred income taxes	—	606
Changes in assets and liabilities:
Inventories	(385)	(2,451)
Prepaid expenses and other current assets	(88)	(1,445)
Accounts payable	(2,201)	(2,130)
Income taxes payable	(10,403)	(7,719)
Accrued expenses and other noncurrent liabilities	(1,370)	(2,354)

Net cash used in operating activities	(11,609)	(9,584)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	25
Capital expenditures	(11,875)	(6,070)

Net cash used in investing activities	(11,871)	(6,045)

Cash flows from financing activities:
Borrowings on revolving line of credit	13,195	17,268
Repayments on revolving line of credit	(2,068)	(5,193)
Refinancing costs	(30)	—
Exercise of stock options and employee stock purchases	211	1,861
Advance on shareholder loan and net interest paid	15	(380)

Net cash provided by financing activities	11,323	13,556

Cash and cash equivalents:
Net decrease	$(12,157)	$(2,073)
Beginning of the period	17,423	4,244

End of the period	$5,266	$2,171

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

     We are a leading specialty retailer of home décor in the United States, operating 289 stores in 36 states as of July 31, 2004. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements have been prepared without audit. The January 31, 2004 balance sheet was derived from audited financial statements. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to present fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of July 31, 2004, and January 31, 2004; the results of our operations for the 13-week and 26-week periods ended July 31, 2004, and August 2, 2003; and our cash flows for the 26-week periods ended July 31, 2004, and August 2, 2003. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of our operations for the 13-week and 26-week periods ended July 31, 2004, are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 – Recent Accounting Standards

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain variable interest entities (“VIEs”) that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to all VIEs created or entered into after January 31, 2003. Originally, the provisions of FIN 46 applied to all pre-existing VIEs in the first reporting period beginning after June 15, 2003. In December of 2003, the FASB issued Interpretation No. 46 – revised 2003 (FIN 46R). This deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003 for special purpose entities and until the first reporting period ending after March 15, 2004 for all other entities. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The adoption of FIN 46 did not have any impact on our financial statements.

Note 3 – Stock Compensation

     We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for our stock compensation plans. Compensation cost on stock options is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the exercise price. The following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
	($ in thousands, except per share amounts)
Net income, (loss) as reported	$(2,661)	$764	$(1,811)	$1,902
Add: Stock-based compensation cost, net of taxes, included in determination of net income (loss)	67	67	134	134
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(228)	(140)	(370)	(217)

Pro forma net income (loss)	$(2,822)	$691	$(2,047)	$1,819

Earnings (loss) per share:
Basic, as reported	$(0.14)	$0.04	$(0.09)	$0.10

Basic, pro forma	$(0.15)	$0.04	$(0.11)	$0.10

Diluted, as reported	$(0.14)	$0.04	$(0.09)	$0.10

Diluted, pro forma	$(0.15)	$0.04	$(0.11)	$0.09

Note 4 – Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(2,661)	$764	$(1,811)	$1,902

Denominator:
Denominator for basic earnings (loss) per share - weighted average number of common shares outstanding	19,208	19,017	19,191	18,972
Effect of dilutive securities	—	522	—	553

Denominator for diluted earnings (loss) per share	19,208	19,539	19,191	19,525

Earnings (loss) per common share:
Basic	$(0.14)	$0.04	$(0.09)	$0.10

Diluted	$(0.14)	0.04	(0.09)	0.10

     The calculation of diluted earnings per share for the 13-week period ended July 31, 2004, excludes stock options of 575,407 as the effect of their inclusion would be anti-dilutive.

     The calculations of diluted earnings per share for the 26-week periods ended July 31, 2004, and August 2, 2003, exclude stock options of 580,344 and 45,000, respectively, as the effect of their inclusion would be anti-dilutive.

Note 5 – Revolving Credit Facility

     We maintain a $45 million revolving credit facility with a bank that bears interest at the prime rate or LIBOR plus 2.25%, at our election. Additionally, we pay a fee to the bank equal to 0.5% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets. The maximum availability under the facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility matures in May 2005. As of July 31, 2004, there was $11.1 million outstanding under the facility, with approximately $16.2 million available for borrowing.

     As of July 31, 2004, we were in violation of a financial covenant under the credit facility that establishes a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) less capital expenditures. The covenant required us to maintain a level of EBITDA less capital expenditures of at least $21.0 million for the twelve-month period ended July 31, 2004, whereas the actual level of EBITDA less capital expenditures for the period was $12.4 million. We have obtained a letter from the bank, dated September 1, 2004, waiving the covenant violation. Based on current assumptions, unless the facility is amended or replaced with a new credit facility on more favorable terms, we anticipate that we would be in violation of this covenant again as of the end of our third fiscal quarter. We are currently in the final stages of negotiations with another bank group to replace the current facility with a new five-year, $45 million credit facility, which we believe will close sometime during the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading specialty retailer of home décor in the United States, operating 289 stores in 36 states as of July 31, 2004. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last six fiscal years. During this period, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. Our current plan is to emphasize non-mall locations, and a majority of the new stores opened in fiscal 2004 will be located in non-mall venues. We believe there are currently more than 750 additional locations in the United States that could support a Kirkland’s store. We opened 15 new stores in the second quarter of fiscal 2004 and closed four stores. We are on target to achieve a net increase of 40 stores in fiscal 2004, which would represent a 14% increase in the store base over the prior year. Our long-term target for annual growth in the store base is 15-18%.

     The following table summarizes our stores and square footage under lease in mall and non-mall locations:

	Stores		Square Footage		Average Store Size
	7/31/04	8/2/03	7/31/04	8/2/03	7/31/04	8/2/03
Mall	241	235	1,101,496	1,064,961	4,571	4,532
Non-Mall	48	22	236,903	103,696	4,935	4,713

Total	289	257	1,338,399	1,168,657	4,631	4,547

13 Weeks Ended July 31, 2004 Compared to the 13 Weeks Ended August 2, 2003

     Results of operations. The table below sets forth selected results of our operations in dollars expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13 Week Period Ended
	July 31, 2004		August 2, 2003		Change
	$	%	$	%	$	%
Net sales	$84,701	100.0%	$78,951	100.0%	$5,750	7.3%
Cost of sales	63,196	74.6%	55,484	70.3%	7,712	13.9%

Gross profit	21,505	25.4%	23,467	29.7%	(1,962)	(8.4%)
Operating expenses:
Compensation and other operating expenses	23,473	27.7%	20,232	25.6%	3,241	16.0%
Depreciation and amortization	2,253	2.7%	1,767	2.2%	486	27.5%
Non-cash stock compensation charge	67	0.1%	67	0.1%	—	0.0%

Total operating expenses	25,793	30.5%	22,066	27.9%	3,727	16.9%
Operating income (loss)	(4,288)	(5.1%)	1,401	1.8%	(5,689)	(406.1%)
Interest expense:
Revolving line of credit	127	0.1%	132	0.1%	(5)	(3.8%)
Amortization of debt issue costs	53	0.1%	52	0.1%	1	1.9%

Total interest expense	180	0.2%	184	0.2%	(4)	(2.2%)
Interest income	(12)	(0.0%)	(7)	(0.0%)	(5)	71.4%
Other income	(57)	(0.1%)	(39)	(0.0%)	(18)	46.2%

Income (loss) before income taxes	(4,399)	(5.2%)	1,263	1.6%	(5,662)	(448.3%)
Income tax provision (benefit)	(1,738)	(2.1%)	499	0.6%	(2,237)	(448.3%)

Net income (loss)	$(2,661)	(3.1%)	$764	1.0%	$(3,425)	(448.3%)

     Net sales. Net sales increased by 7.3% to $84.7 million for the second quarter of fiscal 2004 from $79.0 million for the second quarter of fiscal 2003. The overall increase in net sales was due to the growth in our store base. We opened 18 new stores during the first half of fiscal 2004 and 42 stores in fiscal 2003, and we closed 9 stores during the first half of fiscal 2004 and 11 stores in fiscal 2003. We ended the second quarter of fiscal 2004 with 289 stores in operation compared to 257 stores as of the end of the second quarter of fiscal 2003, representing a 12.5% increase in the store base. Comparable store net sales decreased 3.4% for the quarter against a 0.9% decrease in comparable store net sales for the second quarter of fiscal 2003. The comparable store net sales decline was primarily the result of slow customer traffic and a weaker than expected response to our merchandise offering. We were negatively affected by inventory imbalances across several categories, the business failure of a key framed mirrors vendor and the temporary supply chain disruption we experienced in connection with our transition to a new distribution center during the quarter. While we are working actively to reallocate our mirror business to other vendors, we expect that mirror inventories will remain low for the remainder of fiscal 2004. As a result, we anticipate that these issues will negatively impact mirror sales for the remainder of the year. Mirrors represented approximately 4.5% of our total net sales for the last six months of fiscal 2003. The decrease in comparable store net sales accounted for approximately $2.4 million in lost net sales. This decrease was offset by the effect of the net increase in the store base along with sales increases from expanded, remodeled or relocated stores that collectively accounted for approximately $8.1 million. Net sales during the second quarter of fiscal 2004 were characterized by higher average retail prices per item as compared to the prior year offset by lower transaction volume and a lower number of items per transaction. Categories showing comparable store sales increases in comparison to prior year were novelty/gift, lamps, garden and textiles. These increases were offset by declines in wall décor, candles, furniture and decorative accessories.

     Gross profit. Gross profit decreased $2.0 million, or 8.4%, to $21.5 million for the second quarter of fiscal 2004 from $23.5 million for the second quarter of fiscal 2003. Gross profit expressed as a percentage of net sales decreased to 25.4% from 29.7% for the second quarter of fiscal 2003. The decrease in gross profit as a percentage of sales was primarily the result of higher product cost of sales resulting primarily from increased markdowns and promotional activities. During the second quarter we employed an aggressive approach to markdowns and inventory clearance in response to a continuation of the weak traffic trends we had experienced since late in the first quarter and also in an effort to rationalize our inventory levels in advance of the second half of fiscal 2004. Additionally, store occupancy expenses increased as a percentage of sales due to the negative comparable store sales performance. Furthermore, central distribution costs increased due to the additional costs incurred associated with the transition to our new distribution center.

     Compensation and other operating expenses. Other operating expenses, including both store and corporate costs, were $23.5 million, or 27.7% of net sales, for the second quarter of fiscal 2004 compared with $20.2 million, or 25.6% of net sales, for the second quarter of fiscal 2003. The increase in these operating expenses as a percentage of net sales was primarily the result of the lack of expense leverage due to the comparable store net sales decrease. Additionally, the implementation of a wide-area network linking our stores with the corporate office resulted in incremental expenses of approximately $350,000 during the second quarter of fiscal 2004. Despite the increase as a percentage of sales, these operating expenses were below our internal plan due in part to smaller incentive bonus accruals as a result of our overall sales and earnings performance for the second quarter of fiscal 2004.

     Depreciation and amortization. Depreciation and amortization expense was $2.3 million, or 2.7% of net sales, for the second quarter of fiscal 2004 compared to $1.8 million, or 2.2% of net sales, for the second quarter of fiscal 2003. This increase was the result of the growth in the store base and the completion of certain distribution and information technology projects during 2004.

     Non-cash stock compensation charge. During the second quarters of fiscal 2004 and fiscal 2003, we incurred a non-cash stock compensation charge of $67,000, or 0.1% of net sales in each period, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. This charge will continue through the third quarter and part of the fourth quarter of this year, at which time the related options will be fully vested.

     Interest expense, net. Net interest expense was $168,000, or 0.2% of net sales, for the second quarter of fiscal 2004 as compared to $177,000, or 0.2% of net sales, for the second quarter of fiscal 2003. The slight decrease reflects the relatively comparable borrowing levels under our revolving line of credit when comparing this year to the prior year.

     Income taxes. Income tax benefit was $1.7 million, or 39.5% of the loss before income taxes, for the second quarter of fiscal 2004 as compared to an expense of $0.5 million, or 39.5% of income before income taxes for the second quarter of fiscal 2003.

     Net income (loss) and diluted earnings (loss) per share. As a result of the foregoing, we reported a net loss of $2.7 million, or ($0.14) per diluted share, for the second quarter of fiscal 2004 as compared to net income of $0.8 million, or $0.04 per diluted share, for the second quarter of fiscal 2003.

26 Weeks Ended July 31, 2004 Compared to 26 Weeks Ended August 2, 2003

     Results of Operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26 Week Period Ended
	July 31, 2004		August 2, 2003		Change
	$	%	$	%	$	%
Net sales	$167,312	100.0%	$152,388	100.0%	$14,924	9.8%
Cost of sales	119,856	71.6%	105,370	69.1%	14,486	13.7%

Gross profit	47,456	28.4%	47,018	30.9%	438	0.9%
Operating expenses:
Compensation and other operating expenses	45,820	27.4%	39,997	26.2%	5,823	14.6%
Depreciation and amortization	4,331	2.6%	3,500	2.3%	831	23.7%
Non-cash stock compensation charge	134	0.1%	134	0.1%	—	0.0%

Total operating expenses	50,285	30.1%	43,631	28.6%	6,654	15.3%
Operating income (loss)	(2,829)	(1.7%)	3,387	2.2%	(6,216)	(183.5%)
Interest expense:
Revolving line of credit	190	0.1%	224	0.1%	(34)	(15.2%)
Amortization of debt issue costs	105	0.1%	105	0.1%	—	0.0%

Total interest expense	295	0.2%	329	0.2%	(34)	(10.3%)
Interest income	(38)	(0.0%)	(11)	(0.0%)	(27)	245.5%
Other income	(92)	(0.1%)	(75)	(0.0%)	(17)	22.7%

Income (loss) before income taxes	(2,994)	(1.8%)	3,144	2.1%	(6,138)	(195.2%)
Income tax provision (benefit)	(1,183)	(0.7%)	1,242	0.8%	(2,425)	(195.2%)

Net income (loss)	$(1,811)	(1.1%)	$1,902	1.2%	$(3,713)	(195.2%)

     Net sales. Net sales increased by 9.8% to $167.3 million for the first half of fiscal 2004 from $152.4 million for the prior year period. The net sales increase resulted primarily from the growth in our store base. We opened 18 new stores during the first half of fiscal 2004 and 42 stores in fiscal 2003, and we closed 9 stores during the first half of fiscal 2004 and 11 stores in fiscal 2003. We ended the first half with 289 stores in operation compared to 257 stores as of the end of the second half of fiscal 2003, representing a 12.5% increase in the store base. Comparable store net sales decreased 1.0% for the first half against a 1.9% increase in comparable store net sales for the prior year period. The comparable store net sales decline for the period was primarily the result of a difficult sales environment characterized by slow customer traffic and a weaker than expected response to our merchandise offering and the home décor sector in general. The decrease in comparable store net sales accounted for approximately $1.3 million in lost net sales. This decrease was offset by the effect of the net increase in the store base along with sales increases from expanded, remodeled or relocated stores that collectively accounted for approximately $16.2 million. The net sales increase for the second quarter of fiscal 2004 was driven by an increase in the average retail price per item offset by declines in the number of transactions and in the number of items per transaction. Key categories posting comparable store sales increases for the period were lamps, novelty/gifts, furniture and textiles. These increases were offset by declines in candles, decorative accessories, floral, garden and frames.

     Gross profit. Gross profit increased $0.4 million, or 0.9%, to $47.5 million for the first half of fiscal 2004 from $47.0 million for the prior year period. Gross profit expressed as a percentage of sales decreased to 28.4% from 30.9% for the prior year period. The decrease in gross profit as a percentage of net sales was primarily the result of increased markdowns and promotional activity, particularly in the second quarter, in response to weakening sales trends and in order to correct inventory levels in preparation for the back half of the year. Additionally, store occupancy costs increased as a percentage of sales due to the impact of the negative comparable store sales performance on the ratio.

Furthermore, central distribution costs increased due to additional costs incurred in connection with the transition to our new distribution facility during the second quarter.

     Compensation and other operating expenses. Other operating expenses, including both store and corporate costs, were $45.8 million, or 27.4% of net sales, for the first half of fiscal 2004 compared with $40.0 million, or 26.2% of net sales, for the prior year period. The increase in these operating expenses as a percentage of net sales was primarily the result of the lack of expense leverage due to the comparable store net sales decrease. The implementation of our wide-area network, which was completed during the second quarter, also contributed to the increase as a percentage of net sales. Despite the increase as a percentage of sales, these operating expenses were below our internal plan due in part to smaller incentive bonus accruals as a result of our overall sales and earnings performance for the quarter.

     Depreciation and amortization. Depreciation and amortization expense was $4.3 million, or 2.6% of net sales, for the first half of fiscal 2004 compared to $3.5 million, or 2.3% of net sales, for the prior year period. This increase was the result of the growth in the store base, the completion of certain distribution and information technology projects, and a higher level of capital spending during fiscal 2003 and the first half of fiscal 2004 as compared to prior years. Additionally, the impact of the negative comparable store sales performance led to an increase in the ratio to net sales.

     Non-cash stock compensation charge. During the first half of fiscal 2004 and fiscal 2003, we incurred a non-cash stock compensation charge of $134,000, or 0.1% of net sales in each period, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. This charge will continue through the third quarter and part of the fourth quarter of this year, at which time the related options will be fully vested.

     Interest expense, net. Net interest expense was $257,000, or 0.2% of net sales, for the first half of fiscal 2004 as compared to $318,000, or 0.2% of net sales, for the prior year period. The decrease was the result of lower borrowings under our revolving line of credit this year as compared to the prior year.

     Income taxes. Income tax benefit was $1.2 million, or 39.5% of the loss before income taxes, for the first half of fiscal 2004 as compared to expense of $1.2 million, or 39.5% of income before income taxes for the prior year period.

     Net income (loss) and diluted earnings (loss) per share. As a result of the foregoing, net loss was $1.8 million, or ($0.09) per diluted share, for the first half of fiscal 2004 as compared to earnings of $1.9 million, or $0.10 per diluted share, for the prior year period.

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

     Cash flows from operating activities. Net cash used in operating activities for the first half of fiscal 2004 was $11.6 million compared to $9.6 million for the prior year period. The increase in the amount of cash used in operations as compared to the prior year period is primarily the result of weaker operating performance as compared to prior year and an increase in the amount of income taxes paid, offset by a decrease in the build-up of inventories. We reported a net loss of $1.8 million for the first half of fiscal 2004 as compared to net income of $1.9 million in the prior year period. Our April income tax payments increased as compared to the prior year due to higher taxable income levels in fiscal 2003 versus fiscal 2002. Inventories increased $0.4 million during the first half of fiscal 2004 as compared to an increase of $2.5 million during the prior year period. This smaller growth in inventories was primarily the result of the clearance efforts undertaken during the second quarter in order to position inventories for the second half of the year.

     Cash flows from investing activities. Net cash used in investing activities for the second quarter of fiscal 2004 consisted principally of $11.9 million in capital expenditures. These expenditures primarily related to purchases of materials handling equipment and information technology assets associated with our anticipated move to a new distribution center in the second quarter of fiscal 2004. These expenditures also included the costs of construction of new stores and selected store remodeling projects. During the second quarter of fiscal 2004, we opened 15 new stores and remodeled four stores. We expect that capital expenditures for fiscal 2004 will range from $21 million to $22 million, primarily to fund the construction of 50 to 55 new stores, complete our move to the new distribution center and finalize several ongoing information technology projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for new stores in fiscal 2004 will average approximately $165,000 to $175,000 per store (net of landlord allowances).

     Cash flows from financing activities. Net cash provided by financing activities for the second quarter of fiscal 2004 was $11.3 million compared to $13.6 million in the prior year period. The decline in cash provided by financing activities was primarily due to a reduction in the amount of borrowings under our revolving line of credit during the first half of fiscal 2004. As of July 31, 2004, we had borrowed $11.1 million under our revolving line of credit compared to $12.1 million in the prior year period.

     Revolving credit facility. We maintain a revolving credit facility with a bank that provides for up to $45 million in borrowings ($30 million during the first six months of the year). Amounts borrowed under the facility bear interest at a floating rate equal to the prime rate or LIBOR plus 2.25%, at our election. The maximum availability under the credit facility is limited by a borrowing base which consists of a percentage of eligible inventory less reserves. Our credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also from time to time may decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The facility also contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The facility has two financial covenants, both of which are tested quarterly on a latest-twelve-months basis. The first covenant establishes a minimum level of earnings before interest, taxes, depreciation and amortization excluding certain non-recurring items, or EBITDA, less capital expenditures, and the second covenant establishes a maximum senior debt to EBITDA ratio. The facility terminates in May 2005. As of July 31, 2004, we had $11.1 million in borrowings outstanding under the facility.

     As of July 31, 2004, we were in violation of a financial covenant under the credit facility that establishes a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) less capital expenditures. The covenant required us to maintain a level of EBITDA less capital expenditures of at least $21.0 million for the twelve-month period ended July 31, 2004, whereas the actual level of EBITDA less capital expenditures for the period was $12.4 million. We have obtained a letter from the bank, dated September 1, 2004, waiving the covenant violation. Based on current assumptions, unless the facility is amended or replaced with a new credit facility on more favorable terms, we anticipate that we would be in violation of this covenant again as of the end of our third fiscal quarter. We are currently in the final stages of negotiations with another bank group to replace the current facility with a new five-year, $45 million credit facility, which we believe will close sometime during the third quarter.

     At July 31, 2004, our balance of cash and cash equivalents was $5.3 million and the borrowing availability under our revolving credit facility was approximately $16.2 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2004 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts contained in the financial statements and related disclosures. We based our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies are discussed in the notes to our consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

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

          Depreciation and recoverability of long-lived assets - Approximately 39% of our assets at July 31, 2004, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities – an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain variable interest entities (“VIEs”) that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS No. 140, Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to all VIEs created or entered into after January 31, 2003. Originally, the provisions of FIN 46 applied to all pre-existing VIEs in the first reporting period beginning after June 15, 2003. In December of 2003, the FASB issued Interpretation No. 46 – revised 2003 (FIN 46R). This deferred the effective date of the interpretation until the first reporting period ending after December 15, 2003 for special purpose entities and until the first reporting period ending after March 15, 2004 for all other entities. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The adoption of FIN 46 did not have any impact on our financial statements.

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

     As of July 31, 2004, there was $11.1 million in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate or the prime rate, at our discretion.

     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of July 31, 2004.

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

PART II            OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We held our annual meeting of shareholders on Wednesday, June 2, 2004 (the “Annual Meeting”). At the Annual Meeting, Reynolds C. Faulkner and Murray M. Spain were each nominated for, and elected to, our Board of Directors (the “Board”). These individuals will serve on our Board along with Robert Alderson, R. Wilson Orr, III, Carl Kirkland, David Mussafer and John P. Oswald, each of whose terms continued after the Annual Meeting. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	Votes For	Votes Withheld
Reynolds C. Faulkner	15,355,221	273,779
Murray M. Spain	12,842,195	2,786,805

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: September 9, 2004	/s/ Robert E. Alderson

Robert E. Alderson
President and Chief Executive
Officer

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner
Executive Vice President and
Chief Financial Officer