Form 10-Q
period 2004-10-30
KIRKLANDS INC
filed 2004-12-14
CIK 1056285

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 30, 2004	Commission file number: 000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

805 North Parkway Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)

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
YES [✓ ] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES [✓ ] NO [ ]

As of December 3, 2004, 19,262,385 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

Page
PART I – FINANCIAL INFORMATION:
Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets at October 30, 2004 and January 31, 2004	3
Consolidated Statements of Operations for the 13-week and 39-week periods ended October 30, 2004 and November 1, 2003	4
Consolidated Statement of Shareholders’ Equity for the 39-week period ended October 30, 2004	5
Consolidated Statements of Cash Flows for the 39-week periods ended October 30, 2004 and November 1, 2003	6
Notes to Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23
PART II – OTHER INFORMATION:
Item 6. Exhibits	24
SIGNATURES	25
EX-10.1 NON-QUALIFIED STOCK OPTION AWARD AGREEMENT
EX-10.2 INCENTIVE STOCK OPTION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	October 30, 2004	January 31, 2004
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,208	$17,423
Inventories, net	50,308	41,574
Prepaid expenses and other current assets	8,967	9,383
Prepaid income taxes	6,049	—

Total current assets	71,532	68,380
Property and equipment, net	61,578	46,246
Other assets	1,475	1,662

Total assets	$134,585	$116,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$16,210	$—
Accounts payable	27,715	19,995
Income taxes payable	—	6,487
Accrued expenses	14,729	14,085

Total current liabilities	58,654	40,567
Other liabilities	20,967	16,491

Total liabilities	79,621	57,058

Commitments and contingencies	—	—
Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,260,048 and 19,166,022 shares issued and outstanding at October 30, 2004, and January 31, 2004, respectively	138,594	138,149
Loan to shareholder	(612)	(620)
Accumulated deficit	(83,018)	(78,299)

Total shareholders’ equity	54,964	59,230

Total liabilities and shareholders’ equity	$134,585	$116,288

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Week Period Ended		39 Week Period Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
		(restated)		(restated)
Net sales	$82,815	$84,052	$250,127	$236,440
Cost of sales (exclusive of depreciation and amortization as shown below)	58,092	55,814	176,868	160,279

Gross profit	24,723	28,238	73,259	76,161
Operating expenses:
Compensation and benefits	16,556	14,928	46,832	41,897
Other operating expenses	9,320	7,731	24,915	20,815
Depreciation and amortization	3,065	2,273	8,425	6,622
Non-cash stock compensation charge	77	68	211	202

Total operating expenses	29,018	25,000	80,383	69,536
Operating income (loss)	(4,295)	3,238	(7,124)	6,625
Interest expense:
Revolving line of credit	178	152	368	376
Loss on early termination of indebtedness	364	—	364	—
Amortization of debt issue costs	38	53	143	158

Total interest expense	580	205	875	534
Interest income	(8)	(8)	(46)	(19)
Other income	(61)	(35)	(153)	(110)

Income (loss) before income taxes	(4,806)	3,076	(7,800)	6,220
Income tax provision (benefit)	(1,898)	1,215	(3,081)	2,457

Net income (loss)	$(2,908)	$1,861	$(4,719)	$3,763

Earnings (loss) per share:
Basic	$(0.15)	$0.10	$(0.25)	$0.20

Diluted	$(0.15)	$0.10	$(0.25)	$0.19

Weighted average number of shares outstanding:
Basic	19,253	19,108	19,214	19,017

Diluted	19,253	19,559	19,214	19,538

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock
			Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity
Balance at January 31, 2004	19,166,022	$138,149	$(620)	$(78,299)	$59,230
Exercise of employee stock options and employee stock purchases	94,026	341			341
Tax benefit from exercise of stock options		104			104
Net interest paid on shareholder loan			8		8
Net loss				(4,719)	(4,719)

Balance at October 30, 2004	19,260,048	$138,594	$(612)	$(83,018)	$54,964

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39 Week Period Ended
	October 30,	November 1,
	2004	2003
		(restated)
Cash flows from operating activities:
Net income (loss)	$(4,719)	$3,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8,425	6,622
Amortization of debt issue costs	143	158
Loss on early termination of indebtedness	139	—
Non-cash stock compensation charge	211	202
Loss on disposal of property and equipment	171	454
Deferred income taxes	—	606
Changes in assets and liabilities:
Inventories	(8,734)	(13,185)
Prepaid expenses and other current assets	416	(3,845)
Other noncurrent assets	—	—
Accounts payable	7,720	10,179
Income taxes payable	(12,432)	(8,072)
Accrued expenses and other noncurrent liabilities	4,995	5,443

Net cash provided by (used in) operating activities	(3,665)	2,325

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	25
Capital expenditures	(23,933)	(18,163)

Net cash used in investing activities	(23,929)	(18,138)

Cash flows from financing activities:
Borrowings on revolving line of credit	40,554	23,403
Repayments on revolving line of credit	(24,344)	(10,304)
Refinancing costs	(95)	—
Exercise of stock options and employee stock purchases	256	1,967
Advance on shareholder loan and net interest paid (accrued)	8	(387)

Net cash provided by financing activities	16,379	14,679

Cash and cash equivalents:
Net decrease	$(11,215)	$(1,134)
Beginning of the period	17,423	4,244

End of the period	$6,208	$3,110

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

     We are a leading specialty retailer of home décor in the United States, operating 305 stores in 37 states as of October 30, 2004. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements have been prepared without audit. The January 31, 2004 balance sheet was derived from our audited financial statements. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to present fairly and in accordance with accounting principles generally accepted in the United States of America (GAAP), our financial position as of October 30, 2004, and January 31, 2004, the results of our operations for the 13-week and 39-week periods ended October 30, 2004 and November 1, 2003, and our cash flows for the 39-week periods ended October 30, 2004, and November 1, 2003. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at the end of the fiscal year. In addition, because of seasonality factors, the results of our operations for the 13-week and 39-week periods ended October 30, 2004, are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 – Restatement of Financial Statements

     On December 8, 2004, we determined that our accounting for tenant allowances received from landlords in connection with store construction did not comply with FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases” (“FTB 88-1”). As a result, we have revised the presentation of our financial statements for the quarter to modify the method by which we account for tenant allowances received from landlords in connection with store construction. We historically have accounted for these allowances as reductions to the related leasehold improvement asset on the balance sheet and capital expenditures on the statement of cash flows. Under FTB 88-1, these allowances should be accounted for as lease incentives and reflected as a long-term liability on the balance sheet and as an operating cash flow on the statement of cash flows. Accordingly, we have restated our balance sheet as of January 31, 2004 and the statement of cash flows for the 39-week period ended November 1, 2003. Additionally, this adjustment results in an increase to depreciation and amortization expense and a corresponding decrease to cost of sales as the liability is amortized over the lease term. This change does not have any impact on net income, net sales or shareholders’ equity.

     Following is a summary of the effect of this change on our balance sheet as of January 31, 2004, our statements of operations for the 13-week and 39-week periods ended November 1, 2003, and the statements of cash flows for the 39-week period ended November 1, 2003 (dollars in thousands).

Balance Sheet Data	As of January 31, 2004
	As Previously
	Reported	Adjustment	As Restated
Property and equipment, net	$33,087	$13,159	$46,246
Other liabilities	3,332	13,159	16,491

Statement of Operations Data	13 Weeks Ended November 1, 2003			39 Weeks Ended November 1, 2003
	As Previously			As Previously
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net sales	$84,052	—	$84,052	$236,440	—	$236,440
Cost of sales (exclusive of depreciation and amortization)	56,283	(469)	55,814	161,653	(1,374)	160,279

Gross profit	27,769	469	28,238	74,787	1,374	76,161
Operating expenses:
Compensation and benefits	14,928	—	14,928	41,897	—	41,897
Other operating expenses	7,731	—	7,731	20,759	56	20,815
Depreciation and amortization	1,804	469	2,273	5,304	1,318	6,622
Non-cash stock compensation charge	68	—	68	202	—	202

Total operating expenses	24,531	469	25,000	68,162	1,374	69,536
Operating income	3,238	—	3,238	6,625	—	6,625
Net income	1,861	—	1,861	3,763	—	3,763
Earnings per share:
Basic	$0.10		$0.10	$0.20		$0.20
Diluted	$0.10		$0.10	$0.19		$0.19

Statement of Cash Flows Data	39 Weeks Ended November 1, 2003
	As Previously
	Reported	Adjustment	As Restated
Cash flows from operating activities	$(3,976)	$6,301	$2,325
Cash flows from investing activities	(11,837)	(6,301)	(18,138)
Cash flows from financing activities	14,679	—	14,679

Net decrease in cash	$(1,134)	$—	$(1,134)

Note 3 – Recent Accounting Standards

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

     On March 31, 2004 the FASB issued an exposure draft, Share-based Payment, an Amendment of FASB Statements No. 123 and 95. This proposed change in accounting would replace the existing requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Issued to Employees. The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related costs in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004 and final rules are expected to be issued in the fourth quarter of calendar year 2004. The standard, if issued in its current form, would be applicable for interim or annual periods beginning after June 15, 2005. We are currently evaluating the impact of the proposed change in accounting but will not know the ultimate impact until the final rules are issued.

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

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
	($ in thousands, except per share amounts)
Net income (loss) as reported	$(2,908)	$1,861	$(4,719)	$3,763
Add: Stock-based compensation cost, net of taxes, included in determination of net income (loss)	77	68	211	202
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(168)	(165)	(538)	(382)

Pro forma net income (loss)	$(2,999)	$1,764	$(5,046)	$3,583

Earnings (loss) per share:
Basic, as reported	$(0.15)	$0.10	$(0.25)	$0.20

Basic, pro forma	$(0.16)	$0.09	$(0.26)	$0.19

Diluted, as reported	$(0.15)	$0.10	$(0.25)	$0.19

Diluted, pro forma	$(0.16)	$0.09	$(0.26)	$0.18

Note 5 – Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended		39 Weeks Ended
	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(2,908)	$1,861	$(4,719)	$3,763

Denominator:
Denominator for basic earnings (loss) per share — weighted average number of common shares outstanding	19,253	19,108	19,214	19,017
Effect of dilutive securities	—	451	—	521

Denominator for diluted earnings (loss) per share	19,253	19,559	19,214	19,538

Earnings (loss) per common share:
Basic	$(0.15)	$0.10	$(0.25)	$0.20

Diluted	$(0.15)	0.10	(0.25)	0.19

     The calculation of diluted earnings per share for the 13-week period ended October 30, 2004, excludes stock options of 555,963 as the effect of their inclusion would be anti-dilutive. The calculation of diluted earnings per share for the 13-week period ended November 1, 2003 excludes options of 90,659 as the effect of their inclusion would be anti-dilutive.

     The calculation of diluted earnings per share for the 39-week period ended October 30, 2004, excludes options of 572,216 as the effect of their inclusion would be anti-dilutive. The calculation of diluted earnings per share for the 39-week period ended November 1, 2003, excludes options of 38,168 as the effect of their inclusion would be anti-dilutive.

Note 6 – Revolving Credit Facility

     On October 4, 2004, we entered into a new, five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million (the “New Credit Facility”). The New Credit Facility includes a letter of credit subfacility for up to $15 million of the total loan limit. The New Credit Facility bears interest at a floating rate equal to the LIBOR rate (2.04% at 10/30/04) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base) per annum. We also pay an unused line fee of 0.2% per annum based on the excess of the loan limit over actual borrowings.

     Borrowings under the New Credit Facility are subject to certain customary conditions and contain customary events of default, including an event of default upon a material adverse change in the business or a default upon failure to comply with certain covenants. Borrowings under our New Credit Facility are collateralized by substantially all of our personal and real property. The maximum availability under the revolving credit facility is limited by a borrowing base which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves. The facility has one financial covenant that requires us to maintain excess availability under the borrowing base of $3 million at all times.

     We used the proceeds of the New Credit Facility to repay existing indebtedness, consisting of indebtedness that had been outstanding under our $45 million secured revolving credit facility dated as of May 22, 2002, which was thereupon terminated. As a result of this early termination, during the third quarter of fiscal 2004 we incurred a prepayment penalty of $225,000 and a write-off of unamortized debt issue costs of $139,000 totaling $364,000 on a pre-tax basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading specialty retailer of home décor in the United States, operating 305 stores in 37 states as of October 30, 2004. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, picture frames, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over the last six fiscal years. During this period, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. Our current plan is to emphasize non-mall locations, and a majority of the new stores opened in fiscal 2004 have been located in non-mall venues. We believe there are currently more than 750 additional locations in the United States that could support a Kirkland’s store. We opened 19 new stores in the third quarter of fiscal 2004 and closed three stores. We are on target to achieve a net increase of 40 stores in fiscal 2004, consisting of 54 openings and 14 closings, which would represent a 14% increase in the store base over the prior year.

     The following table summarizes our stores and square footage under lease in mall and non-mall locations:

	Stores		Square Footage		Average Store Size
	10/30/04	11/1/03	10/30/04	11/1/03	10/30/04	11/1/03
Mall	241	247	1,105,194	1,123,256	4,586	4,548
Non-Mall	64	32	317,071	151,086	4,954	4,721

Total	305	279	1,422,265	1,274,342	4,663	4,568

     The financial information included in this section has been revised to reflect the change in our accounting treatment for tenant allowances received from landlords in connection with store construction. As further discussed in Note 2 to the consolidated financial statements, this change did not impact shareholders’ equity, net sales, net income, or earnings per share in any of the periods presented. We will amend our Annual Report on Form 10-K for the year ended January 31, 2004, and our Quarterly Reports on Form 10-Q for the quarterly periods ended May 1, 2004, and July 31, 2004 to restate the financial statements in those reports as a result of this modification.

13 Weeks Ended October 30, 2004, Compared to 13 Weeks Ended November 1, 2003

     Results of operations. The table below sets forth selected results of our operations in dollars expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13 Week Period Ended
	October 30, 2004		November 1, 2003		Change
	$	%	$	%	$	%
Net sales	$82,815	100.0%	$84,052	100.0%	$(1,237)	-1.5%
Cost of sales	58,092	70.1%	55,814	66.4%	2,278	4.1%

Gross profit	24,723	29.9%	28,238	33.6%	(3,515)	-12.4%
Operating expenses:
Compensation and other operating expenses	25,876	31.3%	22,659	27.0%	3,217	14.2%
Depreciation and amortization	3,065	3.7%	2,273	2.7%	792	34.8%
Non-cash stock compensation charge	77	0.1%	68	0.1%	9	13.2%

Total operating expenses	29,018	35.1%	25,000	29.8%	4,018	16.1%
Operating income (loss)	(4,295)	(5.2%)	3,238	3.8%	(7,533)	(232.6%)
Interest expense:
Revolving line of credit	178	0.2%	152	0.1%	26	17.1%
Loss on early termination of indebtedness	364	0.5%	—	0.0%	364	0.0%
Amortization of debt issue costs	38	0.0%	53	0.1%	(15)	(28.3%)

Total interest expense	580	0.7%	205	0.2%	375	182.9%
Interest income	(8)	(0.0%)	(8)	(0.0%)	—	0.0%
Other income	(61)	(0.1%)	(35)	(0.0%)	(26)	74.3%

Income (loss) before income taxes	(4,806)	(5.8%)	3,076	3.6%	(7,882)	(256.2%)
Income tax provision (benefit)	(1,898)	(2.3%)	1,215	1.4%	(3,113)	(256.2%)

Net income (loss)	$(2,908)	(3.5%)	$1,861	2.2%	$(4,769)	(256.3%)

     Net sales. Net sales decreased 1.5% to $82.8 million for the third quarter of fiscal 2004 from $84.1 million for the third quarter of fiscal 2003. The overall decrease in net sales was the result of a decrease in comparable store sales. Comparable store sales declined 13.8% during the third quarter of fiscal 2004 compared to an increase of 2.7% during the third quarter of fiscal 2003. This decrease was partly offset by an increase in sales due to the growth in the store base. We opened 37 stores during the first three quarters of fiscal 2004 and 42 stores during fiscal 2003, and we closed 12 stores during the first three quarters of fiscal 2004 and 11 stores during fiscal 2003. We ended the third quarter of fiscal 2004 with 305 stores in operation compared to 279 stores as of the end of the third quarter of fiscal 2003, representing a 9.3% increase in the store base. The negative comparable store sales accounted for a $9.6 million decrease in sales from the prior year quarter. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $8.4 million over the prior year quarter.

     Consistent with our year-to-date experience, sales for the third quarter of fiscal 2004 were characterized by higher average retail prices and lower transaction volumes. Entering the third quarter, the quality of our merchandise offering suffered from inventory imbalances across several categories and an overly broad assortment. We believe these factors were the principal reasons for our negative comparable store sales performance. In addition, our stores faced a difficult retail environment due to the continued economic pressures facing our customers in the form of higher fuel and energy costs. The impact of the four hurricanes that affected Florida and other parts of the Southeast during the quarter also had a negative impact on sales. We estimate that the hurricanes impacted sales by approximately $1.3 million to $1.6 million during the quarter, which translates to approximately 1.7% to 2.0% on a comparable store sales basis. We sustained only minor damage to a few stores, and all of the affected stores are open and operational today.

     Gross profit. Gross profit decreased $3.5 million, or 12.4%, to $24.7 million for the third quarter of fiscal 2004 from $28.2 million for the third quarter of fiscal 2003. Gross profit expressed as a percentage of net sales decreased to 29.9% from 33.6% for the third quarter of fiscal 2003. The decrease as a percentage of net sales was the result of a lower merchandise margin compared to the prior year, as well as a de-leveraging effect on the occupancy and central distribution components of gross profit due to the decline in comparable store net sales. During the third quarter, markdowns were more prominent than in the prior year as we attempted to respond to the weak sales environment.

     Compensation and other operating expenses. Compensation and other operating expenses, including both store and corporate costs, were $25.9 million, or 31.3% of net sales, for the third quarter of fiscal 2004 compared with $22.7 million, or 27.0% of net sales, for the third quarter of fiscal 2003. The increase in these expenses as a percentage of sales is primarily the result of the comparable store sales weakness. In addition, the implementation of a wide-area network linking our stores with the corporate office resulted in incremental expenses of approximately $330,000 during the third quarter of fiscal 2004. Advertising expenses increased over the prior year due to additional store collateral expenses and marketing efforts. Professional fees also increased due to the additional costs associated with personnel searches and Sarbanes-Oxley regulatory compliance. Despite the increase as a percentage of sales, these operating expenses were below our internal plan due in part to smaller incentive bonus accruals as a result of our overall sales and earnings performance for the third quarter of fiscal 2004.

     Depreciation and amortization. Depreciation and amortization expense was $3.1 million, or 3.7% of net sales, for the third quarter of fiscal 2004 as compared to $2.3 million, or 2.7% of net sales, for the third quarter of fiscal 2003. This increase was the result of the continued growth in the store base combined with the completion of certain large distribution and information systems projects during the first half of fiscal 2004. As a percentage of sales, the increase was primarily the result of the weak comparable store sales performance.

     Non-cash stock compensation charge. During the third quarter of fiscal 2004, we incurred a non-cash stock compensation charge of $77,000, or 0.1% of net sales, primarily related to certain stock options granted to employees in November 2001 that had an exercise price less than the fair value of the underlying common stock on the date of the grant. During the third quarter of fiscal 2003, we incurred non-cash stock compensation charges of $68,000, or 0.1% of net sales, related to the aforementioned November 2001 employee option grant.

     Interest expense, net. Net interest expense during the third quarter of fiscal 2004 was $572,000, or 0.7% of net sales, compared with $197,000, or 0.2% of net sales, for the third quarter of fiscal 2003. The increase was primarily the result of the early termination and refinancing of our revolving credit facility that was completed during October 2004. We recorded a charge of $364,000 during the quarter, which included the early termination fee and the write-off of the remaining debt issue costs associated with the previous facility.

     Income taxes. Income tax benefit was $1.9 million, or 39.5% of the loss before income taxes, for the third quarter of fiscal 2004 as compared to income tax expense of $1.2 million, or 39.5% of income before income taxes, for the third quarter of fiscal 2003.

     Net income (loss) and diluted earnings (loss) per share. As a result of the foregoing, net loss was $2.9 million, or $0.15 per diluted share, for the third quarter of fiscal 2004 as compared to net income of $1.9 million, or $0.10 per diluted share, for the third quarter of fiscal 2003.

39 Weeks Ended October 30, 2004, Compared to 39 Weeks Ended November 1, 2003

     Results of Operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39 Week Period Ended
	October 30, 2004		November 1, 2003		Change
	$	%	$	%	$	%
Net sales	$250,127	100.0%	$236,440	100.0%	$13,687	5.8%
Cost of sales	176,868	70.7%	160,279	67.8%	16,589	10.4%

Gross profit	73,259	29.3%	76,161	32.2%	(2,902)	(3.8%)
Operating expenses:
Compensation and other operating expenses	71,747	28.7%	62,712	26.5%	9,035	14.4%
Depreciation and amortization	8,425	3.3%	6,622	2.8%	1,803	27.2%
Non-cash stock compensation charge	211	0.1%	202	0.1%	9	4.5%

Total operating expenses	80,383	32.1%	69,536	29.4%	10,847	15.6%
Operating income (loss)	(7,124)	(2.8%)	6,625	2.8%	(13,749)	(207.5%)
Interest expense:
Revolving line of credit	368	0.1%	376	0.1%	(8)	(2.1%)
Loss on early termination of indebtedness	364	0.1%	—	0.0%	364	0.0%
Amortization of debt issue costs	143	0.1%	158	0.1%	(15)	(9.5%)

Total interest expense	875	0.3%	534	0.2%	341	63.9%
Interest income	(46)	(0.0%)	(19)	(0.0%)	(27)	142.1%
Other income	(153)	(0.0%)	(110)	(0.0%)	(43)	39.1%

Income (loss) before income taxes	(7,800)	(3.1%)	6,220	2.6%	(14,020)	(225.4%)
Income tax provision (benefit)	(3,081)	(1.2%)	2,457	1.0%	(5,538)	(225.4%)

Net income (loss)	$(4,719)	(1.9%)	$3,763	1.6%	$(8,482)	(225.4%)

     Net sales. Net sales increased 5.8% to $250.1 million for the first three quarters of fiscal 2004 from $236.4 million during the first three quarters of fiscal 2003. The overall increase is the result of the growth in the store base. We opened 37 stores during the first three quarters of fiscal 2004 and 42 stores during fiscal 2003, and we closed 12 stores during the first three quarters of fiscal 2004 and 11 stores during fiscal 2003. We ended the third quarter of fiscal 2004 with 305 stores in operation compared to 279 stores as of the end of the third quarter of fiscal 2003, representing a 9.3% increase in the store base. This growth in the store base along with sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base, accounted for an increase of $24.6 million over the prior year period. Comparable store sales decreased 5.3% for the first three quarters of fiscal 2004 against a 2.2% comparable store sales increase for the first three quarters of fiscal 2003. The comparable store sales decline accounted for a decrease of $10.9 million from the prior year period.

     The comparable store sales decline for the first three quarters of fiscal 2004 was primarily the result of a difficult sales environment characterized by slow customer traffic and a weaker than expected response to our merchandise offering and the home décor sector in general. Furthermore, we believe the inventory positioning among our merchandise categories was overly broad, which harmed our ability to present a coherent merchandise statement to our customers. Looking forward, reducing overall SKU count and focusing our assortment on the key home décor categories are central themes of our merchandising strategy. Sales during the first three quarters of fiscal 2004 were characterized by a higher average retail price per item offset by lower transaction volumes and lower numbers of items per transaction. Key categories posting comparable store sales increases for the period were textiles and gift/novelty. These increases were offset by declines in wall décor, lamps, candles, decorative accessories, floral, housewares and frames.

     Gross profit. Gross profit decreased $2.9 million, or 4.0%, to $73.3 million for the first three quarters of fiscal 2004 from $76.2 million for the first three quarters of fiscal 2003. Gross profit expressed as a percentage of sales decreased to 29.3% from 32.2% for the prior year period. The decrease in gross profit percentage was primarily the result of increased markdowns and promotional activities, particularly during the second and third quarter, in response to weakening sales trends and in order to reposition inventory levels. Additionally, store occupancy costs increased as a percentage of net sales due to the impact of the negative comparable store sales performance on the ratio. Central distribution costs increased slightly as a percentage of sales due to the additional costs incurred during the transition to our new distribution center.

     Compensation and other operating expenses. Compensation and other operating expenses, including both store and corporate costs, were $71.7 million, or 28.7% of net sales, for the first three quarters of fiscal 2004 compared to $62.7 million, or 26.5% of net sales, for the first three quarters of fiscal 2003. The increase in these expenses as a percentage of net sales is primarily the result of the impact of the negative comparable store sales performance on the expense ratio. The implementation of the wide-area network, which was completed during the second quarter, also contributed to the increase as a percentage of net sales. Increases in advertising expenses, professional fees and store-level payroll and travel costs related to the execution of our growth strategy were additional areas where we experienced increases as a percentage of net sales as compared to the prior year period. Despite the increase as a percentage of net sales, these operating expenses were below our internal plan due in part to lower incentive bonus accruals as a result of our overall sales and earnings performance for the first three quarters of fiscal 2004.

     Depreciation and amortization. Depreciation and amortization expense was $8.4 million, or 3.3% of net sales, for the first three quarters of fiscal 2004 compared to $6.6 million, or 2.8% of net sales, for the first three quarters of fiscal 2003. The increase in depreciation is primarily the result of the growth in our store base and the completion of certain distribution and information technology projects. Additionally, the weak comparable store sales performance had a negative impact on the ratio to net sales.

     Non-cash stock compensation charge. For the first three quarters of fiscal 2004 and fiscal 2003, we incurred a non-cash stock compensation charge of $0.2 million, or 0.1% of net sales, related primarily to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. This charge will continue through part of the fourth quarter, at which time the related options will be fully-vested.

     Interest expense, net. Net interest expense was $0.8 million, or 0.3% of net sales, for the first three quarters of fiscal 2004 as compared to $0.5 million, or 0.2% of net sales, for the first three quarters of fiscal 2003. The increase was the result of the early termination and refinancing of our revolving credit facility that was completed during October 2004. We recorded a charge of $364,000 during the third quarter, which included the early termination fee and the write-off of the remaining debt issue costs associated with the previous facility.

     Income taxes. Income tax benefit was $3.1 million, or 39.5% of the loss before income taxes, for the first three quarters of fiscal 2004 as compared to income tax expense of $2.5 million, or 39.5% of income before income taxes, for the first three quarters of fiscal 2003.

     Net income (loss) and diluted earnings (loss) per share. As a result of the foregoing, net loss was $4.7 million, or $0.25 per share, for the first three quarters of fiscal 2004 as compared to net income of $3.8 million, or $0.19 per diluted share, for the third quarter of fiscal 2003.

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

     Cash flows from operating activities. Net cash used in operating activities for the first three quarters of fiscal 2004 was $3.7 million compared to $2.3 million in cash provided by operating activities for the first three quarters of fiscal 2003. The increase in the amount of cash used in operations as compared to the prior year period was primarily the result of the weaker operating performance as compared to the prior year and an increase in the amount of income taxes paid, offset by a decrease in the build-up of inventories. We reported a net loss of $4.7 million for the first three quarters of fiscal 2004 as compared to net income of $3.8 million in the prior year period. Our April income tax payments increased as compared to the prior year due to higher taxable income levels for the fiscal 2003 tax year as compared to fiscal 2002. Inventories increased $8.7 million during the first three quarters of fiscal 2004 as compared to an increase of $13.2 million during the first three quarters of fiscal 2003. The smaller growth in inventories was the result of the clearance efforts undertaken during the second quarter in order to position inventories for the second half of the year combined with a slowdown in our receipts during the third quarter. This slowdown was due to delays in processing imported merchandise through the California ports that was evident during the late summer and early fall.

     Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2004 consisted principally of $23.9 million in capital expenditures. These expenditures related primarily to the construction of new stores and the purchase of materials handling equipment and information technology assets associated with the move to our new distribution center during the second quarter. During the first three quarters of fiscal 2004, we opened 37 new stores and remodeled 4 stores. As of the end of the quarter, an additional 17 new stores were under construction along with 3 remodeling projects. We expect that capital expenditures for fiscal 2004 will range from $27 to $29 million, primarily to fund the construction of 54 stores, complete the move to the new distribution center and finalize several ongoing information technology projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for new stores during fiscal 2004 will average approximately $325,000 - $350,000 per store.

     Effective December 9, 2004, we revised the reporting by which we account for tenant allowances received from landlords in connection with store construction. See Note 2 to the Consolidated Financial Statements. Accordingly, capital expenditures for store construction are presented “gross”, before taking into account the tenant allowance contributed by the landlord. The tenant allowance is reflected as an operating cash flow on the statement of cash flows.

     Cash flows from financing activities. Net cash provided by financing activities for the first three quarters of fiscal 2004 was $16.4 million compared to $14.7 million in the prior year period. The increase in cash provided by financing activities was due to an increase in the amount of borrowings under our revolving credit facility as compared to the prior year period. As of October 30, 2004, we had borrowed $16.2 million under our revolving line of credit as compared to $13.1 million in the prior year period.

     Revolving credit facility. We maintain a revolving credit facility with a bank that provides for up to $45 million in borrowings. Amounts borrowed under the facility bear interest at a floating rate equal to the 60-day LIBOR plus 1.25% or 1.50% per annum depending upon the amount of excess availability under the borrowing base. The maximum availability under the credit facility is limited by a borrowing base that consists of a percentage of eligible inventory and receivables less reserves. Our credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also from time to time may decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The facility also contains provisions that could result in changes in the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration of maturity include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The facility has one financial covenant that requires us to maintain excess availability under the borrowing base of $3 million at all times. The facility terminates in October 2009. As of October 30, 2004, we had $16.2 million in borrowings outstanding under the facility.

     At October 30, 2004, our balance of cash and cash equivalents was $6.2 million and the borrowing availability was approximately $16.5 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2004 growth plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

          The discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts contained in the financial statements and related disclosures. We base our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies are discussed in the notes to our consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

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

          Depreciation and recoverability of long-lived assets - Approximately 46% of our assets at October 30, 2004, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are generally depreciated over 5 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of their assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable lives, no depreciation expense is being realized. We periodically reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store-generated cash flows. The review includes a comparison of the carrying value of the store assets to the future undiscounted cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit and store expense increases and decreases. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

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

               Stock options and warrants – Certain of our stock options require us to record a non-cash stock compensation charge in our financial statements. The amount of the charge is determined based upon the excess of the fair value of our common stock at the date of grant over the exercise price of the stock options. Other options have been granted to employees or directors with an exercise price that is equal to or greater than the fair value of our common stock on the date of grant. Stock options which have been granted to persons other than employees or directors in exchange for services are valued using an option-pricing model. The fair value of our common stock is a significant element of determining the value of the stock option or the amount of the non-cash stock compensation charge to be recorded for our stock option awards or for non-employee stock option grants. Prior to our initial public offering in July 2002, our common stock was not traded on a stock exchange. To determine the value of our common stock prior to the initial public offering we first considered the amount paid to us for our common stock in recent transactions. Absent a recent sale of our common stock, we obtained a fair market valuation. In each case, the determination of the fair value of our common stock requires judgment and the valuation has a direct impact on our financial statements. We believe that reasonable methods and assumptions have been used for determining the fair value of our common stock.

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

     On March 31, 2004 the FASB issued an exposure draft, “Share-based Payment, an Amendment of FASB Statements No. 123 and 95”. This proposed change in accounting would replace the existing requirements under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Issued to Employees". The exposure draft covers a wide range of equity-based compensation arrangements. Under the FASB’s proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related costs in the statement of operations. The expense of the award would generally be measured at fair value at the grant date. The comment period for the exposure draft ended on June 30, 2004 and final rules are expected to be issued in the fourth quarter of calendar year 2004. The standard, if issued in its current form, would be applicable for interim or annual periods beginning after June 15, 2005. We are currently evaluating the impact of the proposed change in accounting but will not know the ultimate impact until the final rules are issued.

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

•	We may experience significant variations in our quarterly results.

•	The agreement covering our debt places certain reporting and consent requirements on us which may affect our ability to operate our business in accord with our business and growth strategy.

•	We are highly dependent on customer traffic in malls, and any reduction in the overall level of mall traffic could reduce our net sales and increase our sales and marketing expenses.

•	Our hardware and software systems are vulnerable to damage that could harm our business.

•	We depend on key personnel, and if we lose the services of any of our principal executive officers, including Carl Kirkland, our Chairman Emeritus, and Robert E. Alderson, our Chairman, President and Chief Executive Officer, we may not be able to run our business effectively.

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

     As of October 30, 2004, there was $16.2 million in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate or the prime rate, at our discretion.

     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of October 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

     Our disclosure controls and procedures specifically include quarterly controls and procedures over financial reporting. These controls and procedures are designed to ensure that (i) our quarterly financial statements are presented in accordance with GAAP, and (ii) our related financial statement disclosures are both complete and not misleading.

     In connection with our preparation of this Quarterly Report on Form 10-Q for the quarter ended October 30, 2004, we followed our customary quarterly controls and procedures including, but not limited to, (i) reviewing the Company’s critical accounting policies, (ii) identifying changes in prevailing accounting standards, (iii) obtaining and incorporating into the Form 10-Q any comments and feedback from key members of Company management concerning disclosures in the Form 10-Q, (iv) holding a meeting of the Company’s Disclosure Controls Committee to discuss the Form 10-Q and to consider the completeness and adequacy of the disclosures therein, including financial statement disclosures, and incorporating any comments of the Disclosure Controls Committee into the Form 10-Q, (v) discussing the Form 10-Q with the Audit Committee of the Board of Directors and answering questions and incorporating any comments from members of the Audit Committee, and (vi) obtaining approval of the Form 10-Q from the Audit Committee.

     On December 8, 2004, we determined that our accounting for tenant allowances received from landlords in connection with store construction did not comply with FTB 88-1. As a result, we have revised the presentation of our financial statements for the quarter for tenant allowances received from landlords in connection with store construction. The revisions are reflected in this Quarterly Report on Form 10-Q. This conclusion differed from the conclusion that we had reached in connection with the preparation of the audited financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2004, at which time we conducted an extensive analysis of our facts and circumstances, accounting standards and industry practice. We concluded that the presentation of reporting for tenant allowances that we were using was appropriate.

     The Chairman of our Audit Committee discussed the foregoing revision in reporting with our independent registered public accounting firm on December 8, 2004, and the Chairman of our Audit Committee and management of the Company discussed the revision in reporting with other members of the Audit Committee on December 9, 2004.

     The Company will amend its Annual Report on Form 10-K for the year ended January 31, 2004 and the Quarterly Reports on Form 10-Q for the quarterly periods ended May 1 and July 31, 2004 to restate the financial statements included in those reports in order to reflect the foregoing change in the accounting method by which we are for tenant allowances received from landlords in connection with store construction. The restatements do not result in any modification to the net income, net sales or shareholders’ equity numbers for any of the periods presented.

     (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS

     (a) Exhibits.

Exhibit No.	Description of Document
10.1	Non-Qualified Stock Option Award Agreement for Director Grants

10.2	Incentive Stock Option Agreement

31.1	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: December 14, 2004	/s/ Robert E. Alderson

Robert E. Alderson Chairman, President and Chief Executive Officer

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner Executive Vice President and Chief Financial Officer