Form 10-K
period 2005-01-29
KIRKLANDS INC
filed 2005-04-14
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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
Common Stock, no par value per share
(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $96,178,198 based on the last sale price of the common stock as reported by The Nasdaq Stock Market. This calculation excludes 10,144,825 shares held by directors, executive officers and one holder of more than 10% of the registrant’s common stock.
      As of April 8, 2005, there were 19,295,938 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the proxy statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 6, 2005, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS
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
General
      We are a leading specialty retailer of home decor in the United States, operating 320 stores in 37 states as of January 29, 2005. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home decor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home decor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country.
      During the past seven fiscal years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing markets and in new markets, including major metropolitan markets, middle markets and selected smaller communities. Although we anticipate that our growth will include both mall and non-mall locations, we expect that substantially all of the new stores opened in fiscal 2005 will be located in non-mall venues. During the 52 weeks ended January 29, 2005 (“fiscal 2004”), we opened 54 new stores and closed 14 stores. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store.
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
      Broad market appeal. Our stores operate successfully across a wide spectrum of different regions, market sizes and real estate venues. We operate our stores in 37 states, and although originally focused in the Southeast, approximately 50% of our stores are now located outside that region. We operate successfully in major metropolitan markets such as Houston, Texas, and Atlanta, Georgia, middle markets such as Birmingham, Alabama, and Buffalo, New York, and smaller markets such as Appleton, Wisconsin, and Panama City, Florida. In addition, although our stores are predominantly located in enclosed malls, we also operate successfully in non-mall venues, including selected “lifestyle” and “power” strip centers. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within our target markets. Our current plan is to emphasize non-mall locations, and a majority of the new stores opened in fiscal 2004 have been located in non-mall venues.
Growth Strategy
      Our growth strategy is to continue to build on our position as a leading specialty retailer of home decor in the United States by:
      Opening new stores. Over the past seven years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate that we will open most of our new stores in non-mall locations in major metropolitan markets, middle markets and in selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. Assuming the continued availability of adequate capital, we expect a net increase of approximately 30 stores during the 52 weeks ending January 28, 2006 (“fiscal 2005”).
      Our proven store model produces strong store-level cash flow and provides an attractive store-level return on investment. In fiscal 2004, our average store generated net sales of approximately $1.3 million. Our stores typically generate a positive store contribution in their first full year of operation. Since fiscal 2003, when we began to focus our growth on non-mall opportunities, we have experienced better sales and store contribution from our non-mall stores as compared to mall stores.
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
      Our average store generally carries approximately 2,500-3,000 SKUs. We regularly monitor the sell-through on each item, and the number and make-up of our active SKUs is likewise constantly changing based on changes in selling trends. New and different SKUs are introduced to our stores on a weekly or more frequent basis, and a substantial portion of the inventory carried in our stores is replaced with new SKUs every few months. Over the past several quarters, we have undertaken efforts to reduce the number of SKU’s offered in our stores. At January 29, 2005, our average SKU count per store had declined 15% compared to January 31, 2004. Our strategy is to enhance sales and gross margin performance by presenting a more focused assortment.
      We purchase merchandise from approximately 200 vendors, and our buying team works closely with many of these vendors to differentiate Kirkland’s merchandise from that of our competitors. We estimate that over 60% of our merchandise assortment is designed or packaged exclusively for Kirkland’s, generally based on our buyers’ experience in modifying certain merchandise characteristics or interpreting market trends into a product and price point that will appeal to our customer. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand names. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and improve our net sales and gross margin. We market a substantial portion of our exclusive or custom-packaged merchandise assortment under the Kirkland’s private label brand and other proprietary names. Our strategy is to continue to grow our exclusive and proprietary products and custom-packaged products within our merchandise mix.
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
      The following table presents the percentage of fiscal 2004 and fiscal 2003 net sales contributed by our major merchandise categories:

	% of Net Sales

Merchandise Category	Fiscal 2004	Fiscal 2003

Wall Décor (including framed art, mirrors, and other wall ornaments)	27%	28%
Lamps	11	10
Decorative Accessories	9	11
Holiday	9	8
Gifts	9	5
Garden	8	8
Candles	8	8
Textiles	7	6
Accent Furniture	4	4
Floral	3	4
Other (including housewares, picture frames and other miscellaneous items)	5	8

Total	100%	100%

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
Store Operations
      General. As of January 29, 2005, we operated 320 stores in 37 states, all but one of which are open seven days a week. In addition to corporate management, six Regional Managers and 33 District Managers (who generally have responsibility for eight to 10 stores within a geographic district) manage store operations. A Store Manager and one or two Assistant Store Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display and control, human resource functions and store security. A typical store operates with an average of eight to ten associates including a full-time stock person and a combination of full and part-time sales associates, depending on the volume of the store and the season. Additional part-time sales associates are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.
      Format. The average Kirkland’s store has approximately 4,700 square feet of which approximately 70% typically represents selling space. As of January 29, 2005, the average size of our mall stores was 4,602 square feet, while our non-mall stores averaged 4,986 square feet. Non-mall stores tend to be larger than mall stores, primarily due to the lower occupancy cost per square foot that is typically available for these stores. Merchandise is generally displayed according to display guidelines and directives given to each store from the Visual Merchandising team with input from Merchandising and Store Operations personnel. This procedure ensures uniform display standards throughout the chain. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, rather than displaying products strictly by category or product type.

      During fiscal 2004, we opened 54 new stores and closed 14 stores. Of the 54 new stores, 44 are located in non-mall venues and 10 are located in enclosed malls. All of the 14 closings in fiscal 2004 were mall stores. As of January 29, 2005, we operated 79 of our 320 stores in a variety of non-mall venues including “lifestyle” strip centers, “power” centers and outlet centers. We currently anticipate that substantially all of the new stores opened in fiscal 2005 will be located in non-mall venues.
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
      Until recent years, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors. Beginning in fiscal 2003, we began to explore more non-mall real estate alternatives. During fiscal 2004, we intensified our emphasis on non-mall locations as we opened 54 new stores and closed 14 stores. Of the 54 new stores, 44 are located in non-mall venues and 10 are located in enclosed malls. All of the 14 closings in fiscal 2004 were mall stores. Of our 320 stores as of January 29, 2005, 79 were in a variety of non-mall venues including “lifestyle” strip centers, “power” centers and outlet centers. Non-mall stores tend to be slightly larger than mall stores, primarily due to the lower occupancy cost per square foot that is typically available for these stores. We currently anticipate that substantially all of the new stores opened in fiscal 2005 will be located in non-mall venues.
      We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers and our strong position in the home decor category. The following table provides a history of our store openings and closings since the beginning of our fiscal year ended December 31, 2000 (“fiscal 2000”).

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2003	2002	2001(1)	2000

Stores open at beginning of period	280	249	234	240	226
New stores opened(2)	54	42	16	5	17
Stores closed	(14)	(11)	(1)	(11)	(3)

Stores open at end of period	320	280	249	234	240

(1)	Also includes the period beginning on January 1, 2001 and ending on February 3, 2001.

(2)	Excludes our warehouse outlet store located in Jackson, Tennessee.
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
      We purchase merchandise from approximately 200 vendors. Approximately 75% of our total purchases are from importers of merchandise manufactured primarily in the Far East and India, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. This allows our executive management and buyers to focus on managing the retail business and allows the importers to handle the procurement and shipment of foreign-manufactured merchandise for our stores. As we execute our growth strategy, we are continually evaluating the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and offering them in our stores.
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
Distribution and Logistics
      Prior to the 12 months ended December 31, 2000 (“fiscal 2000”), we distributed our products primarily through direct shipments from our vendors to each of our individual stores. Inventory backstock was held both in the store’s stockroom and in local storage facilities managed by each Store Manager. We maintained a modest central distribution capability in Jackson, Tennessee through a collection of low-cost warehouses to process certain merchandise shipments and to hold inventory for new store openings. As our store base grew, this legacy distribution system became cumbersome and inefficient, and we recognized the need to develop a more scalable central distribution strategy to permit greater inventory control and to control freight costs. Between fiscal 2000 and fiscal 2003, we expanded our central distribution operations in order to support store growth and to begin capturing the financial benefits of centralized distribution and freight management.
      During this period, we recognized the need for a more comprehensive approach to the management of our merchandise supply chain. This approach entails the thorough evaluation of all parts of the supply chain, from merchandise vendor to the store selling floor, and the development of strategies that incorporate the needs and expertise of many different parts of the Company including logistics, merchandising, store operations, information technology and finance. To support our effort to build a modern, efficient supply chain, during fiscal 2003 we reached an agreement to lease a new, 771,000-square-foot distribution center in Jackson, Tennessee. This building was built to our specifications and opened in June 2004.
      The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. In fiscal 2005 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage costs.
      In addition to making improvements to our distribution center operation, we have taken important steps to improve our efficiency in transporting merchandise to stores. We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. Until fiscal 2004, the majority of our merchandise deliveries had been handled by less-than-truckload (LTL) carriers, which had provided a cost-effective means of distribution for stores in reasonable proximity to our central distribution facilities. In an attempt to improve store service levels and cost efficiencies, during fiscal 2004 we expanded our use of full truckload deliveries to regional “pool points”, with local delivery agents handling the actual store delivery function. As of January 29, 2005, a majority of our stores received their shipments using this “pool” transportation method. For certain stores located farther from our distribution center, we have now introduced a third alternative whereby we use less frequent, full truckload deliveries. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors.

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
      The core of our home office information system is the integrated GERS retail management software installed in April 2001. This system integrates all merchandising and financial applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, general ledger, sales audit and accounts payable. We moved into a new distribution center during the second quarter of 2004. Concurrent with this move, we implemented a new warehouse management system (WMS) designed by HighJump Software, a 3M Company. The WMS was tailored to our specifications and provides us with a fully automated solution for all operations within the distribution center. We utilize a Lawson Software package for our payroll and human resources functions.
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
      As part of our effort to reach out to customers, we offer our Kirkland’s private-label credit card. We introduced the card during the third quarter of fiscal 2004. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. Cardholders are automatically enrolled in a loyalty program whereby they earn loyalty points by making purchases in our stores. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases in our stores. We believe that customers using the card visit our stores and purchase merchandise more frequently and spend more per visit than our customers not using the card. As of January 29, 2005, there were approximately 85,000 Kirkland’s private-label credit card holders.
Trademarks
      All of our stores operate under the name “Kirkland’s” other than 18 stores, which operate under the name “Briar Patch by Kirkland’s.” We acquired these stores in 1998. As these stores are remodeled or relocated, we intend to change the name of these stores to the “Kirkland’s” name.
      We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, THE KIRKLAND COLLECTION®, HOME COLLECTION BY KIRKLAND’S®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, as well as several trademark registrations for Kirkland’s private label brand, the CEDAR CREEK COLLECTION®. In addition to the registrations, Kirkland’s also is the common law owner of the trademark BRIAR PATCHtm. These marks have historically been very important components in our merchandising and marketing strategy. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.
Competition
      The retail market for home decor is highly competitive. Accordingly, we compete with a variety of specialty stores, department stores, discount stores and catalog retailers that carry merchandise in one or more categories also carried by our stores. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens “n Things, Michael’s Stores, Pier 1 Imports and Williams-Sonoma. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of products than our stores. Wholesale clubs may have lower prices than our stores, but the product assortment is generally considerably more limited. We believe that the principal competitive factors influencing our business are merchandise quality and selection, price, customer service, visual appeal of the merchandise and the store and the convenience of location.
      The number of companies offering a selection of home decor products that overlaps generally with our product assortment has increased over the last five years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally styled merchandise, reflective of current market trends typically offered at a discount to catalog and department store prices. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner and providing quality customer service.
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
Employees
      We employed approximately 3,877 employees at April 2, 2005. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

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
Executive Officers of Kirkland’s
      The name, age as of April 14, 2005, and position of each of our executive officers are as follows:
      Robert E. Alderson, 58, has been a Director of Kirkland’s since September 1986, President of Kirkland’s since November 1997, Chief Executive Officer of Kirkland’s since March 2001, and Chairman of the Board since December 2004. He served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Senior Vice President of Kirkland’s since joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, he was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.
      Reynolds C. Faulkner, 41, has been a Director of Kirkland’s since September 1996 and joined Kirkland’s as Senior Vice President and Chief Financial Officer in February 1998. He was promoted to Executive Vice President in February 2002. Prior to joining Kirkland’s, from July 1989 to January 1998, Mr. Faulkner was an investment banker in the corporate finance department of The Robinson-Humphrey Company, LLC, most recently serving as a Managing Director and head of the retail practice group. In this capacity, Mr. Faulkner was involved in numerous public and private financings and mergers and acquisitions of companies in the retail industry.
      Dwayne F. Cochran, 43, has been Executive Vice President and Director of Stores since November 2004. Prior to joining Kirkland’s, Mr. Cochran was East Zone Vice President for Pier 1 Imports from 1997 to 2004 and a regional manager for Pier 1 Imports from 1995 to 1997. Prior to that, Mr. Cochran held various supervisory positions at Brookstone for 5 years and Johnston and Murphy for 7 years.
      No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one year or until their successors are elected and qualified.
Risk Factors

If We Are Unable to Profitably Open and Operate New Stores and Maintain the Profitability of Our Existing Stores, We May Not Be Able to Adequately Execute Our Growth Strategy Resulting in a Decrease in Net Sales and Net Income.
      One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. During fiscal 2004, we opened 54 new stores, and our future operating results will depend to a substantial extent upon our ability to open and operate new stores successfully. We plan to open approximately 55-60 new stores and close approximately 30 stores in fiscal 2005. We also have an ongoing expansion, remodeling and relocation program. We expanded, remodeled or relocated seven stores in fiscal 2004 and may expand, remodel or relocate additional stores during fiscal 2005.

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
      The success of our growth plan will be dependent on our ability to promote and/or recruit enough qualified regional managers, district managers, store managers and sales associates to support the expected growth in the number of our stores, and the time and effort required to train and supervise a large number of new managers and associates may divert resources from our existing stores and adversely affect our operating and financial performance. Our operating expenses would also increase as a result of any increase in the minimum wage or other factors that would require increases in the compensation paid to our employees.

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
      We purchase our products from approximately 200 vendors with which we have no long-term purchase commitments or exclusive contracts. None of our vendors supplied more than 10% of our merchandise purchases during fiscal 2004. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us.
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

We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. In particular, we may need to expand our existing infrastructure to the extent we open new stores in regions of the United States where we presently do not have significant concentrations of stores. The cost of this enhanced infrastructure could be significant. In addition, a significant portion of the distribution to our stores is coordinated through our distribution facility in Jackson, Tennessee. Any significant disruption in the operations of this facility would have a material adverse effect on our ability to maintain proper inventory levels in our stores which could result in a loss of net sales and net income.

We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.
      The retail market is highly competitive. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores and catalog retailers, which carry merchandise in one or more categories also carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens “n Things, Michaels Stores, Pier 1 Imports and Williams-Sonoma. We also compete with these and other retailers for suitable retail locations, suppliers, qualified employees and management personnel. One or more of our competitors are present in substantially all of the markets in which we have stores. Many of our competitors are larger and have significantly greater financial, marketing and other resources than we do. This competition could result in the reduction of our prices and a loss of our market share. Our net sales are also impacted by store liquidations of our competitors. We believe that our stores compete primarily on the basis of merchandise quality and selection, price, visual appeal of the merchandise and the store and convenience of location. There can be no assurance that we will continue to be able to compete successfully against existing or future competition. Our expansion into the markets served by our competitors and the entry of new competitors or expansion of existing competitors into our markets may have a material adverse effect on our market share and could result in a reduction in our prices in order for us to remain competitive.

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

The Agreement Governing Our Debt Places Certain Reporting and Consent Requirements on Us Which May Affect Our Ability to Operate Our Business in Accordance with Our Business and Growth Strategy.
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
      The senior credit facility has one financial covenant. This covenant requires us to maintain “excess availability,” as defined in our credit agreement, of at least $3 million. Any failure to comply with this or other covenants would allow the lenders to accelerate repayment of their debt, prohibit further borrowing under the facility, declare an event of default, take possession of their collateral or take other actions available to a secured senior creditor.
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
      As of January 29, 2005, approximately 75% of our existing stores were located in enclosed malls. As a result, we rely heavily on the ability of mall anchor tenants and other tenants to generate customer traffic in the vicinity of our stores. Historically, we have not relied on extensive media advertising and promotion in order to attract customers to our stores. Our future operating results will also depend on many other factors that are beyond our control, including the overall level of mall traffic and general economic conditions affecting consumer confidence and spending. Any significant reduction in the overall level of mall traffic could reduce our net sales.

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

We Depend on Key Personnel, and if We Lose the Services of Any Member of Our Senior Management Team, We May Not Be Able to Run Our Business Effectively.
      We have benefited substantially from the leadership and performance of our senior management team. Our success will depend on our ability to retain our current senior management members and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and there can be no assurances that we will be able to retain our personnel. The loss of a member of senior management would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

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
      We lease all of our store locations and expect to continue our policy of leasing rather than owning. Our leases for mall stores typically provide for 10-year terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Our leases for non-mall stores typically provide for terms ranging from 5 to 10 years. Many of our leases provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level) and the rate of increase in key ancillary charges is generally capped.
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
      We own our corporate headquarters in Jackson, Tennessee, which currently consists of approximately 40,000 square feet of office space. We currently lease one central distribution facility, consisting of 771,000 square feet, also located in Jackson, Tennessee. This lease has a 15-year initial term, with two five-year options.
      The following table indicates the states where our stores are located and the number of stores within each state as of January 29, 2005:

Alabama	18
Arizona	5
Arkansas	6
California	2
Colorado	3
Connecticut	2
Delaware	1
Florida	42
Georgia	21
Illinois	8
Indiana	8
Iowa	4
Kansas	4
Kentucky	9
Louisiana	10
Maryland	5
Massachusetts	3
Michigan	6
Minnesota	1
Mississippi	9
Missouri	4
Nebraska	1
Nevada	3
New Jersey	3
New Mexico	1
New York	7
North Carolina	18
Ohio	11
Oklahoma	3
Pennsylvania	12
South Carolina	13
Tennessee	16
Texas	39
Utah	1
Virginia	15
West Virginia	3
Wisconsin	3

Item 3.	Legal Proceedings
      We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of security holders in the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters
      Our common stock is listed on The Nasdaq Stock Market under the symbol “KIRK”. We commenced trading on The Nasdaq Stock Market on July 11, 2002. On April 8, 2005, there were approximately 84 holders of record, and 3,050 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

First Quarter	$18.05	$13.88	$15.40	$10.45
Second Quarter	$18.57	$10.20	$18.16	$14.25
Third Quarter	$10.50	$7.55	$22.01	$14.96
Fourth Quarter	$12.56	$8.69	$22.15	$14.41
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
      The selected “Statement of Operations Data” and “Balance Sheet Data” have been derived from our consolidated financial statements for the periods indicated. The “Store and Other Data” for all periods presented below have been derived from internal records of our operations. This selected financial data should be read in conjunction with our consolidated financial statements and related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

      The selected financial data below have been revised to reflect a restatement of the financial statements with respect to certain lease-related accounting adjustments. Refer to Note 2 to the consolidated financial statements for additional information regarding the restatement.

	52 Weeks Ended				34 Days
					Ended	Year Ended
	January 29,	January 31,	February 1,	February 2,	February 3,	December 31,
	2005	2004	2003	2002(6)	2001(1)(6)	2000(6)

	(In thousands, except per share data)
		(restated)	(restated)	(restated)	(restated)	(restated)
Statement of Operations Data:
Net sales	$394,429	$369,158	$341,504	$307,213	$23,875	$259,240
Gross profit (excluding depreciation and amortization)	126,791	127,313	122,497	109,037	4,901	88,760
Operating income (loss)	11,481	30,169	32,722	27,753	(3,004)	13,247
Income (loss) before accretion of redeemable preferred stock and dividends accrued	6,589	18,041	15,897	1,896	(2,646)	(1,208)
Net income (loss) allocable to common shareholders	6,589	18,041	10,271	(4,543)	(3,424)	(7,763)
Earnings (loss) per common share:
Basic	$0.34	$0.95	$0.73	$(0.60)	$(0.46)	$(1.28)
Diluted	$0.34	$0.92	$0.70	$(0.60)	$(0.46)	$(1.28)
Weighted average number of common shares outstanding:
Basic	19,231	19,048	13,979	7,521	7,519	6,053
Diluted	19,541	19,545	14,657	7,521	7,519	6,053

	52 Weeks Ended
					Year Ended
	January 29,	January 31,	February 1,	February 2,	December 31,
	2005	2004	2003	2002	2000

Store and Other Data:
Comparable store sales increase (decrease)(2)	(5.2)%	(0.2)%	8.4%	13.3%	0.6%
Number of stores at year end(3)	320	280	249	234	240
Average net sales per store (in thousands)(4)	$1,322	$1,423	$1,417	$1,307	$1,112
Average net sales per square foot(4)(5)	$286	$311	$313	$289	$248
Average gross square footage per store(5)	4,616	4,576	4,526	4,528	4,486

	January 29,	January 31,	February 1,	February 2,	December 31,
	2005	2004	2003(7)	2002(7)	2000(7)

	(In thousands)
		(restated)	(restated)	(restated)	(restated)
Balance Sheet Data:
Total assets	$130,137	$116,814	$87,814	$104,600	$121,266
Total debt, including mandatorily redeemable preferred stock (Class C)	—	—	—	75,239	104,360
Common stock warrants	—	—	—	11,315	—
Redeemable convertible preferred stock (Class A, Class B and Class D)	—	—	—	85,294	81,909
Shareholders’ equity (deficit)	65,120	58,072	38,100	(113,167)	(108,947)

(1)	Effective January 1, 2001, we changed our fiscal reporting year from a calendar year to a 52/53-week retail calendar ending on the Saturday closest to January 31, resulting in a 34-day stub period as presented.

(2)	We include new stores in comparable store net sales calculations after the store has been in operation one full fiscal year. We exclude from comparable store net sales calculations each store that was expanded, remodeled or relocated during the applicable period. Each expanded, remodeled or relocated store is returned to the comparable store base after it has been excluded from the comparable store base for one full fiscal year. The comparable store net sales increase for fiscal 2001 reflects the increase in comparable store net sales for the 52-week period ended February 2, 2002, compared to the 53-week period ended February 3, 2001.

(3)	Our store count excludes our warehouse outlet store located in Jackson, Tennessee.

(4)	Calculated using net sales of all stores open at both the beginning and the end of the period.

(5)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(6)	As a result of the restatement described in note 2 to the consolidated financial statements, net loss allocable to common shareholders was reduced by $113,000, or $0.02 per diluted share for fiscal 2001; $10,000, with no impact on earnings per share for the 34-day period ended February 3, 2001; and $107,000, or $0.02 per diluted share for fiscal 2000.

(7)	As a result of the restatement described in note 2 to the consolidated financial statements, shareholders’ equity (deficit) was reduced by $1,057,000 as of February 1, 2003; $1,072,000 as of February 2, 2002; and $1,088,000 as of December 31, 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2004 represented 52 weeks ended on January 29, 2005. Fiscal 2003 represented 52 weeks ended on January 31, 2004. Fiscal 2002 represented 52 weeks ended on February 2, 2002.
Restatement of Financial Statements
      We have restated our financial statements including our consolidated balance sheet as of January 31, 2004 and our consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended January 31, 2004 and February 1, 2003, which are included in this Annual Report on Form 10-K. See Note 2 to the consolidated financial statements. We have also restated our quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. The restatement also affects periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment of $1.1 million to retained earnings as of February 2, 2002 in the consolidated statement of changes in shareholders’ equity. We have also restated the financial information for fiscal 2001, the 34-day period ended February 3, 2001, and fiscal 2000 included in “Item 6. Selected Financial Data.” The restatement concerns changes made to two of our lease-related accounting practices.
      In the fourth quarter of fiscal 2004, we initiated a review of certain of our lease accounting practices. As a result of this review, we changed two of our lease-related accounting practices and restated certain historical financial information for prior periods to correct these errors. The restatement adjustments do not affect cash and had no impact on revenues or comparable store net sales.
      Historically, we had recognized rent expense for leases on a straight-line basis beginning on the earlier of the store opening date or the lease commencement date. This had the effect of excluding the store construction period, or build-out period, from the term over which rent is expensed. Based on a re-examination of the applicable accounting literature, including SFAS No. 13, Accounting for Leases, FASB Technical Bulletin No. 88-1 (“FTB 88-1”), Issues Relating to Accounting for Leases, and FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases With Scheduled Rent Increases, we determined that the proper accounting practice is to include the build-out period in the lease term for determining straight-line rent expense on all operating leases. Previously, we also recorded tenant construction allowances received from landlords as a reduction of the cost of the related leasehold improvements. Based on a re-examination of the same accounting literature, we determined that the proper accounting was to record such landlord incentives as a deferred rent liability amortized as a reduction of rent expense over the lease term.
      The restatement includes adjustments to cost of sales, gross profit, other operating expenses, depreciation and amortization, operating income, income taxes, net income and earnings per share. The restatement adjustments decreased our net income and earnings per share by $0.1 million, or $0.01 per diluted share, in fiscal 2003, and increased net income by $15,000 in fiscal 2002 with no impact on earnings per share. For additional information related to the restatement adjustments, see Note 2 to the consolidated financial statements.
      The financial statements included in our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q do not reflect the restatement described above, and therefore such financial statements should no longer be relied upon.
      All financial information included in this section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been changed to reflect the restatement.
Introduction
      We are a leading specialty retailer of home decor in the United States, operating 320 stores in 37 states as of January 29, 2005. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the fiscal year ended January 29, 2005, we recorded net sales of $394.4 million.
      Our stores offer a unique combination of style and value that has led to our emergence as a leader in home decor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. During the past seven years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. We plan on opening 55-60 new stores and estimate closing 30 stores in fiscal 2005.
Overview of Key Financial Measures
      Net sales and gross profit are the most significant drivers to our operating performance. Net sales consists of all merchandise sales to customers, net of returns and exclusive of sales taxes. Our net sales for fiscal 2004 increased by 6.8% to $394.4 million from $369.2 million in fiscal 2003, reflecting sales from the 54 new stores we opened in fiscal 2004 as well as sales increases from the 42 stores we opened in fiscal 2003. Comparable store sales declined 5.2% for fiscal 2004. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open at least one full fiscal year. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.
      Gross profit is the difference between net sales and cost of sales. Cost of sales has three distinct components: product cost (including freight cost), store occupancy cost and central distribution cost. Product cost comprises the majority of cost of sales, while central distribution cost is the least significant of these three elements. Product cost is variable, while occupancy and distribution costs are largely fixed. Accordingly, gross margin (gross profit expressed as a percentage of net sales) can be influenced by many factors including overall sales performance. For fiscal 2004, gross profit decreased 0.4% to $126.8 million from $127.3 million for fiscal 2003. Gross margin for fiscal 2004 decreased to 32.1% of net sales from 34.5% of net sales for fiscal 2003, primarily due to heavier than anticipated markdown activity that resulted in higher product cost as a percentage of net sales.
      Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to maintain or increase our overall profitability. Operating expenses include cash costs as well as non-cash costs such as depreciation and amortization. Due to the significant fixed cost component of operating expenses, as well as the tendency of many operating costs to rise over time, increases in comparable store sales are typically necessary in order to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to understand fully our operating performance, we typically identify such costs separately on the consolidated statement of operations so that we can evaluate comparable expense data across different periods.
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
      We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year

	2004	2003	2002

Net sales growth	6.8%	8.1%	11.2%
Comparable store sales growth	(5.2)%	(0.2)%	8.4%
Average net sales per store(1)	$1,322	$1,423	$1,417
Average net sales per square foot(2)	$286	$311	$313
Gross profit %	32.1%	34.5%	35.9%
Compensation and benefits as a % of sales	16.8%	15.6%	15.8%
Other operating expenses as a % of sales	9.3%	7.8%	7.3%
Inventory yield(3)	279.8%	287.7%	286.8%
Return on assets (ROA)(4)	5.1%	15.4%	11.7%

(1)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(2)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(3)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.

(4)	Return on assets equals net income allocable to common shareholders divided by total assets.
Strategic Areas of Emphasis
      The increase in our store base during fiscal 2004 reflected a continued commitment to growth following the growth in fiscal 2003 and our initial public offering in July 2002. That transaction enabled us to reduce our debt significantly, which led to a significant reduction in interest expense and the ability to allocate more of our cash toward capital expenditures and working capital for new stores. Capital expenditures for fiscal 2004 were $30.0 million, of which $18.4 million was related to leasehold improvements, equipment and fixtures for new stores. We also spent $4.8 million on new information technology systems and related material handling equipment as part of our relocation to a new distribution center during the second quarter of fiscal 2004.
      The construction of new stores will continue to be an important part of our strategy in fiscal 2005. We plan on opening 55-60 new stores and closing 30 stores during the upcoming year. Our stores historically have operated primarily in enclosed malls, but in fiscal 2003 we opened 17 of our 42 new stores in a variety of non-mall venues including “lifestyle” centers, “power” centers and outlet centers. We continued this trend in fiscal 2004, opening 44 of our 54 new stores in these non-mall venues. At January 29, 2005, we operated 79 of our 320 stores in non-mall venues, and we anticipate that substantially all of our new store openings in fiscal 2005 will be in non-mall venues. Although our sample of non-mall stores is still relatively small, typically these stores have been able to achieve equivalent sales volumes with lower total occupancy costs than our mall stores.
      The following table summarizes our stores and square footage under lease in mall and non-mall locations as of January 29, 2005 and January 31, 2004:

	Stores		Square Footage		Average Store Size

	1/29/05	1/31/04	1/29/05	1/31/04	1/29/05	1/31/04

Mall	241	245	1,108,964	1,116,332	4,602	4,556
Non-Mall	79	35	393,923	165,605	4,986	4,732

Total	320	280	1,502,887	1,281,937	4,697	4,578

      Another important area of emphasis will be improving the effectiveness of our supply chain. We commenced operations in a newly built distribution center in the second quarter of fiscal 2004. This new facility replaced the three buildings that previously supported our central distribution effort. The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. In fiscal 2005 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage costs as a result of this move and our continued improvement in distribution practices.
      Our objective is to finance all of our operating and investing activities with cash provided by operations and borrowings under our revolving credit line. Our cash balances increased to $17.9 million at January 29, 2005 from $17.4 million at January 31, 2004. We expect that capital expenditures for fiscal 2005 will range from $28 million to $30 million, primarily to fund the construction of 55-60 new stores and maintain our information technology infrastructure.
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
      Cost of sales and inventory valuation — Our inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur near our fiscal year end. We also evaluate the cost of our inventory in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.
      Depreciation and recoverability of long-lived assets — Approximately 49% of our assets at January 29, 2005, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are generally depreciated over 5 years. Computer software and equipment is depreciated over 3-5 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the original non-cancelable lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of its assigned depreciable life, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable life, no depreciation expense is being realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events or changes in circumstances such as anticipated store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store-generated cash flows. The review includes a comparison of the carrying value of the store assets to the future undiscounted cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit and store expense increases and decreases. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.
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

Fiscal 2004 Compared to Fiscal 2003
      Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	Fiscal 2004		Fiscal 2003		Change

	$	%	$	%	$	%

	(restated)
Net sales	$394,429	100.0%	$369,158	100.0%	$25,271	6.8%
Cost of sales	267,638	67.9%	241,845	65.5%	25,793	10.7%

Gross profit	126,791	32.1%	127,313	34.5%	(522)	(0.4)%
Operating expenses:
Compensation and benefits	66,180	16.8%	57,574	15.6%	8,606	14.9%
Other operating expenses	36,866	9.3%	28,923	7.8%	7,943	27.5%
Lease termination charge	—	0.0%	1,053	0.3%	(1,053)	(100.0)%
Depreciation and amortization	12,055	3.1%	9,325	2.5%	2,730	29.3%
Non-cash stock compensation charge	209	0.0%	269	0.1%	(60)	(22.3)%

Operating income	11,481	2.9%	30,169	8.2%	(18,688)	(61.9)%
Interest expense, net	827	0.2%	661	0.2%	166	25.1%
Other income, net	(233)	(0.1)%	(174)	(0.0)%	(59)	33.9%

Income before income taxes	10,887	2.8%	29,682	8.0%	(18,795)	(63.3)%
Income tax provision	4,298	1.1%	11,641	3.1%	(7,343)	(63.1)%

Net income	$6,589	1.7%	$18,041	4.9%	$(11,452)	(63.5)%

      Net sales. Net sales increased by 6.8% to $394.4 million for fiscal 2004 from $369.2 million for fiscal 2003. The net sales increase in fiscal 2004 resulted primarily from the opening of new stores. We opened 54 new stores in fiscal 2004 and 42 new stores in fiscal 2003, and we closed 14 stores in fiscal 2004 and 11 stores in fiscal 2003. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset by a decline of 5.2% in comparable store net sales for fiscal 2004. During fiscal 2003, comparable store net sales decreased 0.2%. The comparable store net sales decline resulted from several factors, including a difficult sales environment in the home décor sector. Additionally, our merchandise assortments were not sufficiently compelling to customers, particularly in several of our home décor categories where our inventory mix became overly broad during the second and third quarters of the year. Key categories that outperformed the prior year included novelty/gift items and textiles. These increases were offset by declines in decorative accessories, floral, housewares, frames, and garden. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $41.2 million over the prior year. This increase was partially offset by the negative comparable store sales performance, which accounted for a $15.9 million decrease from the prior year. The comparable store sales performance was characterized by higher average retail prices offset by lower transaction volumes.
      Gross profit. Gross profit decreased $0.5 million, or 0.4%, to $126.8 million for fiscal 2004 from $127.3 million for fiscal 2003. Gross profit expressed as a percentage of net sales decreased to 32.1% for fiscal 2004, from 34.5% for fiscal 2003. The decrease in gross profit as a percentage of net sales resulted from higher product cost of sales, which includes freight expenses. Product cost of sales, including freight expenses, increased during fiscal 2004 as a percentage of sales, primarily due to heavier markdown activity in response to a difficult sales environment and to correct uneven merchandise assortments and inventory positions. Store occupancy costs also increased as a percentage of sales as the comparable store net sales decline negatively affected the occupancy ratio, offsetting the benefits we began to achieve from our shift to more non-mall real estate, the occupancy rates for which tend to be lower than those for enclosed mall properties. Central distribution costs increased slightly as a percentage of net sales due to the transition costs incurred during the second quarter of 2004 in connection with our move into a new distribution center.
      Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $66.2 million, or 16.8% of net sales, for fiscal 2004 as compared to $57.6 million, or 15.6% for fiscal 2003. The increase in the compensation and benefits ratio was primarily due to the negative comparable store net sales performance. In particular, we were not able to reduce hours sufficiently in stores to maintain the ratio at the prior year level. Furthermore, we made several additions to corporate management during 2004 in order to strengthen key departments such as merchandising, marketing and store operations. Finally, and to a lesser extent, we experienced increases in health care costs related to our employee health insurance coverage.
      Other operating expenses. Other operating expenses, including both store and corporate costs, were $36.9 million, or 9.3% of net sales, for fiscal 2004 as compared to $28.9 million, or 7.8% of net sales, for fiscal 2003. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative comparable store sales performance and the lack of a positive leveraging effect on the relatively fixed components of store and corporate operating expenses. Additionally, we increased spending on advertising and promotion by approximately $1.8 million during fiscal 2004 as we experimented with various forms of media advertising and other marketing programs in order to drive customer traffic to our stores. Furthermore, corporate professional fees increased due to the costs associated with our efforts to comply with the Sarbanes-Oxley Act. These costs totaled approximately $1.0 million for fiscal 2004. We expect these costs to decrease in fiscal 2005.
      Lease termination charge. During the fourth quarter of fiscal 2003, we provided notice to our landlords of our intent to terminate the leases on our existing central distribution facilities. Consequently, upon providing that notice, we recorded a charge of $1.1 million related to the penalties associated with those early terminations. No such charge was recorded during fiscal 2004.
      Depreciation and amortization. Depreciation and amortization expense was $12.1 million, or 3.1% of net sales, for fiscal 2004 as compared to $9.3 million, or 2.5% of net sales, for fiscal 2003. The increase in depreciation and amortization was the result of the growth of the store base and the increased capital costs associated with our move to a new distribution center during the second quarter of 2004.
      Non-cash stock compensation charge. During fiscal 2004 and fiscal 2003, we incurred non-cash stock compensation charges related to stock options granted to certain employees in November 2001. The charge related to these stock option arrangements amounted to $0.2 million for fiscal 2004, a decrease from $0.3 million for fiscal 2003. See Note 9 to our consolidated financial statements. This charge was taken ratably over the vesting period of the November 2001 options. These options are now fully vested; therefore, there will be no additional charge related to these options in future periods.
      Interest expense, net. Net interest expense was $0.8 million, or 0.2% of net sales, for fiscal 2004 as compared to $0.7 million, or 0.2% of net sales, for fiscal 2003. The increase was the result of the October 2004 refinancing of our line of credit facility. As a result of this refinancing, we recorded a charge upon early retirement of our previous facility of $0.3 million. There was no such charge in the prior year.
      Income taxes. Income tax provision was $4.3 million, or 39.5% of income before income taxes, for fiscal 2004 compared to $11.6 million, or 39.2% of income before income taxes, for fiscal 2003.
      Net income. As a result of the foregoing, net income $6.6 million, or 1.7% of net sales, for fiscal 2004 compared to $18.0 million, or 4.9% of net sales, for fiscal 2003. Diluted earnings per share was $0.34 for fiscal 2004 as compared to $0.92 for fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002
      Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	Fiscal 2003		Fiscal 2002		Change

	$	%	$	%	$	%

	(restated)		(restated)
Net sales	$369,158	100.0%	$341,504	100.0%	$27,654	8.1%
Cost of sales	241,845	65.5%	219,007	64.1%	22,838	10.4%

Gross profit	127,313	34.5%	122,497	35.9%	4,816	3.9%
Operating expenses:
Compensation and benefits	57,574	15.6%	53,887	15.8%	3,687	6.8%
Other operating expenses	28,923	7.8%	25,097	7.3%	3,826	15.2%
Lease termination charge	1,053	0.3%	—	0.0%	1,053	100.0%
Depreciation and amortization	9,325	2.5%	8,212	2.4%	1,113	13.6%
Non-cash stock compensation charge	269	0.1%	2,579	0.8%	(2,310)	(89.6)%

Operating income	30,169	8.2%	32,722	9.6%	(2,553)	(7.8)%
Interest expense, net	661	0.2%	6,232	1.8%	(5,571)	(89.4)%
Other income, net	(174)	(0.0)%	(128)	(0.0)%	(46)	35.9%

Income before income taxes	29,682	8.0%	26,618	7.8%	3,064	11.5%
Income tax provision	11,641	3.1%	10,721	3.1%	920	8.6%

Income before accretion of preferred stock and dividends accrued	18,041	4.9%	15,897	4.7%	2,144	13.5%
Accretion of redeemable preferred stock and dividends accrued	—	0.0%	5,626	1.7%	(5,626)	(100.0)%

Net income allocable to common stock	$18,041	4.9%	$10,271	3.0%	$7,770	75.6%

      Net sales. Net sales increased by 8.1% to $369.2 million for fiscal 2003 from $341.5 million for fiscal 2002. The net sales increase in fiscal 2003 resulted primarily from the opening of new stores. We opened 42 new stores in fiscal 2003 and 16 new stores in fiscal 2002, and we closed 11 stores in fiscal 2003 and one store in fiscal 2002. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset somewhat by a decline of 0.2% in comparable store net sales for fiscal 2003. During fiscal 2002, comparable store net sales increased 8.4%. The comparable store net sales decline was primarily the result of a weak fourth quarter, during which comparable store net sales declined 4.7%. Key categories that outperformed the prior year included wall decor, candles, textiles and housewares. These increases were offset by declines in lamps, garden, decorative accessories and holiday. In response to weak sales in the holiday category in the fourth quarter of fiscal 2002, we purchased less holiday merchandise for the fourth quarter of fiscal 2003. However, sales in our non-holiday categories were not sufficient to make up for the lower sales of holiday merchandise. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $28.5 million over the prior year. This increase was partially offset by the negative comparable store sales performance, which accounted for an $0.8 million decrease from the prior year. The comparable store sales performance was characterized by relatively flat unit sales along with a slight decrease in the average retail price per item.
      Gross profit. Gross profit increased $4.8 million, or 3.9%, to $127.3 million for fiscal 2003 from $122.5 million for fiscal 2002. Gross profit expressed as a percentage of net sales decreased to 34.5% for fiscal 2003, from 35.9% for fiscal 2002. The decrease in gross profit as a percentage of net sales resulted from higher product cost of sales, which includes freight expenses. Product cost of sales, including freight expenses, increased during fiscal 2003 as a percentage of sales, primarily due to heavier markdown activity in response to a sluggish sales environment and the underperformance of certain merchandise categories, particularly in the first and second quarters. Store occupancy costs also increased as a percentage of sales due to the comparable store net sales decline. Consistent with our strategic plans, central distribution costs increased slightly as a percentage of net sales as we continued to build the infrastructure to support a higher level of activity in our central distribution centers.
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
      Lease termination charge. During the fourth quarter of fiscal 2003, we provided notice to our landlords of our intent to terminate the leases on our existing central distribution facilities. Consequently, upon providing that notice, we recorded a charge of $1.1 million related to the penalties associated with these early terminations. No such charge was recorded during fiscal 2002.
      Depreciation and amortization. Depreciation and amortization expense was $9.3 million, or 2.5% of net sales, for fiscal 2003 as compared to $8.2 million, or 2.4% of net sales, for fiscal 2002. The increase in depreciation and amortization was the result of the growth of the store base and the completion of various information technology projects.
      Non-cash stock compensation charge. During fiscal 2003, we incurred non-cash stock compensation charges related to stock options granted to certain employees in November 2001. During fiscal 2002, we incurred non-cash stock compensation charges related to these options as well as certain stock options granted to a consultant in July 2001, and certain re-priced employee stock options for which variable accounting methods were required. Charges related to these stock option arrangements amounting to $0.3 million, or 0.1% of net sales, were recorded for fiscal 2003, a decrease from $2.6 million, or 0.8% of net sales, for fiscal 2002. See Note 9 of the notes to our consolidated financial statements.
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

      Income taxes. Income tax provision was $11.6 million, or 39.2% of income before income taxes, for fiscal 2003 compared to $10.7 million, or 40.3% of income before income taxes, for fiscal 2002. The decrease in the effective tax rate for fiscal 2003 was primarily the result of fewer non-deductible stock compensation charges during 2003 as compared to fiscal 2002.
      Net income. As a result of the foregoing, income before accretion of preferred stock and dividends accrued was $18.0 million, or 4.9% of net sales, for fiscal 2003 compared to $15.9 million, or 4.7% of net sales, for fiscal 2002 During fiscal 2002, preferred stock accretion and dividends of $5.6 million were recorded, resulting in net income allocable to common shareholders of $10.3 million.
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
      Cash flows from operating activities. Net cash provided by operating activities was $30.3 million, $35.9 million and $21.5 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The primary sources of our cash flow typically are net income, adjusted for non-cash charges, and construction allowances received from landlords. The changes in net cash provided by operating activities depend heavily on changes in working capital, the timing and amount of payments for income taxes, and the timing of interest payments on indebtedness. During fiscal 2002, non-cash working capital increased $7.2 million as we began to increase our growth rate. Additionally, during 2002, we refinanced our existing indebtedness and completed an initial public offering. Through these two financing events, we repaid $13.4 million in previously accrued interest. During fiscal 2003, net cash provided by operating activities increased as a result of higher net income, greater construction allowances due to an increase in new store growth, and the lack of large payments of accrued interest due to the retirement of all outstanding long-term debt during fiscal 2002. Non-cash working capital increased $2.1 million during fiscal 2003 as we continued to increase our growth rate and required incremental inventory investment for our new stores. Offsetting this incremental use of cash, we received a benefit from the new bonus depreciation tax laws that were in effect for fiscal 2003, resulting in a favorable impact on operating cash flow. Operating cash flow decreased during fiscal 2004, as our financial performance declined. Net income declined to $6.6 million from $18.0 million in fiscal 2003. This decline was offset by a decline in inventory of $4.5 million as we attempted to manage working capital tightly in a challenging sales environment. We again received a tax benefit from the bonus depreciation laws in effect during fiscal 2004. This benefit will not be available for fiscal 2005 capital expenditures due to the expiration of the applicable tax law.
      Cash flows from investing activities. Net cash used in investing activities was $30.0 million, $22.8 million and $11.2 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. These amounts consisted entirely of capital expenditures offset slightly by proceeds received from the sale of certain assets. These capital expenditures primarily included investments in new store construction; existing store remodels; information technology assets for stores, the distribution center, and the corporate headquarters; and materials handling equipment for our new distribution facility. The increase in this amount over the last three fiscal years is due to the growth in our store base and the related infrastructure investments we have made to prepare us for our growth and expansion plans. During fiscal 2004, we opened 54 new stores and remodeled 7 stores. We expect that capital expenditures for fiscal 2005 will range from $28 to $30 million, primarily to fund the construction of 55-60 new stores and the maintenance of our information technology infrastructure. We anticipate that capital expenditures, including leasehold improvements, furniture and fixtures, and equipment for our fiscal 2005 new stores will average approximately $350,000-$375,000 per store. We anticipate that we will continue to receive landlord allowances, which help to defray a portion of the cost of our leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
      Cash flows from financing activities. Net cash provided by financing activities was $0.2 million in fiscal 2004. Net cash used in financing activities was $1,000 and $35.8 million for fiscal 2003 and fiscal 2002, respectively. Cash flows from financing activities for fiscal 2004 were primarily comprised of borrowings and repayments under our revolving credit facility. The facility was drawn to a peak of $18.7 million and paid down to zero by the end of the fiscal year. During fiscal 2003, cash flows from financing activities also primarily related to bank revolver activity. We borrowed to a peak of $13 million and paid down to zero by the end of the year. During fiscal 2002, two significant financing events took place — our senior debt refinancing and our initial public offering of common stock. The net use of cash for fiscal 2002 reflected the retirement of approximately $101.4 million in long-term obligations and certain shares of common stock. These retirements and repurchases were funded with a combination of existing cash balances and the proceeds of these two financing events. Additionally, using availability from our revolving line of credit we were able to complete the full repayment of our $15 million term loan during the third quarter of fiscal 2002.
      Revolving credit facility. On October 4, 2004, we completed a refinancing of our revolving credit facility and entered into a new, five-year senior secured credit facility with a revolving loan limit of $45 million. The new facility includes a letter of credit subfacility for up to $15 million of the total loan limit. Amounts borrowed under the facility bear interest at a floating rate equal to the 60-day LIBOR rate plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base) per annum. We also pay an unused line fee of 0.2% per annum based on the excess of the loan limit over our actual borrowings. The maximum availability under the facility is limited by a borrowing base that consists of a percentage of eligible inventory and credit card receivables less reserves. Our credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also may from time to time decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The facility also contains provisions that could result in changes to the presented terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The facility has one financial covenant that requires us to maintain excess availability under the borrowing base of $3 million at all times. The facility matures in October 2009. As of January 29, 2005, we were in compliance with the covenants in the facility and there were no borrowings outstanding under the facility.
      At January 29, 2005, our balance of cash and cash equivalents was $17.9 million and the borrowing availability under our facility was $20.3 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2005 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.
      Contractual obligations. The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of January 29, 2005, and do not reflect our expectations as to expenditures for the categories of obligations described below. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added.

	Payments Due By Period

Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years

	(Dollars in millions)
Operating lease obligations(1)	$206.7	$33.0	$60.4	$47.1	$66.2
Purchase obligations(2)	$63.1	$63.1	—	—	—

Total	$269.8	$96.1	$60.4	$47.1	$66.2

(1)	Operating leases consist of future minimum rental payments required under non-cancelable operating leases and does not include future minimum sublease rentals. The amounts included above primarily consist of operating leases for our store locations and distribution facilities, but also include operating leases for certain equipment and vehicles.

(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of January 29, 2005.
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
      The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2004 and fiscal 2003. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. The quarterly information below has been revised to reflect the restatement of the financial statements with respect to certain lease-related accounting adjustments. Refer to Note 2 to the consolidated financial statements.

	Fiscal 2004 Quarter Ended(1)

	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005

	(restated)	(restated)	(restated)
Net sales	$82,611	$84,701	$82,815	$144,302
Gross profit	26,334	21,923	24,584	53,950
Operating income (loss)	1,319	(4,427)	(4,434)	19,023
Net income (loss)	765	(2,745)	(2,992)	11,561
Earnings (loss) per common share:
Basic	0.04	(0.14)	(0.16)	0.60
Diluted	0.04	(0.14)	(0.16)	0.59
Stores open at end of period	278	289	305	320
Comparable store net sales increase (decrease)	1.5%	(3.4)%	(13.8)%	(4.9)%

	Fiscal 2003 Quarter Ended(2)

	May 3,	August 2,	November 1,	January 31,
	2003	2003	2003	2004

	(restated)	(restated)	(restated)	(restated)
Net sales	$73,437	$78,951	$84,052	$132,718
Gross profit	23,941	23,899	28,196	51,277
Operating income	1,945	1,359	3,196	23,669
Net income	1,113	738	1,835	14,355
Earnings per common share:
Basic	0.06	0.04	0.10	0.75
Diluted	0.06	0.04	0.09	0.73
Stores open at end of period	251	258	279	280
Comparable store net sales increase (decrease)	5.1%	(0.9)%	2.7%	(4.7)%

(1)	Net income (loss) previously reported in our Quarterly Reports on Form 10-Q was $850,000 for the 13 weeks ended May 1, 2004; $(2,661,000) for the 13 weeks ended July 31, 2004; and $(2,908,000) for the 13 weeks ended October 30, 2004. Diluted earnings per share was not affected for the 13 weeks ended May 1, 2004. Diluted earnings per share was reduced by $0.01 for each of the 13 week periods ended July 31, 2004 and October 30, 2004. See Note 2 to the consolidated financial statements.

(2)	Net income (loss) previously reported in our Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K was $1,138,000 for the 13 weeks ended May 3, 2003; $764,000 for the 13 weeks ended August 2, 2003; $1,861,000 for the 13 weeks ended November 1, 2003; and $14,380,000 for the 13 weeks ended January 31, 2004. Diluted earnings per share was not affected for the 13 week periods ended May 3, 2003, August 2, 2003 and January 31, 2004. Diluted earnings per share was reduced by $0.01 for the 13 weeks ended November 1, 2003. See Note 2 to the consolidated financial statements.
Inflation
      We do not believe that our operating results have been materially affected by inflation during the preceding three fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires the fair-value measurement of all stock-based awards to employees, including stock option grants, and the recognition of the resulting expense in our consolidated financial statements. The provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. Accordingly, we will be required to adopt SFAS No. 123R in the third quarter of fiscal 2005. We will continue to account for stock-based compensation using the intrinsic value approach until adoption of SFAS No. 123R on July 31, 2005. We are currently evaluating the provisions of SFAS No. 123R and have not yet determined the method of adoption, its impact on our financial statements, or its impact in relation to the pro forma disclosures historically disclosed in the notes to the financial statements.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Market risks related to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes short-term LIBOR rates and/or contracts. The base interest rate used in our senior credit facility is the 60-day LIBOR; however, from time to time, we may enter into one or more LIBOR contracts. These LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when such contracts are renewed.
      As of January 29, 2005, we had no outstanding borrowings under our revolving credit facility. All amounts borrowed throughout the year under our revolving credit facility were entered into for other than trading purposes.
      We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 29, 2005.

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
Evaluation of Disclosure Controls and Procedures
      We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2005 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 29, 2005.

      PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of January 29, 2005, as stated in their report which is included herein.
Management’s Consideration of the Restatement
      In coming to the conclusion that our internal control over financial reporting was effective as of January 29, 2005, our management considered, among other things, the control deficiency related to our accounting for leases, which resulted in the need to restate our previously filed financial statements as disclosed in footnote 2 to our consolidated financial statements included in this Form 10-K. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, Materiality, Accounting Principles Board Opinion No. 28, Interim Financial Reporting, paragraph 29 and SAB Topic 5-F, Accounting Changes Not Retroactively Applied Due to Immateriality, and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on shareholders’ equity was not material on the financial statements of prior interim or annual periods; and (iii) that we were required to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, the control deficiency that resulted in the restatement when aggregated with other deficiencies did not constitute a material weakness.
Changes in Internal Control Over Financial Reporting
      There have been no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 6, 2005, information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K, and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.
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
Equity Compensation Plan Information

(c)
(a)
		(b)	Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of outstanding	exercise price of	compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	637,855	$7.24	2,625,572
Equity compensation plans not approved by security holders	—	—	—
Total	635,855	$7.24	2,625,572

Item 13.	Certain Relationships and Related Transactions
      The information contained in the section titled “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accounting Fees and Services
      The information contained in the section titled “Other Matters — Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K
(a) 1. Financial Statements
      The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Kirkland’s, Inc.:
      We have completed an integrated audit of Kirkland’s, Inc.’s fiscal 2004 consolidated financial statements and of its internal control over financial reporting as of January 29, 2005 and audits of its fiscal 2003 and fiscal 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated Financial Statements
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kirkland’s, Inc. and its subsidiaries at January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As described in Note 2, the consolidated financial statements for the years ended January 31, 2004 and February 1, 2003 have been restated.
Internal Control over Financial Reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 29, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

PricewaterhouseCoopers LLP
Memphis, Tennessee
April 12, 2005

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS

	January 29, 2005	January 31, 2004

	(In thousands, except share data)
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,912	$17,423
Inventories, net	37,073	41,574
Income taxes receivable	2,124	—
Prepaid expenses and other current assets	6,278	7,570
Deferred income taxes	1,265	1,813

Total current assets	64,652	68,380
Property and equipment, net	64,020	46,246
Deferred income taxes	—	526
Debt issue costs, net	83	280
Goodwill	1,382	1,382

Total assets	$130,137	$116,814

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,199	$19,995
Income taxes payable	—	6,487
Accrued expenses	14,936	14,085

Total current liabilities	37,135	40,567
Deferred income taxes	2,376	—
Deferred rent	25,506	18,175

Total liabilities	65,017	58,742

Commitments and contingencies (Note 12)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 29, 2005 and January 31, 2004	—	—
Common stock, no par value, 100,000,000 shares authorized; 19,264,412 and 19,166,022 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively	138,607	138,149
Loan to shareholder	(619)	(620)
Accumulated deficit	(72,868)	(79,457)

Total shareholders’ equity	65,120	58,072

Total liabilities and shareholders’ equity	$130,137	$116,814

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Week Period Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands, except per share data)
		(restated)	(restated)
Net sales	$394,429	$369,158	$341,504
Cost of sales (exclusive of depreciation and amortization as shown below)	267,638	241,845	219,007

Gross profit	126,791	127,313	122,497
Operating expenses:
Compensation and benefits	66,180	57,574	53,887
Other operating expenses	36,866	28,923	25,097
Lease termination charge	—	1,053	—
Depreciation and amortization	12,055	9,325	8,212
Non-cash stock compensation charge	209	269	2,579

Total operating expenses	115,310	97,144	89,775
Operating income	11,481	30,169	32,722
Interest expense:
Senior, subordinated and other indebtedness	412	485	3,362
Class C Preferred Stock	—	—	1,134
Amortization of debt issue costs	147	210	944
Loss on early extinguishment of long-term debt	364	—	325
Inducement charge on exchange of Class C Preferred Stock	—	—	554

Total interest expense	923	695	6,319
Interest income	(96)	(34)	(87)
Other income	(233)	(174)	(172)
Other expenses	—	—	44

Income before income taxes	10,887	29,682	26,618
Income tax provision	4,298	11,641	10,721

Income before accretion of preferred stock and dividends accrued	6,589	18,041	15,897
Accretion of redeemable preferred stock and dividends accrued	—	—	(5,626)

Net income allocable to common shareholders	$6,589	$18,041	$10,271

Earnings per share:
Basic	$0.34	$0.95	$0.73

Diluted	$0.34	$0.92	$0.70

Weighted average number of shares outstanding:
Basic	19,231	19,048	13,979

Diluted	19,541	19,545	14,657

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock
			Loan to	Accumulated	Total Equity
	Shares	Amount	Shareholder	Deficit	(Deficit)

		(In thousands, except share data)
Balance at February 2, 2002 (restated)	7,531,585	$229	$—	$(113,395)	$(113,166)
Reclassification of common stock warrants to equity due to termination of put feature		7,020			7,020
Accretion of redeemable preferred stock and dividends accrued		(5,626)			(5,626)
Exercise of stock options and employee stock purchases	169,997	2,210	(217)		1,993
Initial public offering of common stock, net of offering expenses	4,925,000	66,543			66,543
Exercise of common stock warrants	2,096,135
Conversion of Class A, Class B and Class D Preferred Stock	4,209,906	63,149			63,149
Conversion of Class C Preferred Stock	567,526	8,471			8,471
Repurchase of common stock	(589,798)	(8,228)			(8,228)
Difference in repurchase of preferred stock and carrying value		1,945			1,945
Tax benefit from exercise of stock options		111			111
Accrued interest on shareholder loan, net of interest paid			(8)		(8)
Income before accretion of preferred stock and dividends accrued (restated)				15,897	15,897

Balance at February 1, 2003 (restated)	18,910,351	135,824	(225)	(97,498)	38,101
Exercise of stock options and employee stock purchases	255,671	2,166			2,166
Tax benefit from exercise of stock options		159			159
Accrued interest on shareholder loan, net of interest paid			(14)		(14)
Shareholder loan advance			(381)		(381)
Net income (restated)				18,041	18,041

Balance at January 31, 2004 (restated)	19,166,022	138,149	(620)	(79,457)	58,072
Exercise of stock options and employee stock purchases	98,390	349			349
Tax benefit from exercise of stock options		109			109
Net interest paid on shareholder loan			1		1
Net income				6,589	6,589

Balance at January 29, 2005	19,264,412	$138,607	$(619)	$(72,868)	$65,120

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Week Period Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
		(restated)	(restated)
Cash flows from operating activities:
Income before accretion of redeemable preferred stock and dividends accrued	$6,589	$18,041	$15,897
Adjustments to reconcile income before accretion of preferred stock and dividends accrued to net cash provided by operating activities:
Depreciation of property and equipment	12,055	9,325	8,212
Loss on early extinguishment of long-term debt	139	—	325
Amortization of debt issue costs and debt discount	147	210	1,004
Non-cash stock compensation charge	209	269	2,579
Inducement charge associated with exchange of Class C Preferred Stock	—	—	554
Loss on disposal of property and equipment	192	457	132
Deferred income taxes	3,450	1,965	(1,220)
Changes in assets and liabilities:
Inventories, net	4,501	(2,102)	(6,709)
Prepaid expenses and other current assets	1,292	(2,892)	(2,721)
Other noncurrent assets	—	4	91
Accounts payable	2,204	2,401	5,064
Income taxes payable	(8,502)	(181)	7,006
Accrued expenses and other noncurrent liabilities	8,063	8,442	(8,727)

Net cash provided by operating activities	30,339	35,939	21,487

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	25	15
Capital expenditures	(30,025)	(22,784)	(11,184)

Net cash used in investing activities	(30,021)	(22,759)	(11,169)

Cash flows from financing activities:
Borrowings on revolving line of credit	80,283	20,551	36,194
Repayments on revolving line of credit	(80,283)	(20,551)	(36,194)
Proceeds from term loan	—	—	15,000
Principal payments on long-term debt, including Class C Preferred Stock	—	—	(82,382)
Net proceeds from initial public offering	—	—	66,543
Redemption of Class A, Class B and Class D Preferred Stock	—	—	(25,826)
Repurchase of common stock	—	—	(8,228)
Exercise of stock options and employee stock purchases	259	394	78
Debt issue costs	(89)	—	(1,002)
Advance on shareholder loan and net interest paid (accrued)	1	(395)	(8)

Net cash provided by (used in) financing activities	171	(1)	(35,825)

Cash and cash equivalents:
Net increase (decrease)	$489	$13,179	$(25,507)
Beginning of the year	17,423	4,244	29,751

End of the year	$17,912	$17,423	$4,244

Supplemental cash flow information:
Interest paid	$405	$485	$15,875

Income taxes paid	$9,349	$9,856	$4,998

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business and Significant Accounting Policies
      Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home decor with 320 stores in 37 states as of January 29, 2005. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc. and kirklands.com, inc. Significant intercompany accounts and transactions have been eliminated.
      Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2004 represented 52 weeks ended on January 29, 2005; fiscal 2003 represented 52 weeks ended on January 31, 2004; and fiscal 2002 represented 52 weeks ended on February 1, 2003.
      Cash and cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and investments with maturities of 90 days or less at the date of purchase.
      Inventories — Inventories are stated at the lower of cost or market, net of allowances, with cost being determined using the average cost method which approximates current cost.
      Prepaid expenses and other current assets — Prepaid expenses and other current assets consist primarily of prepaid rent, prepaid insurance and receivables from landlords for tenant allowances. Tenant allowance receivables were $2,487,000 and $3,582,000 at January 29, 2005, and January 31, 2004, respectively.
      Property and equipment — Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Furniture, fixtures and equipment are generally depreciated over 5 years. Buildings are depreciated over 40 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal. As of January 29, 2005, and January 31, 2004, the Company had property and equipment with aggregated original acquisition costs of $26.9 million and $23.2 million that were fully-depreciated.
      Debt issue costs — Debt issue costs are amortized using the straight-line method, which approximates the interest method, over the life of the debt and are shown net of accumulated amortization of $6,000 at January 29, 2005, and $351,000 at January 31, 2004. Amortization of debt issue costs is included as a separate component of interest expense in the consolidated statements of operations.
      Long-lived assets — The Company periodically reviews the recoverability of property and equipment and other long-lived assets whenever an event or change in circumstances indicates the carrying amount of an asset or group of store-level assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of store-level assets with their associated carrying value. If the carrying value of the asset or group of store-level assets exceeds the expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. The Company recorded an impairment of $401,000 and $223,000 during fiscal 2004 and fiscal 2003, respectively, which represents the impairment of the leasehold improvements of stores anticipated to be closed. These impairment charges are included in depreciation and amortization on the consolidated statements of operations. No impairment charge was recorded during fiscal 2002. These stores also had other long-lived assets, consisting of computer equipment, furniture and fixtures, and other equipment with carrying values of $542,000 and $409,000 in fiscal 2004 and 2003, respectively, that were not considered to be impaired due to the transfer of such assets for use in other store locations or the corporate office.
      Goodwill — The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but reviewed for impairment on an annual

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
basis during each fourth quarter or more frequently when events and circumstances indicate that an impairment may have occurred. Upon adoption of SFAS No. 142 in fiscal 2002, there was accumulated amortization on goodwill of $285,000. The Company has not recorded an impairment to its goodwill since adopting SFAS No. 142.
      Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are self-insured up to certain stop-loss limits. It is the Company’s policy to record its self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical trends. Actual results can vary from estimates for many reasons, including, among others, inflation rates, claim settlement patterns, litigation trends and legal interpretations.
      Customer loyalty program — During fiscal 2004, the Company established a private-label credit card program for its customers. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. All cardholders are automatically enrolled in a loyalty program whereby they earn loyalty points by making purchases in the Company’s stores. Attaining specified loyalty point levels results in the issuance of discount certificates to the cardholder. The Company accrues for the expected liability, based on estimated redemption rates associated with the discount certificates issued as well as the accumulated points that have not yet resulted in the issuance of a certificate.
      Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the lease term, as defined by SFAS No. 13, Accounting for Leases, as amended. Additionally, the Company may not pay rent during the build-out period for its new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the lease term commencing with the date of entry to the leased space, and records the difference between amounts charged to operations and amounts paid as a noncurrent liability. The cumulative net excess of recorded rent expense over lease payments made of $6.2 million and $5.0 million is reflected in deferred rent in the consolidated balance sheets as of January 29, 2005, and January 31, 2004, respectively.
      The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as a noncurrent liability and amortized as a reduction to rent expense over the lease term. The unamortized amount of construction allowances of $19.3 million and $13.2 million is also reflected in deferred rent in the consolidated balance sheets as of January 29, 2005, and January 31, 2004, respectively.
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

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising expenses — Advertising costs are expensed in the period in which the advertising first takes place. Advertising expense was $4,192,000, $2,456,000, and $2,447,000 for fiscal years 2004, 2003 and 2002, respectively.
      Other income — Other income consists of sales tax rebates of $170,000, $144,000, and $149,000 for fiscal years 2004, 2003 and 2002, respectively, and other miscellaneous income of $64,000, $30,000, and $23,000 for fiscal years 2004, 2003 and 2002, respectively.
      Income taxes — Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
      Stock options — The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, in accounting for its stock compensation plans. These plans are more fully described in Note 9 to these financial statements. Compensation cost on stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the exercise price. The following table illustrates the effect on net income allocable to common shareholders and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123. Pursuant to SFAS No. 123R, the pro forma disclosures permitted under SFAS No. 123 will no longer be an alternative to recognition within the financial statements. The Company is required to adopt SFAS No. 123R in the third quarter of fiscal 2005.

	52 Weeks Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
Net income allocable to common shareholders, as reported	$6,589	$18,041	$10,271
Add: Stock-based compensation costs, net of taxes, included in determination of net income allocable to common shareholders	209	269	1,973
Deduct: Stock-based compensation costs, net of taxes, determined under the fair value based method for all awards	(648)	(621)	(2,064)

Pro forma net income allocable to common shareholders	$6,150	$17,689	$10,180

Earnings per share:
Basic, as reported	$0.34	$0.95	$0.73

Basic, pro forma	$0.32	$0.93	$0.73

Diluted, as reported	$0.34	$0.92	$0.70

Diluted, pro forma	$0.31	$0.91	$0.69

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model based upon the following assumptions: expected volatility ranging from 41.9% to 47.3% for fiscal 2004, 51.4% to 55.0% for fiscal 2003, and 55.0% for 2002; risk-free interest rates ranging from 3.4%

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to 3.9% in fiscal 2004, 2.4% to 3.4% in fiscal 2003 and 2.9% in fiscal 2002; expected lives of 5 years; and no expected dividend payments.
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
      Fair value of financial instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on and off balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments such as trade receivables and payables, lease contracts and all non-financial instruments such as buildings and equipment. As of January 29, 2005, the book value approximated fair value for all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.
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
      Earnings per share — Basic earnings per share is computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share is computed by dividing net income allocable to common shareholders by the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents outstanding during the applicable periods.
      Comprehensive income — Comprehensive income is reported in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income does not differ from the consolidated net income allocable to common shareholders presented in the consolidated statements of operations.
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
      Recent accounting pronouncements — In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R requires the fair-value measurement of all stock-based awards to employees, including stock option grants, and the recognition of the resulting expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. Accordingly, the Company will be required to adopt SFAS No. 123R in the third quarter of fiscal 2005. The Company will continue to account for stock-based compensation using the intrinsic value approach until adoption of SFAS No. 123R on July 31, 2005. The Company is currently evaluating the provisions of SFAS No. 123R and has not yet determined the method of adoption, its impact on the Company’s financial statements, or its impact in relation to the pro forma disclosures historically disclosed in the notes to the financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s financial statements.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on the Company’s financial statements.

Note 2 —	Restatement of Financial Statements
      In December 2004, the Company initiated a review of certain aspects of its lease-related accounting practices. As a result of this review, the Company changed two of these practices and restated certain historical financial information for prior periods to correct these errors in lease accounting.
      Historically, the Company has recognized rent expense for leases on a straight-line basis beginning on the earlier of the store opening date or the lease commencement date. This had the effect of excluding the store construction period, or build-out period, from the term over which rent is expensed. Based on a re-examination of the applicable accounting literature, including SFAS No. 13, Accounting for Leases, FASB Technical Bulletin No. 88-1 (“FTB 88-1”), Issues Relating to Accounting for Leases, and FASB Technical Bulletin 85-3 (“FTB 85-3”), Accounting for Operating Leases With Scheduled Rent Increases, the Company determined that the proper accounting practice is to include the build-out period in the lease term for determining straight-line rent expense on all operating leases. Previously, the Company also recorded tenant construction allowances received from landlords against the related leasehold improvements on a “net” basis. Based on a re-examination of the same accounting literature, the Company determined that the proper accounting was to record such landlord incentives as a deferred rent liability that is amortized as a reduction of rent expense over the lease term.
      The Company restated its balance sheet as of January 31, 2004, and its consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended January 31, 2004 and February 1, 2003 to reflect these corrections. The Company also restated its quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004. The restatement also affected periods prior to fiscal 2002. The impact of the restatement on such prior periods has been reflected as an adjustment of $1,071,000 to retained earnings as of February 2, 2002 in the consolidated statement of changes in shareholders’ equity. As a result of this restatement, the Company’s financial results have been adjusted as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated

	January 31,		January 31,
	2004	Adjustments	2004

Property and equipment, net	$33,087	$13,159	$46,246
Deferred rent	3,102	15,073	18,175
Noncurrent deferred income taxes	(230)	756	526
Retained earnings	(78,299)	(1,158)	(79,457)
Total shareholders’ equity	59,230	(1,158)	58,072

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously
	Reported		As Restated

	Year Ended		Year Ended
	January 31,		January 31,
	2004	Adjustments	2004

Net sales	$369,158	$—	$369,158
Cost of sales	243,581	(1,736)	241,845

Gross profit	125,577	(1,736)	127,313
Total other operating expenses	87,763	56	87,819
Depreciation and amortization	7,478	1,847	9,325

Operating income	30,336	(167)	30,169
Total interest expense	695	—	695
Other income, net	(208)	—	(208)

Income before income taxes	29,849	(167)	29,682
Income tax provision	11,706	(65)	11,641

Net income	$18,143	$(102)	$18,041

Earnings per share:
Basic	$0.95		$0.95

Diluted	$0.93		$0.92

	As Previously
	Reported		As Restated

	Year Ended		Year Ended
	February 1,		February 1,
	2003	Adjustments	2003

Net sales	$341,504	$—	$341,504
Cost of sales	220,561	(1,554)	219,007

Gross profit	120,943	(1,554)	122,497
Total other operating expenses	81,563	—	81,563
Depreciation and amortization	6,683	1,529	8,212

Operating income	32,697	25	32,722
Total interest expense	6,319	—	6,319
Other income, net	(215)	—	(215)

Income before income taxes	26,593	25	26,618
Income tax provision	10,711	10	10,721

Net income before accretion of preferred stock and dividends accrued	15,882	15	15,897
Accretion of preferred stock and dividends accrued	(5,626)	—	(5,626)

Net income	$10,256	$15	$10,271

Earnings per share:
Basic	$0.73		$0.73

Diluted	$0.70		$0.70

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As Previously
	Reported		As Restated

	Year Ended		Year Ended
	January 31,		January 31,
	2004	Adjustments	2004

Cash flows from operating activities	$28,971	$6,968	$35,939
Cash flows from investing activities	(15,791)	(6,968)	(22,759)
Cash flows from financing activities	(1)	—	(1)

Net increase in cash	$13,179	$—	$13,179

	As Previously
	Reported		As Restated

	Year Ended		Year Ended
	February 1,		February 1,
	2003	Adjustments	2003

Cash flows from operating activities	$18,709	$2,778	$21,487
Cash flows from investing activities	(8,391)	(2,778)	(11,169)
Cash flows from financing activities	(35,825)	—	(35,825)

Net decrease in cash	$(25,507)	$—	$(25,507)

Note 3 —	Initial Public Offering
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
      Immediately prior to the offering, the Company effected a 54.9827-for-1 stock split. Accordingly, all references in the consolidated financial statements to the number of shares outstanding, price per share and other share and per share amounts have been retroactively restated to reflect the stock split for all periods presented. Concurrent with the offering, all of the Company’s outstanding common stock warrants were exercised resulting in the issuance of 2,096,135 shares of common stock. Additionally, all outstanding shares of Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock that were not redeemed with the proceeds of the offering were converted into 4,209,906 shares of common stock. All outstanding shares of Class C Preferred Stock that were not redeemed with proceeds of the offering were exchanged for 567,526 shares of common stock, which shares were sold in the offering (see Note 11).
      As a result of the initial public offering, the Company’s charter was amended, authorizing 100,000,000 shares of no par value common stock and 10,000,000 shares of no par value preferred stock.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Property and Equipment
      Property and equipment is comprised of the following (in thousands):

	January 29,	January 31,
	2005	2004

		(Restated)
Land	$402	$402
Buildings	3,481	3,481
Equipment	29,711	18,960
Furniture and fixtures	40,863	35,896
Leasehold improvements	43,838	32,787
Projects in progress	793	1,924

	119,088	93,450
Less: accumulated depreciation	55,068	47,204

	$64,020	$46,246

Note 5 —	Accrued Expenses
      Accrued expenses are comprised of the following (in thousands):

	January 29,	January 31,
	2005	2004

Salaries and wages	$2,018	$1,768
Stock compensation	481	380
Gift certificates and store credits	6,654	5,182
Lease termination accrual	—	1,263
Self-insurance	1,536	1,877
Sales taxes	1,751	1,568
Other	2,496	2,047

	$14,936	$14,085

Note 6 —	Income Taxes
      The provision (benefit) for income taxes consists of the following (in thousands):

	52 Weeks Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
Current
Federal	$730	$8,013	$10,085
State	118	1,663	1,856

	$848	$9,676	$11,941

Deferred
Federal	$2,847	$1,894	$(820)
State	603	71	(400)

	3,450	1,965	(1,220)

	$4,298	$11,641	$10,721

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	January 29,	January 31,
	2005	2004

		(Restated)
Current deferred tax assets:
Inventory valuation methods	$422	$582
Accruals	843	1,231

	1,265	1,813

Noncurrent deferred tax assets (liabilities):
Deferred rent and other	2,797	1,973
Net operating loss and credit carryforwards	260	296
Property and equipment	(5,433)	(1,743)

	(2,376)	526

Total deferred tax assets (liabilities)	$(1,111)	$2,339

      A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35.0% to income before income taxes for the periods indicated below, respectively, is as follows:

	52 Weeks Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3%	3.8%	4.0%
Non-deductible stock compensation	0.6%	0.3%	1.4%
Other	(0.4)%	0.1%	(0.1)%

	39.5%	39.2%	40.3%

      At January 29, 2005, and January 31, 2004, the Company was in a net operating loss carryforward position in certain states. The Company had an aggregate of $4.0 million and $4.6 million in certain states at January 29, 2005, and January 31, 2004, respectively. These carryforwards will expire, if unused in 2014 through 2018. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to the likelihood of full utilization of the remaining state net operating loss carryforwards, no valuation allowance has been provided as of January 29, 2005.

Note 7 —	Senior Credit Facility
      Effective October 4, 2004, the Company entered into a new, five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (2.6% at January 29, 2005) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of January 29, 2005, there were no outstanding borrowings under the credit facility, with approximately $20.3 million available for borrowing.
      The proceeds from this new credit facility were used to repay existing indebtedness, consisting of amounts outstanding under the Company’s previous $45 million secured revolving credit facility dated May 22, 2002, which was thereupon terminated. As a result of this early termination, during the third quarter of fiscal 2004, the Company incurred a pre-tax charge of $364,000 consisting of a prepayment penalty of $225,000 and a write-off of unamortized debt issue costs of $139,000.
      In fiscal 2002, the Company repaid a $15 million term loan that had been a component of the credit facility dated May 22, 2002. As a result of this early extinguishment, the Company recorded a loss of $325,000 relating to the unamortized issue costs associated with the term loan.

Note 8 —	Long-Term Leases (restated)
      The Company leases retail store facilities, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2019. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense under operating leases was $31,349,000, $27,712,000, and $25,402,000 in fiscal years 2004, 2003 and 2002, respectively. Contingent rental expense was $564,000, $1,146,000, and $1,399,000, for fiscal years 2004, 2003 and 2002, respectively.
      Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $33,016,000 in 2005; $31,432,000 in 2006; $28,970,000 in 2007; $25,875,000 in 2008; and $21,185,000 in 2009; and $66,228,000 thereafter.
      The Company occupied a new distribution center during the second quarter of fiscal 2004 under a lease with an initial term of 15 years with two five-year renewal options. The new facility replaced the three leased buildings that previously supported the Company’s central distribution effort. Consequently, after providing notice to the landlords of its intent to terminate the leases, the Company recorded a one-time charge of $1.1 million related to the penalty associated with these early terminations. This charge was recorded in the fourth quarter of fiscal 2003.

Note 9 —	Employee Benefit Plans
      Stock awards — On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of January 29, 2005, options to purchase 337,855 shares of common stock were outstanding under the 1996 Plan at exercise prices ranging from $1.29 to $1.73. No additional options may be granted under the 1996 Plan.
      On September 28, 1999, the Company’s Board of Directors re-priced certain employee options granted in 1998 to $1.73 per share, which was not less than the fair value of the Company’s stock at the date of the repricing, as determined by the Company’s Board of Directors. The repricing resulted in variable accounting under the provisions of APB 25. The compensation charge was based on the excess of the fair value of the Company’s common stock over the $1.73 exercise price of the stock options. The Company recognized a non-cash stock compensation charge of $742,000 for the 2002 fiscal year. The holder exercised these options on May 4, 2002.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On November 27, 2001, the Company granted options to purchase 505,841 shares of common stock to certain employees at an exercise price of $1.29 per share. The estimated fair value of the Company’s common stock was greater than the exercise price of the stock options on the date of grant. Accordingly, the Company has recognized compensation expense in accordance with the vesting provisions of the grant of approximately $209,000 for fiscal 2004, $269,000 for fiscal 2003, and $280,000 for fiscal 2002.
      In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. As of January 29, 2005, options to purchase 300,000 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $8.84 to $18.55 per share.
      The following table summarizes information about employee stock options outstanding and exercisable at January 29, 2005:

	Options Outstanding

		Weighted Average
	Number	Remaining Contractual	Weighted Average
Range of Exercise Prices	of Shares	Life (In Years)	Exercise Price

$1.29	289,880	6.8	$1.29
$1.73	47,975	2.4	$1.73
$8.84 - $11.75	135,000	9.7	$9.47
$14.58 - $18.55	165,000	8.5	$17.46

Total	637,855	7.5	$7.24

	Options Exercisable

	Number	Weighted Average
Range of Exercise Prices	of Shares	Exercise Price

$1.29	289,880	$1.29
$1.73	47,975	$1.73
$8.84 - $11.75	25,000	$11.61
$14.58 - $18.55	97,490	$17.01

Total	460,345	$5.22

      Transactions under the Company’s stock option plans in each of the periods indicated are as follows:

		Weighted	Weighted Average
	Number of	Average	Fair Value of Stock
	Shares	Exercise Price	at Grant Date

Balance at February 2, 2002	1,186,637	$0.91
Options granted:
Exercise price less than fair market value	103,807	$0.01	$15.00
Exercise price greater than fair market value	25,000	$15.00	$11.06
Options exercised	(166,700)	$1.69
Options forfeited	(434,904)	$0.01

Balance at February 1, 2003	713,840	$1.64

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted	Weighted Average
	Number of	Average	Fair Value of Stock
	Shares	Exercise Price	at Grant Date

Options granted:
Exercise price equal to fair market value	148,000	$17.98	$17.98
Options exercised	(231,288)	$0.74
Options forfeited	(29,309)	$3.69

Balance at January 31, 2004	601,243	$5.91
Options granted:
Exercise price equal to fair market value	145,000	$9.90	$9.90
Options exercised	(82,763)	$1.44
Options forfeited	(25,625)	$9.85

Balance at January 29, 2005	637,855	$7.24

Options Exercisable As of:
January 29, 2005	460,345	$5.22

January 31, 2004	314,635	$3.11

February 1, 2003	376,615	$1.96

      The weighted average remaining contractual life of the options was 7.5 years, 7.7 years, and 7.3 years for the fiscal years ended 2004, 2003, and 2002, respectively.
      Employee Stock Purchase Plan — In July 2002, upon completion of the initial public offering, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2004, fiscal 2003, and fiscal 2002, there were 21,175, 27,936 and 7,417 shares of common stock, respectively, issued to participants under the ESPP.
      401(k) Savings Plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion. This discretionary percentage was 50% of an employee’s contribution subject to Plan maximums in fiscal 2004. The Company’s matching contributions were approximately $283,000, $285,000, and $299,000 in fiscal 2004, 2003 and 2002, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2004, 2003 or 2002.
      Deferred compensation plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. No expenses were incurred in fiscal 2004, 2003, or 2002 relating to this plan as it was adopted subsequent to January 29, 2005.

Note 10 —	Earnings Per Share
      Basic earnings per share are based upon the weighted average number of shares outstanding during each of the periods presented. Diluted earnings per share is based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive common stock equivalents.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	52 Weeks Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

		(Restated)	(Restated)
Numerator:
Net income allocable to common shareholders	$6,589	$18,041	$10,271

Denominator:
Denominator for basic earnings per share, weighted-average shares outstanding	19,231	19,048	13,979
Effect of dilutive stock options	310	497	678

Denominator for diluted earnings per share, adjusted weighted-average shares outstanding	19,541	19,545	14,657

Basic earnings per share	$0.34	$0.95	$0.73

Diluted earnings per share	$0.34	$0.92	$0.70

      The calculations of diluted earnings per share for fiscal 2004, 2003 and 2002 exclude stock options and warrants outstanding of 128,055, 28,915, and 1,449,967, respectively, as the effect of their inclusion would be anti-dilutive.

Note 11 —	Related Parties

Aircraft rental
      The Company rents aircraft from an entity owned by a member of its Board of Directors. Rental expense approximated $15,000, $97,000, and $130,000, in fiscal 2004, 2003 and 2002, respectively.

Operating lease
      The Company leases retail space for its store in Jackson, Tennessee from a landlord in which the Company’s Chairman of the Board of Directors, President and Chief Executive Officer and another member of the Company’s Board of Directors maintain a minority interest. The lease was entered into during fiscal 2004. During fiscal 2004, the Company paid approximately $116,000 for rent and related ancillary charges pursuant to this lease. The Audit Committee of our Board of Directors approved this relationship.

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

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Class A, Class B and Class D Preferred Stock of $1,945,000 was recorded as common equity upon completion of the offering.
      Also in contemplation of the initial public offering, in May 2002, the Company entered into an agreement with its founder and then Chairman under which he agreed to exchange all of his outstanding shares of Class C Preferred Stock, having an aggregate stated value of $7.9 million, for shares of the Company’s common stock. The number of shares to be issued under this agreement was to be equal to the stated value of the shares of Class C Preferred Stock divided by 93% of the initial public offering price. This 7% discount related to the inducement associated with this exchange agreement was recorded as a $554,000 charge to interest expense, and accordingly reflected as a component of the Company’s earnings per share, upon the occurrence of the offering. All of the shares acquired by the then Chairman under this exchange agreement were subsequently sold in the offering.

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

Note 12 —	Commitments and Contingencies
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

Note 13 —	Consulting Contract
      In July 2001, the Company entered into a contract with a consultant to provide services to the Company for $16,667 per month. Under the terms of the agreement, the consultant was also granted a warrant to purchase 103,807 shares of the Company’s common stock for $0.01 per share. The warrant became exercisable upon the consummation of the initial public offering in July 2002. At that time, the Company recorded a charge of $1.6 million upon completion of the initial public offering representing the expense related to this arrangement based upon the fair value of the warrant at that date. On June 20, 2003, the warrant was exercised by the consultant.

3.	Exhibits: (see (b) below)
      (b) Exhibits.
      The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in our previous filing is indicated in parentheses.

Exhibit
Number			Description

3	.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on May 1, 2003) (the “2002 Form 10-K”)
3	.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to the 2002 Form 10-K)
4	.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1 of Kirkland’s filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))
10	.1*	—	Loan and Security Agreement, dated as of October 4, 2004, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to the Company’s Form 8-K dated October 8, 2004)
10	.2*	—	Amended and Restated Registration Rights Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins (Exhibit 10.2 to Amendment No. 1 to 2002 Form S-1)
10	.3+*	—	Employment Agreement by and between Kirkland’s and Carl Kirkland dated June 1, 2002, (Exhibit No. 10.5 to Amendment No. 1 to 2002 Form S-1)
10	.4+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)
10	.5+*	—	Employment Agreement by and between Kirkland’s and Reynolds C. Faulkner dated June 1, 2002, (Exhibit 10.7 to Amendment No. 2 to the registration statement on Form S-1 of Kirkland’s filed on June 14, 2002, Registration No. 333-86746 (“Amendment No. 2 to 2002 Form S-1”))
10	.6+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Carl Kirkland dated March 31, 2004 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 (“May 2004 Form 10-Q”))
10	.7+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to the May 2004 Form 10-Q)
10	.8+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Reynolds C. Faulkner dated March 31, 2004 (Exhibit 10.3 to the May 2004 Form 10-Q)
10	.9+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to the 2002 Form S-1)
10	.10+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)
10	.11*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to the Company’s registration statement on Form S-1 of Kirkland’s filed on July 10, 2002, Registration No. 333-86746)
10	.12*	—	Sublease Agreement by and between Southwind Properties and Kirkland’s dated March 5, 2001 (Exhibit 10.16 to the Company’s registration statement on Form S-1 of Kirkland’s filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))
10	.13*	—	Sublease Agreement by and between Phoenician Properties and Kirkland’s dated February 1, 2002, (Exhibit 10.17 to Amendment No. 1 to 2002 Form S-1)

Exhibit
Number			Description

10	.14*	—	Letter Agreement by and between Kirkland’s and Robert E. Kirkland dated June 3, 2002 (Exhibit 10.19 to Amendment No. 1 to 2002 Form S-1)
10	.15*	—	Promissory Note for up to $717,000 by Reynolds C. Faulkner in favor of Kirkland’s dated May 4, 2002 (Exhibit 10.23 to Amendment No. 1 to 2002 Form S-1)
10	.16*	—	Security Agreement by Reynolds C. Faulkner and Mary Ruth Faulkner in favor of Kirkland’s effective as of May 4, 2002 (Exhibit 10.24 to Amendment No. 3 to the Company’s registration statement on Form S-1 of Kirkland’s filed on June 24, 2002, Registration No. 333-86746)
10	.17+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))
10	.18+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)
10	.19+	—	Executive Non-Qualified Excess Plan
21	.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to 2002 Form S-1)
23.1		—	Consent of PricewaterhouseCoopers LLP
31.1		—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
+ Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirkland’s, Inc.

By:	/s/ Robert E. Alderson

Robert E. Alderson
Chairman of the Board, President and Chief Executive Officer
Date: April 14, 2005
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Alderson Robert E. Alderson	President, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2005

/s/ Reynolds C. Faulkner Reynolds C. Faulkner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 14, 2005

/s/ Connie L. Scoggins Connie L. Scoggins	Vice President of Finance and Treasurer/Controller (Principal Accounting Officer)	April 14, 2005

/s/ Carl Kirkland Carl Kirkland	Director	April 14, 2005

/s/ Steven J. Collins Steven J. Collins	Director	April 14, 2005

/s/ David M. Mussafer David M. Mussafer	Director	April 14, 2005

/s/ R. Wilson Orr, III R. Wilson Orr, III	Director	April 14, 2005

/s/ John P. Oswald John P. Oswald	Director	April 14, 2005

Signature	Title	Date

/s/ Ralph T. Parks Ralph T. Parks	Director	April 14, 2005

/s/ Murray M. Spain Murray M. Spain	Director	April 14, 2005

KIRKLANDS, INC.
INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit
Number	Description

10.19	Executive Non-Qualified Excess Plan
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350