Form 10-Q
period 2005-04-30
KIRKLANDS INC
filed 2005-06-09
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2005	Commission file number: 000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

805 North Parkway	38305
Jackson, Tennessee	(Zip Code)
(Address of principal executive offices)

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
YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☑ NO ☐

As of June 3, 2005, 19,300,589 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

PART I – FINANCIAL INFORMATION

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	April 30, 2005	January 29, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,362	$17,912
Inventories, net	48,381	37,073
Income taxes receivable	3,211	2,124
Prepaid expenses and other current assets	5,738	6,278
Deferred income taxes	1,804	1,265

Total current assets	63,496	64,652
Property and equipment, net	64,151	64,020
Debt issue costs, net	90	83
Goodwill, net	1,382	1,382

Total assets	$129,119	$130,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,407	$22,199
Accrued expenses	15,178	14,936

Total current liabilities	35,585	37,135
Deferred income taxes	2,626	2,376
Deferred rent	26,609	25,506

Total liabilities	64,820	65,017

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,296,873 and 19,264,412 shares issued and outstanding at April 30, 2005, and January 29, 2005, respectively	138,823	138,607
Loan to shareholder	—	(619)
Accumulated deficit	(74,524)	(72,868)

Total shareholders’ equity	64,299	65,120

Total liabilities and shareholders’ equity	$129,119	$130,137

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Week Period Ended
	April 30,	May 1,
	2005	2004
		(restated)
Net sales	$84,715	$82,611
Cost of sales (exclusive of depreciation and amortization as shown below)	57,980	56,277

Gross profit	26,735	26,334
Operating expenses:
Compensation and benefits	16,902	15,148
Other operating expenses	9,258	7,219
Depreciation and amortization	3,424	2,581
Non-cash stock compensation charge	—	67

Total operating expenses	29,584	25,015
Operating income (loss)	(2,849)	1,319
Interest expense:
Revolving line of credit	22	63
Amortization of debt issue costs	4	52

Total interest expense	26	115
Interest income	(79)	(26)
Other income	(59)	(35)

Income (loss) before income taxes	(2,737)	1,265
Income tax provision (benefit)	(1,081)	500

Net income (loss)	$(1,656)	$765

Earnings (loss) per share:
Basic	$(0.09)	$0.04

Diluted	$(0.09)	$0.04

Weighted average number of shares outstanding:
Basic	19,290	19,181

Diluted	19,290	19,529

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity
Balance at January 29, 2005	19,264,412	$138,607	$(619)	$(72,868)	$65,120
Exercise of employee stock options	32,461	205			205
Tax benefit from exercise of stock options		11			11
Repayment of shareholder loan, net of interest accrued			619		619
Net loss				(1,656)	(1,656)

Balance at April 30, 2005	19,296,873	$138,823	$—	$(74,524)	$64,299

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13 Week Period Ended
	April 30,	May 1,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income (loss)	$(1,656)	$765
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	3,424	2,581
Amortization of debt issue costs	4	52
Non-cash stock compensation charge	—	67
Loss on disposal of property and equipment	325	35
Deferred income taxes	(289)	(55)
Changes in assets and liabilities:
Inventories	(11,308)	(10,371)
Prepaid expenses and other current assets	541	2,019
Accounts payable	(1,792)	2,334
Income taxes payable	(1,076)	(6,369)
Accrued expenses and other noncurrent liabilities	1,362	(73)

Net cash used in operating activities	(10,465)	(9,015)

Cash flows from investing activities:
Capital expenditures	(3,881)	(6,377)

Net cash used in investing activities	(3,881)	(6,377)

Cash flows from financing activities:
Refinancing costs	(11)	—
Exercise of stock options and employee stock purchases	188	59
Repayment of shareholder loan, net of interest accrued	619	(6)

Net cash provided by financing activities	796	53

Cash and cash equivalents:
Net decrease	$(13,550)	$(15,339)
Beginning of the period	17,912	17,423

End of the period	$4,362	$2,084

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Basis of Presentation

     We are a leading specialty retailer of home décor in the United States, operating 312 stores in 37 states as of April 30, 2005. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements, except for the January 29, 2005 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to state fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of April 30, 2005, and January 29, 2005; the results of our operations for the 13-week periods ended April 30, 2005, and May 1, 2004; and our cash flows for the 13-week periods ended April 30, 2005, and May 1, 2004. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of our operations for the 13-week period ended April 30, 2005 are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2005.

Note 2 – Restatement of Prior Financial Information

     We restated our consolidated balance sheet at May 1, 2004, and our consolidated statements of operations and cash flows for the quarter ended May 1, 2004. The restatement also affects periods prior to fiscal 2004. The restatement corrects our historical accounting for operating leases. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

     As a result of this restatement, our financial results have been adjusted as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated
	May 1,		May 1,
	2004	Adjustments	2004
Selected Balance Sheet Data:
Property and equipment, net	$36,854	$13,154	$50,008
Noncurrent deferred income taxes		581	581
Deferred rent	3,580	14,977	18,557
Accumulated deficit	(77,449)	(1,242)	(78,691)
Total shareholders’ equity	$60,172	$(1,242)	$58,930

Note 2 – Restatement of Prior Financial Information (Continued)

	Three Months Ended
	As Previously
	Reported		As Restated
	May 1,		May 1,
	2004	Adjustments	2004
Net sales	$82,611	$—	$82,611
Cost of sales (exclusive of depreciation and amortization as shown)	56,660	(383)	56,277

Gross Profit	25,951	383	26,334

Total other operating expenses	22,414	20	22,434
Depreciation and amortization	2,078	503	2,581

Operating income	1,459	(140)	1,319
Total interest expense	115	—	115
Other income, net	(61)	—	(61)

Income before income taxes	1,405	(140)	1,265
Income tax provision	555	(55)	500

Net Income	$850	$(85)	$765

Earnings per share
Basic	$0.04		$0.04

Diluted	$0.04		$0.04

	As Previously
	Reported		As Restated
	May 1,		May 1,
	2004	Adjustments	2004
Selected Cash Flow Data:
Cash flows from operating activities	$(9,532)	$517	$(9,015)
Cash flows from investing activities	(5,860)	(517)	(6,377)
Cash flows from financing activities	53	—	53
Net decrease in cash	$(15,339)	$—	$(15,339)

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

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
	($ in thousands, except per share amounts)
		(restated)
Net income, as reported	$(1,656)	$765
Add: Stock-based compensation cost, net of taxes, included in determination of net income	—	67
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(175)	(142)

Pro forma net income	$(1,831)	$690

Earnings per share:
Basic, as reported	$(0.09)	$0.04

Basic, pro forma	$(0.09)	$0.04

Diluted, as reported	$(0.09)	$0.04

Diluted, pro forma	$(0.09)	$0.04

Note 4 – Earnings Per Share

     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.

     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
		(restated)
Numerator:
Net income (loss) allocable to common shareholders	$(1,656)	$765

Denominator:
Denominator for basic earnings (loss) per share - weighted average number of common shares outstanding	19,290	19,181
Effect of dilutive securities	—	348

Denominator for diluted earnings (loss) per share	19,290	19,529

Earnings (loss) per common share:
Basic	$(0.09)	$0.04

Diluted	(0.09)	0.04

     The calculations of diluted earnings per share for the 13-week periods ended April 30, 2005 and May 1, 2004 exclude stock options of 824,739 and 127,275, respectively, as the effect of their inclusion would be anti-dilutive.

Note 5 – Related Parties

  Shareholder Loan

     On May 4, 2002, the Company loaned $217,000 to its Executive Vice President and Chief Financial Officer. The note bore interest at the rate of 4.75% per year, and was payable over the term of the note. On April 10, 2003, the Company advanced an additional $381,401 to the borrower in accordance with the original terms of the note. This additional principal amount was subject to the same interest rate and principal repayment terms as the original principal amount. The loan was collateralized by marketable securities having a value of no less than the original principal amount of the loan together with 125,526 shares of the Company’s common stock owned by the borrower. The loan was approved by the Company’s Board of Directors and Audit Committee. The note principal and accrued interest was repaid in full to the Company during the first quarter of 2005.

Note 6 – Recent Accounting Standards

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

     In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not yet determined the financial statement impact, if any, of implementing SFAS 153.

     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We have not yet determined the financial statement impact, if any, of implementing FIN 47.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     We are a leading specialty retailer of home décor in the United States, operating 312 stores in 37 states as of April 30, 2005. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.

     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. During the past seven years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include mall and non-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. We opened nine new stores in the first quarter of fiscal 2005 and closed 17 stores. We plan on opening 55-60 new stores and estimate closing 30 stores in fiscal 2005. We anticipate that substantially all of our new store openings during fiscal 2005 will be in non-mall venues, while substantially all of our closings will be stores located in mall venues.

     The following table summarizes our stores and square footage under lease in mall and non-mall locations as of April 30, 2005 and May 1, 2004:

	Stores		Square Footage		Average Store Size
	4/30/05	5/1/04	4/30/05	5/1/04	4/30/05	5/1/04
Mall	225	241	1,040,747	1,101,501	4,626	4,571
Non-Mall	87	37	445,948	175,607	5,126	4,746

Total	312	278	1,486,695	1,277,108	4,765	4,594

13 Weeks Ended April 30, 2005 Compared to the 13 Weeks Ended May 1, 2004

     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13 Week Period Ended
	April 30, 2005		May 1, 2004		Change
			(restated)
	$	%	$	%	$	%
Net sales	$84,715	100.0%	$82,611	100.0%	$2,104	2.5%
Cost of sales	57,980	68.4%	56,277	68.1%	1,703	3.0%

Gross profit	26,735	31.6%	26,334	31.9%	401	1.5%
Operating expenses:
Compensation and benefits	16,902	20.0%	15,148	18.3%	1,754	11.6%
Other operating expenses	9,258	10.9%	7,219	8.7%	2,039	28.2%
Depreciation and amortization	3,424	4.0%	2,581	3.1%	843	32.7%
Non-cash stock compensation charge	—	0.0%	67	0.1%	(67)	(100.0%)

Operating income (loss)	(2,849)	(3.4%)	1,319	1.6%	(4,168)	(316.0%)
Interest expense (income), net	(53)	(0.1%)	89	0.1%	(142)	(159.6%)
Other income	(59)	(0.1%)	(35)	(0.0%)	(24)	68.6%

Income (loss) before income taxes	(2,737)	(3.2%)	1,265	1.5%	(4,002)	(316.4%)
Income tax provision (benefit)	(1,081)	(1.3%)	500	0.6%	(1,581)	(316.2%)

Net income (loss)	$(1,656)	(2.0%)	$765	0.9%	($2,421)	(316.5%)

     Net sales. Net sales increased by 2.5% to $84.7 million for the first quarter of fiscal 2005 from $82.6 million for the first quarter of fiscal 2004. The net sales increase for the quarter resulted primarily from the opening of new stores. We opened nine new stores during the first quarter of fiscal 2005 and 54 stores in fiscal 2004, and we closed

17 stores during the first quarter of fiscal 2005 and 14 stores in fiscal 2004. We ended the quarter with 312 stores in operation compared to 278 stores as of the end of the first quarter of fiscal 2004, representing a 12% increase in the store base. The impact of these changes in the store base was offset by a decline of 10.4% in comparable store net sales for the first quarter of fiscal 2005. During the first quarter of fiscal 2004, comparable store net sales increased 1.5%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase in net sales of $9.7 million over the prior year quarter. This increase was partially offset by the negative comparable store net sales performance, which accounted for a $7.6 million decrease from the prior year quarter.

     The comparable store net sales decline for the quarter resulted from several factors, including a continued difficult sales environment in the home décor retail sector and weak customer traffic trends. Additionally, we experienced merchandise content issues in several core home décor categories, most notably framed art and decorative accessories, where we missed sales opportunities by lacking a balanced, focused assortment that was sufficiently compelling to our customers and of adequate variety. Key merchandise categories that outperformed the prior year were textiles, candles, floral, and alternative wall decor. These increases were offset by the declines in framed art and decorative accessories as well as declines in lamps, accent furniture and mirrors. Sales performance was noticeably better in non-mall stores as compared to mall stores. Comparable store sales declined only slightly in non-mall stores, and average unit volumes in comparable non-mall stores were 14% higher than those of comparable mall stores during the quarter. The primary driver in the negative comparable store net sales performance was a decline in customer traffic. The average retail selling price and items per transaction remained relatively flat against the prior year quarter. Customer conversion rates increased slightly over the prior year quarter.

     Gross profit. Gross profit increased $0.4 million, or 1.5%, to $26.7 million for the first quarter of fiscal 2005 from $26.3 million for the first quarter of fiscal 2004. Gross profit expressed as a percentage of net sales decreased to 31.6% from 31.9% for the first quarter of fiscal 2004. The decrease in gross profit as a percentage of net sales was primarily the result of an increase in occupancy costs as a percentage of net sales due to the lack of expense leverage from the negative comparable store net sales performance. Central distribution costs increased slightly as a percentage of sales due to the lack of leverage as well as the acceleration of our shift to more receipt flow through our new distribution facility and fewer “vendor-direct-to-store” shipments. We anticipate continuing to increase the percentage of total receipts moving through our distribution center, as we are beginning to realize the cost efficiencies from maintaining better inventory control and gaining more influence over the transportation process. Product cost of sales, including freight expenses, decreased slightly as a percentage of net sales as we began to realize freight savings due to the implementation of changes in our store delivery methods resulting from a detailed review of our transportation processes and structure. Excluding the impact of the freight savings, product cost of sales was relatively flat as a percentage of sales as compared to the prior year. We were able to produce solid product margin gains earlier in the quarter, but gave these gains back in the latter half of the quarter as we reacted to the soft sales environment with promotions and markdowns designed to drive customer traffic.

     Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $16.9 million, or 20.0% of net sales, for the first quarter of fiscal 2005 as compared to $15.1 million, or 18.3% of net sales for the first quarter of fiscal 2004. The increase in the compensation and benefits expense ratio was primarily due to the negative comparable store sales performance. While store payroll dollars were below plan, the decline in comparable store sales caused store payroll to increase as a percentage of sales. At the corporate level, we made several additions to management in key departments including merchandising, marketing, store operations, human resources, and information services during fiscal 2004 and the first quarter of fiscal 2005. These additions had a negative impact on the corporate payroll to sales ratio as compared to the prior year quarter. To a lesser extent, we experienced increases in claims frequency and overall costs of health care related to our employee health insurance coverage for both store and corporate personnel.

     Other operating expenses. Other operating expenses, including both store and corporate costs, were $9.3 million, or 10.9% of net sales, for the first quarter of fiscal 2005 compared with $7.2 million, or 8.7% of net sales, for the first quarter of fiscal 2004. The increase in these operating expenses as a percentage of net sales was primarily the result of the lack of expense leverage due to the negative comparable store net sales performance. Key categories of operating expenses showing increases as a percentage of sales over the prior year quarter included advertising and promotion, telecommunications, professional fees, travel and store closing expenses. These increases were anticipated by our internal plan which called for additional advertising and promotion spending as compared to the prior year, an increase in professional fees due to the completion of our Sarbanes-Oxley compliance project, an increase in telecommunications costs due to the implementation of a wide-area network during the second quarter of fiscal 2004, and additional travel and other costs associated with 17 store closings.

     Depreciation and amortization. Depreciation and amortization expense was $3.4 million, or 4.0% of net sales, for the first quarter of fiscal 2005 compared to $2.6 million, or 3.1% of net sales, for the first quarter of fiscal 2004. The increase in the ratio is the result of the negative comparable store sales performance, along with the growth in our store base and the increased capital costs associated with our move to a new distribution center during the second quarter of fiscal 2004.

     Non-cash stock compensation charge. During the first quarter of fiscal 2004, we incurred a non-cash stock compensation charge of $67,000, or 0.1% of net sales, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. These options became fully-vested during the fourth quarter of fiscal 2004; therefore, there was no such charge incurred during the first quarter of fiscal 2005, nor will there be additional charges related to these options in future periods.

     Interest expense (income), net. Net interest income was $53,000, or 0.1% of net sales, for the first quarter of fiscal 2005 as compared to net interest expense of $89,000, or 0.1% of net sales, for the first quarter of fiscal 2004. The change was primarily due to lower refinancing costs, and the related amortization of such costs, associated with our new senior credit facility that was entered into during the third quarter of fiscal 2004. Additionally, lower ongoing fees and interest associated with the new credit facility combined with better cash management also contributed to the favorable comparison to the prior year quarter.

     Income tax provision (benefit). Income tax benefit was $1.1 million, or 39.5% of the loss before income taxes, for the first quarter of fiscal 2005 as compared to a provision for income taxes of $0.5 million, or 39.5% of income before income taxes, for the first quarter of fiscal 2004.

     Net income (loss). As a result of the foregoing, net loss was $1.7 million, or $0.09 per share, for the first quarter of fiscal 2005 as compared to net income of $0.8 million, or $0.04 per diluted share, for the first quarter of fiscal 2004.

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

     Cash flows from operating activities. Net cash used in operating activities for the first quarter of fiscal 2005 was $10.5 million compared to $9.0 million for the first quarter of fiscal 2004. The increase in the amount of cash used in operations as compared to the prior year quarter is primarily the result of the decline in our operating performance resulting from the 10.4% decrease in our comparable store net sales. Inventories increased $11.3 million during the first quarter of fiscal 2005 as compared to an increase of $10.4 million during the prior year quarter. This increase in inventory reflects the typical inventory build-up from the end of the fiscal year as well as the impact of the soft sales trends on the overall inventory levels. Additionally, accounts payable decreased $1.8 million for the first quarter of fiscal 2005 as compared to an increase of $2.3 million for the first quarter of fiscal 2004. The change in accounts payable is primarily due to the timing of merchandise receipt flow and its relationship to payment due dates. Offsetting these uses of cash, cash paid for income taxes decreased during the quarter due to lower levels of taxable income in fiscal 2004 as compared to fiscal 2003.

     Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2005 consisted of $3.9 million in capital expenditures. These expenditures primarily related to the costs of new store construction, and the purchase of various information technology assets for our stores and corporate office. During the first quarter of fiscal 2005, we opened nine new stores. We expect that capital expenditures for fiscal 2005 will range from $26 million to $30 million, primarily to fund the construction of 55 to 60 new stores and complete certain information technology asset purchases and projects. We anticipate that capital expenditures, including leasehold improvements, furniture and fixtures, and equipment for our fiscal 2005 new stores will average approximately $350,000 to $375,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.

     Cash flows from financing activities. Net cash provided by financing activities for the first quarter of fiscal 2005 was $0.8 million compared to $53,000 in the prior year quarter. The increase in cash provided by financing activities was primarily due to the repayment of a shareholder loan. See Note 5 to our consolidated financial statements. On April 29, 2005, the shareholder loan was repaid in full, resulting in an additional $0.6 million in cash flow during the first quarter.

     Revolving credit facility. On October 4, 2004, we completed a refinancing of our revolving credit facility and entered into a new, five-year senior secured credit facility with a revolving loan limit of $45 million. The facility includes a letter of credit subfacility for up to $15 million of the total loan limit. Amounts borrowed under the facility bear interest at a floating rate equal to the 60-day LIBOR rate plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base) per annum. We also pay an unused line fee of 0.2% per annum based on the excess of the loan limit over our actual borrowings. The maximum availability under the facility is limited by a borrowing base that consists of a percentage of eligible inventory and credit card receivables less reserves. Our credit lender may from time to time reduce the lending formula with respect to the eligible inventory to the extent our lender determines that the liquidation value of the eligible inventory has decreased. Our lender also may from time to time decrease the borrowing base by adding reserves with respect to matters such as inventory shrinkage. The facility also contains provisions that could result in changes to the terms of the facility or the acceleration of maturity. Circumstances that could lead to such changes in terms or acceleration include, but are not limited to, a material adverse change in our business or an event of default under the credit agreement. The facility has one financial covenant that requires us to maintain excess availability under the borrowing base of $3 million at all times. The facility matures in October 2009. As of April 30, 2005, we were in compliance with the covenants in the facility and there were no borrowings outstanding under the facility.

     At April 30, 2005, the balance of our cash and cash equivalents was $4.4 million and the borrowing availability under our facility was $24.5 million (net of the $3 million availability block as described above). We believe that these sources of cash, together with cash from our operations, will be adequate to carry out our fiscal 2005 plans in full and fund our planned capital expenditures and working capital requirement for at least the next 12 months.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts contained in the financial statements and related disclosures. We base our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies are discussed in the notes to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2005. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in each of the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

     Cost of sales and inventory valuation - Our inventory is stated at the lower-of-cost-or-market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate net of allowances the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur near our fiscal year end. We also evaluate the cost of our inventory in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.

     Depreciation and recoverability of long-lived assets - Approximately 50% of our assets at April 30, 2005, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are generally depreciated over 5 years. Computer software and equipment is generally depreciated over 3-5 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the original, non-cancelable lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of their assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable lives, no depreciation expense is being realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed annually and upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store-generated cash flows. The review includes a comparison of the carrying value of the store assets to the future undiscounted cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit and store expense increases and decreases. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.

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

     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

     In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not yet determined the financial statement impact, if any, of implementing SFAS 153.

     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We have not yet determined the financial statement impact, if any, of implementing FIN 47.

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

•	If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, we may not be able to adequately implement our growth strategy, resulting in a decrease in net sales and net income.

•	A prolonged economic downturn could result in reduced net sales and profitability.

•	Reduced consumer spending in the southeastern part of the United States where approximately half of our stores are concentrated could reduce our net sales.

•	We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products, resulting in reduced net sales.

•	We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

•	We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales, resulting in reduced gross profit.

•	Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and/or a loss of our market share.

•	Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our operating income and net income, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

•	We may experience significant variations in our quarterly results.

•	The agreement covering our debt places certain reporting and consent requirements on us which may affect our ability to operate our business in accordance with our business and growth strategy.

•	Our comparable store net sales fluctuate due to a variety of factors and may not be a meaningful indicator of future performance.

•	We are highly dependent on customer traffic in malls, and any reduction in the overall level of mall traffic could reduce our net sales and increase our sales and marketing expenses.

•	Our hardware and software systems are vulnerable to damage that could harm our business.

•	We depend on key personnel, and if we lose the services of any member of our senior management team, we may not be able to run our business effectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks related to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our revolving credit facility utilizes short-term LIBOR rates and/or contracts in determining interest. The base rate used in our senior credit facility is the 60-day LIBOR; however, from time to time, we may enter into one or more LIBOR contracts. These LIBOR contracts vary in length and interest rate, such that adverse changes in short-term rates could affect our overall borrowing rate when such contracts are renewed.

     As of April 30, 2005, there were no outstanding borrowings under our revolving credit facility.

     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of April 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 30, 2005, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.

     (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits.

Exhibit No.	Description of Document
10.20	Employment Agreement by and between Kirkland’s and Jack E. Lewis dated May 16, 2005

10.21	Compensation Policy for Independent Directors

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: June 9, 2005	/s/ Jack E. Lewis

Jack E. Lewis
President and Chief Executive Officer

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner
Executive Vice President and
Chief Financial Officer