Form 10-Q
period 2005-07-30
KIRKLANDS INC
filed 2005-09-08
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 30, 2005	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

805 North Parkway Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)
Registrant’s telephone number, including area code: (731) 668-2444
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of September 2, 2005, 19,332,119 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	July 30,	July 31,	January 29,
	2005	2004	2005
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$462	$5,266	$17,912
Inventories, net	45,998	41,959	37,073
Income taxes receivable	5,973	4,010	2,124
Prepaid expenses and other current assets	6,855	7,658	6,278
Deferred income taxes	1,840	1,813	1,265

Total current assets	61,128	60,706	64,652
Property and equipment, net	65,851	55,804	64,020
Other assets	1,567	2,223	1,465

Total assets	$128,546	$118,733	$130,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$2,694	$11,127	$—
Accounts payable	22,405	17,794	22,199
Accrued expenses	14,509	12,491	14,936

Total current liabilities	39,608	41,412	37,135
Deferred income taxes	2,515	—	2,376
Deferred rent and other	27,624	20,855	25,506

Total liabilities	69,747	62,267	65,017

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,331,834, 19,237,284, and 19,264,412 shares issued and outstanding at July 30, 2005, July 31, 2004, and January 29, 2005, respectively	139,012	138,507	138,607
Loan to shareholder	—	(605)	(619)
Accumulated deficit	(80,213)	(81,436)	(72,868)

Total shareholders’ equity	58,799	56,466	65,120

Total liabilities and shareholders’ equity	$128,546	$118,733	$130,137

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Week Period Ended		26 Week Period Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(restated)		(restated)
Net sales	$86,768	$84,701	$171,483	$167,312
Cost of sales (exclusive of depreciation and amortization as shown below)	67,196	62,778	125,176	119,055

Gross profit	19,572	21,923	46,307	48,257
Operating expenses:
Compensation and benefits	16,663	15,128	33,565	30,276
Other operating expenses	8,695	8,376	17,953	15,595
Depreciation and amortization	3,652	2,779	7,076	5,360
Non-cash stock compensation charge	—	67	—	134

Total operating expenses	29,010	26,350	58,594	51,365
Operating loss	(9,438)	(4,427)	(12,287)	(3,108)
Interest expense:
Revolving line of credit	51	127	73	190
Amortization of debt issue costs	6	53	10	105

Total interest expense	57	180	83	295
Interest income	(11)	(12)	(90)	(38)
Other income	(82)	(57)	(141)	(92)

Loss before income taxes	(9,402)	(4,538)	(12,139)	(3,273)
Income tax benefit	(3,713)	(1,793)	(4,794)	(1,293)

Net loss	$(5,689)	$(2,745)	$(7,345)	$(1,980)

Earnings (loss) per share:
Basic	$(0.29)	$(0.14)	$(0.38)	$(0.10)

Diluted	$(0.29)	$(0.14)	$(0.38)	$(0.10)

Weighted average number of shares outstanding:
Basic	19,301	19,208	19,296	19,191

Diluted	19,301	19,208	19,296	19,191

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity
Balance at January 29, 2005	19,264,412	$138,607	$(619)	$(72,868)	$65,120
Exercise of employee stock options and employee stock purchases	67,422	387			387
Tax benefit from exercise of stock options		18			18
Repayment of shareholder loan, net of interest accrued			619		619
Net loss				(7,345)	(7,345)

Balance at July 30, 2005	19,331,834	$139,012	$—	$(80,213)	$58,799

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26 Week Period Ended
	July 30,	July 31,
	2005	2004
		(restated)
Cash flows from operating activities:
Net loss	$(7,345)	$(1,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	7,076	5,360
Amortization of debt issue costs	10	105
Non-cash stock compensation charge	—	134
Loss on disposal of property and equipment	616	130
Deferred income taxes	(436)	(111)
Changes in assets and liabilities:
Inventories	(8,925)	(385)
Prepaid expenses and other current assets	(577)	(88)
Other noncurrent assets	(100)	—
Accounts payable	206	(2,201)
Income taxes receivable	(3,832)	(10,403)
Accrued expenses and other noncurrent liabilities	1,729	1,005

Net cash used in operating activities	(11,578)	(8,434)

Cash flows from investing activities:
Capital expenditures	(9,523)	(15,046)

Net cash used in investing activities	(9,523)	(15,046)

Cash flows from financing activities:
Borrowings on revolving line of credit	49,778	13,195
Repayments on revolving line of credit	(47,084)	(2,068)
Refinancing costs	(12)	(30)
Exercise of stock options and employee stock purchases	350	211
Repayment of shareholder loan, net of interest accrued	619	15

Net cash provided by financing activities	3,651	11,323

Cash and cash equivalents:
Net decrease	$(17,450)	$(12,157)
Beginning of the period	17,912	17,423

End of the period	$462	$5,266

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
     We are a leading specialty retailer of home décor in the United States, operating 313 stores in 37 states as of July 30, 2005. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The accompanying consolidated financial statements, except for the January 29, 2005 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to state fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of July 30, 2005, July 31, 2004, and January 29, 2005; the results of our operations for the 13-week and 26-week periods ended July 30, 2005, and July 31, 2004; and our cash flows for the 26-week periods ended July 30, 2005, and July 31, 2004. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of our operations for the 13-week and 26-week periods ended July 30, 2005, are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Note 2 – Restatement of Prior Financial Information
     We restated our consolidated balance sheet at July 31, 2004, our consolidated statements of operations for the 13-week and 26-week periods ended July 31, 2004, and our consolidated statement of cash flows for the 26-week period ended July 31, 2004. The restatement also affected periods prior to fiscal 2004. The restatement corrected our historical accounting for operating leases. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
     As a result of this restatement, our financial results have been adjusted as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated
	July 31,		July 31,
	2004	Adjustments	2004
Selected Balance Sheet Data:
Property and equipment, net	$40,548	$15,256	$55,804
Noncurrent deferred income taxes	—	636	636
Deferred rent and other	3,637	17,218	20,855
Accumulated deficit	(80,110)	(1,326)	(81,436)
Total shareholders’ equity	57,792	(1,326)	56,466

Note 2 – Restatement of Prior Financial Information (Continued)

	13 Week Period Ended
	As Previously
	Reported		As Restated
	July 31,		July 31,
	2004	Adjustments	2004
Net sales	$84,701	$—	$84,701
Cost of sales (exclusive of depreciation and amortization as shown)	63,196	(418)	62,778

Gross Profit	21,505	418	21,923

Total other operating expenses	23,540	31	23,571
Depreciation and amortization	2,253	526	2,779

Operating loss	(4,288)	(139)	(4,427)
Total interest expense	180	—	180
Other income, net	(69)	—	(69)

Loss before income taxes	(4,399)	(139)	(4,538)
Income tax benefit	(1,738)	(55)	(1,793)

Net loss	$(2,661)	$(84)	$(2,745)

Earnings (loss) per share:
Basic	$(0.14)	$0.00	$(0.14)

Diluted	$(0.14)	$0.00	$(0.14)

	26 Week Period Ended
	As Previously
	Reported		As Restated
	July 31,		July 31,
	2004	Adjustments	2004
Net sales	$167,312	$—	$167,312
Cost of sales (exclusive of depreciation and amortization as shown)	119,856	(801)	119,055

Gross Profit	47,456	801	48,257

Total other operating expenses	45,954	51	46,005
Depreciation and amortization	4,331	1,029	5,360

Operating loss	(2,829)	(279)	(3,108)
Total interest expense	295	—	295
Other income, net	(130)	—	(130)

Loss before income taxes	(2,994)	(279)	(3,273)
Income tax benefit	(1,183)	(110)	(1,293)

Net loss	$(1,811)	$(169)	$(1,980)

Earnings (loss) per share:
Basic	$(0.09)	$(0.01)	$(0.10)

Diluted	$(0.09)	$(0.01)	$(0.10)

Note 2 – Restatement of Prior Financial Information (Continued)

	26 Week Period Ended
	As Previously
	Reported		As Restated
	July 31,		July 31,
	2004	Adjustments	2004
Selected Cash Flow Data:
Cash flows from operating activities	$(11,609)	$3,175	$(8,434)
Cash flows from investing activities	(11,871)	(3,175)	(15,046)
Cash flows from financing activities	11,323	—	11,323

Net decrease in cash	$(12,157)	$—	$(12,157)

Note 3 – Stock Compensation
     We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, in accounting for our stock compensation plans. Compensation cost on stock options is measured as the excess, if any, of the fair value of our common stock at the date of the grant over the exercise price. Pursuant to SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123,” the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	($ in thousands, except per share amounts)
		(restated)		(restated)
Net loss as reported	$(5,689)	$(2,745)	$(7,345)	$(1,980)
Add: Stock-based compensation cost, included in determination of net loss	—	67	—	134
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(228)	(228)	(403)	(370)

Pro forma net loss	$(5,917)	$(2,906)	$(7,748)	$(2,216)

Earnings (loss) per share:

Basic, as reported	$(0.29)	$(0.14)	$(0.38)	$(0.10)

Basic, pro forma	$(0.31)	$(0.15)	$(0.40)	$(0.12)

Diluted, as reported	$(0.29)	$(0.14)	$(0.38)	$(0.10)

Diluted, pro forma	$(0.31)	$(0.15)	$(0.40)	$(0.12)

Note 4 – Earnings Per Share
     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.
     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

Note 4 – Earnings Per Share (continued)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
		(restated)		(restated)
Numerator:
Net loss	$(5,689)	$(2,745)	$(7,345)	$(1,980)

Denominator:
Denominator for basic loss per share - weighted average number of common shares outstanding	19,301	19,208	19,296	19,191
Effect of dilutive securities	—	—	—	—

Denominator for diluted loss per share	19,301	19,208	19,296	19,191

Earnings (loss) per common share:
Basic	$(0.29)	$(0.14)	$(0.38)	$(0.10)

Diluted	$(0.29)	$(0.14)	$(0.38)	$(0.10)

     The calculation of diluted earnings per share for the 13-week period ended July 30, 2005, and July 31, 2004, excludes stock options of 1,083,336 and 573,866, respectively, as the effect of their inclusion would be anti-dilutive.
     The calculations of diluted earnings per share for the 26-week periods ended July 30, 2005, and July 31, 2004, exclude stock options of 954,038 and 579,251, respectively, as the effect of their inclusion would be anti-dilutive.
Note 5 – Revolving Credit Facility
     Effective October 4, 2004, we entered into a new, five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (3.6% at July 30, 2005) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires us to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. As of July 30, 2005, we were in compliance with this covenant. The facility matures in October 2009. As of July 30, 2005, there was approximately $2.7 million in outstanding borrowings under the credit facility, with approximately $21.2 million available for borrowing.
Note 6 – Related Parties
Shareholder Loan
     On May 4, 2002, we loaned $217,000 to our Executive Vice President and Chief Financial Officer. The note bore interest at the rate of 4.75% per year, and was payable over the term of the note. On April 10, 2003, we advanced an additional $381,401 to the borrower in accordance with the original terms of the note. This additional principal amount was subject to the same interest rate and principal repayment terms as the original principal amount. The loan was collateralized by marketable securities having a value of no less than the original principal amount of the loan together with 125,526 shares of our common stock owned by the borrower. The loan was approved by our Board of Directors and Audit Committee. The note principal and accrued interest was repaid in full during the first quarter of 2005.
Note 7 – Recent Accounting Standards
     In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised) (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
     In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that SFAS 153 will have a material impact on our financial statements.
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
     In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB issued Statement No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a leading specialty retailer of home décor in the United States, operating 313 stores in 37 states as of July 30, 2005. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.
     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. During the past seven years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. We opened 10 new stores in the second quarter of fiscal 2005 and closed 9 stores. We plan on opening 60 new stores and closing 30 stores in fiscal 2005. We anticipate that substantially all of our new store openings during fiscal 2005 will be in off-mall venues, while substantially all of our closings will be stores located in mall venues.
     The following table summarizes our stores and square footage under lease in mall and off-mall locations:

	Stores		Square Footage		Average Store Size
	7/30/05	7/31/04	7/30/05	7/31/04	7/30/05	7/31/04
Mall	216	241	1,002,529	1,101,496	4,641	4,571
Off-Mall	97	48	511,946	236,903	5,278	4,935

Total	313	289	1,514,475	1,338,399	4,839	4,631

Comparable Stores Sales Methodology
     Like most retailers, we use comparable store sales as a key measure to evaluate store performance. We have refined our methodology for calculating comparable store sales in order for this measure to more fully reflect underlying business performance. Stores will now be included in the comparable store sales calculation on the first day of the month following the 13th full fiscal month of sales. Previously, stores were included in the comparable store sales calculation on the first day after they had been in operation for one full fiscal year. The table below reflects the comparable store sales results reported under the previous methodology for all four quarters in fiscal 2004 and the first quarter of fiscal 2005 and the corresponding comparable store sales results for these periods under the revised methodology.

	Revised Methodology	As Reported
Fiscal 2004
First Quarter	1.5%	1.5%
Second Quarter	(3.4%)	(3.4%)
Third Quarter	(13.5%)	(13.8%)
Fourth Quarter	(4.2%)	(4.9%)
Full Year	(5.0%)	(5.2%)

Fiscal 2005
First Quarter	(10.4%)	(10.4%)

Restatement of Prior Financial Information
     We have restated the consolidated balance sheet as of July 31, 2004, the consolidated statements of operations for the 13 and 26 weeks ended July 31, 2004, and the consolidated statement of cash flows for the 26 weeks ended July 31, 2004 in this Quarterly Report on Form 10-Q. The restatement also affected periods prior to fiscal 2004. The restatement corrected our historical accounting for operating leases. The restatement adjustments were non-cash and had no impact on revenues, comparable store sales or operating cash flows. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our Quarterly Reports on Form 10-Q for the periods before the end of fiscal 2004 to reflect the restatement, therefore the financial statements and related financial information contained in such reports should no longer be relied upon. Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
13 Weeks Ended July 30, 2005 Compared to the 13 Weeks Ended July 31, 2004
     Results of operations. The table below sets forth selected results of our operations in dollars expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13 Week Period Ended
	July 30, 2005		July 31, 2004		Change
	$	%	$	%	$	%
	(restated)
Net sales	$86,768	100.0%	$84,701	100.0%	$2,067	2.4%
Cost of sales	67,196	77.4%	62,778	74.1%	4,418	7.0%

Gross profit	19,572	22.6%	21,923	25.9%	(2,351)	(10.7%)

Operating expenses:
Compensation and benefits	16,663	19.2%	15,128	17.9%	1,535	10.1%
Other operating expenses	8,695	10.0%	8,376	9.9%	319	3.8%
Depreciation and amortization	3,652	4.2%	2,779	3.3%	873	31.4%
Non-cash stock compensation charge	—	0.0%	67	0.1%	(67)	(100.0%)

Total operating expenses	29,010	33.4%	26,350	31.1%	2,660	10.0%
Operating loss	(9,438)	(10.9%)	(4,427)	(5.2%)	(5,011)	(113.2%)
Interest expense, net	46	0.1%	168	0.2%	(122)	(72.6%)
Other income	(82)	(0.1%)	(57)	(0.1%)	(25)	43.9%

Loss before income taxes	(9,402)	(10.8%)	(4,538)	(5.4%)	(4,864)	(107.2%)
Income tax benefit	(3,713)	(4.3%)	(1,793)	(2.1%)	(1,920)	(107.1%)

Net loss	$(5,689)	(6.6%)	$(2,745)	(3.2%)	$(2,944)	(107.2%)

     Net sales. Net sales increased by 2.4% to $86.8 million for the second quarter of fiscal 2005 from $84.7 million for the second quarter of fiscal 2004. The overall increase in net sales was due to the growth in our store base. We opened 19 new stores during the first half of fiscal 2005 and 54 stores in fiscal 2004, and we closed 26 stores during the first half of fiscal 2005 and 14 stores in fiscal 2004. We ended the second quarter of fiscal 2005 with 313 stores in operation compared to 289 stores as of the end of the second quarter of fiscal 2004, representing a 8.3% increase in the store base. The impact of these changes in the store base was offset by a decline of 10.2% in comparable store sales for the second quarter of fiscal 2005. During the second quarter of fiscal 2004, comparable store sales decreased 3.4%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase in net sales of $9.5 million over the prior year quarter. This increase was partially offset by the negative comparable store sales performance, which accounted for a $7.4 million decrease from the prior year quarter.

     The comparable store sales decline for the quarter resulted from several factors, including a continued difficult sales environment in the home décor retail sector and weak customer traffic trends. The primary driver in the negative comparable store sales performance was a decline in customer traffic that led to a decrease in the number of transactions. Offsetting this decline, we experienced an increase in the average dollar transaction due to an increase in the number of items sold per transaction. The average retail selling price was down slightly for the quarter. Prominent categories that experienced comparable store sales decreases included gift/novelty, lamps, art, housewares and garden categories. Categories showing positive sales results were furniture, alternative wall décor, floral, mirrors, textiles, and candles. Sales performance was noticeably better in our off-mall stores in comparison to our mall stores. Comparable store sales for off-mall stores declined 3.3% for the quarter, and average unit volumes in comparable off-mall stores were 17% higher than those of comparable mall stores during the quarter.
     Gross profit. Gross profit decreased $2.4 million, or 10.7%, to $19.6 million for the second quarter of fiscal 2005 from $21.9 million for the second quarter of fiscal 2004. Gross profit expressed as a percentage of net sales decreased to 22.6% from 25.9% for the second quarter of fiscal 2004. The decrease in gross profit as a percentage of net sales was primarily the result of a decrease in product margin as aggressive markdowns were taken, primarily in June and July, to clear unproductive merchandise and in response to weak sales trends and poor customer traffic. Contributing further to gross profit decline, occupancy costs increased as a percentage of net sales due to the de-leveraging effect of the comparable store sales decline. Freight costs decreased as a percentage of sales as we continued to realize freight savings due to the implementation of changes in our store delivery methods resulting from our detailed review of transportation processes and structure. Central distribution costs decreased slightly as a percentage of sales due to lower expenses as compared to the prior year quarter, which included the impact of transition costs associated with our move to a new distribution center.
     Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $16.7 million, or 19.2% of net sales, for the second quarter of fiscal 2005 as compared to $15.1 million, or 17.9% of net sales for the second quarter of fiscal 2004. The increase in the compensation and benefits expense ratio was primarily due to the negative comparable store sales performance. While store payroll dollars were below plan, the decline in comparable store sales caused store payroll to increase as a percentage of sales. At the corporate level, we made additions to executive management and also added staff in key departments including merchandising, marketing, store operations, human resources, and information services during fiscal 2004 and the first half of fiscal 2005. These additions had a negative impact on the corporate payroll to sales ratio as compared to the prior year quarter.
     Other operating expenses. Other operating expenses, including both store and corporate costs, were $8.7 million, or 10.0% of net sales, for the second quarter of fiscal 2005 compared with $8.4 million, or 9.9% of net sales, for the second quarter of fiscal 2004. The increase in these operating expenses as a percentage of net sales was primarily the result of the lack of expense leverage due to the negative comparable store sales performance. The de-leveraging impact was partially offset by expense reductions in store-level storage and handling costs due to lower inventory levels and better merchandise flow.
     Depreciation and amortization. Depreciation and amortization expense was $3.7 million, or 4.2% of net sales, for the second quarter of fiscal 2005 compared to $2.8 million, or 3.3% of net sales, for the second quarter of fiscal 2004. The increase in the ratio is the result of the negative comparable store sales performance, along with the growth in our store base and the increased capital costs associated with our move to a new distribution center during the second quarter of fiscal 2004. Additionally, lease terms for many of our recent store openings have been shorter than our historical experience, resulting in higher amortization expense on the associated leasehold improvements for these stores.
     Non-cash stock compensation charge. During the second quarter of fiscal 2004, we incurred a non-cash stock compensation charge of $67,000, or 0.1% of net sales in each period, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. There was no such charge incurred during the second quarter of 2005, as these options are now fully-vested.

     Interest expense, net. Net interest expense was $46,000, or 0.1% of net sales, for the second quarter of fiscal 2005 as compared to net interest expense of $168,000, or 0.2% of net sales, for the second quarter of fiscal 2004. The change was primarily due to lower refinancing costs, and the related amortization of such costs, associated with our new senior credit facility that was entered into during the third quarter of fiscal 2004. Additionally, lower ongoing fees and interest associated with the new credit facility combined with lower revolver borrowings and better cash management also contributed to the favorable comparison to the prior year quarter.
     Income tax benefit. Income tax benefit was $3.7 million, or 39.5% of the loss before income taxes, for the second quarter of fiscal 2005 as compared to a benefit for income taxes of $1.8 million, or 39.5% of loss before income taxes, for the second quarter of fiscal 2004.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $5.7 million, or ($0.29) per share, for the second quarter of fiscal 2005 as compared to net loss of $2.7 million, or ($0.14) per share, for the second quarter of fiscal 2004.
26 Weeks Ended July 30, 2005 Compared to 26 Weeks Ended July 31, 2004
     Results of Operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26 Week Period Ended
	July 30, 2005		July 31, 2004		Change
	$	%	$	%	$	%
	(restated)
Net sales	$171,483	100.0%	$167,312	100.0%	$4,171	2.5%
Cost of sales	125,176	73.0%	119,055	71.2%	6,121	5.1%

Gross profit	46,307	27.0%	48,257	28.8%	(1,950)	(4.0%)
Operating expenses:
Compensation and benefits	33,565	19.6%	30,276	18.1%	3,289	10.9%
Other operating expenses	17,953	10.5%	15,595	9.3%	2,358	15.1%
Depreciation and amortization	7,076	4.1%	5,360	3.2%	1,716	32.0%
Non-cash stock compensation charge	—	0.0%	134	0.1%	(134)	(100.0%)

Total operating expenses	58,594	34.2%	51,365	30.7%	7,229	14.1%
Operating loss	(12,287)	(7.2%)	(3,108)	(1.9%)	(9,179)	(295.3%)
Interest expense (income), net	(7)	(0.0%)	257	0.2%	(264)	(102.7%)
Other income	(141)	(0.1%)	(92)	(0.1%)	(49)	53.3%

Loss before income taxes	(12,139)	(7.1%)	(3,273)	(2.0%)	(8,866)	(270.9%)
Income tax provision (benefit)	(4,794)	(2.8%)	(1,293)	(0.8%)	(3,501)	(270.8%)

Net income (loss)	$(7,345)	(4.3%)	$(1,980)	(1.2%)	$(5,365)	(271.0%)

     Net sales. Net sales increased by 2.5% to $171.5 million for the first half of fiscal 2005 from $167.3 million for the prior year period. The net sales increase resulted primarily from the growth in our store base. We opened 19 new stores during the first half of fiscal 2005 and 54 stores in fiscal 2004, and we closed 26 stores during the first half of fiscal 2005 and 14 stores in fiscal 2004. We ended the first half with 313 stores in operation compared to 289 stores as of the end of the first half of fiscal 2004, representing a 8.3% increase in the store base. Comparable store sales decreased 10.3% for the first half against a 1.0% decrease in comparable store sales for the prior year period. The comparable store sales decline for the period was primarily the result of a difficult sales environment characterized by slow customer traffic and a weaker than expected response to our merchandise offering and the home décor sector in general. The decrease in comparable store sales accounted for a sales decline of $15.0 million as compared to the prior year period. This decrease was offset by the effect of the net increase in the store base along with sales increases from expanded, remodeled or relocated stores that collectively accounted for approximately $19.2 million. Prominent categories that experienced comparable store sales increases for the period included textiles, floral, candles and alternative wall decor. These increases were offset by declines in gift/novelty, art, lamps, garden, and housewares. Sales for the first half of fiscal 2005 were characterized by a decline in customer traffic and transaction volumes offset by a slight increase in the average dollar transaction. Sales performance was noticeable better in our off-mall stores in comparison to our mall stores. Comparable store sales for off-mall stores declined 2.9% for the first half of fiscal 2005.
     Gross profit. Gross profit decreased $2.0 million, or 4.0%, to $46.3 million for the first half of fiscal 2005 from $48.3 million for the prior year period. Gross profit expressed as a percentage of sales decreased to 27.0% from 28.8% for the prior year period. The decrease in gross profit as a percentage of net sales was primarily the result of increased markdowns and promotional activity, particularly in the second quarter, to clear unproductive merchandise and in response to weakening sales trends and a decline in customer traffic. Additionally, store occupancy costs increased as a percentage of sales due to the impact of the negative comparable store sales performance on the ratio. Freight costs decreased as a percentage of sales as we realized savings from changes made to our store delivery methods and overall transportation structure. Central distribution costs were flat versus the prior year period, which represented an improvement in distribution center efficiency as shipments from the distribution center to stores were 31% higher in the current year.
     Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $33.6 million, or 19.6% of net sales, for the first half of fiscal 2005 as compared to $30.3 million, or 18.1% of net sales for the first half of fiscal 2004. The increase in these operating expenses as a percentage of net sales was primarily the result of the lack of expense leverage due to the comparable store sales decrease. The increase also reflects corporate headcount additions that have been made over the last year in various key departments. Despite the increase as a percentage of sales, these operating expenses were below our internal plan due in part to smaller incentive bonus accruals as a result of our overall sales and earnings performance for the first half of fiscal 2005.
     Other operating expenses. Other operating expenses, including both store and corporate costs, were $18.0 million, or 10.5% of net sales, for first half of fiscal 2005 compared with $15.6 million, or 9.3% of net sales, for first half of fiscal 2004. The increase in these operating expenses as a percentage of net sales was primarily the result of the lack of expense leverage due to the negative comparable store sales performance. Key categories of operating expense showing increases as a percentage of sales over the prior year were utilities, telecommunications, professional fees, personnel recruitment, and store closing expenses. These increases were anticipated by our plan, which included an increase in professional fees associated with our efforts to comply with the Sarbanes-Oxley Act, an increase in telecommunication costs due to the implementation of a wide-area network during the second quarter of fiscal 2004, an increase in search fees and related costs associated with personnel recruitment, and additional travel and other costs associated with 26 store closings.
     Depreciation and amortization. Depreciation and amortization expense was $7.0 million, or 4.1% of net sales, for the first half of fiscal 2005 compared to $5.4 million, or 3.2% of net sales, for the prior year period. This increase was the result of growth in the store base and completion of our move to a new distribution center. Additionally, the negative comparable store sales performance contributed to an increase in the ratio to net sales.
     Non-cash stock compensation charge. During the first half of fiscal 2004 we incurred a non-cash stock compensation charge of $134,000, or 0.1% of net sales in each period, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. No such charge was taken during the first half of fiscal 2005.
     Interest expense (income), net. Net interest income was $7,000, or 0.0% of net sales, for the first half of fiscal 2005 as compared to expense of $257,000, or 0.2% of net sales, for the prior year period. The decrease was the result of lower amortization of debt issue costs and lower average borrowings under our revolving line of credit this year as compared to the prior year.
     Income tax benefit. Income tax benefit was $4.8 million, or 39.5% of the loss before income taxes, for the first half of fiscal 2005 as compared to a benefit of $1.3 million, or 39.5% of loss before income taxes for the prior year period.

     Net loss and loss per share. As a result of the foregoing, net loss was $7.3 million, or ($0.29) per share, for the first half of fiscal 2005 as compared to a net loss of $2.0 million, or ($0.10) per share, for the prior year period.
Liquidity and Capital Resources
     Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories, which typically reach their peak by the end of the third quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores, distribution facilities or corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our credit facilities.
     Cash flows from operating activities. Net cash used in operating activities for the first half of fiscal 2005 was $11.6 million compared to $8.4 million for the prior year period. The increase in the amount of cash used in operations as compared to the prior year quarter is primarily the result of the decline in our operating performance resulting from the 10.3% decrease in our comparable store sales. Inventories increased $8.9 million during the first half of fiscal 2005 as compared to an increase of $385,000 during the prior year period. This increase in inventory reflects a typical inventory build-up from the end of the fiscal year as compared to the prior year period where inventories at the beginning of the year were heavier than normal. Accounts payable increased $206,000 for the first half of fiscal 2005 as compared to a decrease of $2.2 million for the first half of fiscal 2004. The change in accounts payable is primarily due to the timing of merchandise receipt flow and its relationship to payment due dates. Another significant change in operating cash flow was a reduction in income taxes paid due to the decline in operating performance from fiscal 2003 to fiscal 2004. The large majority of income taxes are paid in the month of April following the completion of the fiscal year.
     Cash flows from investing activities. Net cash used in investing activities for the second quarter of fiscal 2005 consisted principally of $9.5 million in capital expenditures as compared to $15.0 million for the prior year period. These expenditures primarily related to the opening of new stores. In the prior year period, we completed our move into a new distribution center and therefore incurred significant capital expenditures in the first two quarters of 2004. During the first half of fiscal 2005, we opened 19 new stores. We expect that capital expenditures for fiscal 2005 will range from $27 million to $29 million, primarily to fund the opening of 60 new stores, and complete certain information technology asset purchases and projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for new stores in fiscal 2005 will average approximately $350,000 to $375,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities for the second quarter of fiscal 2005 was $3.7 million compared to $11.3 million in the prior year period. The decline in cash provided by financing activities was primarily due to a decrease in the level of borrowings under our revolving line of credit during the first half of fiscal 2005. As of July 30, 2005, we had net borrowings of $2.7 million under our revolving line of credit compared to $11.1 million in the prior year period.
     Effective October 4, 2004, the Company entered into a new, five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (3.6% at July 30, 2005) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of July 30, 2005, there was approximately $2.7 million in outstanding borrowings under the credit facility, with approximately $21.2 million available for borrowing.
     At July 30, 2005, our balance of cash and cash equivalents was $462,000 and the borrowing availability under our revolving credit facility was approximately $21.2 million. We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2005 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.
Hurricane Katrina
     As of September 7, 2005, four of our stores were closed as a result of damage from Hurricane Katrina. We are still assessing the damage to these stores and expect them to remain closed for an extended period of time. We estimate that we have lost approximately $400,000 to $500,000 in sales to date from closed stores and other stores where sales have been affected by the storm. Over the next several weeks, we will be evaluating our insurance claims and the potential for ongoing sales disruption as the communities affected by Hurricane Katrina recover and more normal shopping activity resumes.
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
     Cost of sales and inventory valuation - Our inventory is stated at the lower-of-cost-or-market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate net of allowances the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur throughout the fiscal year. We also evaluate the cost of our inventory in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.
     Depreciation and recoverability of long-lived assets - Approximately 51% of our assets at July 30, 2005, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.
•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are generally depreciated over 5 years. Computer software and equipment is generally depreciated over 3-5 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the original, non-cancelable lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of their assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable lives, no depreciation expense is being realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed quarterly and upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store-generated cash flows. The review includes a comparison of

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

Recent Accounting Standards
     In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial statements.
     In December 2004, the FASB issued SFAS No. 123 (Revised) (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.
     In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that SFAS 153 will have a material impact on our financial statements.
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
     In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB issued Statement No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
•	If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, we may not be able to adequately implement our growth strategy, resulting in a decrease in net sales and net income.

•	A prolonged economic downturn could result in reduced net sales and profitability.

•	Reduced consumer spending in the southeastern part of the United States where approximately half of our stores are concentrated could reduce our net sales.

•	We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products, resulting in reduced net sales.

•	We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

•	We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales, resulting in reduced gross profit.

•	Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and/or a loss of our market share.

•	Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our operating income and net income, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

•	We may experience significant variations in our quarterly results.

•	The agreement covering our debt places certain reporting and consent requirements on us which may affect our ability to operate our business in accordance with our business and growth strategy.

•	Our comparable store sales fluctuate due to a variety of factors and may not be a meaningful indicator of future performance.

•	We are highly dependent on customer traffic in malls, and any reduction in the overall level of mall traffic could reduce our net sales and increase our sales and marketing expenses.

•	Our hardware and software systems are vulnerable to damage that could harm our business.

•	We depend on key personnel, and if we lose the services of any member of our senior management team, we may not be able to run our business effectively.

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
     As of July 30, 2005, there was $2.7 million in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of July 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 30, 2005, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.
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

PART II OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of shareholders on Monday, June 6, 2005 (the “Annual Meeting”). At the Annual Meeting, Robert E. Alderson, Carl Kirkland and David M. Mussafer were each nominated for, and elected to, our Board of Directors (the “Board”) for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2008. The other members of the Board whose terms continued after the Annual Meeting are R. Wilson Orr, III, Reynolds C. Faulkner, Steven J. Collins, Ralph T. Parks and Murray M. Spain and John P. Oswald. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	Votes For	Votes Withheld
Robert E. Alderson	13,182,529	186,428
Carl Kirkland	13,140,585	228,372
David M. Mussafer	13,291,876	77,081
As previously announced, subsequent to the Annual Meeting, Mr. Oswald resigned from the Board and our Chief Executive Officer, Jack E. Lewis, was elected to the Board by the unanimous vote of the remaining members of the Board.
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

KIRKLAND’S, INC.

Date: September 8, 2005	/s/ Jack E. Lewis

Jack E. Lewis
President and Chief Executive Officer

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner
Executive Vice President and
Chief Financial Officer