Form 10-Q
period 2005-10-29
KIRKLANDS INC
filed 2005-12-06
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 29, 2005	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

805 North Parkway Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)
Registrant’s telephone number, including area code: (731) 668-2444
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 29, 2005, 19,343,643 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	October 29,	October 30,	January 29,
	2005	2004	2005
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$463	$6,208	$17,912
Inventories, net	57,811	50,308	37,073
Income taxes receivable	7,544	6,049	2,124
Prepaid expenses and other current assets	8,722	7,154	6,278
Deferred income taxes	1,656	1,813	1,265

Total current assets	76,196	71,532	64,652
Property and equipment, net	70,018	61,578	64,020
Other assets	1,599	2,166	1,465

Total assets	$147,813	$135,276	$130,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$3,674	$16,210	$—
Accounts payable	35,476	27,715	22,199
Accrued expenses	16,997	14,729	14,936

Total current liabilities	56,147	58,654	37,135
Deferred income taxes	2,263	—	2,376
Deferred rent and other	33,061	23,068	25,506

Total liabilities	91,471	81,722	65,017

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,339,224, 19,260,048 and 19,264,412 shares issued and outstanding at October 29, 2005, October 30, 2004, and January 29, 2005, respectively	139,034	138,594	138,607
Loan to shareholder	—	(612)	(619)
Accumulated deficit	(82,692)	(84,428)	(72,868)

Total shareholders’ equity	56,342	53,554	65,120

Total liabilities and shareholders’ equity	$147,813	$135,276	$130,137

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Week Period Ended		39 Week Period Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net sales	$90,200	$82,815	$261,683	$250,127
Cost of sales (exclusive of depreciation and amortization as shown below)	64,516	58,231	189,692	177,286

Gross profit	25,684	24,584	71,991	72,841
Operating expenses:
Compensation and benefits	17,147	16,556	50,712	46,832
Other operating expenses	8,767	9,320	26,720	24,915
Depreciation and amortization	3,843	3,065	10,919	8,425
Non-cash stock compensation charge	—	77	—	211

Total operating expenses	29,757	29,018	88,351	80,383

Operating loss	(4,073)	(4,434)	(16,360)	(7,542)
Interest expense:
Revolving line of credit	80	178	153	368
Loss on early termination of indebtedness	—	364	—	364
Amortization of debt issue costs	6	38	16	143

Total interest expense	86	580	169	875
Interest income	—	(8)	(90)	(46)
Other income	(60)	(61)	(201)	(153)

Loss before income taxes	(4,099)	(4,945)	(16,238)	(8,218)
Income tax benefit	(1,620)	(1,953)	(6,414)	(3,246)

Net loss	$(2,479)	$(2,992)	$(9,824)	$(4,972)

Earnings (loss) per share:
Basic	$(0.13)	$(0.16)	$(0.51)	$(0.26)

Diluted	$(0.13)	$(0.16)	$(0.51)	$(0.26)

Weighted average number of shares outstanding:
Basic	19,336	19,253	19,309	19,214

Diluted	19,336	19,253	19,309	19,214

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Loan to	Accumulated	Total
	Shares	Amount	Shareholder	Deficit	Equity
Balance at January 29, 2005	19,264,412	$138,607	$(619)	$(72,868)	$65,120
Exercise of employee stock options and employee stock purchases	74,812	403			403
Tax benefit from exercise of stock options		24			24
Repayment of shareholder loan, net of interest accrued			619		619
Net loss				(9,824)	(9,824)

Balance at October 29, 2005	19,339,224	$139,034	$—	$(82,692)	$56,342

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39 Week Period Ended
	October 29,	October 30,
	2005	2004
		(restated)
Cash flows from operating activities:
Net loss	$(9,824)	$(4,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	10,919	8,425
Amortization of tenant allowance	(2,999)	(1,722)
Amortization of debt issue costs	15	143
Loss on early termination of indebtedness	—	139
Non-cash stock compensation charge	—	211
Loss on disposal of property and equipment	724	171
Deferred income taxes	(504)	(165)
Changes in assets and liabilities:
Inventories, net	(20,738)	(8,734)
Prepaid expenses and other current assets	(2,444)	416
Other noncurrent assets	(137)	—
Accounts payable	13,277	7,720
Income taxes receivable	(5,396)	(12,432)
Accrued expenses and other noncurrent liabilities	12,662	7,135

Net cash used in operating activities	(4,445)	(3,665)

Cash flows from investing activities:
Capital expenditures	(17,641)	(23,929)

Net cash used in investing activities	(17,641)	(23,929)

Cash flows from financing activities:
Borrowings on revolving line of credit	139,000	40,554
Repayments on revolving line of credit	(135,326)	(24,344)
Refinancing costs	(12)	(95)
Exercise of stock options and employee stock purchases	356	256
Repayment of shareholder loan, net of interest accrued	619	8

Net cash provided by financing activities	4,637	16,379

Cash and cash equivalents:
Net decrease	$(17,449)	$(11,215)
Beginning of the period	17,912	17,423

End of the period	$463	$6,208

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     We are a leading specialty retailer of home décor in the United States, operating 334 stores in 37 states as of October 29, 2005. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The accompanying consolidated financial statements, except for the January 29, 2005 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to state fairly and in accordance with generally accepted accounting principles (GAAP) our financial position as of October 29, 2005, October 30, 2004, and January 29, 2005; the results of our operations for the 13-week and 39-week periods ended October 29, 2005, and October 30, 2004; and our cash flows for the 39-week periods ended October 29, 2005, and October 30, 2004. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of our operations for the 13-week and 39-week periods ended October 29, 2005, are not indicative of the results to be expected for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Note 2 — Restatement of Prior Financial Information
     We restated our consolidated balance sheet at October 30, 2004, our consolidated statements of operations for the 13-week and 39-week periods ended October 30, 2004, and our consolidated statement of cash flows for the 39-week period ended October 30, 2004. The restatement also affected periods prior to fiscal 2004. The restatement corrected our historical accounting for operating leases, specifically our treatment of the store construction or “build-out” period and store construction allowances. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. Throughout this Form 10-Q, all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
     As a result of this restatement, our financial results have been adjusted as follows (in thousands, except per share data):

	As Previously
	Reported		As Restated
	October 30,		October 30,
	2004	Adjustments	2004
Selected Balance Sheet Data:
Property and equipment, net	$61,578	$ —	$61,578
Other assets	1,475	691	2,166
Deferred rent and other	20,967	2,101	23,068
Accumulated deficit	(83,018)	(1,410)	(84,428)
Total shareholders’ equity	54,964	(1,410)	53,554

Note 2 — Restatement of Prior Financial Information (Continued)

	13 Week Period Ended
	As Previously
	Reported		As Restated
	October 30,		October 30,
	2004	Adjustments	2004
Net sales	$82,815	$—	$82,815
Cost of sales (exclusive of depreciation and amortization as shown)	58,092	139	58,231

Gross Profit	24,723	(139)	24,584

Total other operating expenses	25,953	—	25,953
Depreciation and amortization	3,065	—	3,065

Operating loss	(4,295)	(139)	(4,434)
Total interest expense	580	—	580
Other income, net	(69)	—	(69)

Loss before income taxes	(4,806)	(139)	(4,945)
Income tax benefit	(1,898)	(55)	(1,953)

Net loss	$(2,908)	$(84)	$(2,992)

Earnings (loss) per share:
Basic	$(0.15)	$(0.01)	$(0.16)

Diluted	$(0.15)	$(0.01)	$(0.16)

	39 Week Period Ended
	As Previously
	Reported		As Restated
	October 30,		October 30,
	2004	Adjustments	2004
Net sales	$250,127	$—	$250,127
Cost of sales (exclusive of depreciation and amortization as shown)	176,868	418	177,286

Gross Profit	73,259	(418)	72,841

Total other operating expenses	71,958	—	71,958
Depreciation and amortization	8,425	—	8,425

Operating loss	(7,124)	(418)	(7,542)
Total interest expense	875	—	875
Other income, net	(199)	—	(199)

Loss before income taxes	(7,800)	(418)	(8,218)
Income tax benefit	(3,081)	(165)	(3,246)

Net loss	$(4,719)	$(253)	$(4,972)

Earnings (loss) per share:
Basic	$(0.25)	$(0.01)	$(0.26)

Diluted	$(0.25)	$(0.01)	$(0.26)

Note 2 — Restatement of Prior Financial Information (Continued)

	39 Week Period Ended
	As Previously
	Reported		As Restated
	October 30,		October 30,
	2004	Adjustments	2004
Selected Cash Flow Data:
Cash flows from operating activities	$(3,665)	$—	$(3,665)

Cash flows from investing activities	(23,929)	—	(23,929)
Cash flows from financing activities	16,379	—	16,379

Net decrease in cash	$(11,215)	$—	$(11,215)

Note 3 — Stock Compensation
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

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	($ in thousands, except per share amounts)
		(restated)		(restated)
Net loss as reported	$(2,479)	$(2,992)	$(9,824)	$(4,972)
Add: Stock-based compensation cost, included in determination of net loss	—	77	—	211
Deduct: Stock-based compensation cost, net of taxes, determined under the fair value based method for all awards	(146)	(168)	(549)	(538)

Pro forma net loss	$(2,625)	$(3,083)	$(10,373)	$(5,299)

Earnings (loss) per share:

Basic, as reported	$(0.13)	$(0.16)	$(0.51)	$(0.26)

Basic, pro forma	$(0.14)	$(0.16)	$(0.54)	$(0.28)

Diluted, as reported	$(0.13)	$(0.16)	$(0.51)	$(0.26)

Diluted, pro forma	$(0.14)	$(0.16)	$(0.54)	$(0.28)

Note 4 — Earnings Per Share
     Basic earnings per share are based upon the weighted average number of shares outstanding. Diluted earnings per share are based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options and warrants.
     The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
		(restated)		(restated)
Numerator:
Net loss	$(2,479)	$(2,992)	$(9,824)	$(4,972)

Denominator:
Denominator for basic loss per share — weighted average number of common shares outstanding	19,336	19,253	19,309	19,214
Effect of dilutive securities	—	—	—	—

Denominator for diluted loss per share	19,336	19,253	19,309	19,214

Earnings (loss) per common share:
Basic	$(0.13)	$(0.16)	$(0.51)	$(0.26)

Diluted	$(0.13)	$(0.16)	$(0.51)	$(0.26)

     The calculation of diluted earnings per share for the 13-week period ended October 29, 2005, and October 30, 2004, excludes stock options of 1,127,510 and 554,312, respectively, as the effect of their inclusion would be anti-dilutive.
     The calculations of diluted earnings per share for the 39-week period ended October 29, 2005, and October 30, 2004, exclude stock options of 1,005,195 and 570,938, respectively, as the effect of their inclusion would be anti-dilutive.
Note 5 — Revolving Credit Facility
     Effective October 4, 2004, we entered into a new, five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (4.20% at October 29, 2005) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires us to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. As of October 29, 2005, we were in compliance with this covenant. The facility matures in October 2009. As of October 29, 2005, there was approximately $3.7 million in outstanding borrowings under the credit facility, with approximately $32.8 million available for borrowing (net of the $3 million availability block as described above).
Note 6 — Related Parties
  Shareholder Loan
     On May 4, 2002, we loaned $217,000 to our Executive Vice President and Chief Financial Officer. The note bore interest at the rate of 4.75% per year, and was payable over the term of the note. On April 10, 2003, we advanced an additional $381,401 to the borrower in accordance with the original terms of the note. This additional

Note 6 — Related Parties (Continued)
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
Note 7 — Recent Accounting Standards
     In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The statement is effective for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial statements.
     In December 2004, the FASB issued SFAS No. 123 (Revised) (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of the following methodologies.
i)	a “modified prospective” approach wherein compensation cost is recognized beginning with SFAS No. 123R’s effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on such date, or

ii)	a “modified retrospective” approach that includes all of the requirements of the modified prospective method and also permits entities to restate their financial statements based on the pro forma amounts previously disclosed pursuant to SFAS No. 123 in either (a) all prior periods presented or (b) prior interim periods in the year of adoption.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, we recognize no compensation cost for employee stock options. Therefore, our adoption of the fair value method under SFAS No. 123R will have a significant impact on our results of operations; however, it will have no impact on our consolidated financial position. The precise impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments we grant in the future (we are currently evaluating the utilization of stock options as a component of our employee compensation and retention strategies). Had we adopted SFAS No. 123R in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the SFAS No. 123 pro forma disclosures at Note 3.
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
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to

Note 7 — Recent Accounting Standards (Continued)
perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We do not anticipate that FIN 47 will have a material impact on our financial statements.
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
Note 8 — Subsequent events
     On November 15, 2005, the Compensation Committee of our Board of Directors approved the accelerated vesting of certain unvested stock options that had exercise prices exceeding the closing market price of $7.05 at October 29, 2005, by more than 100% and that were granted more than two years ago. Only one stock option grant met this condition, which was the August 28th, 2003 grant to certain management employees which had an exercise price of $18.55 per share. As a result of the vesting acceleration, 15,582 options from this grant became immediately exercisable. These options were scheduled to vest over the first two quarters of fiscal 2006. The effect of the vesting acceleration will be the recognition of approximately $116,000, net of tax, of additional stock-based employee compensation in our pro forma footnote disclosure for the fourth quarter of fiscal 2005, which would otherwise have been recognized in our income statement as compensation expense over the first two quarters of fiscal 2006 after the adoption of FAS 123(R). Because these stock options have exercise prices significantly in excess of our current stock price, we believe that the future charge to earnings that would be required under FAS 123(R) for the remaining original fair value of the stock options is not an accurate reflection of economic value to the employees holding them and that the options are not fully achieving their original objectives of employee motivation and retention. FAS 123(R) is effective for the Company at the beginning of fiscal year 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a leading specialty retailer of home décor in the United States, operating 334 stores in 37 states as of October 29, 2005. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.
     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. During the past seven years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. We opened 26 new stores in the third quarter of fiscal 2005 and closed 5 stores. We plan on opening 59 new stores and closing 32 stores in fiscal 2005. All of our new store openings during fiscal 2005 will be in off-mall venues, while substantially all of our closings will be stores located in mall venues. Our results to date in our off-mall stores indicate that this venue provides the better opportunity for growth in our store base.
     The following table summarizes our stores and square footage under lease in mall and off-mall locations:

	Stores		Square Footage		Average Store Size
	10/29/05	10/30/04	10/29/05	10/30/04	10/29/05	10/30/04
Mall	211	241	984,024	1,105,194	4,664	4,586
Off-Mall	123	64	682,590	317,071	5,550	4,954

Total	334	305	1,666,614	1,422,265	4,990	4,663

Restatement of Prior Financial Information
     We have restated the consolidated balance sheet as of October 30, 2004, the consolidated statements of operations for the 13 and 39 weeks ended October 30, 2004, and the consolidated statement of cash flows for the 39 weeks ended October 30, 2004 in this Quarterly Report on Form 10-Q. The restatement also affected periods prior to fiscal 2004. The restatement corrected our historical accounting for operating leases. The restatement adjustments were non-cash and had no impact on revenues, comparable store sales or operating cash flows. For information with respect to the restatement, see “Note 2” to the consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2004. We did not amend our Quarterly Reports on Form 10-Q for the periods before the end of fiscal 2004 to reflect the restatement. Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for affected prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
13 Weeks Ended October 29, 2005 Compared to the 13 Weeks Ended October 30, 2004
     Results of operations. The table below sets forth selected results of our operations in dollars expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13 Week Period Ended
	October 29, 2005		October 30, 2004		Change
	$	%	$	%	$	%
			(restated)
Net sales	$90,200	100.0%	$82,815	100.0%	$7,385	8.9%
Cost of sales	64,516	71.5%	58,231	70.3%	6,285	10.8%

Gross profit	25,684	28.5%	24,584	29.7%	1,100	4.5%

	13 Week Period Ended
	October 29, 2005		October 30, 2004		Change
	$	%	$	%	$	%
Operating expenses:
Compensation and benefits	17,147	19.0%	16,556	20.0%	591	3.6%
Other operating expenses	8,767	9.7%	9,320	11.3%	(553)	(5.9%)
Depreciation and amortization	3,843	4.3%	3,065	3.7%	778	25.4%
Non-cash stock compensation charge	—	0.0%	77	0.1%	(77)	(100.0%)

Total operating expenses	29,757	33.0%	29,018	35.0%	739	2.5%

Operating loss	(4,073)	(4.5%)	(4,434)	(5.4%)	361	(8.1%)
Interest expense, net	86	0.1%	580	0.7%	(494)	(85.2%)
Other income	(60)	(0.1%)	(69)	(0.1%)	9	(13.0%)

Loss before income taxes	(4,099)	(4.5%)	(4,945)	(6.0%)	846	(17.1%)
Income tax benefit	(1,620)	(1.8%)	(1,953)	(2.4%)	333	(17.1%)

Net loss	$(2,479)	(2.7%)	$(2,992)	(3.6%)	$513	(17.1%)

     Net sales. Net sales increased by 8.9% to $90.2 million for the third quarter of fiscal 2005 from $82.8 million for the third quarter of fiscal 2004. The overall increase in net sales was due to the growth in our store base. We opened 45 new stores during the first three quarters of fiscal 2005 and 54 stores in fiscal 2004, and we closed 31 stores during the first three quarters of fiscal 2005 and 14 stores in fiscal 2004. We ended the third quarter of fiscal 2005 with 334 stores in operation compared to 305 stores as of the end of the third quarter of fiscal 2004, representing a 9.5% increase in the store base. The impact of these changes in the store base was offset by a decline of 3.4% in comparable store sales for the third quarter of fiscal 2005. During the third quarter of fiscal 2004, comparable store sales decreased 13.5%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase in net sales of $9.8 million over the prior year quarter. This increase was partially offset by the negative comparable store sales performance, which accounted for a $2.4 million decrease from the prior year quarter.
     The comparable store sales decline for the quarter was primarily due to a continuation of weak customer traffic trends. Sales were also negatively affected by the series of hurricanes that disrupted business and caused store closings in Louisiana, Mississippi, Alabama, and Texas. We estimate the sales loss due to the hurricanes to be approximately $1.3 million, or 0.7% in comparable store sales for the quarter. The decline in customer traffic led to a decrease in the number of transactions despite an increase in customer conversion rates. Offsetting this decline, we experienced an increase in the average dollar transaction due to increases in the number of items sold per transaction and in the average retail selling price. Prominent categories that experienced comparable store sales decreases included framed art and lamps. Categories showing positive sales results were alternative wall décor, furniture, decorative accessories, mirrors, floral and candles. Sales performance was noticeably better in our off-mall stores in comparison to our mall stores. Comparable store sales for off-mall stores increased 0.9% for the quarter compared to a comparable store sales decrease of 4.7% for mall stores. Average sales volumes in comparable off-mall stores were 26% higher than those of comparable mall stores during the quarter.
     Gross profit. Gross profit increased $1.1 million, or 4.5%, to $25.7 million for the third quarter of fiscal 2005 from $24.6 million for the third quarter of fiscal 2004. Gross profit expressed as a percentage of net sales decreased to 28.5% from 29.7% for the third quarter of fiscal 2004. The decrease in gross profit as a percentage of net sales was primarily the result of a decrease in product margin due to increased promotional discounts and markdowns. These strategies were employed in an attempt to improve sales and customer traffic. Occupancy costs increased slightly as a percentage of net sales due to the de-leveraging effect of the comparable store sales decline. The shift to more off-mall stores with lower occupancy costs per square foot helped to mitigate the impact of the sales decline on this ratio. Freight costs decreased as a percentage of sales as we continued to realize freight savings due to the implementation of changes in our store delivery methods. Central distribution costs as a percentage of sales remained unchanged compared to the prior year quarter.

     Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $17.1 million, or 19.0% of net sales, for the third quarter of fiscal 2005 as compared to $16.6 million, or 20.0% of net sales for the third quarter of fiscal 2004. The decrease in the compensation and benefits expense ratio was primarily due to tighter control over store-level payroll dollars in response to the sales trend. At the corporate level, the expense ratio was relatively flat versus the prior year quarter.
     Other operating expenses. Other operating expenses, including both store and corporate costs, were $8.8 million, or 9.7% of net sales, for the third quarter of fiscal 2005 compared with $9.3 million, or 11.3% of net sales, for the third quarter of fiscal 2004. The decrease in these operating expenses as a percentage of net sales was primarily the result of reductions in store-level storage costs and related equipment rental expense due to lower inventory levels and the increasing prevalence of off-mall stores. Advertising expenses were lower than prior year due to decisions to shift advertising dollars to focus on the fourth quarter. Further, we also experienced decreases in professional fees and travel expenses.
     Depreciation and amortization. Depreciation and amortization expense was $3.8 million, or 4.3% of net sales, for the third quarter of fiscal 2005 compared to $3.1 million, or 3.7% of net sales, for the third quarter of fiscal 2004. The increase in the ratio was the result of the negative comparable store sales performance, along with the growth in our store base. Additionally, lease terms for many of our recent off-mall store openings have been shorter than the historical lease term for a mall store, resulting in higher amortization expense on the associated leasehold improvements for these stores.
     Non-cash stock compensation charge. During the third quarter of fiscal 2004, we incurred a non-cash stock compensation charge of $77,000, or 0.1% of net sales in each period, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. There was no such charge incurred during the third quarter of 2005, as these options are now fully-vested.
     Interest expense, net. Net interest expense was $86,000, or 0.1% of net sales, for the third quarter of fiscal 2005 as compared to net interest expense of $580,000, or 0.7% of net sales, for the third quarter of fiscal 2004. During the prior year quarter, we refinanced our bank line of credit and incurred a one-time early termination charge and write-off of issue costs totaling $364,000. Additionally, revolver borrowings were below prior year levels throughout the quarter.
     Income tax benefit. Income tax benefit was $1.6 million, or 39.5% of the loss before income taxes, for the third quarter of fiscal 2005 as compared to a benefit of $2.0 million, or 39.5% of loss before income taxes, for the third quarter of fiscal 2004.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $2.5 million, or ($0.13) per share, for the third quarter of fiscal 2005 as compared to net loss of $3.0 million, or ($0.16) per share, for the third quarter of fiscal 2004.
39 Weeks Ended October 29, 2005 Compared to 39 Weeks Ended October 30, 2004
     Results of Operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39 Week Period Ended
	October 29, 2005		October 30, 2004		Change
	$	%	$	%	$	%
			(restated)
Net sales	$261,683	100.0%	$250,127	100.0%	$11,556	4.6%
Cost of sales	189,692	72.5%	177,286	70.9%	12,406	7.0%

Gross profit	71,991	27.5%	72,841	29.1%	(850)	(1.2%)
Operating expenses:
Compensation and benefits	50,712	19.4%	46,832	18.7%	3,880	8.3%

	39 Week Period Ended
	October 29, 2005		October 30, 2004		Change
	$	%	$	%	$	%
			(restated)
Other operating expenses	26,720	10.2%	24,915	10.0%	1,805	7.2%
Depreciation and amortization	10,919	4.2%	8,425	3.4%	2,494	29.6%
Non-cash stock compensation charge	—	0.0%	211	0.1%	(211)	(100.0%)

Total operating expenses	88,351	33.8%	80,383	32.1%	7,968	9.9%

Operating loss	(16,360)	(6.3%)	(7,542)	(3.0%)	(8,818)	(116.9%)
Interest expense (income), net	169	0.1%	875	0.3%	(706)	(80.7%)
Other income	(291)	(0.1%)	(199)	(0.1%)	(92)	46.2%

Loss before income taxes	(16,238)	(6.2%)	(8,218)	(3.3%)	(8,020)	(97.6%)
Income tax provision (benefit)	(6,414)	(2.5%)	(3,246)	(1.3%)	(3,168)	(97.6%)

Net income (loss)	$(9,824)	(3.8%)	$(4,972)	(2.0%)	$(4,852)	(97.6%)

     Net sales. Net sales increased by 4.6% to $261.7 million for the first three quarters of fiscal 2005 from $250.1 million for the prior year period. The net sales increase resulted primarily from the growth in our store base. We opened 45 new stores during the first three quarters of fiscal 2005 and 54 stores in fiscal 2004, and we closed 31 stores during the first three quarters of fiscal 2005 and 14 stores in fiscal 2004. We ended the third quarter with 334 stores in operation compared to 305 stores as of the end of the third quarter of fiscal 2004, representing a 9.5% increase in the store base. Comparable store sales decreased 8.1% for the first three quarters against a 5.4% decrease in comparable store sales for the prior year period. The comparable store sales decline for the period was primarily the result of a difficult sales environment characterized by slow customer traffic and a weaker than expected response to our merchandise offering and the home décor sector in general. The decrease in comparable store sales accounted for a sales decline of $17.4 million as compared to the prior year period. This decrease was offset by the effect of the net increase in the store base along with sales from expanded, remodeled or relocated stores that collectively accounted for approximately $29.0 million. Prominent categories that experienced comparable store sales increases for the period included textiles, floral, candles, furniture, and alternative wall decor. These increases were offset by declines in gift/novelty, framed art, lamps, garden, and housewares. Sales for the first three quarters of fiscal 2005 were characterized by declines in customer traffic and transaction volumes offset by a slight increase in the average dollar transaction. Sales performance was noticeably better in our off-mall stores in comparison to our mall stores. Comparable store sales for off-mall stores declined 1.4% for the first three quarters of fiscal 2005, while comparable mall stores were down 9.5%.
     Gross profit. Gross profit decreased $850,000, or 1.2%, to $72.0 million for the first three quarters of fiscal 2005 from $72.8 million for the prior year period. Gross profit expressed as a percentage of net sales decreased to 27.5% from 29.1% for the prior year period. The decrease in gross profit as a percentage of net sales was primarily the result of increased markdowns and promotional activity, particularly in the second quarter and early third quarter, to clear unproductive merchandise and in response to weakening sales trends and a decline in customer traffic. Additionally, store occupancy costs increased as a percentage of sales due to the impact of the negative comparable store sales performance on the ratio. Freight costs decreased as a percentage of sales as we realized savings from changes made to our store delivery methods and overall transportation structure. Central distribution costs were up only slightly versus the prior year period, which represented an improvement in distribution center efficiency as shipments from the distribution center to stores were 32.3% higher in the current year.
     Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $50.7 million, or 19.4% of net sales, for the first three quarters of fiscal 2005 as compared to $46.8 million, or 18.7% of net sales for the first three quarters of fiscal 2004. The increase in these expenses as a percentage of net sales was primarily the result of the lack of expense leverage due to the comparable store sales decrease. The increase also reflects corporate headcount additions that have been made over the last year in various key departments.
     Other operating expenses. Other operating expenses, including both store and corporate costs, were $26.7 million, or 10.2% of net sales, for the first three quarters of fiscal 2005 compared to $24.9 million, or 10.0% of net sales, for the first three quarters of fiscal 2004. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative comparable store sales performance. Key categories of operating expense showing increases as a percentage of sales over the prior year were utilities, telecommunications, professional fees, personnel recruitment, and relocation expenses. These increases were partially offset by reductions in store-level storage costs and related equipment rental expense due to lower inventory levels and the increasing prevalence of off-mall stores.
     Depreciation and amortization. Depreciation and amortization expense was $10.9 million, or 4.2% of net sales, for the first three quarters of fiscal 2005 compared to $8.4 million, or 3.4% of net sales, for the prior year period. This increase was the result of growth in the store base and completion of our move to a new distribution center in June 2004. Additionally, the negative comparable store sales performance contributed to an increase in the ratio to net sales.
     Non-cash stock compensation charge. During the first three quarters of fiscal 2004 we incurred a non-cash stock compensation charge of $211,000, or 0.1% of net sales in each period, related to certain stock options granted to employees in November 2001 that had an exercise price that was less than the fair value of the underlying common stock on the date of the grant. No such charge was taken during the first three quarters of fiscal 2005.
     Interest expense (income), net. Net interest expense was $169,000, or 0.1% of net sales, for the first three quarters of fiscal 2005 as compared to expense of $875,000, or 0.3% of net sales, for the prior year period. During October 2004, we refinanced our bank line of credit and incurred a one-time early termination charge and write-off of issue costs totaling $364,000. Additionally, the decrease was the result of lower average borrowings under our revolving line of credit this year as compared to the prior year.
     Income tax benefit. Income tax benefit was $6.4 million, or 39.5% of the loss before income taxes, for the first three quarters of fiscal 2005 as compared to a benefit of $3.2 million, or 39.5% of loss before income taxes for the prior year period.
     Net loss and loss per share. As a result of the foregoing, net loss was $9.8 million, or ($0.51) per share, for the first three quarters of fiscal 2005 as compared to a net loss of $5.0 million, or ($0.26) per share, for the prior year period.
Liquidity and Capital Resources
     Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories, which typically reach their peak by the end of the third quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores, distribution facilities or corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our credit facility.
     Cash flows from operating activities. Net cash used in operating activities for the first three quarters of fiscal 2005 was $4.4 million compared to $3.7 million for the prior year period. The increase in the amount of cash used in operations as compared to the prior year quarter was primarily the result of the decline in our operating performance resulting from the 8.1% decrease in our comparable store sales. Inventories increased $20.7 million during the first three quarters of fiscal 2005 as compared to an increase of $8.7 million during the prior year period. Inventory levels at the beginning of fiscal 2005 were lower than in the prior year, resulting in a more pronounced buildup during fiscal 2005 as compared to fiscal 2004. Accounts payable increased $13.3 million for the first three quarters of fiscal 2005 as compared to an increase of $7.7 million for the first three quarters of fiscal 2004, reflecting this build-up of inventory.
     Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2005 consisted principally of $17.6 million in capital expenditures as compared to $23.9 million for the prior year period. These expenditures primarily related to the opening of new stores. During fiscal 2004 we completed our move into a new distribution center and therefore incurred significant capital expenditures during the first two quarters. During the first three quarters of fiscal 2005, we opened 45 new stores. We expect that capital expenditures for fiscal 2005 will range from $27 million to $29 million, primarily to fund the opening of 59 new stores, and to complete certain information technology asset purchases and projects. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, for new stores in fiscal 2005 will average approximately $350,000 to $375,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities for the first three quarters of fiscal 2005 was $4.6 million compared to $16.4 million in the prior year period. The decline in cash provided by financing activities was primarily due to a decrease in the level of borrowings under our revolving line of credit during the first three quarters of fiscal 2005. As of October 29, 2005, we had net borrowings of $3.7 million under our revolving line of credit compared to $16.2 million in the prior year period.
     Revolving credit facility. Effective October 4, 2004, the Company entered into a new, five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (4.20% at October 29, 2005) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of October 29, 2005, we were in compliance with the covenants in the facility and there was approximately $3.7 million in outstanding borrowings under the credit facility, with approximately $32.8 million available for borrowing (net of the $3 million availability block as described above).
     At October 29, 2005, our balance of cash and cash equivalents was $463,000 and the borrowing availability under our revolving credit facility was approximately $32.8 million (net of the $3 million availability block as described above). We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2005 growth plans in full and fund our planned capital expenditures, interest payments and working capital requirements for at least the next twelve months.
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
     Cost of sales and inventory valuation — Our inventory is stated at the lower-of-cost-or-market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate net of allowances the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur throughout the fiscal year. We also evaluate the cost of our inventory in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.
     Depreciation and recoverability of long-lived assets — Approximately 47% of our assets at October 29, 2005, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.
•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are generally depreciated over 5 years. Computer software and equipment is generally depreciated over 3-5 years. Leasehold improvements are amortized over the shorter of the useful lives of the asset or the initial lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of their assigned depreciable lives, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable lives, no depreciation expense is being recognized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

•	Recoverability of the carrying value of store assets is assessed quarterly and upon the occurrence of certain events or changes in circumstances such as store closings or upcoming lease renewals. The assessment requires judgment and estimates for future store-generated cash flows. The review includes a comparison of the carrying value of the store assets to the future undiscounted cash flows expected to be generated by the store. The underlying estimates for cash flows include estimates for future net sales, gross profit and store expense increases and decreases. To the extent our estimates for net sales, gross profit and store expenses are not realized, future assessments of recoverability could result in additional impairment charges.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised) (“SFAS 123R”), “Share-Based Payment,” a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS No. 123R is effective at the beginning of the next fiscal year after June 15, 2005. We will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS No. 123R on January 29, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of the following methodologies.
i)	a “modified prospective” approach wherein compensation cost is recognized beginning with SFAS No. 123R’s effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date that remain unvested on such date, or

ii)	a “modified retrospective” approach that includes all of the requirements of the modified prospective method and also permits entities to restate their financial statements based on the pro forma amounts previously disclosed pursuant to SFAS No. 123 in either (a) all prior periods presented or (b) prior interim periods in the year of adoption.
     As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value method under APB Opinion No. 25 and, as such, we recognize no compensation cost for employee stock options. Therefore, our adoption of the fair value method under SFAS No. 123R will have a significant impact on our results of operations; however, it will have no impact on our consolidated financial position. The precise impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments we grant in the future (we are currently evaluating the utilization of stock options as a component of our employee compensation and retention strategies). Had we adopted SFAS No. 123R in prior periods, the impact of such accounting pronouncement would have approximated that which is described in the SFAS No. 123 pro forma disclosures at Note 3.
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
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We do not anticipate that FIN 47 will have a material impact on our financial statements.
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
     As of October 29, 2005, there was $3.7 million in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We did not have any foreign exchange contracts, hedges, interest rate swaps, derivatives or other significant market risk as of October 29, 2005.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 29, 2005, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
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

KIRKLAND’S, INC.

Date: December 5, 2005	/s/ Jack E. Lewis

Jack E. Lewis
President and Chief Executive Officer

/s/ Reynolds C. Faulkner

Reynolds C. Faulkner
Executive Vice President and
Chief Financial Officer