Form 10-K
period 2006-01-28
KIRKLANDS INC
filed 2006-04-12
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark
One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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
Common Stock, no par value per share
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of July 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $54,317,472 based on the last sale price of the common stock as reported by The Nasdaq Stock Market. This calculation excludes 12,748,183 shares held by directors, executive officers and one holder of more than 10% of the registrant’s common stock.
     As of March 24, 2006, there were 19,515,134 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the proxy statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 5, 2006, are incorporated by reference into Part III of this Form 10-K.

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
General
      We are a leading specialty retailer of home decor in the United States, operating 347 stores in 37 states as of January 28, 2006. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home decor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home decor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country.
      Our growth in recent years has consisted principally of new store openings. We intend to continue opening new stores both in existing markets and in new markets, including major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. During the 52 weeks ended January 28, 2006 (“fiscal 2005”), we opened 59 new stores and closed 32 stores. All of our fiscal 2005 new stores are located in off-mall venues, and all but one of our fiscal 2005 closed stores were located in malls. We anticipate that all of our new store openings during fiscal 2006 will be in off-mall venues, while substantially all of our closings will be stores located in mall venues. Our results to date in our off-mall stores indicate that this venue provides the better opportunity for growth in our store base.
Business Strategy
      Our goal is to be the leading specialty retailer of home decor in each of our markets. We believe the following elements of our business strategy differentiate us from our competitors and position us for profitable growth:
      Item-focused merchandising. While our stores contain items covering a broad range of complementary product categories, we emphasize key items within our targeted categories rather than merchandising complete product classifications. Although we do not attempt to be a fashion leader, our experienced buyers work closely with our vendors to identify and develop stylish merchandise reflecting the latest trends. We take a disciplined approach to test-marketing products and monitoring individual item sales, which enables us to identify and quickly reorder appropriate items in order to maximize sales of popular products. We also evaluate market trends and merchandise sales data to help us develop additional products to be made by our vendors and marketed in our stores, frequently on an exclusive basis. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customer. We estimate that over 60% of our merchandise is designed or packaged exclusively for Kirkland’s, which provides us an opportunity to distinguish ourselves in the marketplace.
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
      Broad market appeal. Our stores operate successfully across a wide spectrum of different regions and market sizes. We operate our stores in 37 states, and although originally focused in the Southeast, approximately 44% of our stores are now located outside that region. We operate successfully in major metropolitan markets such as Houston, Texas, and Atlanta, Georgia; middle markets such as Birmingham, Alabama, and Buffalo, New York; and smaller markets such as Appleton, Wisconsin, and Panama City, Florida. As of January 28, 2006 we operated the majority of our stores in enclosed malls. In recent years, we have expanded our presence in off-mall venues, including selected “lifestyle” and “power” strip centers. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within our target markets. All of our new store openings during fiscal 2005 were in off-mall venues, and our current growth plan is to continue emphasizing off-mall stores in the future.
Growth Strategy
      Our growth strategy is to open new stores in existing and new markets. Over the past three years, we have expanded our store base at an average annual rate of 11.7%, net of store closings. During that same period, total square footage growth has averaged 15.8%. New stores, especially those opened in fiscal 2004 and fiscal 2005, generally have been larger, off-mall stores, while store closings mostly have consisted of smaller mall stores. We anticipate that we will open substantially all of our new stores in off-mall locations in major metropolitan markets, middle markets and in selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. Assuming the continued availability of adequate capital, we expect a net increase of approximately 30 stores during the 53 weeks ending February 3, 2007 (“fiscal 2006”).
      Our store model produces strong store-level cash flow and provides an attractive store-level return on investment. Of the 155 new stores opened during the past three fiscal years, 120 of these are located in off-mall venues. Among the group of 61 new off-mall stores that have been open a full twelve months, the average first-year sales volume was approximately $1,356,000. These stores typically generate a positive store contribution in their first full year of operation. Since fiscal 2003, when we began to focus our growth on off-mall opportunities, we have experienced better sales and store contribution from our off-mall new store openings as compared to mall stores.
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
      Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best sellers. This daily sales and gross margin information helps us to maximize the productivity of successful products and categories, and minimize the accumulation of slow-moving inventory. While our core merchandise assortment is fairly consistent across the chain, regional differences in home decor are addressed by tailoring inventories to geographic considerations and store sales results.
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
      Our average store generally carries approximately 2,300-2,500 SKUs. We regularly monitor the sell-through on each item, and the number and make-up of our active SKUs is likewise constantly changing based on changes in selling trends. New and different SKUs are introduced to our stores on a weekly or more frequent basis, and a substantial portion of the inventory carried in our stores is replaced with new SKUs every few months.
      We purchase merchandise from approximately 260 vendors, and our buying team works closely with many of these vendors to differentiate Kirkland’s merchandise from that of our competitors. We estimate that over 60% of our merchandise assortment is designed or packaged exclusively for Kirkland’s, generally based on our buyers’ experience in modifying certain merchandise characteristics or interpreting market trends into a product and price point that will appeal to our customer. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand names. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide opportunity to improve our net sales and gross margin. We market a substantial portion of our exclusive or custom-packaged merchandise assortment under the Kirkland’s private label brand. Our strategy is to continue to grow our exclusive and proprietary products and custom-packaged products within our merchandise mix.
      To date, the merchandising strategy and product assortment for our off-mall stores have been similar to the approach we have used in mall stores. With 137 off-mall stores now in operation, we have begun evaluating opportunities to differentiate the merchandise assortment in our off-mall stores from the assortment presented in our mall stores. Our efforts have included customer research, sales analysis, and testing of different visual merchandising techniques. We recently opened two stores utilizing a newly-developed, 6,500 square-foot prototype store design. We are monitoring the performance of these stores and gathering feedback so that we can ensure a design for future new stores that best serves our customers.
      Product assortment. Our major merchandise categories include wall decor (framed art, mirrors and other wall ornaments), lamps, decorative accessories, candles and related items, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. Consistent with our item-focused strategy, a vital part of the product mix is a variety of home decor and other assorted merchandise that does not necessarily fit into a specific product category. Decorative accessories consist of such varied products as sconces, vases and clocks. Other merchandise includes housewares, picture frames and other miscellaneous items. Throughout the year and especially in the fourth quarter of the calendar year, our buying team uses its experience in home decor to develop products that are as appropriate for gift-giving as they are for personal purchase. Innovative product design and packaging are important elements of this effort.
      The following table presents the percentage of fiscal 2005 and fiscal 2004 net sales contributed by our major merchandise categories:

	% of Net Sales

Merchandise Category	Fiscal 2005	Fiscal 2004

Wall Décor (including framed art, mirrors and other wall ornaments)	29%	27%
Lamps	10	11
Decorative Accessories	10	9
Candles	10	8
Textiles	9	7
Holiday	8	9
Garden	6	8
Accent Furniture	6	4
Gifts	4	9
Floral	4	3
Other (including housewares, picture frames and other miscellaneous items)	4	5

Total	100%	100%

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
Store Operations
      General. As of January 28, 2006, we operated 347 stores in 37 states, with stores generally operating seven days a week. In addition to corporate management, three Regional Directors and approximately 30 District Managers (who generally have responsibility for 10 to 12 stores within a geographic district) manage store operations. A Store Manager and one or two Assistant Store Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display and control, human resource functions and store security. A typical store operates with an average of eight to 10 associates including a full-time stock person and a combination of full and part-time sales associates, depending on the volume of the store and the season. Additional part-time sales associates are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.
      Formats. We operate stores in both mall and off-mall venues. As of January 28, 2006, we operated 210 stores in enclosed malls and 137 stores in a variety of off-mall venues including “lifestyle” strip centers, “power” centers, outlet centers and freestanding locations. Off-mall stores tend to be larger than mall stores, primarily due to the lower occupancy cost per square foot that is typically available for these stores. The average size of our mall stores is approximately 4,700 square feet, and the average size of our off-mall stores is approximately 5,600 square feet. The average size of the new stores we opened in fiscal 2005 was approximately 6,500 square feet, and we expect our fiscal 2006 new stores to be of similar size.
      Visual merchandising. Merchandise in both mall and off-mall stores is generally displayed according to display guidelines and directives given to each store from the Visual Merchandising team with input from Merchandising and Store Operations personnel. This procedure ensures uniform display standards throughout the chain. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, rather than displaying products strictly by category or product type.
      Because of the nature of our merchandise and our focus on identifying and developing best-selling items, we believe adherence to our visual merchandising standards is an important responsibility of our store and field supervisory management. We emphasize visual merchandising in our training efforts, and our dedicated team of visual merchants provides valuable leadership and support to this aspect of Store Operations. The Visual Merchandising team provides Store Managers with recommended display directives such as photographs and drawings, placement guides and display manuals. In addition, each Store Manager has some flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers. The Visual Merchandising team also assists Regional Directors and District Managers in opening new stores. We believe effective and consistent visual merchandising enhances a store’s ability to reach its full sales potential.
      Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, the success of our growth plan depends on our ability to promote and/or recruit qualified District and Store Managers and maintain quality sales associates. A six-week training program is provided for new District Managers. Store Managers and Assistant Managers, many of whom begin their Kirkland’s career as sales associates, currently complete a formal training program before taking responsibility for a store. This training program includes five to 10 days in a designated “training store,” working directly with a qualified Training Store Manager. District Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new sales associates, assisted where appropriate by a Regional Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting from outside Kirkland’s.
      Compensation and incentives. We compensate our Regional Directors, District and Store Managers with a base salary plus a quarterly performance bonus based on store sales, gross margin, and expense control. Sales associates are compensated on an hourly basis. In addition, we regularly run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.
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
      Site selection. Our current strategy is to locate our stores in off-mall venues which are destinations for large numbers of shoppers and which reinforce our quality image and brand. To assess potential new locations, we review financial and demographic criteria and analyze the quality of tenants and competitive factors, square footage availability, frontage space and other relevant criteria to determine the overall acceptability of a property and the optimal locations within it.

      Until recent years, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors. Beginning in fiscal 2003, we began to explore more off-mall real estate alternatives. During fiscal 2004, we intensified that effort, and in fiscal 2005, all of our 59 new store openings were located in off-mall venues. All but one of the 32 closings in fiscal 2005 were mall stores. Of our 347 stores as of January 28, 2006, 137 were in a variety of off-mall venues including “lifestyle” strip centers, “power” centers and outlet centers. Off-mall stores tend to be slightly larger than mall stores, primarily due to the lower occupancy cost per square foot that is typically available for these stores. We currently anticipate that all of the new stores opened in fiscal 2006 will be located in off-mall venues.
      We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers and our strong position in the home decor category. The following table provides a history of our store openings and closings for the last five fiscal years.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2005	2004	2003	2002	2001

Mall
Stores open at beginning of period	241	245	231	222	227
New stores opened	—	10	25	10	4
Stores closed	(31)	(14)	(11)	(1)	(9)

Stores open at end of period	210	241	245	231	222
Off-Mall(1)
Stores open at beginning of period	79	35	18	12	12
New stores opened	59	44	17	6	1
Stores closed	(1)	—	—	—	(1)

Stores open at end of period	137	79	35	18	12
Total(1)
Stores open at beginning of period	320	280	249	234	239
New stores opened	59	54	42	16	5
Stores closed	(32)	(14)	(11)	(1)	(10)

Stores open at end of period	347	320	280	249	234

(1)	Excludes our warehouse outlet store located in Jackson, Tennessee. This store closed during fiscal 2004.
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

      We purchase merchandise from approximately 260 vendors. Approximately 75% of our total purchases are from importers of merchandise manufactured primarily in the Far East and India, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. As we execute our growth strategy, we are continually evaluating the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and offering them in our stores.
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
Distribution and Logistics
      Prior to fiscal 2000, we distributed our products primarily through direct shipments from our vendors to each of our individual stores. Inventory backstock was held both in the store’s stockroom and in local storage facilities managed by each Store Manager. We maintained a modest central distribution capability in Jackson, Tennessee through a collection of low-cost warehouses to process certain merchandise shipments and to hold inventory for new store openings. As our store base grew, this legacy distribution system became cumbersome and inefficient, and we recognized the need to develop a more scalable central distribution strategy to permit greater inventory control and to control freight costs. Between fiscal 2000 and fiscal 2003, we expanded our central distribution operations in order to support store growth and to begin capturing the financial benefits of centralized distribution and freight management.
      During this period, we recognized the need for a more comprehensive approach to the management of our merchandise supply chain. This approach entails the thorough evaluation of all parts of the supply chain, from merchandise vendor to the store selling floor, and the development of strategies that incorporate the needs and expertise of many different parts of the Company including logistics, merchandising, store operations, information technology and finance. To support our effort to build a modern, efficient supply chain, during fiscal 2003 we reached an agreement to lease a new, 771,000-square-foot distribution center in Jackson, Tennessee. This building was built to our specifications and opened in May 2004.
      The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. In fiscal 2006 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage costs.
      In addition to making improvements to our distribution center operation, we have taken important steps to improve our efficiency in transporting merchandise to stores. We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. In the past, the majority of our merchandise deliveries were handled by less-than-truckload (LTL) carriers, which we had found to be a cost-effective means of distribution for stores in reasonable proximity to our central distribution facilities. In an attempt to improve store service levels and cost efficiencies, for many stores we now employ full truckload deliveries to regional “pool points”, with local delivery agents handling the actual store delivery function. For many other stores, we have now introduced a third alternative whereby we use less frequent, full truckload deliveries. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors.
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
Internet
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
Information Systems
      Our store information systems include a server in each store that runs our automated POS application on multiple POS registers. The server provides managers with convenient access to detailed sales and inventory information for the store. Our POS registers provide price look-up (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through daily polling, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores.
      The core of our home office information system is the integrated GERS retail management software. This system integrates all merchandising and financial applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, general ledger, sales audit and accounts payable. We moved into a new distribution center during the second quarter of 2004. Concurrent with this move, we implemented a new warehouse management system (WMS) designed by High Jump Software. The WMS was tailored to our specifications and provides us with a fully automated solution for all operations within the distribution center. We utilize a Lawson Software package for our payroll and human resources functions.
Marketing
      Our marketing efforts emphasize in-store signage, store and window banners and displays and other techniques to attract customers and provide an exciting shopping experience. Historically, we have not engaged in extensive media advertising because we believe that we have benefited from our strategic locations in high-traffic shopping centers and valuable “word-of-mouth” advertising by our customers. We are actively evaluating ways to enhance our marketing to customers through direct mail and e-mail communications. We supplement our in-store marketing efforts with periodic free-standing newspaper inserts to promote specific events in our stores, including our semi-annual clearance events.
      As part of our effort to reach out to customers, in fiscal 2004, we introduced our Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. As part of being a cardholder, customers are automatically enrolled in a loyalty program whereby they earn loyalty points for their purchases in our stores. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases in our stores. We believe that customers using the card visit our stores and purchase merchandise more frequently and spend more per visit than our customers not using the card. As of January 28, 2006, there were approximately 217,000 Kirkland’s private-label credit card holders.
Trademarks
      All of our stores operate under the names “Kirkland’s”, or “Kirkland’s Home” other than 14 stores, which operate under the name “Briar Patch by Kirkland’s.” We acquired these stores in 1998. As these stores are remodeled or relocated, we intend to change the name of these stores to the “Kirkland’s Home” name.
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
Competition
      The retail market for home decor is highly competitive. Accordingly, we compete with a variety of specialty stores, department stores, discount stores and catalog retailers that carry merchandise in one or more categories also carried by our stores. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens ’n Things, Michael’s Stores, Pier 1 Imports and Williams-Sonoma. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of products than our stores. Wholesale clubs may have lower prices than our stores, but the product assortment is generally considerably more limited. We believe that the principal competitive factors influencing our business are merchandise quality and selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of location.
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
Employees
      We employed approximately 4,878 employees at March 17, 2006. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

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
Executive Officers of Kirkland’s
      The name, age as of March 31, 2006, and position of each of our executive officers is as follows:
      Robert E. Alderson, 59, has been a Director of Kirkland’s since September 1986. He served as President and Chief Executive Officer of Kirkland’s from February 2006 to March 2006 and as President from November 1997 to May 2005 and Chief Executive Officer from March 2001 to May 2005. He also served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.
      Catherine A. David, 42, joined Kirkland’s as President and Chief Operating Officer in March 2006. Prior to joining Kirkland’s, from July 2004 to September 2005, Ms. David was employed with Sears Holding Corporation leaving as Senior Vice President and General Manager of Sears Essentials, Sears Grand, and The Great Indoors. Prior to that, she was President of the Burnes Group, formerly a division of Newell-Rubbermaid. Ms. David also enjoyed a successful 13-year career at Target Corporation, where she performed in a variety of buying, merchandise planning and store operations roles culminating in her leadership of Target’s website strategy and e-commerce business as Vice President and General Manager of target.direct.
      Reynolds C. Faulkner, 42, has been a Director of Kirkland’s since September 1996 and joined Kirkland’s as Senior Vice President and Chief Financial Officer in February 1998. He was promoted to Executive Vice President in February 2002. Prior to joining Kirkland’s, from July 1989 to January 1998, Mr. Faulkner was an investment banker in the corporate finance department of The Robinson-Humphrey Company, LLC, most recently serving as a Managing Director and head of the retail practice group. In this capacity, Mr. Faulkner was involved in numerous public and private financings and mergers and acquisitions of companies in the retail industry.
      Dwayne F. Cochran, 44, has been Executive Vice President and Director of Stores since November 2004. Prior to joining Kirkland’s, Mr. Cochran was East Zone Vice President for Pier 1 Imports from 1997 to 2004 and a regional manager for Pier 1 Imports from 1995 to 1997. Prior to that, Mr. Cochran held various supervisory positions at Brookstone for 5 years and Johnston and Murphy for 7 years.
      No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one year or until their successors are elected and qualified.

Item 1A.	Risk Factors
      Investing in our common stock involves risk. You should carefully consider the following risks, as well as the other information contained in this 10-K, including our consolidated financial statements and the related notes, before investing in our common stock.
Risks Related to Our Business

If We Are Unable to Profitably Open and Operate New Stores and Maintain the Profitability of Our Existing Stores, We May Not Be Able to Adequately Execute Our Growth Strategy Resulting in a Decrease in Net Sales and Net Income.
      One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. During fiscal 2005, we opened 59 new stores, and our future operating results will depend to a substantial extent upon our ability to open and operate new stores successfully. We plan to open approximately 60 new stores and close approximately 30 stores in fiscal 2006. We also have an ongoing expansion, remodeling and relocation program. We remodeled one store in fiscal 2005 and may expand, remodel or relocate additional stores during fiscal 2006.
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
      There also can be no assurance that our existing stores will maintain their current levels of net sales and store-level profitability or that new stores will generate net sales levels necessary to achieve store-level profitability. New stores that we open in our existing markets may draw customers from our existing stores and may have lower net sales growth relative to stores opened in new markets. New stores also may face greater competition and have lower anticipated net sales volumes relative to previously opened stores during their comparable years of operations. New stores opened in new markets, where we are less familiar with the target customer and less well known, may face different or additional risks and increased costs compared to stores operated in existing markets. Also, stores opened in off-mall locations may require greater marketing costs in order to attract customer traffic. These factors, together with increased pre-opening expenses at our new stores, may reduce our average store contribution and operating margins. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our net income could suffer.
      The success of our growth plan will be dependent on our ability to promote and/or recruit enough qualified regional directors, district managers, store managers and sales associates to support the expected growth in the number of our stores, and the time and effort required to train and supervise a large number of new managers and associates may divert resources from our existing stores and adversely affect our operating and financial performance. Our operating expenses would also increase as a result of any increase in the minimum wage or other factors that would require increases in the compensation paid to our employees.

A Prolonged Economic Downturn Could Result in Reduced Net Sales and Profitability.
      Our net sales are also subject to a number of factors relating to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Purchases of home decor items may decline during recessionary periods, and a prolonged recession may have a material adverse effect on our business, financial condition and results of operations. In addition, economic downturns during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year.

Reduced Consumer Spending in the Southeastern Part of the United States Where a Majority of Our Stores Are Concentrated Could Reduce Our Net Sales.
      Approximately 56% of our stores are located in the southeastern region of the United States. Consequently, economic conditions, weather conditions, demographic and population changes and other factors specific to this region may have a greater impact on our results of operations than on the operations of our more geographically diversified competitors. In addition, changes in regional factors that reduce the appeal of our stores and merchandise to local consumers could reduce our net sales.

We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.
      Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If we fail to identify and respond to emerging trends, consumer acceptance of the merchandise in our stores and our image with our customers may be harmed, which could reduce customer traffic in our stores and materially adversely affect our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of items that prove popular could reduce our net sales. In addition, a major shift in consumer demand away from home decor could also have a material adverse effect on our business, results of operations and financial condition.

We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.
      We purchase our products from approximately 260 vendors with which we have no long-term purchase commitments or exclusive contracts. None of our vendors supplied more than 10% of our merchandise purchases during fiscal 2005. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms.

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
      Many of our vendors are importers of merchandise manufactured in the Far East and India. Our vendors are subject to the risks involved with relying on products manufactured abroad, and we remain subject to those risks to the extent that their effects are passed through to us by our vendors or cause disruptions in supply. These risks include changes in import duties, quotas, loss of “most favored nation” (“MFN”) trading status with the United States for a particular foreign country, work stoppages, delays in shipments, freight cost increases, terrorism, war, economic uncertainties (including inflation, foreign government regulations and political unrest) and trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase.
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
      We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our net sales and operating results, which are typical of many specialty retailers and common to most retailers generally. Due to the importance of the fall selling season, which includes Thanksgiving and Christmas, the last quarter of our fiscal year has historically contributed, and is expected to continue to contribute, a disproportionate amount of our net sales, net income and cash flow for the entire fiscal year. We expect this pattern to continue during the current fiscal year and anticipate that in subsequent fiscal years, the last quarter of our fiscal year will continue to contribute disproportionately to our operating results and cash flow. Any factors negatively affecting us during the last quarter of our fiscal year, including unfavorable economic or weather conditions, could have a material adverse effect on our financial condition and results of operations, reducing our cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

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
      As of January 28, 2006, approximately 60% of our existing stores were located in enclosed malls. As a result, we rely heavily on the ability of mall anchor tenants and other tenants to generate customer traffic in the vicinity of our stores. Historically, we have not relied on extensive media advertising and promotion in order to attract customers to our stores. Our future operating results will also depend on many other factors that are beyond our control, including the overall level of mall traffic and general economic conditions affecting consumer confidence and spending. Any significant reduction in the overall level of mall traffic could reduce our net sales.

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
      As of the date of this filing, our current directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 45% of our outstanding common stock. As a result, these shareholders are able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. These shareholders may support proposals and actions with which you may disagree or which are not in your interests.

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      We lease all of our store locations and expect to continue our policy of leasing rather than owning. Our leases for mall stores typically provide for 10-year terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Our leases for off-mall stores typically provide for terms ranging from 5 to 10 years. Many of our leases provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level) and the rate of increase in key ancillary charges is generally capped.
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
      The following table indicates the states where our stores are located and the number of stores within each state as of January 28, 2006:

Alabama	19
Arizona	8
Arkansas	6
California	4
Colorado	3
Connecticut	2
Delaware	1
Florida	48
Georgia	21
Illinois	7
Indiana	9
Iowa	3
Kansas	3
Kentucky	11
Louisiana	11
Maryland	5
Massachusetts	3
Michigan	6
Minnesota	2
Mississippi	8
Missouri	5
Nebraska	1
Nevada	4
New Jersey	3
New Mexico	1
New York	7
North Carolina	23
Ohio	11
Oklahoma	4
Pennsylvania	11
South Carolina	12
Tennessee	16
Texas	45
Utah	1
Virginia	17
West Virginia	1
Wisconsin	5

Item 3.	Legal Proceedings
      We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2005.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters
      Our common stock is listed on The Nasdaq Stock Market under the symbol “KIRK.” We commenced trading on The Nasdaq Stock Market on July 11, 2002. On March 17, 2006, there were approximately 87 holders of record, and approximately 1,700 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

First Quarter	$11.28	$9.18	$18.05	$13.88
Second Quarter	$9.42	$8.17	$18.57	$10.20
Third Quarter	$9.93	$7.05	$10.50	$7.55
Fourth Quarter	$7.22	$5.73	$12.56	$8.69
Dividend Policy
      We intend to retain all future earnings to finance the continued growth and development of our business, and do not, therefore, anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior credit facility restricts the payment of cash dividends. There have been no dividends declared on any class of our common stock during the past two fiscal years. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

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

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	52 Weeks Ended

	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002

	(In thousands, except per share data)
Statement of Operations Data:
Net sales	$415,092	$394,429	$369,158	$341,504	$307,213
Gross profit (excluding depreciation and amortization)	125,470	126,791	127,313	122,497	109,037
Operating income	205	11,481	30,169	32,722	27,753
Income before accretion of redeemable preferred stock and dividends accrued	229	6,589	18,041	15,897	1,896
Net income (loss)	229	6,589	18,041	10,271	(4,543)
Earnings (loss) per share:
Basic	$0.01	$0.34	$0.95	$0.73	$(0.60)
Diluted	$0.01	$0.34	$0.92	$0.70	$(0.60)
Weighted average number of shares outstanding:
Basic	19,318	19,231	19,048	13,979	7,521
Diluted	19,572	19,541	19,545	14,657	7,521

	52 Weeks Ended

	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002

Store and Other Data:
Comparable store sales increase (decrease)(1)	(6.9)%	(5.0)%	(0.2)%	8.4%	13.3%
Number of stores at year end(2)	347	320	280	249	234
Average net sales per store (in thousands)(3)	$1,266	$1,322	$1,423	$1,417	$1,307
Average net sales per square foot(3)(4)	$267	$286	$311	$313	$289
Average square footage per store(4)	4,747	4,616	4,576	4,526	4,528

	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002

	(In thousands)
Balance Sheet Data:
Total assets	$146,584	$130,137	$116,814	$87,814	$104,600
Total debt, including mandatorily redeemable preferred stock (Class C)	—	—	—	—	75,239
Common stock warrants	—	—	—	—	11,315
Redeemable convertible preferred stock (Class A, Class B and Class D)	—	—	—	—	85,294
Shareholders’ equity (deficit)	$66,408	65,120	58,072	38,100	(113,167)

(1)	Fiscal 2005 and fiscal 2004 comparable store sales were calculated by including new stores on the first day of the month following the 13th full fiscal month of sales. We exclude from comparable store sales calculations each store that was expanded, remodeled or relocated during the applicable period. Each expanded, remodeled or relocated store is returned to the comparable store base after the first day of the month following the 13th full fiscal month of sales. Fiscal 2003, fiscal 2002, and fiscal 2001 comparable store sales were calculated by including new stores after the store had been in operation for one full fiscal year. We excluded from comparable store sales calculations each store that was expanded, remodeled or relocated during the applicable period. Each expanded, remodeled or relocated store was returned to the comparable store base after it has been excluded from the comparable store base for one full fiscal year. The comparable store net sales increase for fiscal 2001 reflects the increase in comparable store net sales for the 52-week period ended February 2, 2002, compared to the 53-week period ended February 3, 2001.

(2)	Our store count excludes our warehouse outlet store located in Jackson, Tennessee. This store closed during fiscal 2004.

(3)	Calculated using net sales of all stores open at both the beginning and the end of the period.

(4)	Calculated using gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2005 represented 52 weeks ended on January 28, 2006. Fiscal 2004 represented 52 weeks ended on January 29, 2005. Fiscal 2003 represented 52 weeks ended on January 31, 2004.
Introduction
      We are a leading specialty retailer of home decor in the United States, operating 347 stores in 37 states as of January 28, 2006. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the fiscal year ended January 28, 2006, we recorded net sales of $415.1 million.
      Our stores offer a unique combination of style and value that has led to our emergence as a leader in home decor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. During the past seven years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include primarily off-mall locations in major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. We plan on opening 60 new stores and estimate closing 30 stores in fiscal 2006.
Overview of Key Financial Measures
      Net sales and gross profit are the most significant drivers to our operating performance. Net sales consists of all merchandise sales to customers, net of returns and exclusive of sales taxes. Our net sales for fiscal 2005 increased by 5.2% to $415.1 million from $394.4 million in fiscal 2004, reflecting sales from the 59 new stores we opened in fiscal 2005 as well as sales increases from the 54 stores we opened in fiscal 2004. Comparable store sales declined 6.9% for fiscal 2005. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

      Gross profit is the difference between net sales and cost of sales. Cost of sales has four distinct components: product cost, freight cost, store occupancy cost and central distribution cost. Product cost comprises the majority of cost of sales, while central distribution cost is the least significant of these four elements. Product and freight cost are variable, while occupancy and distribution costs are largely fixed. Accordingly, gross margin (gross profit expressed as a percentage of net sales) can be influenced by many factors including overall sales performance. For fiscal 2005, gross profit decreased 1.0% to $125.5 million from $126.8 million for fiscal 2004. Gross margin for fiscal 2005 decreased to 30.2% of net sales from 32.1% of net sales for fiscal 2004, primarily due to heavier than anticipated markdown activity that resulted in higher product cost as a percentage of net sales.
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
      We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year

	2005	2004	2003

Net sales growth	5.2%	6.8%	8.1%
Comparable store sales growth	(6.9)%	(5.0)%	(0.2)%
Average net sales per store (in thousands)(1)	$1,266	$1,322	$1,423
Average net sales per square foot(2)	$267	$286	$311
Gross profit %	30.2%	32.1%	34.5%
Compensation and benefits as a % of sales	17.0%	16.8%	15.6%
Other operating expenses as a % of sales	9.5%	9.3%	7.8%
Inventory yield(3)	249.4%	279.8%	287.7%
Return on assets (ROA)(4)	0.2%	5.1%	15.4%

(1)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(2)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(3)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.

(4)	Return on assets equals net income divided by total assets.

Strategic Areas of Emphasis
      The downturn in our financial performance for the last two fiscal years has primarily resulted from declining comparable store sales and decreases in our merchandise margin. Accordingly, a central area of emphasis for fiscal 2006 is improving the productivity of our merchandise assortment. This effort encompasses customer research, assessment of merchandising personnel and department structure, and evaluation of competitive and other factors.
      The increase in our store base during fiscal 2005 reflected a continued commitment to growth, which accelerated upon completion of our initial public offering in July 2002. That transaction enabled us to reduce our debt significantly, which led to a significant reduction in interest expense and the ability to allocate more of our cash toward capital expenditures and working capital for new stores. Capital expenditures for fiscal 2005 were $24.1 million, of which $21.0 million was related to leasehold improvements, equipment and fixtures for new stores.
      The construction of new stores will continue to be an important part of our strategy in fiscal 2006. We plan on opening 60 new stores and closing 30 stores during the upcoming year. Our stores historically have operated primarily in enclosed malls, but in fiscal 2004 we opened 44 of our 54 new stores in a variety of off-mall venues including “lifestyle” centers, “power” centers and outlet centers. In fiscal 2005, all 59 of our new stores were located in these off-mall venues. At January 28, 2006, we operated 137 of our 347 stores in non-mall venues, and we anticipate that substantially all of our new store openings in fiscal 2006 will be in off-mall venues. Typically these off-mall stores have been able to achieve higher sales volumes with lower total occupancy costs than our mall stores.
      The following table summarizes our stores and square footage under lease in mall and off-mall locations as of January 28, 2006 and January 29, 2005:

	As of January 28, 2006			As of January 29, 2005

	Mall	Off-Mall	Total	Mall	Off-Mall	Total

Number of stores	210	137	347	241	79	320
Square footage	979,975	772,405	1,752,380	1,108,964	393,923	1,502,887
Average square footage per store	4,667	5,638	5,050	4,602	4,986	4,697

	For the Fiscal Year Ended			For the Fiscal Year Ended
	January 28, 2006			January 29, 2005

	Mall	Off-Mall	Total	Mall	Off-Mall	Total

Average net sales per store (in thousands)(1)	$1,230	$1,371	$1,266	$1,310	$1,401	$1,322
Average net sales per square foot(1)	$259	$289	$267	$284	$296	$286

(1)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.
      Another important area of emphasis will be improving the effectiveness of our supply chain. We commenced operations in a new distribution center in the second quarter of fiscal 2004. This facility replaced the three buildings that previously supported our central distribution effort. The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. In fiscal 2006 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage costs as a result of this move and our continued improvement in distribution practices.
      Our objective is to finance all of our operating and investing activities with cash provided by operations and borrowings under our revolving credit line. Our cash balances decreased to $15.0 million at January 28, 2006 from $17.9 million at January 29, 2005. We expect that capital expenditures for fiscal

2006 will range from $25 to $27 million, primarily to fund the construction of 60 new stores and maintain our investments in existing stores, our distribution center and information technology infrastructure.
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
      Cost of sales and inventory valuation — Our inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur throughout the fiscal year. We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.
      Depreciation and recoverability of long-lived assets — Approximately 49% of our assets at January 28, 2006, represent investments in property and equipment. Determining appropriate depreciable lives and reasonable assumptions in evaluating the carrying value of capital assets requires judgments and estimates.

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
      Stock options and warrants — The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock compensation plans. These plans are more fully described in Note 7 of the financial statements. Compensation cost on stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the exercise price. Certain of our stock options require us to record a non-cash stock compensation charge in our financial statements. The amount of the charge is determined based upon the excess of the fair value of our common stock at the date of grant over the exercise price of the stock options. Other options have been granted to employees or directors with an exercise price that is equal to or greater than the fair value of our common stock on the date of grant. Stock options which have been granted to persons other than employees or directors in exchange for services are valued using an option-pricing model. The fair value of our common stock is a significant element of determining the value of the stock option or the amount of the non-cash stock compensation charge to be recorded for our stock option awards or for non-employee stock option grants. Prior to our initial public offering in July 2002, our common stock was not traded on a stock exchange. To determine the value of our common stock prior to the initial public offering we first considered the amount paid to us for our common stock in recent transactions. Absent a recent sale of our common stock, we obtained a valuation from an independent appraiser. In each case, the determination of the fair value of our common stock requires judgment and the valuation has a direct impact on our financial statements. We believe that reasonable methods and assumptions have been used for determining the fair value of our common stock.

Fiscal 2005 Compared to Fiscal 2004
      Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	Fiscal 2005		Fiscal 2004		Change

	$	%	$	%	$	%

Net sales	$415,092	100.0%	$394,429	100.0%	$20,663	5.2%
Cost of sales	289,622	69.8%	267,638	67.9%	21,984	8.2%

Gross profit	125,470	30.2%	126,791	32.1%	(1,321)	(1.0)%
Operating expenses:
Compensation and benefits	70,459	17.0%	66,180	16.8%	4,279	6.5%
Other operating expenses	39,487	9.5%	36,866	9.3%	2,619	7.1%
Depreciation and amortization	15,319	3.7%	12,055	3.1%	3,264	27.1%
Non-cash stock compensation charge	—	0.0%	209	0.1%	(209)	(100)%

Operating income	205	0.1%	11,481	2.9%	(11,274)	(98.2)%
Interest expense, net	58	0.0%	827	0.2%	(767)	(92.7)%
Other income, net	(288)	(0.1)%	(233)	(0.1)%	(55)	23.6%

Income before income taxes	435	0.1%	10,887	2.8%	(10,452)	(96.0)%
Income tax provision	206	0.1%	4,298	1.1%	4,082	(95.2)%

Net income	$229	0.1%	$6,589	1.7%	$(6,360)	(96.5)%

      Net sales. Net sales increased by 5.2% to $415.1 million for fiscal 2005 from $394.4 million for fiscal 2004. The net sales increase in fiscal 2005 resulted primarily from the opening of new stores. We opened 59 new stores in fiscal 2005 and 54 new stores in fiscal 2004, and we closed 32 stores in fiscal 2005 and 14 stores in fiscal 2004. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset by a decline of 6.9% in comparable store sales for fiscal 2005. During fiscal 2004, comparable store sales decreased 5.0%. Comparable store sales in our mall store locations were down 8.5% for the year, while comparable store sales for our off-mall store locations were down 0.6%. Lower customer traffic was the primary reason for the decrease in comparable store sales. We attributed the traffic declines to a combination of the challenging competitive environment in the home decor sector as well as our inability to present a compelling merchandise assortment to our customer base. Declines in customer traffic were most evident in our mall stores, as malls generally have been attracting fewer of our core female customers. Key categories that outperformed the prior year included candles, furniture, alternative wall decor, mirrors and textiles. These increases were offset by declines in art, lamps, garden, gift/novelty and seasonal. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $44.2 million over the prior year. This increase was partially offset by the negative comparable store sales performance, which accounted for a $23.5 million decrease from the prior year. The comparable store sales performance was characterized by a higher average dollar transaction offset by lower transaction volumes.
      Gross profit. Gross profit decreased $1.3 million, or 1.0%, to $125.5 million for fiscal 2005 from $126.8 million for fiscal 2004. Gross profit expressed as a percentage of net sales decreased to 30.2% for fiscal 2005, from 32.1% for fiscal 2004. The decrease in gross profit as a percentage of net sales resulted from higher product cost of sales. Product cost of sales increased during fiscal 2005 as a percentage of sales, as we took significant markdowns in an attempt to improve sales. Store occupancy costs increased slightly as a percentage of sales as the comparable store sales decline negatively affected the occupancy ratio, offsetting the benefits we began to achieve from our shift to more off-mall real estate, the occupancy rates for which tend to be lower than those for enclosed mall properties. Freight expenses decreased as a percentage of sales, despite rising fuel costs, as we realized savings throughout the year due to the implementation of changes in our store delivery methods. Central distribution costs were unchanged as a percentage of net sales for the year.
      Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $70.5 million, or 17.0% of net sales, for fiscal 2005 as compared to $66.2 million, or 16.8% for fiscal 2004. The increase in the compensation and benefits ratio was primarily due to the negative comparable store sales performance. At the store level, we were able to leverage payroll costs slightly versus the prior year by employing tight payroll management in a difficult sales environment. This improvement was offset by higher payroll costs at the corporate level due to key additions to the management team that occurred during fiscal 2004 and fiscal 2005. Additionally, employee benefits costs increased slightly as a percentage of sales due to higher costs of health care claims.
      Other operating expenses. Other operating expenses, including both store and corporate costs, were $39.5 million, or 9.5% of net sales, for fiscal 2005 as compared to $36.9 million, or 9.3% of net sales, for fiscal 2004. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative comparable store sales performance and the lack of a positive leveraging effect on the relatively fixed components of store and corporate operating expenses. Store-level operating expenses increased slightly as a percentage of sales due to greater spending on advertising and promotion as well as increases in expenses associated with the increased penetration of our private-label credit card loyalty program. Additionally, utilities costs increased during the year due to rising energy costs and our implementation of a wide-area network during the second quarter of fiscal 2004. These increases were partially offset by decreases in storage and related equipment rental costs due to improved distribution efficiencies. Corporate-level operating expenses were slightly lower as a percentage of sales as compared to the prior year. This decline was due to reductions in professional fees associated with Sarbanes-Oxley compliance efforts and decreases in travel and corporate-level insurance costs.
      Depreciation and amortization. Depreciation and amortization expense was $15.3 million, or 3.7% of net sales, for fiscal 2005 as compared to $12.1 million, or 3.1% of net sales, for fiscal 2004. The increase in depreciation and amortization was the result of the negative comparable store sales performance, along with the growth of the store base. Additionally, lease terms for many of our recent off-mall store openings have been shorter than the historical lease term for a mall store, resulting in higher amortization expense on the associated leasehold improvements for these stores.
      Non-cash stock compensation charge. During fiscal 2004, we incurred non-cash stock compensation charges related to stock options granted to certain employees in November 2001. The charge related to these stock option arrangements amounted to $0.2 million, or 0.1% of net sales, for fiscal 2004. See Note 7 to our consolidated financial statements. This charge was taken ratably over the vesting period of the November 2001 options. These options were fully vested as of January 29, 2005, therefore there was no charge in fiscal 2005 and there will be no additional charge related to these options in future periods.
      Interest expense, net. Net interest expense was $58,000, or 0.0% of net sales, for fiscal 2005 as compared to $0.8 million, or 0.2% of net sales, for fiscal 2004. During the prior year, we refinanced our bank line of credit and incurred a one-time early termination charge and write-off of issue costs totaling $364,000. Additionally, our revolver borrowings were below prior year levels throughout the year.
      Income taxes. Income tax provision was $0.2 million, or 47.4% of income before income taxes, for fiscal 2005 compared to $4.3 million, or 39.5% of income before income taxes, for fiscal 2004. Due to the lower levels of pre-tax income during fiscal 2005, the impact of permanent differences between accounting principles generally accepted in the United States of America and tax treatment resulted in a negative effect on the overall tax rate.
      Net income. As a result of the foregoing, net income was $229,000, or 0.1% of net sales, for fiscal 2005 compared to $6.6 million, or 1.7% of net sales, for fiscal 2004. Diluted earnings per share was $0.01 for fiscal 2005 as compared to $0.34 for fiscal 2004.

Fiscal 2004 Compared to Fiscal 2003
      Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	Fiscal 2004		Fiscal 2003		Change

	$	%	$	%	$	%

Net sales	$394,429	100.0%	$369,158	100.0%	$25,271	6.8%
Cost of sales	267,638	67.9%	241,845	65.5%	25,793	10.7%

Gross profit	126,791	32.1%	127,313	34.5%	(522)	(0.4)%
Operating expenses:
Compensation and benefits	66,180	16.8%	57,574	15.6%	8,606	14.9%
Other operating expenses	36,866	9.3%	28,923	7.8%	7,943	27.5%
Lease termination charge	—	0.0%	1,053	0.3%	(1,053)	(100.0)%
Depreciation and amortization	12,055	3.1%	9,325	2.5%	2,730	29.3%
Non-cash stock compensation charge	209	0.1%	269	0.1%	(60)	(22.3)%

Operating income	11,481	2.9%	30,169	8.2%	(18,688)	(61.9)%
Interest expense, net	827	0.2%	661	0.2%	166	25.1%
Other income, net	(233)	(0.1)%	(174)	(0.0)%	(59)	33.9%

Income before income taxes	10,887	2.8%	29,682	8.0%	(18,795)	(63.3)%
Income tax provision	4,298	1.1%	11,641	3.1%	7,343	(63.1)%

Net income	$6,589	1.7%	$18,041	4.9%	$(11,452)	(63.5)%

      Net sales. Net sales increased by 6.8% to $394.4 million for fiscal 2004 from $369.2 million for fiscal 2003. The net sales increase in fiscal 2004 resulted primarily from the opening of new stores. We opened 54 new stores in fiscal 2004 and 42 new stores in fiscal 2003, and we closed 14 stores in fiscal 2004 and 11 stores in fiscal 2003. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset by a decline of 5.0% in comparable store sales for fiscal 2004. During fiscal 2003, comparable store sales decreased 0.2%. The comparable store sales decline resulted from several factors, including a difficult sales environment in the home décor sector. Additionally, our merchandise assortments were not sufficiently compelling to customers, particularly in several of our home décor categories where our inventory mix became overly broad during the second and third quarters of the year. Key categories that outperformed the prior year included primarily novelty/gift items and textiles. These increases were offset by declines in decorative accessories, floral, housewares, frames, and garden. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $41.2 million over the prior year. This increase was partially offset by the negative comparable store sales performance, which accounted for a $15.9 million decrease from the prior year. The comparable store sales performance was characterized by higher average retail prices offset by lower transaction volumes.
      Gross profit. Gross profit decreased $0.5 million, or 0.4%, to $126.8 million for fiscal 2004 from $127.3 million for fiscal 2003. Gross profit expressed as a percentage of net sales decreased to 32.1% for fiscal 2004, from 34.5% for fiscal 2003. The decrease in gross profit as a percentage of net sales resulted from higher product cost of sales. Product cost of sales increased during fiscal 2004 as a percentage of sales, primarily due to heavier markdown activity in response to a difficult sales environment and to correct uneven merchandise assortments and inventory positions. Store occupancy costs also increased as a percentage of sales as the comparable store sales decline negatively affected the occupancy ratio, offsetting the benefits we began to achieve from our shift to more off-mall real estate, the occupancy rates for which tend to be lower than those for enclosed mall properties. Central distribution costs increased slightly as a percentage of net sales due to the transition costs incurred during the second quarter of 2004 in connection with our move into a new distribution center.

      Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $66.2 million, or 16.8% of net sales, for fiscal 2004 as compared to $57.6 million, or 15.6% for fiscal 2003. The increase in the compensation and benefits ratio was primarily due to the negative comparable store sales performance. In particular, we were not able to reduce hours sufficiently in stores to maintain the ratio at the prior year level. Furthermore, we made several additions to corporate management during 2004 in order to strengthen key departments such as merchandising, marketing and store operations. Finally, and to a lesser extent, we experienced increases in health care costs related to our employee health insurance coverage.
      Other operating expenses. Other operating expenses, including both store and corporate costs, were $36.9 million, or 9.3% of net sales, for fiscal 2004 as compared to $28.9 million, or 7.8% of net sales, for fiscal 2003. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative comparable store sales performance and the lack of a positive leveraging effect on the relatively fixed components of store and corporate operating expenses. Additionally, we increased spending on advertising and promotion by approximately $1.8 million during fiscal 2004 as we experimented with various forms of media advertising and other marketing programs in order to drive traffic to our stores. Furthermore, corporate professional fees increased due to the costs associated with our efforts to comply with the Sarbanes-Oxley Act. These costs totaled approximately $1.0 million for fiscal 2004.
      Lease termination charge. During the fourth quarter of fiscal 2003, we provided notice to our landlords of our intent to terminate the leases on our existing central distribution facilities. Consequently, upon providing that notice, we recorded a one-time charge of $1.1 million related to the penalties associated with those early terminations. No such charge was recorded during fiscal 2004.
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
      Non-cash stock compensation charge. During fiscal 2004 and fiscal 2003, we incurred non-cash stock compensation charges related to stock options granted to certain employees in November 2001. The charge related to these stock option arrangements amounted to $0.2 million, or 0.1% of net sales, for fiscal 2004, a decrease from $0.3 million, or 0.1% of net sales, for fiscal 2003. See Note 7 to our consolidated financial statements. This charge was taken ratably over the vesting period of the November 2001 options. These options were fully vested as of January 29, 2005, therefore there was no charge in fiscal 2005 and there will be no additional charge related to these options in future periods.
      Interest expense, net. Net interest expense was $0.8 million, or 0.2% of net sales, for fiscal 2004 as compared to $0.7 million, or 0.2% of net sales, for fiscal 2003. The increase was the result of the October 2004 refinancing of our line of credit facility. As a result of this refinancing, we recorded a charge upon early retirement of our previous facility of $0.3 million. There was no such charge in fiscal 2003.
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
      Cash flows from operating activities. Net cash provided by operating activities was $20.2 million, $30.3 million and $35.9 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital, the timing and amount of payments for income taxes, and the timing of interest payments on indebtedness. During fiscal 2005, net cash provided by operating activities decreased primarily due to the decline in our operating performance for the year. Additionally, non-cash working capital increased $5.1 million as we continued our store growth which required incremental inventory investment. Inventory levels increased 33% over the prior year due to a combination of growth in our store base, and a return to more normal beginning-of-year store inventory levels as compared to the relatively low levels with which we started fiscal 2005. Operating cash flow for fiscal 2004 decreased compared to fiscal 2003 due to reduced earnings performance. This decline in earnings was offset by a reduction in inventory of $4.5 million as we managed inventory levels tightly in response to a challenging sales environment, and ended the year with lean store inventory levels.
      Cash flows from investing activities. Net cash used in investing activities was $24.1 million, $30.0 million and $22.8 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. These amounts consisted entirely of capital expenditures offset slightly by proceeds received from the sale of certain assets. These capital expenditures primarily included investments in new store construction; existing store remodels; information technology assets for stores, the distribution center, and the corporate headquarters; and materials handling and related equipment for our new distribution facility, which was occupied in the second quarter of fiscal 2004. New store construction comprises the large majority of our capital expenditures. During fiscal 2005, we opened 59 new stores. We expect that capital expenditures for fiscal 2006 will range from $25 to $27 million, primarily to fund the construction of approximately 60 new stores and maintenance of our investments in stores, information technology, and the distribution center. We also expect that capital expenditures, including leasehold improvements, furniture and fixtures, and equipment for our fiscal 2006 new stores will average approximately $380,000 to $410,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
      Cash flows from financing activities. Net cash provided by financing activities was $1.0 million and $0.2 million for fiscal 2005 and fiscal 2004, respectively. Net cash used in financing activities was $1,000 for fiscal 2003. Cash flows from financing activities for fiscal 2005 were primarily comprised of borrowings and repayments under our revolving credit facility as well as the repayment of a shareholder loan. The facility was drawn to a peak of $11.9 million and paid down to zero by the end of the fiscal year. During fiscal 2004 and fiscal 2003, cash flows from financing activities also primarily related to bank revolver activity. We borrowed to a peak of $18.7 million and $13.0 million and paid down to zero by the end of the year for fiscal 2004 and fiscal 2003, respectively. Cash flows from financing activities also include cash received for exercises of employee stock options, as well as cash paid for issue costs on indebtedness.
      Revolving credit facility. Effective October 4, 2004, the Company entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (4.6% at January 28, 2006) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of January 28, 2006, we were in compliance with the covenants in the facility and there were no borrowings outstanding under the credit facility.
      At January 28, 2006, our balance of cash and cash equivalents was $15.0 million and the borrowing availability under our facility was $23.7 million (net of the $3 million availability block as described above). We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2006 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.
      Contractual obligations. The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of January 28, 2006. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added.

	Payments Due By Period

		Less than
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	More than 5 Years

	(Dollars in millions)
Operating lease obligations(1)	$265.1	$40.8	$77.1	$59.6	$87.6
Purchase obligations(2)	$57.4	$57.4	—	—	—

Total	$322.5	$98.2	$77.1	$59.6	$87.6

(1)	Operating leases consist of future minimum rental payments required under non-cancelable operating leases and does not include future minimum sublease rentals. The amounts included above primarily consist of operating leases for our store locations and distribution facilities, but also include operating leases for certain equipment and vehicles.

(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of January 28, 2006.
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

      The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2005 and fiscal 2004. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown

	Fiscal 2005 Quarter Ended

	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Net sales	$84,715	$86,768	$90,200	$153,409
Gross profit	26,735	19,572	25,684	53,479
Operating income (loss)	(2,849)	(9,438)	(4,073)	16,565
Net income (loss)	(1,656)	(5,689)	(2,479)	10,053
Earnings (loss) per share:
Basic	(0.09)	(0.29)	(0.13)	0.52
Diluted	(0.09)	(0.29)	(0.13)	0.51
Stores open at end of period	312	313	334	347
Comparable store net sales increase (decrease)	(10.4)%	(10.2)%	(3.4)%	(5.0)%

	Fiscal 2004 Quarter Ended

	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005

Net sales	$82,611	$84,701	$82,815	$144,302
Gross profit	26,334	21,923	24,584	53,950
Operating income (loss)	1,319	(4,427)	(4,434)	19,023
Net income (loss)	765	(2,745)	(2,992)	11,561
Earnings (loss) per share:
Basic	0.04	(0.14)	(0.16)	0.60
Diluted	0.04	(0.14)	(0.16)	0.59
Stores open at end of period	278	289	305	320
Comparable store sales increase (decrease)	1.5%	(3.4)%	(13.5)%	(4.2)%
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
      In December 2004, the FASB released revised FASB No. 123R (“SFAS 123R”), “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company has adopted SFAS 123R beginning January 29, 2006. The Company is using the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The precise impact of the adoption of SFAS 123R on the fiscal 2006 financial statements has not yet been determined. However, see Note 1 for information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation.”
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
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Retrospective application for interim financial information is permitted but is not required. The Company has adopted FIN 47 in fiscal 2005, as required.
      In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB issued Statement No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
      Market risks related to our operations result primarily from changes in short-term London Interbank Offered Rates, or LIBOR, as our senior credit facility utilizes short-term LIBOR rates and/or contracts. The base interest rate used in our senior credit facility is the 60-day LIBOR, however, from time to time, we may enter into one or more LIBOR contracts. These LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.
      As of January 28, 2006, we had no outstanding borrowings under our revolving credit facility. All amounts borrowed throughout the year under our revolving credit facility were entered into for other than trading purposes.
      We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 28, 2006.

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
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2006 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2006.
      PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has audited our management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006, as stated in their report which is included herein.
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
      Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 5, 2006, information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K, and information under the caption “Other Matters — Section 16(a) Beneficial Ownership

Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.
      The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer and our Vice President of Finance and Treasurer/ Controller, which has been posted on the “Investor Relations” section of our web site. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

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
Equity Compensation Plan Information

(c)

	(a)	(b)	Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,116,195	$8.55	2,082,178
Equity compensation plans not approved by security holders	—	—	—
Total	1,116,195	$8.55	2,082,178

Item 13.	Certain Relationships and Related Transactions
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
      2. Schedules
      None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Kirkland’s, Inc.:
      We have completed integrated audits of Kirkland’s, Inc.’s fiscal 2005 and fiscal 2004 consolidated financial statements and of its internal control over financial reporting as of January 28, 2006, and an audit of its fiscal 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kirkland’s, Inc. and its subsidiaries at January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Memphis, Tennessee April 10, 2006

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS

	January 28, 2006	January 29, 2005

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$14,968	$17,912
Inventories, net	49,180	37,073
Income taxes receivable	—	2,124
Prepaid expenses and other current assets	6,829	6,278
Deferred income taxes	1,854	1,265

Total current assets	72,831	64,652
Property and equipment, net	72,091	64,020
Other assets	1,662	1,465

Total assets	$146,584	$130,137

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,231	$22,199
Income taxes payable	824	—
Accrued expenses	18,118	14,936

Total current liabilities	43,173	37,135
Deferred income taxes	1,750	2,376
Deferred rent	35,015	25,506
Other liabilities	238	—

Total liabilities	80,176	65,017

Commitments and contingencies (Note 10)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 28, 2006, and January 29, 2005	—	—
Common stock, no par value, 100,000,000 shares authorized; 19,343,643 and 19,264,412 shares issued and outstanding at January 28, 2006, and January 29, 2005, respectively	139,047	138,607
Loan to shareholder	—	(619)
Accumulated deficit	(72,639)	(72,868)

Total shareholders’ equity	66,408	65,120

Total liabilities and shareholders’ equity	$146,584	$130,137

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF INCOME

	52 Week Period Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

	(In thousands, except per share data)
Net sales	$415,092	$394,429	$369,158
Cost of sales (exclusive of depreciation and amortization as shown below)	289,622	267,638	241,845

Gross profit	125,470	126,791	127,313
Operating expenses:
Compensation and benefits	70,459	66,180	57,574
Other operating expenses	39,487	36,866	28,923
Lease termination charge	—	—	1,053
Depreciation and amortization	15,319	12,055	9,325
Non-cash stock compensation charge	—	209	269

Total operating expenses	125,265	115,310	97,144
Operating income	205	11,481	30,169
Interest expense:
Revolving line of credit	222	412	485
Amortization of debt issue costs	20	147	210
Loss on early extinguishment of indebtedness	—	364	—

Total interest expense	242	923	695
Interest income	(184)	(96)	(34)
Other income	(288)	(233)	(174)

Income before income taxes	435	10,887	29,682
Income tax provision	206	4,298	11,641

Net income	$229	$6,589	$18,041

Earnings per share:
Basic	$0.01	$0.34	$0.95

Diluted	$0.01	$0.34	$0.92

Weighted average number of shares outstanding:
Basic	19,318	19,231	19,048

Diluted	19,572	19,541	19,545

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Loan to	Accumulated	Total Shareholders’
	Shares	Amount	Shareholder	Deficit	Equity

		(In thousands, except share data)
Balance at February 1, 2003	18,910,351	$135,824	$(225)	$(97,498)	$38,101
Exercise of stock options and employee stock purchases	255,671	2,166			2,166
Tax benefit from exercise of stock options		159			159
Accrued interest on shareholder loan, net of interest paid			(14)		(14)
Shareholder loan advance			(381)		(381)
Net income				18,041	18,041

Balance at January 31, 2004	19,166,022	$138,149	$(620)	$(79,457)	$58,072
Exercise of stock options and employee stock purchases	98,390	349			349
Tax benefit from exercise of stock options		109			109
Net interest paid on shareholder loan			1		1
Net income				6,589	6,589

Balance at January 29, 2005	19,264,412	$138,607	$(619)	$(72,868)	$65,120
Exercise of stock options and employee stock purchases	79,231	412			412
Tax benefit from exercise of stock options		28			28
Repayment of shareholder loan			619		619
Net income				229	229

Balance at January 28, 2006	19,343,643	$139,047	$—	$(72,639)	$66,408

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Week Period Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

	(In thousands)
Cash flows from operating activities:
Net income	$229	$6,589	$18,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	15,319	12,055	9,325
Amortization of tenant allowance	(4,114)	(2,447)	(1,847)
Write-off of unamortized debt issue costs	—	139	—
Amortization of debt issue costs	20	147	210
Non-cash stock compensation charge	—	209	269
Loss on disposal of property and equipment	693	192	457
Deferred income taxes	(1,215)	3,450	1,965
Changes in assets and liabilities:
Inventories, net	(12,107)	4,501	(2,102)
Prepaid expenses and other current assets	(551)	1,292	(2,892)
Other noncurrent assets	(205)	—	4
Accounts payable	2,032	2,204	2,401
Income taxes payable	2,976	(8,502)	(181)
Accrued expenses and other noncurrent liabilities	17,094	10,510	10,289

Net cash provided by operating activities	20,171	30,339	35,939

Cash flows from investing activities:
Proceeds from sale of property and equipment	33	4	25
Capital expenditures	(24,116)	(30,025)	(22,784)

Net cash used in investing activities	(24,083)	(30,021)	(22,759)

Cash flows from financing activities:
Borrowings on revolving line of credit	196,796	80,283	20,551
Repayments on revolving line of credit	(196,796)	(80,283)	(20,551)
Exercise of stock options and employee stock purchases	361	259	394
Debt issue costs	(12)	(89)	—
Shareholder loan repayments (advances) and net interest accrued	619	1	(395)

Net cash provided by (used in) financing activities	968	171	(1)

Cash and cash equivalents:
Net increase (decrease)	$(2,944)	$489	$13,179
Beginning of the year	17,912	17,423	4,244

End of the year	$14,968	$17,912	$17,423

Supplemental cash flow information:
Interest paid	$221	$405	$485

Income taxes paid (refunded)	$(1,556)	$9,349	$9,856

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Significant Accounting Policies
      Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home decor with 347 stores in 37 states as of January 28, 2006. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
      Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2005 represented 52 weeks ended on January 28, 2006; fiscal 2004 represented 52 weeks ended on January 29, 2005; and fiscal 2003 represented 52 weeks ended on January 31, 2004.
      Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and investments with maturities of 90 days or less at the date of purchase.
      Inventories — Inventories are stated at the lower of cost or market, net of reserves and allowances, with cost being determined using the average cost method which approximates current cost.
      Prepaid expenses and other current assets — Prepaid expenses and other current assets consist primarily of prepaid rent, prepaid insurance and receivables from landlords for tenant allowances. Tenant allowance receivables were $2,754,000 and $2,487,000 at January 28, 2006, and January 29, 2005, respectively.
      Property and equipment — Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Furniture, fixtures and equipment are generally depreciated over 5 years. Buildings are depreciated over 40 years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term ranging from five to 10 years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal. As of January 28, 2006, and January 29, 2005, the Company had property and equipment with aggregated original acquisition costs of $26.5 million and $26.9 million, respectively, that were fully-depreciated.
      Debt issue costs — Debt issue costs are amortized using the straight-line method over the life of the debt and are shown net of accumulated amortization of $26,000 at January 28, 2006, and $6,000 at January 29, 2005. Amortization of debt issue costs is included as a separate component of interest expense in the consolidated statements of operations.
      Long-lived assets — The Company periodically reviews the recoverability of property and equipment and other long-lived assets whenever an event or change in circumstances indicates the carrying amount of an asset or group of store-level assets may not be recoverable. The impairment review includes comparison of future cash flows expected to be generated by the asset or group of store-level assets with their associated carrying value. If the carrying value of the asset or group of store-level assets exceeds the expected cash flows (undiscounted and without interest charges), an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. The Company recorded an impairment of $164,000, $401,000, and $223,000 during fiscal 2005, fiscal 2004, and fiscal 2003, respectively, which represents the impairment of the leasehold improvements, furniture and fixtures, and equipment of stores expected to be closed. These impairment charges are included in depreciation and amortization on the consolidated statements of operations. These stores also had other long-lived assets, consisting of computer equipment, furniture and fixtures, and leasehold improvements with carrying values of $364,000, $542,000, and $409,000 respectively, that were not considered to be impaired due to the transfer of such assets for use in other store locations or the corporate office.
      Goodwill — The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but reviewed for impairment on an

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
annual basis during each fourth quarter or more frequently when events and circumstances indicate that an impairment may have occurred. Upon adoption of SFAS No. 142 in fiscal 2002, there was accumulated amortization on goodwill of $285,000.
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
      Customer loyalty program — During fiscal 2004, the Company established a private-label credit card program for its customers. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. All cardholders are automatically enrolled in a loyalty program whereby cardholders earn loyalty points in return for making purchases in the Company’s stores. Attaining specified loyalty point levels results in the issuance of discount certificates to the cardholder. The Company accrues for the expected liability, based on estimated redemption rates, associated with the discount certificates issued as well as the accumulated points that have not yet resulted in the issuance of a certificate. This accrual is included within accrued expenses on the consolidated balance sheet.
      Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company may not pay rent during the construction period for its new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of entry to the leased space, and records the difference between amounts charged to operations and amounts paid as a non-current liability. The cumulative net excess of recorded rent expense over lease payments made of $7.5 million and $6.2 million is reflected in deferred rent in the consolidated balance sheets as of January 28, 2006 and January 29, 2005, respectively.
      The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. The unamortized amount of construction allowances of $27.5 million and $19.3 million is also reflected in deferred rent in the consolidated balance sheets as of January 28, 2006, and January 29, 2005, respectively.
      Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes. Revenues from gift cards, gift certificates and store credits are recognized when redeemed.
      Cost of sales — Cost of sales includes the cost of product sold, freight costs, store occupancy costs and central distribution costs.
      Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as employee health benefits, 401(k) plan benefits, social security and unemployment taxes. The Company did not accrue a liability for employees’ compensation for future absences as of January 28, 2006 and January 29, 2005 because it can not be reasonably estimated.
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

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising expenses — Advertising costs are expensed in the period in which the advertising first takes place. Advertising expense was $4,978,000, $4,192,000, and $2,456,000 for fiscal years 2005, 2004 and 2003, respectively.
      Other income — Other income consists of sales tax rebates of $183,000, $170,000, and $144,000 for fiscal years 2005, 2004 and 2003, respectively, and other miscellaneous income of $105,000, $64,000, and $30,000 for fiscal years 2005, 2004 and 2003, respectively.
      Income taxes — Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
      Stock options — The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for its stock compensation plans. These plans are more fully described in Note 7 to these financial statements. Compensation cost on stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the exercise price. The following table illustrates the effect on net income (loss) and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123(in thousands, except per share data):

	52 Weeks Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Net income, as reported	$229	$6,589	$18,041
Add: Stock-based compensation costs, net of taxes, included in determination of net income	—	209	269
Deduct: Stock-based compensation costs, net of taxes, determined under the fair value based method for all awards	(844)	(648)	(621)

Pro forma net income	$(615)	$6,150	$17,689

Earnings (loss) per share:
Basic, as reported	$0.01	$0.34	$0.95

Basic, pro forma	$(0.03)	$0.32	$0.93

Diluted, as reported	$0.01	$0.34	$0.92

Diluted, pro forma	$(0.03)	$0.31	$0.91

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model based upon the following assumptions: expected volatility ranging from 37.4% to 39.1% for fiscal 2005, 41.9% to 47.3% for fiscal 2004, and 51.4% to 55.0% for fiscal 2003; risk-free interest rates ranging from 3.5% to 4.3% in fiscal 2005, 3.4% to 3.9% in fiscal 2004, and 2.4% to 3.4% in fiscal 2003; expected lives of 5 years; and no expected dividend payments.
      On November 15, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options that had exercise prices exceeding the closing market price of $7.05 at October 29, 2005, by more than 100% and that were granted more than two years ago. Only one stock option grant met this condition, which was the August 28, 2003 grant to certain management employees which had an exercise price of $18.55 per share. As a result of the vesting

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acceleration, 15,582 options from this grant became immediately exercisable. These options had been scheduled to vest over the first two quarters of fiscal 2006. The effect of the vesting acceleration was the recognition of approximately $116,000, net of tax, of additional stock-based employee compensation in the Company’s pro forma footnote disclosure for the fourth quarter of fiscal 2005, which would otherwise have been recognized in the Company’s income statement as compensation expense over the first two quarters of fiscal 2006 after the adoption of SFAS 123R. Because these stock options have exercise prices significantly in excess of the Company’s current stock price, the Company believes that the future charge to earnings that would be required under SFAS 123R for the remaining original fair value of the stock options is not an accurate reflection of economic value to the employees holding them and that the options are not fully achieving their original objectives of employee motivation and retention.
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
      Fair value of financial instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on and off balance sheet financial instruments for which it is practicable to estimate that value. The scope of SFAS No. 107 excludes certain financial instruments such as trade receivables and payables, lease contracts and all non-financial instruments such as buildings and equipment. As of January 28, 2006, the book value approximated fair value for all of the Company’s assets and liabilities that fall under the scope of SFAS No. 107.
      Earnings per share — Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods.
      Comprehensive income — Comprehensive income is reported in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income does not differ from the consolidated net income (loss) presented in the consolidated statements of income.
      Operating segments — An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. Due to the similar economic characteristics of the Company’s mall and off-mall stores, and the similar nature of the Company’s products, type of customer, and method used to distribute the Company’s products, the Company operates as one business segment and does not disclose separate segment information.
      Recent accounting pronouncements — In November 2004, the FASB issued SFAS No. 151 (“SFAS 151”), “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. The statement is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the Company’s financial statements.
      In December 2004, the FASB released revised FASB No. 123R (“SFAS 123R”), “Share-Based Payment”, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company has adopted SFAS 123R beginning January 29, 2006 and is using the modified prospective application method of adoption, which excludes restatement of prior periods in the year of adoption. The precise impact of the adoption of SFAS 123R on the fiscal 2006 financial statements has not yet been determined. However, see Note 1 for information related to the pro forma

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation.”
      In December 2004, the FASB issued Statement No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29 (“APB 29”), “Accounting for Nonmonetary Transactions.” SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary asset exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not anticipate that SFAS 153 will have a material impact on the Company’s financial statements.
      In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB issued Statement No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Retrospective application for interim financial information is permitted but is not required. The Company has adopted FIN 47 in fiscal 2005, as required.
      In May 2005, the FASB issued Statement No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 (“APB 20”), “Accounting Changes,” and FASB issued Statement No. 3 (“SFAS 3”), “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement requires that retrospective application of a change in accounting principle be limited to the direct effects of a change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.
Note 2 — Property and Equipment
      Property and equipment is comprised of the following (in thousands):

	January 28,	January 29,
	2006	2005

Land	$402	$402
Buildings	3,481	3,481
Equipment	32,789	29,711
Furniture and fixtures	45,877	40,863
Leasehold improvements	54,174	43,838
Projects in progress	498	793

	137,221	119,088
Less: accumulated depreciation	65,130	55,068

	$72,091	$64,020

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 3 — Accrued Expenses
      Accrued expenses are comprised of the following (in thousands):

	January 28,	January 29,
	2006	2005

Salaries and wages	$2,428	$2,018
Stock compensation	430	481
Gift certificates and store credits	8,587	6,654
Self-insurance	1,894	1,536
Sales taxes	2,003	1,751
Other	2,776	2,496

	$18,118	$14,936

Note 4 — Income Taxes
      The provision (benefit) for income taxes consists of the following (in thousands):

	52 Weeks Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Current
Federal	$1,110	$730	$8,013
State	311	118	1,663

	$1,421	$848	$9,676

Deferred
Federal	$(927)	$2,847	$1,894
State	(288)	603	71

	(1,215)	3,450	1,965

	$206	$4,298	$11,641

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	January 28,	January 29,
	2006	2005

Current deferred tax assets:
Inventory valuation methods	$467	$422
Prepaid assets	(315)	—
Accruals	1,702	843

Total current deferred tax assets	1,854	1,265

Noncurrent deferred tax assets:
Deferred rent and other	3,048	2,797
Net operating loss and credit carryforwards	150	260

Total noncurrent deferred tax assets	3,198	3,057
Noncurrent deferred tax liabilities:
Property and equipment	(4,948)	(5,433)

Net noncurrent deferred tax asset (liability)	$(1,750)	$(2,376)

      A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35.0% to income before income taxes for the periods indicated below, respectively, is as follows:

	52 Weeks Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5%	4.3%	3.8%
Non-deductible stock compensation	—	0.6%	0.3%
Other permanent differences	8.9%	(0.4)%	0.1%

	47.4%	39.5%	39.2%

      At January 28, 2006 and January 29, 2005, the Company was in a net operating loss carryforward position in certain states. The Company had an aggregate of $2.2 million and $4.0 million in net operating loss carryforwards in certain states at January 28, 2006 and January 29, 2005, respectively. These carryforwards will expire, if unused in 2014 through 2018. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to the likelihood of full utilization of the remaining state net operating loss carryforwards, no valuation allowance has been provided as of January 28, 2006.
Note 5 — Senior Credit Facility
      Effective October 4, 2004, the Company entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (4.6% at January 28, 2006) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. The maximum availability under the credit facility is limited by a

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of January 28, 2006, there were no outstanding borrowings under the credit facility, with approximately $23.7 million available for borrowing (net of the $3 million availability block as described above).
      The Company used the proceeds from this new credit facility to repay existing indebtedness, consisting of amounts outstanding under the Company’s previous $45 million secured revolving credit facility dated May 22, 2002, which was thereupon terminated. As a result of this early termination, during the third quarter of fiscal 2004, the Company incurred a pre-tax charge of $364,000 consisting of a prepayment penalty of $225,000 and a write-off of unamortized debt issue costs of $139,000.
Note 6 — Long-Term Leases
      The Company leases retail store facilities, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2019. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense under operating leases was $32,905,000, $31,349,000, and $27,712,000 in fiscal years 2005, 2004, and 2003, respectively. Contingent rental expense was $381,000, $564,000, and $1,146,000, for fiscal years 2005, 2004 and 2003, respectively.
      Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $40,809,000 in 2006; $40,010,000 in 2007; $37,125,000 in 2008; $32,286,000 in 2009; and $27,309,000 in 2010; and $87,611,000 thereafter.
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
Note 7 — Employee Benefit Plans
      Stock awards — On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of January 28, 2006, options to purchase 296,195 shares of common stock were outstanding under the 1996 Plan at exercise prices ranging from $1.29 to $1.73. No additional options may be granted under the 1996 Plan.
      On November 27, 2001, the Company granted options to purchase 505,841 shares of common stock to certain employees at an exercise price of $1.29 per share. The estimated fair value of the Company’s common stock was greater than the exercise price of the stock options on the date of grant. Accordingly, the Company has recognized compensation expense in accordance with the vesting provisions of the grant of approximately $209,000 for fiscal 2004 and $269,000 for fiscal 2003. No expense was recorded in fiscal 2005 due to the options becoming fully-vested prior to the beginning of the fiscal year.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2002, the Company adopted the Kirkland’s, Inc., 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. As of January 28, 2006, options to purchase 820,000 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $8.42 to $18.55 per share.
      The following table summarizes information about employee stock options outstanding and exercisable at January 28, 2006:

	Options Outstanding

		Weighted Average		Options Exercisable
		Remaining
	Number of	Contractual Life	Weighted Average	Number	Weighted Average
Range of Exercise Prices	Shares	(In Years)	Exercise Price	of Shares	Exercise Price

$1.29	259,163	5.8	$1.29	259,163	$1.29
$1.73	37,032	1.4	$1.73	37,032	$1.73
$8.42 - $10.90	640,000	9.1	$9.80	63,329	$9.02
$11.05 - $18.55	180,000	7.9	$15.95	150,832	$16.76

Total	1,116,195	7.9	$8.55	510,356	$6.85

      Transactions under the Company’s stock option plans in each of the periods indicated are as follows:

		Weighted	Weighted Average
	Number of	Average	Fair Value of Stock
	Shares	Exercise Price	at Grant Date

Balance at February 1, 2003	713,840	$1.64
Options granted:
Exercise price equal to fair market value	148,000	$17.98	$17.98
Options exercised	(231,288)	$0.74
Options forfeited	(29,309)	$3.69

Balance at January 31, 2004	601,243	$5.91
Options granted:
Exercise price equal to fair market value	145,000	$9.90	$9.90
Options exercised	(82,763)	$1.44
Options forfeited	(25,625)	$9.85

Balance at January 29, 2005	637,855	$7.24
Options granted:
Exercise price equal to fair market value	560,000	$10.01	$10.01
Options exercised	(40,340)	$1.39
Options forfeited	(41,320)	$15.12

Balance at January 28, 2006	1,116,195	$8.55

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
	Number of	Average
	Shares	Exercise Price

Options Exercisable As of:
January 28, 2006	510,356	$6.85

January 29, 2005	460,345	$5.22

January 31, 2004	314,635	$3.11

      The weighted average remaining contractual life of the options was 7.9 years, 7.5 years, and 7.7 years for the fiscal years ended 2005, 2004, and 2003, respectively.
      Employee Stock Purchase Plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2005, fiscal 2004, and fiscal 2003, there were 41,294, 21,175, and 27,936 shares of common stock, respectively, issued to participants under the ESPP.
      401(k) Savings Plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion. This discretionary percentage was 50% of an employee’s contribution subject to Plan maximums in fiscal 2005. The Company’s matching contributions were approximately $284,000, $283,000, and $285,000 in fiscal 2005, 2004 and 2003, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2005, 2004 or 2003.
      Deferred Compensation Plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contribution was approximately $57,000 in fiscal 2005. No expenses were incurred in fiscal 2004 or 2003 relating to this plan as it was adopted subsequent to January 29, 2005.
Note 8 — Earnings Per Share
      Basic earnings per share are based upon the weighted average number of shares outstanding during each of the periods presented. Diluted earnings per share is based upon the weighted average number of shares outstanding plus the shares that would be outstanding assuming exercise of dilutive common stock equivalents.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The computations for basic and diluted earnings per share are as follows (in thousands, except for per share amounts):

	52 Weeks Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Numerator:
Net income	$229	$6,589	$18,041

Denominator:
Denominator for basic earnings per share, weighted-average shares outstanding	19,318	19,231	19,048
Effect of dilutive stock options	254	310	497

Denominator for diluted earnings per share, adjusted weighted-average shares outstanding	19,572	19,541	19,545

Basic earnings per share	$0.01	$0.34	$0.95

Diluted earnings per share	$0.01	$0.34	$0.92

      The calculations of diluted earnings per share for fiscal 2005, 2004 and 2003 exclude stock options and warrants outstanding of 666,909, 177,080, and 28,915, respectively, as the effect of their inclusion would be anti-dilutive.
Note 9 — Related Parties

Aircraft rental
      The Company periodically rents aircraft from an entity owned by a board member of the Company. Rental expense approximated $23,000, $15,000 and $97,000 in fiscal 2005, 2004 and 2003 respectively.

Operating lease
      The Company leases retail space for its store in Jackson, Tennessee from a landlord in which the Company’s Chief Executive Officer and another member of the Company’s Board of Directors maintain a minority interest. During fiscal 2005 and fiscal 2004, the Company paid approximately $175,000 and $116,000 for rent and extra charges pursuant to this lease respectively.

Shareholder Loan
      On May 4, 2002, the Company loaned $217,000 to the Company’s Executive Vice President and Chief Financial Officer. Interest on the note accrued at the rate of 4.75% per year, and was payable over the term of the note. On April 10, 2003, the Company advanced an additional $381,401 to the borrower in accordance with the original terms of the note. This additional principal amount was subject to the same interest rate and principal repayment terms as the original principal amount. The loan was collateralized by marketable securities having a value of no less than the original principal amount of the loan together with 125,526 shares of the Company’s common stock owned by the borrower. The loan was approved by the Company’s Board of Directors and Audit Committee. The note, including accrued interest, was repaid in full during the first quarter of 2005.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 10 — Commitments and Contingencies
      Financial instruments that potentially subject the Company to concentration of risk are primarily cash and cash equivalents. The Company places its cash and cash equivalents in insured depository institutions and attempts to limit the amount of credit exposure to any one institution within the covenant restrictions imposed by the Company’s debt agreements.
      The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is remote that these proceedings and claims will have a material effect on the financial condition, operating results or cash flows of the Company.

      3. Exhibits: (see (b) below)
      (b) Exhibits.
      The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit
Number			Description

3	.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on May 1, 2003) (the “2002 Form 10-K”)
3	.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to the Company’s current report on Form 8-K dated March 31, 2006)
4	.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to the Company’s registration statement on Form S-1 of Kirkland’s filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))
10	.1*	—	Loan and Security Agreement, dated as of October 4, 2004, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to the Company’s Form 8-K dated October 8, 2004)
10	.2*	—	Amended and Restated Registration Rights Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/ Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/ Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins (Exhibit 10.2 to Amendment No. 1 to 2002 Form S-1)
10	.3+*	—	Employment Agreement by and between Kirkland’s and Carl Kirkland dated June 1, 2002, (Exhibit No. 10.5 to Amendment No. 1 to 2002 Form S-1)
10	.4+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)
10	.5+*	—	Employment Agreement by and between Kirkland’s and Reynolds C. Faulkner dated June 1, 2002, (Exhibit 10.7 to Amendment No. 2 to the registration statement on Form S-1 of Kirkland’s filed on June 14, 2002, Registration No. 333-86746 (“Amendment No. 2 to 2002 Form S-1”))
10	.6+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Carl Kirkland dated March 31, 2004 (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 (“May 2004 Form 10-Q”))
10	.7+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to the May 2004 Form 10-Q)
10	.8+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Reynolds C. Faulkner dated March 31, 2004 (Exhibit 10.3 to the May 2004 Form 10-Q)
10	.9+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to the 2002 Form S-1)
10	.10+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)
10	.11*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to the Company’s registration statement on Form S-1 of Kirkland’s filed on July 10, 2002, Registration No. 333-86746)
10	.12*	—	Sublease Agreement by and between Southwind Properties and Kirkland’s dated March 5, 2001 (Exhibit 10.16 to the Company’s registration statement on Form S-1 of Kirkland’s filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))

Exhibit
Number			Description

10	.13*	—	Sublease Agreement by and between Phoenician Properties and Kirkland’s dated February 1, 2002, (Exhibit 10.17 to Amendment No. 1 to 2002 Form S-1)
10	.14*	—	Letter Agreement by and between Kirkland’s and Robert E. Kirkland dated June 3, 2002 (Exhibit 10.19 to Amendment No. 1 to 2002 Form S-1)
10	.15*	—	Promissory Note for up to $717,000 by Reynolds C. Faulkner in favor of Kirkland’s dated May 4, 2002 (Exhibit 10.23 to Amendment No. 1 to 2002 Form S-1)
10	.16*	—	Security Agreement by Reynolds C. Faulkner and Mary Ruth Faulkner in favor of Kirkland’s effective as of May 4, 2002 (Exhibit 10.24 to Amendment No. 3 to the Company’s registration statement on Form S-1 of Kirkland’s filed on June 24, 2002, Registration No. 333-86746)
10	.17+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))
10	.18+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)
10	.19+*	—	Executive Non-Qualified Excess Plan
10	.20+*	—	Employment Agreement by and between Kirkland’s and Jack Lewis dated June 1, 2005 (Exhibit No. 10.20 to 2005 Form 10-Q)
10	.21+*	—	Compensation Policy for Independent Directors dated July 16, 2002 (Exhibit No. 10.21 to 2005 Form 10-Q)
10	.22*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to the March 22, 2006 Form 8-K)
10	.23*	—	Letter Agreement by and between Kirkland’s and Cathy David dated March 20, 2006 (Exhibit 99.3 to the March 22, 2006 Form 8-K)
10	.24*	—	Restrictive Covenant Agreement by and between Kirkland’s and Cathy David dated March 20, 2006 (Exhibit 99.4 to the March 22, 2006 Form 8-K)
10	.25*	—	Restrictive Stock Agreement by and between Kirkland’s and Cathy David dated March 22, 2006 (Exhibit 99.5 to the March 22, 2006 Form 8-K)
10	.26*	—	Restricted Stock Unit Agreement by and between Kirkland’s and Cathy David dated March 22, 2006 (Exhibit 99.6 to the March 22, 2006 Form 8-K)
10.27		—	Release and Non-Disparagement Agreement by and between Kirkland’s and Jack Lewis dated February 17, 2006
21	.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to 2002 Form S-1)
23.1		—	Consent of PricewaterhouseCoopers LLP
31.1		—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		—	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		—	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirkland’s, Inc.

By:	/s/ Robert E. Alderson

Robert E. Alderson
Chief Executive Officer
Date: April 11, 2006
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Alderson Robert E. Alderson	Chief Executive Officer and Director(Principal Executive Officer)	April 11, 2006

/s/ Reynolds C. Faulkner Reynolds C. Faulkner	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	April 11, 2006

/s/ Connie L. Scoggins Connie L. Scoggins	Vice President of Finance and Treasurer/Controller (Principal Accounting Officer)	April 11, 2006

/s/ R. Wilson Orr, III R. Wilson Orr, III	Chairman of the Board	April 11, 2006

/s/ Carl Kirkland Carl Kirkland	Director	April 11, 2006

/s/ Steven J. Collins Steven J. Collins	Director	April 11, 2006

/s/ David M. Mussafer David M. Mussafer	Director	April 11, 2006

/s/ Ralph T. Parks Ralph T. Parks	Director	April 11, 2006

/s/ Murray M. Spain Murray M. Spain	Director	April 11, 2006

KIRKLANDS, INC.
INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit
Number	Description

10.27	Release and Non-Disparagement Agreement by and between Kirkland’s and Jack Lewis dated February 17, 2006
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350