Form 10-Q
period 2006-04-29
KIRKLANDS INC
filed 2006-06-06
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 29, 2006	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

805 North Parkway Jackson, Tennessee (Address of principal executive offices)	38305 (Zip Code)
Registrant’s telephone number, including area code: (731) 668-2444
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐             Accelerated filer ☑             Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 26, 2006, 19,570,117 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	April 29,	April 30,	January 28,
	2006	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,822	$4,362	$14,968
Inventories, net	49,862	48,381	49,180
Income taxes receivable	2,541	3,016	—
Prepaid expenses and other current assets	6,442	5,933	6,829
Deferred income taxes	1,972	1,804	1,854

Total current assets	63,639	63,496	72,831
Property and equipment, net	71,555	64,151	72,091
Other assets	1,783	1,472	1,662

Total assets	$136,977	$129,119	$146,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,030	$20,407	$24,231
Accrued expenses	17,139	15,178	18,118
Income taxes payable	—	—	824

Total current liabilities	35,169	35,585	43,173
Deferred income taxes	1,487	2,626	1,750
Deferred rent	36,094	26,609	35,015
Other liabilities	381	—	238

Total liabilities	73,131	64,820	80,176

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,570,117, 19,296,873, and 19,343,643 shares issued and outstanding at April 29, 2006, April 30, 2005, and January 28, 2006, respectively	139,510	138,823	139,047
Accumulated deficit	(75,664)	(74,524)	(72,639)

Total shareholders’ equity	63,846	64,299	66,408

Total liabilities and shareholders’ equity	$136,977	$129,119	$146,584

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Week Period Ended
	April 29,	April 30,
	2006	2005
Net sales	$92,605	$84,715
Cost of sales (exclusive of depreciation and amortization as shown below)	64,763	57,980

Gross profit	27,842	26,735
Operating expenses:
Compensation and benefits	18,530	16,902
Other operating expenses	10,315	9,258
Depreciation and amortization	4,285	3,424

Total operating expenses	33,130	29,584

Operating loss	(5,288)	(2,849)

Interest expense	28	26
Interest income	(108)	(79)
Other income	(80)	(59)

Loss before income taxes	(5,128)	(2,737)
Income tax benefit	(2,103)	(1,081)

Net loss	$(3,025)	$(1,656)

Loss per share:
Basic	$(0.16)	$(0.09)

Diluted	$(0.16)	$(0.09)

Weighted average number of shares outstanding:
Basic	19,383	19,290

Diluted	19,383	19,290

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated	Total
	Shares	Amount	Deficit	Equity
Balance at January 28, 2006	19,343,643	$139,047	$(72,639)	$66,408
Exercise of employee stock options and employee stock purchases	76,474	268		268
Restricted stock issued	150,000	—		—
Non-cash stock compensation		195		195
Net loss			(3,025)	(3,025)

Balance at April 29, 2006	19,570,117	$139,510	$(75,664)	$63,846

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13 Week Period Ended
	April 29,	April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,025)	$(1,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,285	3,424
Amortization of landlord construction allowance	(1,270)	(1,008)
Amortization of debt issue costs	5	4
Loss on disposal of property and equipment	172	325
Non-cash stock compensation	195	—
Deferred income taxes	(381)	(289)
Changes in assets and liabilities:
Inventories, net	(682)	(11,308)
Prepaid expenses and other current assets	387	541
Other noncurrent assets	(126)	—
Accounts payable	(6,201)	(1,792)
Income taxes payable	(3,365)	(1,076)
Accrued expenses and other noncurrent liabilities	1,513	2,370

Net cash used in operating activities	(8,493)	(10,465)

Cash flows from investing activities:
Repayment of shareholder loan, and accrued interest thereon	—	619
Capital expenditures	(3,921)	(3,881)

Net cash used in investing activities	(3,921)	(3,262)

Cash flows from financing activities:
Refinancing costs	—	(11)
Exercise of stock options and employee stock purchases	268	188

Net cash provided by financing activities	268	177

Cash and cash equivalents:
Net decrease	$(12,146)	$(13,550)
Beginning of the period	14,968	17,912

End of the period	$2,822	$4,362

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
     We are a leading specialty retailer of home décor in the United States, operating 338 stores in 37 states as of April 29, 2006. Our consolidated financial statements include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The accompanying consolidated financial statements, except for the January 28, 2006 consolidated balance sheet, have been prepared without audit. In our opinion, the financial statements contain all adjustments, consisting only of normal recurring accruals, which are necessary to state fairly and in accordance with accounting principles generally accepted in the United States (GAAP) our financial position as of April 29, 2006, April 30, 2005, and January 28, 2006; the results of our operations for the 13-week period ended April 29, 2006, and April 30, 2005; and our cash flows for the 13-week period ended April 29, 2006, and April 30, 2005. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of our operations for the 13-week period ended April 29, 2006, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. Our fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and do not include all the disclosures normally required in annual financial statements prepared in accordance with GAAP; however, we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2006.
Note 2 – Stock-Based Compensation
     As of January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires us to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 29, 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Except for certain options which were granted at an exercise price below the market value of the Company’s underlying common stock on the grant date, no compensation expense was previously recognized for stock options granted to employees prior to adopting SFAS 123(R).
     SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 29, 2006 and to those which are unvested at January 29, 2006. We have adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized since January 29, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense was recorded in the statement of operations with a corresponding credit to common stock for the 13-week period ended April 29, 2006. In addition, we are required upon adoption to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow.
     As we adopted SFAS 123(R) under the modified prospective transition method, results from prior periods have not been restated. The following table illustrates the effect on net loss and loss per share if we had not adopted SFAS 123(R) and applied the fair value recognition provisions of Statement 123 to options granted under our stock plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using Black-Scholes option pricing model for all option grants.

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
	(in thousands, except per share amounts)
Net loss as reported	$(3,025)	$(1,656)
Add: Share-based payments included in reported net loss, net of related tax effects per SFAS 123(R)	147	—
Deduct: Total pro-forma stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects per SFAS 123	(89)	(175)

Pro forma net loss	$(2,967)	$(1,831)

Loss per share:

Basic, as reported	$(0.16)	$(0.09)

Basic, pro forma	$(0.15)	$(0.09)

Diluted, as reported	$(0.16)	$(0.09)

Diluted, pro forma	$(0.15)	$(0.09)

     Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123, we elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense (which after-tax, approximated $58,000 in the 13-week period ended April 29, 2006) was reversed to reduce pro forma expense for that period.
     For the 13-week period ending April 29, 2006, the adoption of SFAS 123(R)’s fair value method resulted in additional stock compensation expense (included as a component of compensation and benefits on the statement of operations) related to stock options than if we had continued to account for share-based compensation under APB 25. This additional stock compensation increased pre-tax loss by approximately $148,000, increased net loss by approximately $117,000 and increased basic and diluted loss per share less than $0.01. We also recognized approximately $47,000 in pre-tax stock compensation expense related to a restricted stock grant during the 13-week period ending April 29, 2006. For the 13-week period ended April 29, 2006, there were no excess tax benefits from the exercise of stock options recorded. The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
     The weighted-average grant-date fair value of stock options and restricted stock granted during the 13-week period ending April 29, 2006 was $2.88 and $7.26, respectively. The total intrinsic value of stock options exercised during the 13-week period ending April 29, 2006 was approximately $316,000. As of April 29, 2006, unrecognized stock compensation expense related to the unvested portion of our stock options and the restricted stock grant was approximately $771,000 and $1.0 million, respectively, which is expected to be recognized over a weighted average period of 1.8 years and 4.9 years, respectively.
Note 3 – Share-Based Incentive Plans
     Stock options — On June 12, 1996, we adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of April 29, 2006, options to purchase 238,902 shares of common stock were outstanding under the 1996 Plan at exercise prices ranging from $1.29 to $1.73. Options issued to employees under the 1996 Plan have maximum contractual terms of 10 years and vest ratably over 3 years. No additional options may be granted under the 1996 Plan.

     In July 2002, we adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. Options issued to non-employee directors vest immediately on the date of the grant. As of April 29, 2006, options to purchase 611,246 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $5.70 to $18.55 per share.
     The Company generally issues new shares when options are exercised. A summary of stock option activity since our most recent fiscal year end is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	($000)
Outstanding at January 28, 2006	1,116,195	$8.55	7.9
Options granted	15,000	7.02
Options exercised	(54,983)	1.29
Options forfeited or expired	(226,064)	9.10
Outstanding at April 29, 2006	850,148	$8.84	7.5	$1,241
Exercisable at April 29, 2006	825,148	$8.87	7.4	$1,237
     On November 15, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options that had exercise prices exceeding the closing market price of $7.05 at October 29, 2005, by more than 100% and that were granted more than two years ago. Only one stock option grant met this condition, which was the August 28, 2003 grant to certain management employees which had an exercise price of $18.55 per share. As a result of the vesting acceleration, 15,582 options from this grant became immediately exercisable. These options had been scheduled to vest over the first two quarters of fiscal 2006. The effect of the vesting acceleration was the recognition of approximately $116,000, net of tax, of additional stock-based employee compensation in our pro forma footnote disclosure for the fourth quarter of fiscal 2005, which would otherwise have been recognized in our income statement as compensation expense over the first two quarters of fiscal 2006 after the adoption of SFAS 123(R). Because these stock options had exercise prices significantly in excess of the Company’s then current stock price, we believed that the charge to earnings that would be required under SFAS 123(R) for the remaining original fair value of the stock options was not an accurate reflection of economic value to the employees holding them and that the options were not fully achieving their original objectives of employee motivation and retention. There have been no modifications to our share-based compensation plans during the 13-week period ended April 29, 2006.
     Restricted Stock – During the first quarter of fiscal 2006, we granted 150,000 shares of restricted stock to our President and Chief Operating Officer. The value of this grant was measured at the market value of the Company’s common stock on the service inception date. The award will fully vest after five years of continuous employment with the Company. Half of the restricted stock grant is subject to accelerated vesting if a pre-established performance target is met after issuance. Since achieving this performance condition is not yet probable as of April 29, 2006, we recognize compensation expense related to this award ratably over the five-year vesting period. We also issued a restricted stock unit (RSU) grant of 100,000 shares of common stock to our President and Chief Operating Officer during the same period and it was measured at market value on the service inception date. The entire RSU grant will vest only when a pre-determined performance condition is met by the Company. Since achieving this performance condition is not yet probable as of April 29, 2006, no compensation expense has been recognized to date related to the RSU grant.
Note 4 – Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Diluted loss per share is based upon the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method.

     The computations for basic and diluted loss per share are as follows (in thousands, except for per share amounts):

	13 Week Period Ended
	April 29,	April 30,
	2006	2005
Numerator:
Net loss	$(3,025)	$(1,656)

Denominator:
Denominator for basic loss per share — weighted average number of common shares outstanding	19,383	19,290
Effect of dilutive securities	—	—

Denominator for diluted loss per share	19,383	19,290

Loss per common share:
Basic	$(0.16)	$(0.09)

Diluted	$(0.16)	$(0.09)

     The calculation of diluted earnings per share for the 13-week period ended April 29, 2006 excludes 850,148 stock options and 150,000 restricted stock shares, as the effect of their inclusion would be anti-dilutive. For the 13-week period ending April 30, 2005, 814,739 stock options were excluded as the effect of their inclusion would be anti-dilutive.
Note 5 – Related Parties
   Shareholder Loan
     On May 4, 2002, we loaned $217,000 to our former Executive Vice President and Chief Financial Officer. Interest on the note accrued at the rate of 4.75% per year, and was payable over the term of the note. On April 10, 2003, we advanced an additional $381,401 to the borrower in accordance with the original terms of the note. This additional principal amount was subject to the same interest rate and principal repayment terms as the original principal amount. The loan was collateralized by marketable securities having a value of no less than the original principal amount of the loan together with 125,526 shares of the Company’s common stock owned by the borrower. The loan was approved by the Company’s Board of Directors and Audit Committee. The note, including accrued interest, was repaid in full during the first quarter of 2005.
Operating lease
     We lease retail space for our store in Jackson, Tennessee from a landlord in which our Chief Executive Officer and another member of our Board of Directors maintain a minority interest. During each of the 13-week periods ended April 29, 2006 and April 30, 2005, we paid approximately $36,000 for rent and extra charges pursuant to this lease.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a leading specialty retailer of home décor in the United States, operating 338 stores in 37 states as of April 29, 2006. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.
     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. Our growth in recent years has consisted principally of new store openings. We intend to continue opening new stores both in existing markets and in new markets, including major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. During the 13 week period ended April 29, 2006, we opened 10 new stores and closed 19 stores. All of these new stores are located in off-mall venues, and all but one of the closed stores were located in malls. We anticipate that all of our new store openings during fiscal 2006 will be in off-mall venues, while substantially all of our closings will be mall stores. Our results to date in our off-mall stores indicate that this venue provides the better opportunity for growth in our store base.
     The following table summarizes our stores and square footage under lease in mall and off-mall locations:

	Stores		Square Footage		Average Store Size
	4/29/06	4/30/05	4/29/06	4/30/05	4/29/06	4/30/05
Mall	192	225	893,725	1,040,747	4,655	4,626
Off-Mall	146	87	835,578	455,948	5,723	5,241

Total	338	312	1,729,303	1,486,695	5,116	4,765

13 Week Period Ended April 29, 2006 Compared to the 13 Week Period Ended April 30, 2005
     Results of operations. The table below sets forth selected results of our operations in dollars expressed as a percentage of net sales for the periods indicated (dollars in thousands):

		13 Week Period Ended
	April 29, 2006		April 30, 2005		Change
	$	%	$	%	$	%
Net sales	$92,605	100.0%	$84,715	100.0%	$7,890	9.3%
Cost of sales	64,763	69.9%	57,980	68.4%	6,783	11.7%

Gross profit	27,842	30.1%	26,735	31.6%	1,107	4.1%

Operating expenses:
Compensation and benefits	18,530	20.0%	16,902	20.0%	1,628	9.6%
Other operating expenses	10,315	11.1%	9,258	10.9%	1,057	11.4%
Depreciation and amortization	4,285	4.6%	3,424	4.0%	861	25.1%

Total operating expenses	33,130	35.8%	29,584	34.9%	3,546	12.0%

Operating loss	(5,288)	(5.7%)	(2,849)	(3.4%)	(2,439)	(85.6%)

Interest income, net	(80)	(0.1%)	(53)	(0.1%)	(27)	50.9%
Other income	(80)	(0.1%)	(59)	(0.1%)	(21)	35.5%

Loss before income taxes	(5,128)	(5.5%)	(2,737)	(3.2%)	(2,391)	(87.4%)
Income tax benefit	(2,103)	(2.3%)	(1,081)	(1.3%)	(1,022)	94.5%

Net loss	$(3,025)	(3.3%)	$(1,656)	(2.0%)	$(1,369)	(82.7%)

     Net sales. Net sales increased by 9.3% to $92.6 million for the first quarter of fiscal 2006 from $84.7 million for the first quarter of fiscal 2005. The overall increase in net sales was due to the growth in our store base. We opened 10 new stores during the first quarter of fiscal 2006 and 59 stores in fiscal 2005, and we closed 19 stores during the first quarter of fiscal 2006 and 32 stores in fiscal 2005. We ended the first quarter of fiscal 2006 with 338 stores in operation compared to 312 stores as of the end of the first quarter of fiscal 2005, representing a 8.3% increase in the store base. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset by a decline of 5.1% in comparable store sales for the first quarter of fiscal 2006. During the first quarter of fiscal 2005, comparable store sales decreased 10.4%. Comparable store sales in our mall store locations were down 6.8% for the first quarter, while comparable store sales for our off-mall store locations were down 0.9%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $11.6 million over the prior year quarter. This increase was partially offset by the negative comparable store sales performance, which accounted for a $3.7 million decrease from the prior year quarter.
     The comparable store sales decline for the quarter resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The declines in customer traffic were more pronounced in our mall stores. The overall traffic decline led to lower transaction volumes despite a slightly higher customer conversion rate. The lower transaction volumes were partially offset by a higher average dollar transaction, driven by increases in our average retail selling price. Key categories that outperformed the prior year were furniture, alternative wall décor, mirrors, frames, and candles. These increases were offset by declines in framed art, textiles, and lamps.
     Gross profit. Gross profit increased $1.1 million, or 4.1%, to $27.8 million for the first quarter of fiscal 2006 from $26.7 million for the first quarter of fiscal 2005. Gross profit expressed as a percentage of net sales decreased to 30.1% for the first quarter of fiscal 2006, from 31.6% for the prior year period. The decrease in gross profit as a percentage of net sales resulted from a lower merchandise margin, due to the higher level of markdowns taken in the first quarter of fiscal 2006 as compared to the prior year period. Markdown levels were higher than last year as we took targeted markdowns to clear less productive merchandise and rationalize our inventory content in key categories. Store occupancy costs decreased slightly as a percentage of sales due to the shift to more off-mall stores, the occupancy rate for which is generally lower than those for enclosed mall properties. Freight expenses decreased as a percentage of sales, despite rising fuel costs, as we realized savings due to the implementation of changes in our store delivery methods. Central distribution costs were unchanged as a percentage of net sales for the year.
     Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $18.5 million, or 20.0% of net sales, for the first quarter of fiscal 2006 as compared to $16.9 million, or 20.0% of net sales for the first quarter of fiscal 2005. At the store level, the compensation and benefits expense ratio improved slightly for the first quarter of fiscal 2006 due to tighter control over store-level payroll dollars in response to the sales trend. These savings were offset by a pre-tax expense of approximately $400,000 related to the February termination of our former Chief Executive Officer and a pre-tax expense of $148,000 related to our implementation of SFAS 123(R), the new accounting pronouncement concerning stock-based compensation.
     Other operating expenses. Other operating expenses, including both store and corporate costs, were $10.3 million, or 11.1% of net sales, for the first quarter of fiscal 2006 compared with $9.3 million, or 10.9% of net sales, for the first quarter of fiscal 2005. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative store sales performance and the lack of a positive leveraging effect on the fixed components of store and corporate operating expenses. Additionally, planned increases in advertising activities during the first quarter of fiscal 2006 had a negative impact on the ratio.

     Depreciation and amortization. Depreciation and amortization expense was $4.3 million, or 4.6% of net sales, for the first quarter of fiscal 2006 compared to $3.4 million, or 4.0% of net sales, for the first quarter of fiscal 2005. The increase in the ratio was the result of the negative comparable store sales performance, along with the growth in our store base. Additionally, lease terms for many of our recent off-mall store openings have been shorter than the historical lease term for a mall store, resulting in higher amortization expense on the associated leasehold improvements for these stores.
     Interest income, net. Net interest income was $80,000, or 0.1% of net sales, for the first quarter of fiscal 2006 as compared to net interest income of $53,000, or 0.1% of net sales, for the first quarter of fiscal 2005. Interest income was higher than the prior year period due to higher interest rates on our excess invested cash.
     Income tax benefit. Income tax benefit was $2.1 million, or 41.0% of the loss before income taxes, for the first quarter of fiscal 2006 as compared to a benefit of $1.1 million, or 39.5% of loss before income taxes, for the first quarter of fiscal 2005.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $3.0 million, or ($0.16) per share, for the first quarter of fiscal 2006 as compared to net loss of $1.7 million, or ($0.09) per share, for the first quarter of fiscal 2005.
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
     Cash flows from operating activities. Net cash used in operating activities for the first quarter of fiscal 2006 was $8.5 million compared to $10.5 million for the prior year period. The decrease in the amount of cash used in operations as compared to the prior year quarter was primarily the result of better control over our inventory levels as well as beginning the year with more inventory than in the prior year. Inventories increased approximately $682,000 during the first quarter of fiscal 2006 as compared to an increase of $11.3 million during the prior year period. We carefully managed our open-to-buy dollars during the first quarter of fiscal 2006 in response to a difficult sales environment. Accounts payable decreased $6.2 million for the first quarter of fiscal 2006 as compared to a decrease of $1.8 million for the first quarter of fiscal 2005, reflecting a reduction in receipts of inventory during the first quarter of fiscal 2006 versus the prior year period.
     Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2006 consisted principally of $3.9 million in capital expenditures as compared to $3.9 million for the prior year period. These expenditures primarily related to the opening of new stores. During the first quarter of fiscal 2006, we opened 10 new stores. We expect that capital expenditures for fiscal 2006 will range from $26 million to $28 million, primarily to fund the opening of 60 new stores, and the maintenance of our existing investments in stores, information technology, and the distribution center. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2006 will average approximately $380,000 to $410,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities for the first quarter of fiscal 2006 was approximately $268,000 compared to approximately $177,000 in the prior year period. Cash provided by financing activities was primarily due to employee participation in the Company’s employee stock purchase plan and stock options exercised by employees.

     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (5.08% at April 29, 2006) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of April 29, 2006, we were in compliance with the covenants in the facility and there were no borrowings outstanding under the credit facility.
     At April 29, 2006, our balance of cash and cash equivalents was $2.8 million and the borrowing availability under our facility was $24.3 million (net of the $3 million availability block as described above). We believe that these sources of cash, together with cash provided by our operations, will be adequate to support our fiscal 2006 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Critical Accounting Policies and Estimates
     Other than the accounting for stock-based compensation under SFAS 123(R), which is described below, there have been no significant changes to our critical accounting policies during fiscal 2006. Refer to our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, for a summary of our critical accounting policies.
     As of January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires us to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 29, 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Except for certain options which were granted at an exercise price below the market value of the Company’s underlying common stock on the grant date, no compensation expense was previously recognized for stock options granted to employees prior to adopting SFAS 123(R).
     SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 29, 2006 and to those which are unvested at January 29, 2006. We have adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized since January 29, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense was recorded in the statement of operations with a corresponding credit to common stock for the 13-week period ended April 29, 2006. In addition, we are required upon adoption to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow.
     For more discussion of stock-based compensation under SFAS 123(R), see Note 2 in our notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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
     As of April 29, 2006, we had no outstanding borrowings under our revolving credit facility.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of April 29, 2006.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of April 29, 2006, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
     (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we certainly deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President of Finance and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President of Finance and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 2, 2006	/s/ Robert E. Alderson
Robert E. Alderson
Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Vice President of Finance and Chief Financial Officer