Form 10-Q
period 2006-07-29
KIRKLANDS INC
filed 2006-09-07
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 29, 2006
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
YES ☐ NO ☑
As of August 23, 2006, 19,582,978 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	July 29,	July 30,	January 28,
	2006	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$386	$462	$14,968
Inventories, net	46,333	45,998	49,180
Income taxes receivable	5,823	5,973	—
Prepaid expenses and other current assets	7,102	6,855	6,829
Deferred income taxes	2,430	1,840	1,854

Total current assets	62,074	61,128	72,831
Property and equipment, net	71,701	65,851	72,091
Other assets	1,848	1,567	1,662

Total assets	$135,623	$128,546	$146,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$600	$2,694	$—
Accounts payable	20,211	22,405	24,231
Accrued expenses	16,943	14,509	18,118
Income taxes payable	—	—	824

Total current liabilities	37,754	39,608	43,173
Deferred income taxes	1,067	2,515	1,750
Deferred rent	37,334	27,507	35,015
Other liabilities	456	117	238

Total liabilities	76,611	69,747	80,176

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,582,762, 19,331,834, and 19,343,643 shares issued and outstanding at July 29, 2006, July 30, 2005, and January 28, 2006, respectively	140,251	139,012	139,047
Accumulated deficit	(81,239)	(80,213)	(72,639)

Total shareholders’ equity	59,012	58,799	66,408

Total liabilities and shareholders’ equity	$135,623	$128,546	$146,584

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
Net sales	$90,958	$86,768	$183,564	$171,483
Cost of sales (exclusive of depreciation and amortization as shown below)	69,082	67,196	133,845	125,176

Gross profit	21,876	19,572	49,719	46,307
Operating expenses:
Compensation and benefits	18,284	16,663	36,814	33,565
Other operating expenses	9,283	8,695	19,599	17,953
Depreciation and amortization	4,351	3,652	8,636	7,076

Total operating expenses	31,918	29,010	65,049	58,594

Operating loss	(10,042)	(9,438)	(15,330)	(12,287)

Interest expense	57	57	84	83
Interest income	(22)	(11)	(130)	(90)
Other income, net	(259)	(82)	(338)	(141)

Loss before income taxes	(9,818)	(9,402)	(14,946)	(12,139)
Income tax benefit	(4,244)	(3,713)	(6,346)	(4,794)

Net loss	$(5,574)	$(5,689)	$(8,600)	$(7,345)

Basic and diluted loss per share	$(0.29)	$(0.29)	$(0.44)	$(0.38)

Basic and diluted weighted average number of shares outstanding	19,428	19,301	19,406	19,296

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated	Total
	Shares	Amount	Deficit	Equity
Balance at January 28, 2006	19,343,643	$139,047	$(72,639)	$66,408
Exercise of employee stock options and employee stock purchases	89,119	671		671
Restricted stock issued	150,000	—		—
Non-cash stock compensation		533		533
Net loss			(8,600)	(8,600)

Balance at July 29, 2006	19,582,762	$140,251	$(81,239)	$59,012

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26-Week Period Ended
	July 29,	July 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(8,600)	$(7,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	8,636	7,076
Amortization of landlord construction allowance	(2,644)	(2,095)
Amortization of debt issue costs	10	10
Loss on disposal of property and equipment	458	616
Non-cash stock compensation	533	—
Deferred income taxes	(1,259)	(436)
Changes in assets and liabilities:
Inventories, net	2,847	(8,925)
Prepaid expenses and other current assets	(273)	(577)
Other noncurrent assets	(196)	(100)
Accounts payable	(4,020)	206
Income taxes receivable / payable	(6,647)	(3,832)
Accrued expenses and other noncurrent liabilities	4,436	3,824

Net cash used in operating activities	(6,719)	(11,578)

Cash flows from investing activities:
Repayment of shareholder loan, and accrued interest thereon	—	619
Capital expenditures	(8,704)	(9,523)

Net cash used in investing activities	(8,704)	(8,904)

Cash flows from financing activities:
Borrowings on revolving line of credit	33,942	49,778
Repayments on revolving line of credit	(33,342)	(47,084)
Refinancing costs	—	(12)
Exercise of stock options and employee stock purchases	241	350

Net cash provided by financing activities	841	3,032

Cash and cash equivalents:
Net decrease	$(14,582)	$(17,450)
Beginning of the period	14,968	17,912

End of the period	$386	$462

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 – Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home décor in the United States, operating 342 stores in 37 states as of July 29, 2006. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2006.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended July 29, 2006, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
Note 2 – Stock-Based Compensation
     As of January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the Company to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 29, 2006, the Company accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Except for certain options which were granted at an exercise price below the market value of the Company’s underlying common stock on the grant date, no compensation expense was previously recognized for stock options granted to employees prior to adopting SFAS 123(R).
     SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 29, 2006 and to those which are unvested at January 29, 2006. The Company has adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized since January 29, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through the Company’s employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense was recorded in the statement of operations with a corresponding credit to common stock for the 13-week and 26-week periods ended July 29, 2006. In addition, the Company is required upon adoption to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow.
     As the Company adopted SFAS 123(R) under the modified prospective transition method, results from prior periods have not been restated. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 in all periods presented. For purposes of this pro forma disclosure, the value of the options has been estimated using Black-Scholes option pricing model for all option grants.

	13-Week	26-Week
	Period Ended	Period Ended
	July 30,	July 30,
	2005	2005
	(in thousands, except per share amounts)
Net loss, as reported	$(5,689)	$(7,345)
Add: Share-based compensation cost included in reported net loss	—	—
Deduct: Total pro-forma share-based compensation expense, net of taxes, determined under SFAS 123 for all awards	(228)	(403)

Pro forma net loss	$(5,917)	$(7,748)

Loss per share:

Basic and diluted, as reported	$(0.29)	$(0.38)

Basic and diluted, pro forma	$(0.31)	$(0.40)

     Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period.
     For the 13-week and 26-week periods ended July 29, 2006, the adoption of SFAS 123(R)’s fair value method resulted in additional stock compensation expense (included as a component of compensation and benefits on the statement of operations) related to stock options and the employee stock purchase plan than if the Company had continued to account for share-based compensation under APB 25. This additional stock compensation increased pre-tax loss by approximately $290,000, and $438,000 for the 13-week and 26-week periods ended July 29, 2006, respectively. The additional stock compensation increased net loss by approximately $208,000, and $326,000 for the 13-week and 26-week periods ended July 29, 2006, respectively. The Company also recognized approximately $48,000, and $95,000 in pre-tax stock compensation expense related to a restricted stock grant during the 13-week and 26-week periods ended July 29, 2006, respectively. For the 13-week and 26-week periods ended July 29, 2006, there were no excess tax benefits from the exercise of stock options recorded. The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
     The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the 26-week period ended July 29, 2006 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	43.0%
Risk-free interest rate	5.1%
Expected life	5.8
Forfeiture rate	5%
Dividend yield	0%
     Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a past period beginning one year following the Company’s initial public offering date. An increase in the expected volatility will increase compensation expense.

     Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
     Expected Lives — This is the period of time over which the options granted are expected to remain outstanding. The Company uses the “simplified” method found in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.
     Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience of similar grants. An increase in the forfeiture rate will decrease compensation expense.
     Dividend Yield — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.
     The weighted-average grant-date fair value of stock options granted during the 13-week period ending July 29, 2006 was $3.18. As of July 29, 2006, unrecognized stock compensation expense related to the unvested portion of our stock options and the restricted stock grant was approximately $1.5 million and $994,000, respectively, which is expected to be recognized over a weighted average period of 2.0 years and 4.6 years, respectively.
Note 3 – Share-Based Incentive Plans
     Stock options — On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of July 29, 2006, options to purchase 236,372 shares of common stock were outstanding under the 1996 Plan at exercise prices ranging from $1.29 to $1.73. Options issued to employees under the 1996 Plan have maximum contractual terms of 10 years and vest ratably over 3 years. No additional options may be granted under the 1996 Plan.
     In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. Options issued to non-employee directors vest immediately on the date of the grant. As of July 29, 2006, options to purchase 880,000 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $5.70 to $18.55 per share.
     The Company issues new shares when options are exercised. A summary of stock option activity since its most recent fiscal year end is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	($000)
Outstanding at January 28, 2006	1,116,195	$8.55	7.9
Options granted	325,000	6.53
Options exercised	(54,983)	1.29
Options forfeited or expired	(269,840)	9.99

Outstanding at July 29, 2006	1,116,372	$7.97	7.9	$948

Exercisable at July 29, 2006	629,687	$7.87	6.9	$948

     On November 15, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options that had exercise prices exceeding the closing market price of $7.05 at October 29, 2005, by more than 100% and that were granted more than two years prior to that date. Only one stock option grant met this condition, which was the August 28, 2003 grant to certain employees which had an exercise price of $18.55 per share. As a result of the vesting acceleration, 15,582 options from this grant became immediately exercisable. These options had been scheduled to vest over the first two quarters of fiscal 2006. The effect of the vesting acceleration was the recognition of approximately $116,000, net of tax, of additional stock-based employee compensation in the Company’s pro forma footnote disclosure for the fourth quarter of fiscal 2005, which would otherwise have been recognized in the Company’s income statement as compensation expense over the first two quarters of fiscal 2006 after the adoption of SFAS 123(R). Because these stock options had exercise prices significantly in excess of the Company’s then current stock price, the Company believed that the charge to earnings that would be required under SFAS 123(R) for the remaining original fair value of the stock options was not an accurate reflection of economic value to the employees holding them and that the options were not fully achieving their original objectives of employee motivation and retention. There have been no modifications to the Company’s share-based compensation plans during the 26-week period ended July 29, 2006.
     Restricted Stock – During the first quarter of fiscal 2006, the Company granted 150,000 shares of restricted stock to its President and Chief Operating Officer. The value of this grant was measured at the market value of the Company’s common stock on the service inception date. The award will fully vest after five years of continuous employment with the Company. Half of the restricted stock grant is subject to accelerated vesting if a pre-established performance target is met after issuance. Since achieving this performance condition is not yet probable as of July 29, 2006, the Company recognizes compensation expense related to this award ratably over the five-year vesting period. The Company also issued a restricted stock unit (RSU) grant of 100,000 shares of common stock to its President and Chief Operating Officer during the same period and it was measured at market value on the service inception date. The entire RSU grant will vest only when a pre-determined performance condition is met by the Company. Since achieving this performance condition is not yet probable as of July 29, 2006, no compensation expense has been recognized to date related to the RSU grant.
Note 4 – Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Diluted loss per share is based upon the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method, which are not applicable to any of the periods presented due to the net loss.
     The Company had 1,256,456 and 1,083,336 stock options outstanding for the 13-week periods ended July 29, 2006 and July 30, 2005, respectively, excluded from the calculation of loss per share due to their anti-dilutive impact. The Company had 1,091,555 and 954,038 stock options outstanding for the 26-week periods ended July 29, 2006 and July 30, 2005, respectively, excluded from the calculation of loss per share due to their anti-dilutive impact.

Note 5 — Income Taxes
     The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses in the early periods of the fiscal year with income in the later periods of the year. The effective tax rate of 42.5% for the 26-week period ended July 29, 2006 differs from the federal statutory rate of 35% due primarily to the effect of state income taxes and the expense with no tax benefit resulting from share based payments for incentive stock options.
Note 6 – Related Parties
Shareholder Loan
     On May 4, 2002, the Company loaned $217,000 to its former Executive Vice President and Chief Financial Officer. Interest on the note accrued at the rate of 4.75% per year, and was payable over the term of the note. On April 10, 2003, the Company advanced an additional $381,401 to the borrower in accordance with the original terms of the note. This additional principal amount was subject to the same interest rate and principal repayment terms as the original principal amount. The loan was collateralized by marketable securities having a value of no less than the original principal amount of the loan together with 125,526 shares of the Company’s common stock owned by the borrower. The loan was approved by the Company’s Board of Directors and Audit Committee. The note, including accrued interest, was repaid in full during the first quarter of 2005.
Operating lease
     The Company leases retail space for its store in Jackson, Tennessee from a landlord in which its Chief Executive Officer and another member of its Board of Directors maintain a minority interest. During each of the 13-week and 26-week periods ended July 29, 2006 and July 30, 2005, we paid approximately $37,000 and $73,000 for rent and extra charges pursuant to this lease, respectively.
Note 7 – Other
Post-employment benefits
     Effective May 30, 2006, the Company entered into a letter agreement with its Chief Executive Officer, providing for certain compensatory and health benefits which take effect when he no longer works for the Company. This agreement resulted in a one-time charge of approximately $419,000 net of tax, or $0.02 per share, during the 13-week and 26-week periods ended July 29, 2006. This charge has been included as a component of compensation and benefits within the consolidated statements of operations.
Hurricane related insurance recoveries
     During the second quarter of fiscal 2006, the Company received final settlement on its hurricane related insurance claims from fiscal 2005. Approximately $284,000 was related to business interruption recoveries and has been included as a component of other operating expenses within the consolidated statements of operations for the 13-week and 26-week periods ended July 29, 2006. Approximately $192,000 was related to personal property recoveries and has been included as a component of other income within the consolidated statements of operations for the 13-week and 26-week periods ended July 29, 2006.

Note 8 – Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. The interpretation applies to income tax expense as well as any related interest and penalty expense.
     FIN 48 requires that changes in tax positions recorded in a company’s financial statements prior to the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption. FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006. The Company anticipates adopting the provisions of this interpretation during the first quarter of fiscal 2007. No determination has yet been made regarding the materiality of the potential impact of this interpretation on the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a leading specialty retailer of home décor in the United States, operating 342 stores in 37 states as of July 29, 2006. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.
     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. Our growth in recent years has consisted principally of new store openings. We intend to continue opening new stores both in existing markets and in new markets, including major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. During the 26-week period ended July 29, 2006, we opened 19 new stores and closed 24 stores. All of these new stores are located in off-mall venues, and all but two of the closed stores were located in malls. We anticipate that all of our new store openings during fiscal 2006 will be in off-mall venues, while substantially all of our closings will be mall stores. Our results to date in off-mall stores indicate that this venue provides the better opportunity for growth in our store base.
     The following table summarizes our stores and square footage under lease in mall and off-mall locations:

	Stores				Square Footage		Average Store Size
	7/29/06		7/30/05		7/29/06	7/30/05	7/29/06	7/30/05
Mall	188	55%	216	69%	876,579	1,002,529	4,633	4,641
Off-Mall	154	45%	97	31%	892,062	511,946	5,793	5,278

Total	342	100%	313	100%	1,768,641	1,514,475	5,171	4,839

13-Week Period Ended July 29, 2006 Compared to the 13-Week Period Ended July 30, 2005
     Results of operations. The table below sets forth selected results of our operations in dollars expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	July 29, 2006		July 30, 2005		Change
	$	%	$	%	$	%
Net sales	$90,958	100.0%	$86,768	100.0%	$4,190	4.8%
Cost of sales	69,082	75.9%	67,196	77.4%	1,886	2.8%

Gross profit	21,876	24.1%	19,572	22.6%	2,304	11.8%

Operating expenses:
Compensation and benefits	18,284	20.1%	16,663	19.2%	1,621	9.7%
Other operating expenses	9,283	10.2%	8,695	10.0%	588	6.8%
Depreciation and amortization	4,351	4.8%	3,652	4.2%	699	19.1%

Total operating expenses	31,918	35.1%	29,010	33.4%	2,908	10.0%
Operating loss	(10,042)	(11.0%)	(9,438)	(10.9%)	(604)	6.4%

Interest expense, net	35	0.1%	46	0.1%	(11)	(23.9%)

	13-Week Period Ended
	July 29, 2006		July 30, 2005		Change
	$	%	$	%	$	%
Other income, net	(259)	(0.3%)	(82)	(0.1%)	(177)	215.9%

Loss before income taxes	(9,818)	(10.8%)	(9,402)	(10.8%)	(416)	4.4%
Income tax benefit	(4,244)	(4.7%)	(3,713)	(4.3%)	(531)	14.3%

Net loss	($5,574)	(6.1%)	($5,689)	(6.6%)	$115	2.0%

     Net sales. The overall increase in net sales was due to the growth in our store base. We opened 19 new stores during the first half of fiscal 2006 and 59 stores in fiscal 2005, and we closed 24 stores during the first half of fiscal 2006 and 32 stores in fiscal 2005. We ended the second quarter of fiscal 2006 with 342 stores in operation compared to 313 stores as of the end of the second quarter of fiscal 2005, representing a 9.3% increase in the store base. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was partially offset by a decline of 9.0% in comparable store sales for the second quarter of fiscal 2006. Comparable store sales in our mall store locations were down 10.7% for the second quarter, while comparable store sales for our off-mall store locations were down 5.5%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $11.1 million over the prior year quarter. This increase was partially offset by the negative comparable store sales performance, which accounted for a $6.9 million decrease from the prior year quarter.
     The comparable store sales decline for the quarter resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic decline led to lower transaction volumes. Additionally, our customer conversion rate declined slightly for the quarter. The lower transaction volumes were partially offset by a higher average dollar transaction, driven by increases in our average retail selling price. Key categories that outperformed the prior year were candles, alternative wall décor, furniture, and decorative accessories. These increases were offset by declines in lamps, framed art, garden and textiles.
     Gross profit. The increase in gross profit as a percentage of net sales resulted from a higher merchandise margin, due to the lower level of markdowns taken in the second quarter of fiscal 2006 as compared to the prior year period. Store occupancy costs increased as a percentage of sales due to the de-leveraging effect of the comparable store sales decline. Freight expenses decreased as a percentage of sales, despite an increase in fuel costs, as we continued to benefit from our implementation of changes in store delivery methods. Central distribution costs were unchanged as a percentage of net sales for the year.
     Compensation and benefits. At the store level, the compensation and benefits expense ratio increased for the second quarter of fiscal 2006 due to the negative comparable store sales performance. At the corporate level, we incurred a pre-tax expense of approximately $728,000 during the second quarter of fiscal 2006 related to a post-retirement benefit agreement with our Chief Executive Officer. We also incurred a pre-tax expense of approximately $290,000 related to our implementation of SFAS 123(R), the new accounting pronouncement concerning stock-based compensation. Excluding these two items, the corporate level compensation and benefits ratio declined for the second quarter primarily due to reductions in new hire activity.
     Other operating expenses. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative store sales performance and the lack of a positive leveraging effect on the fixed components of store and corporate operating expenses. We experienced increases in marketing and utilities expenses as a percentage of net sales. These increases were partly offset by decreases in professional fees and relocation expenses related to reduced new hire activity.
     Depreciation and amortization. The increase in the ratio was the result of the negative comparable store sales performance, along with the growth in our store base. Additionally, lease terms for many of our recent off-mall store openings have been shorter than the historical lease term for a mall store, resulting in higher amortization expense on the associated leasehold improvements for these stores.
     Interest expense, net. Interest expense was lower than the prior year period due to lower average revolver borrowings as compared to the prior year quarter.

     Other income, net. Other income was higher than the prior year primarily due to the receipt of insurance proceeds related to property damage caused by Hurricane Katrina.
     Income tax benefit. Income tax benefit was 43.2% of the loss before income taxes, for the second quarter of fiscal 2006 as compared to a benefit of 39.5% of loss before income taxes, for the second quarter of fiscal 2005. The increase in the tax rate is due to the impact of permanent differences associated with stock compensation expense recorded under SFAS 123(R).
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $5.6 million, or ($0.29) per share, for the second quarter of fiscal 2006 as compared to net loss of $5.7 million, or ($0.29) per share, for the second quarter of fiscal 2005.
26-Week Period Ended July 29, 2006 Compared to the 26-Week Period Ended July 30, 2005
     Results of operations. The table below sets forth selected results of our operations in dollars expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26 Week Period Ended
	July 29, 2006		July 30, 2005		Change
	$	%	$	%	$	%
Net sales	$183,564	100.0%	$171,483	100.0%	$12,081	7.0%
Cost of sales	133,845	72.9%	125,176	73.0%	8,669	6.9%

Gross profit	49,719	27.1%	46,307	27.0%	3,412	7.4%

Operating expenses:
Compensation and benefits	36,814	20.1%	33,565	19.6%	3,249	9.7%
Other operating expenses	19,599	10.7%	17,953	10.5%	1,646	9.2%
Depreciation and amortization	8,636	4.7%	7,076	4.1%	1,560	22.0%

Total operating expenses	65,049	35.4%	58,594	34.2%	6,455	11.0%

Operating loss	(15,330)	(8.4%)	(12,287)	(7.2%)	(3,043)	24.8%

Interest income, net	(46)	(0.1%)	(7)	(0.0%)	(39)	557.1%
Other income	(338)	(0.2%)	(141)	(0.1%)	(197)	139.7%

Loss before income taxes	(14,946)	(8.1%)	(12,139)	(7.1%)	(2,807)	23.1%
Income tax benefit	(6,346)	(3.5%)	(4,794)	(2.8%)	(1,552)	32.4%

Net loss	($8,600)	(4.7%)	($7,345)	(4.3%)	($1,255)	17.1%

     Net sales. The overall increase in net sales was due to the growth in our store base. We opened 19 new stores during the first half of fiscal 2006 and 59 stores in fiscal 2005, and we closed 24 stores during the first half of fiscal 2006 and 32 stores in fiscal 2005. We ended the first half of fiscal 2006 with 342 stores in operation compared to 313 stores as of the end of the first half of fiscal 2005, representing a 9.3% increase in the store base. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset by a decline of 7.1% in comparable store sales for the first half of fiscal 2006. Comparable store sales in our mall store locations declined 8.8% for the first half, while comparable store sales for our off-mall store locations declined 3.3%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $22.7 million over the prior year period. This increase was partially offset by the negative comparable store sales performance, which accounted for a $10.6 million decrease from the prior year period.

     The comparable store sales decline for the period resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic decline led to lower transaction volumes despite a slightly higher conversion rate. The average dollar transaction was higher, driven by an increase in our average retail selling price. Key categories that outperformed the prior year were alternative wall décor, furniture, candles, and frames. These increases were offset by declines in lamps, framed art, textiles, garden, and novelty.
     Gross profit. The increase in gross profit as a percentage of net sales resulted from a decrease in freight expenses as a percentage of sales, offset by an increase in markdown activity to clear unproductive merchandise. Store occupancy and central distribution costs remained relatively unchanged from the prior year period as a percentage of net sales.
     Compensation and benefits. At the store level, the compensation and benefits expense ratio increased for the first half of fiscal 2006 due primarily to the negative comparable store sales performance. At the corporate level, we incurred a pre-tax expense of approximately $400,000 related to the first quarter termination of our former Chief Executive Officer. During the second quarter of fiscal 2006, we incurred a pre-tax expense of approximately $728,000 related to the post-retirement benefit agreement with our current Chief Executive Officer. We also incurred a pre-tax expense of approximately $438,000 related to our implementation of SFAS 123(R), the new accounting pronouncement concerning stock-based compensation. Other corporate compensation and benefits declined as a percentage of sales due to tight management of corporate salaries.
     Other operating expenses. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative comparable store sales performance and its de-leveraging effect on the fixed components of store and corporate operating expenses. We experienced increases in marketing and utilities expenses as a percentage of net sales. These increases were partly offset by decreases in professional fees and relocation expenses related to reduced new hire activity.
     Depreciation and amortization. The increase in the ratio was the result of the negative comparable store sales performance, along with the growth in our store base. Additionally, lease terms for many of our recent off-mall store openings have been shorter than the historical lease term for a mall store, resulting in higher amortization expense on the associated leasehold improvements for these stores.
     Interest income, net. Interest income was higher than the prior year period due to higher interest rates on our excess invested cash.
     Other income, net. Other income was higher than the prior year primarily due to the receipt of insurance proceeds related to property damage caused by Hurricane Katrina.
     Income tax benefit. Income tax benefit was 42.5% of the loss before income taxes, for the first half of fiscal 2006 as compared to a benefit of 39.5% of loss before income taxes, for the prior year period. The increase in our tax rate is due to the impact of permanent differences associated with stock compensation expense recorded under SFAS 123(R).
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $8.6 million, or ($0.44) per share, for the first half of fiscal 2006 as compared to net loss of $7.3 million, or ($0.38) per share, for the prior year period.
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

     Cash flows from operating activities. Net cash used in operating activities for the first half of fiscal 2006 was $6.7 million compared to $11.6 million for the prior year period. The decrease in the amount of cash used in operations as compared to the prior year period was primarily the result of better control over our inventory levels as well as beginning the year with more inventory than in the prior year. Inventories decreased approximately $2.8 million during the first half of fiscal 2006 as compared to an increase of $8.9 million during the prior year period. We carefully managed our open-to-buy dollars during the first half of fiscal 2006 in response to a difficult sales environment. Accounts payable decreased $4.0 million for the first half of fiscal 2006 as compared to an increase of $206,000 for the prior year period. The change in accounts payable is primarily due to the timing of merchandise receipt flow and its relationship to payment due dates.
     Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2006 consisted principally of $8.7 million in capital expenditures as compared to $9.5 million for the prior year period. These expenditures primarily related to the opening of new stores. During the first half of fiscal 2006, we opened 19 new stores. We expect that capital expenditures for fiscal 2006 will range from $25 million to $27 million, primarily to fund the opening of 50-55 new stores, and the maintenance of our existing investments in stores, information technology, and the distribution center. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2006 will average approximately $380,000 to $410,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities for the first half of fiscal 2006 was approximately $841,000 compared to approximately $3.0 million in the prior year period. The decline in cash provided by financing activities was primarily due to a decrease in the level of borrowings under our revolving line of credit during the first half of fiscal 2006. As of July 29, 2006 we had net borrowings of approximately $600,000 under our revolving line of credit compared to $2.7 million in the prior year period.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (5.45% at July 29, 2006) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of July 29, 2006, we were in compliance with the covenants in the facility and there was approximately $600,000 in outstanding borrowings under the credit facility, with approximately $22.6 available for borrowing (net of the $3 million availability block as described above).
     At July 29, 2006, our balance of cash and cash equivalents was $386,000 and the borrowing availability under our facility was $22.6 million (net of the $3 million availability block as described above). We believe that these sources of cash, together with cash provided by our operations, will be adequate to support our fiscal 2006 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.

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
     SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 29, 2006 and to those which are unvested at January 29, 2006. We have adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized since January 29, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense was recorded in the statements of operations with a corresponding credit to common stock for the 13-week and 26-week periods ended July 29, 2006. In addition, we are required upon adoption to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow.
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
     As of July 29, 2006, there was $600,000 in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of July 29, 2006.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 29, 2006, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
     (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2006, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of shareholders on Monday, June 5, 2006 (the “Annual Meeting”). At the Annual Meeting, Steven J. Collins, R. Wilson Orr, III, and Gabriel Gomez, were each duly nominated for, and elected to, our Board of Directors (the “Board”) for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2009. The other members of the Board whose terms continued after the Annual Meeting are Robert E. Alderson, Carl Kirkland, David M. Mussafer, Ralph T. Parks and Murray M. Spain. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	Votes For	Votes Withheld
Steven J. Collins	16,810,826	2,098,524
R. Wilson Orr, III	18,457,288	452,062
Gabriel Gomez	16,810,326	2,099,024
William R. Fields (1)	1,646,513	17,262,837
Mark Vineberg (1)	1,646,513	17,262,837

(1)	Vardon Capital Management, LLC, the holder of 1,853,075 shares of our common stock as of May 5, 2006, nominated William R. Fields and Gary Vineberg as candidates for election to the Board of Directors at the Annual Meeting. Because directors are elected by a plurality vote, the three director nominees with the largest number of votes were elected as directors at the Annual Meeting.
ITEM 6. EXHIBITS
     (a) Exhibits.

Exhibit No.	Description of Document

10.1+	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President of Finance and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President of Finance and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 6, 2006	/s/ Robert E. Alderson
Robert E. Alderson
Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Vice President of Finance and Chief Financial Officer