Form 10-Q
period 2006-10-28
KIRKLANDS INC
filed 2006-12-07
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 28, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of December 1, 2006, 19,614,873 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	October 28,	October 29,	January 28,
	2006	2005	2006
ASSETS
Current assets:
Cash and cash equivalents	$381	$463	$14,968
Inventories, net	63,138	57,811	49,180
Income taxes receivable	6,972	7,544	—
Prepaid expenses and other current assets	7,625	8,722	6,829
Deferred income taxes	2,680	1,656	1,854

Total current assets	80,796	76,196	72,831
Property and equipment, net	73,143	70,018	72,091
Other assets	1,914	1,599	1,662

Total assets	$155,853	$147,813	$146,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$5,897	$3,674	$—
Accounts payable	33,624	35,476	24,231
Accrued expenses	19,233	16,997	18,118
Income taxes payable	—	—	824

Total current liabilities	58,754	56,147	43,173
Deferred income taxes	344	2,263	1,750
Deferred rent	39,856	32,902	35,015
Other liabilities	542	159	238

Total liabilities	99,496	91,471	80,176

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,614,873, 19,339,224, and 19,343,643 shares issued and outstanding at October 28, 2006, October 29, 2005, and January 28, 2006, respectively	140,527	139,034	139,047
Accumulated deficit	(84,170)	(82,692)	(72,639)

Total shareholders’ equity	56,357	56,342	66,408

Total liabilities and shareholders’ equity	$155,853	$147,813	$146,584

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Net sales	$95,802	$90,200	$279,366	$261,683
Cost of sales (exclusive of depreciation and amortization as shown below)	66,994	64,516	200,839	189,692

Gross profit	28,808	25,684	78,527	71,991
Operating expenses:
Compensation and benefits	17,994	17,147	54,808	50,712
Other operating expenses	10,690	8,767	30,288	26,720
Impairment charge	688	—	688	—
Depreciation and amortization	4,464	3,843	13,100	10,919

Total operating expenses	33,836	29,757	98,884	88,351

Operating loss	(5,028)	(4,073)	(20,357)	(16,360)

Interest expense	95	86	180	169
Interest income	—	—	(130)	(90)
Other income, net	(73)	(60)	(412)	(201)

Loss before income taxes	(5,050)	(4,099)	(19,995)	(16,238)
Income tax benefit	(2,117)	(1,620)	(8,464)	(6,414)

Net loss	$(2,933)	$(2,479)	$(11,531)	$(9,824)

Basic and diluted loss per share	$(0.15)	$(0.13)	$(0.59)	$(0.51)

Basic and diluted weighted average number of shares outstanding	19,444	19,336	19,418	19,309

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated	Total
	Shares	Amount	Deficit	Equity
Balance at January 28, 2006	19,343,643	$139,047	$(72,639)	$66,408
Exercise of employee stock options and employee stock purchases	121,230	737		737
Restricted stock issued	150,000
Non-cash stock compensation		743		743
Net loss			(11,531)	(11,531)

Balance at October 28, 2006	19,614,873	$140,527	$(84,170)	$56,357

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39-Week Period Ended
	October 28,	October 29,
	2006	2005
Cash flows from operating activities:
Net loss	$(11,531)	$(9,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	13,100	10,919
Amortization of landlord construction allowance	(3,973)	(2,999)
Amortization of debt issue costs	15	15
Impairment charge	688	—
Loss on disposal of property and equipment	432	724
Non-cash stock compensation	743	—
Deferred income taxes	(2,232)	(504)
Changes in assets and liabilities:
Inventories, net	(13,958)	(20,738)
Prepaid expenses and other current assets	(796)	(2,444)
Other noncurrent assets	(267)	(137)
Accounts payable	9,393	13,277
Income taxes receivable / payable	(7,796)	(5,396)
Accrued expenses and other noncurrent liabilities	10,665	12,662

Net cash used in operating activities	(5,517)	(4,445)

Cash flows from investing activities:
Repayment of shareholder loan, and accrued interest thereon	—	619
Capital expenditures	(15,272)	(17,641)

Net cash used in investing activities	(15,272)	(17,022)

Cash flows from financing activities:
Borrowings on revolving line of credit	133,020	139,000
Repayments on revolving line of credit	(127,123)	(135,326)
Refinancing costs	—	(12)
Exercise of stock options and employee stock purchases	305	356

Net cash provided by financing activities	6,202	4,018

Cash and cash equivalents:
Net decrease	$(14,587)	$(17,449)
Beginning of the period	14,968	17,912

End of the period	$381	$463

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home décor in the United States, operating 356 stores in 37 states as of October 28, 2006. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended October 28, 2006, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
     Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation and contingent liabilities.
Note 2 — Stock-Based Compensation
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
     SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled on or after January 29, 2006 and to those which were unvested at January 29, 2006. The Company has adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized after January 29, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through the Company’s employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense was recorded in the statement of operations with a corresponding credit to common stock for the 13-week and 39-week periods ended October 28, 2006. In addition, the Company is required upon adoption to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow.
     As the Company adopted SFAS 123(R) under the modified prospective transition method, results from prior periods have not been restated. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 in all periods presented. For purposes of this pro forma disclosure, the value of the options has been estimated using the Black-Scholes option pricing model for all option grants.

	13-Week	39-Week
	Period Ended	Period Ended
	October 29,	October 29,
	2005	2005
	(in thousands, except per share amounts)
Net loss, as reported	$(2,479)	$(9,824)
Add: Share-based compensation cost included in reported net loss	—	—
Deduct: Total pro-forma share-based compensation expense, net of taxes, determined under SFAS 123 for all awards	(146)	(549)

Pro forma net loss	$(2,625)	$(10,373)

Loss per share:
Basic and diluted, as reported	$(0.13)	$(0.51)

Basic and diluted, pro forma	$(0.14)	$(0.54)

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
     For the 13-week and 39-week periods ended October 28, 2006, the adoption of SFAS 123(R)’s fair value method resulted in additional stock compensation expense (included as a component of compensation and benefits on the statement of operations) related to stock options and the employee stock purchase plan than if the Company had continued to account for share-based compensation under APB 25. This additional stock compensation increased pre-tax loss by approximately $162,000, and $600,000 for the 13-week and 39-week periods ended October 28, 2006, respectively. The additional stock compensation increased net loss by approximately $127,000, and $452,000 for the 13-week and 39-week periods ended October 28, 2006, respectively. The Company also recognized approximately $48,000, and $143,000 in pre-tax stock compensation expense related to a restricted stock grant during the 13-week and 39-week periods ended October 28, 2006, respectively. For the 13-week and 39-week periods ended October 28, 2006, there were no excess tax benefits from the exercise of stock options recorded. The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.
     The fair value of each option is recorded as compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the 39-week period ended October 28, 2006 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	0.43
Risk-free interest rate	5.1%
Expected life	5.8	years
Forfeiture rate	5%
Dividend yield	0%
     Expected Price Volatility — This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes from the date of grant over a past period beginning one year following the Company’s initial public offering date. An increase in the expected volatility will increase compensation expense.
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
     The weighted-average grant-date fair value of stock options granted during the 39-week period ending October 28, 2006 was $3.18. As of October 28, 2006, unrecognized stock compensation expense related to the unvested portion of our stock options and the restricted stock grant was approximately $1.0 million and $946,000, respectively, which is expected to be recognized over a weighted average period of 1.9 years and 4.4 years, respectively.
Note 3 — Share-Based Incentive Plans
     Stock options — On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of October 28, 2006, options to purchase 213,756 shares of common stock were outstanding under the 1996 Plan at exercise prices ranging from $1.29 to $1.73. Options issued to employees under the 1996 Plan have maximum contractual terms of 10 years and vest ratably over 3 years. No additional options may be granted under the 1996 Plan.
     In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. Options issued to non-employee directors vest immediately on the date of the grant. As of October 28, 2006, options to purchase 782,079 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $6.26 to $18.55 per share.

     The Company issues new shares when options are exercised. A summary of stock option activity since its most recent fiscal year end is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term (in years)	($000)

Outstanding at January 28, 2006	1,116,195	$8.55	7.9
Options granted	325,000	6.53
Options exercised	(77,214)	1.30
Options forfeited or expired	(368,146)	8.14

Outstanding at October 28, 2006	995,835	$8.14	7.6	$741

Exercisable at October 28, 2006	644,150	$8.23	6.8	$741

     On November 15, 2005, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of certain unvested stock options that had exercise prices exceeding the closing market price of $7.05 at October 29, 2005, by more than 100% and that were granted more than two years prior to that date. Only one stock option grant met this condition, which was an August 28, 2003 grant to certain employees which had an exercise price of $18.55 per share. As a result of the vesting acceleration, 15,582 options became immediately exercisable. These options had been scheduled to vest over the first two quarters of fiscal 2006. The effect of the vesting acceleration was the recognition of approximately $116,000, net of tax, of additional stock-based employee compensation in the Company’s pro forma footnote disclosure for the fourth quarter of fiscal 2005, which would otherwise have been recognized in the Company’s statement of operations as compensation expense over the first two quarters of fiscal 2006 after the adoption of SFAS 123(R). Because these stock options had exercise prices significantly in excess of the Company’s then current stock price, the Company believed that the charge to earnings that would be required under SFAS 123(R) for the remaining original fair value of the stock options was not an accurate reflection of economic value to the employees holding them and that the options were not fully achieving their original objectives of employee motivation and retention. There have been no modifications to the Company’s share-based compensation plans during the 39-week period ended October 28, 2006.
     Restricted Stock - During the first quarter of fiscal 2006, the Company granted 150,000 shares of restricted stock to its President and Chief Operating Officer. The value of this grant was measured at the market value of the Company’s common stock on the service inception date. The award will fully vest after five years of continuous employment with the Company. Half of the restricted stock grant is subject to accelerated vesting if a pre-established performance target is met after issuance. Since achieving this performance condition is not yet probable as of October 28, 2006, the Company recognizes compensation expense related to this award ratably over the five-year vesting period. The Company also issued a restricted stock unit (RSU) grant of 100,000 shares of common stock to its President and Chief Operating Officer during the same period. The entire RSU grant will vest only when a pre-determined performance condition is met by the Company. Since achieving this performance condition is not yet probable as of October 28, 2006, no compensation expense has been recognized to date related to the RSU grant.
Note 4 — Impairments
     We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a probability-weighted approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store.
     During the third fiscal quarter, due to the negative same store sales for several consecutive quarters, we reviewed our store portfolio for possible impairment, focusing on store locations with negative operating cash flows. As a result of this review, seven stores were identified for which the full carrying amounts of the store assets were not expected to be recoverable. We recorded an impairment charge of approximately $688,000 during the third quarter related to these seven stores.
Note 5 — Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Diluted loss per share is based upon the weighted average number of outstanding common shares plus the dilutive effect of common stock equivalents, computed using the treasury stock method. Since the Company experienced a net loss for the 13-week and 39-week periods ended October 28, 2006 and October 29, 2005, all outstanding stock options are excluded from the calculation of loss per share due to their anti-dilutive impact.
Note 6 — Income Taxes
     The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses in the early periods of the fiscal year with income in the later periods of the year. The effective tax rate of 42.3% for the 39-week period ended October 28, 2006 differs from the federal statutory rate of 35% due primarily to the effect of state income taxes and the expense with no tax benefit resulting from compensation charges related to incentive stock options.
Note 7 — Related Parties
Operating lease
     The Company leases retail space for its store in Jackson, Tennessee from a landlord in which its Chief Executive Officer and another member of its Board of Directors maintain a minority interest. During the 13-week and 39-week periods ended October 28, 2006, we paid approximately $37,000 and $110,000 for rent and extra charges pursuant to this lease, respectively. During the 13-week and 39-week periods ended October 29, 2005, we paid approximately $37,000 and $109,000 for rent and extra charges pursuant to this lease, respectively.
Note 8 — Other
Post-employment benefits
     Effective May 30, 2006, the Company entered into a letter agreement with its Chief Executive Officer, providing for certain compensatory and health benefits which take effect when he no longer works for the Company. This agreement resulted in a charge of approximately $419,000, net of tax, or $0.02 per share, during the 39-week period ended October 28, 2006. This charge has been included as a component of compensation and benefits within the consolidated statements of operations.
Hurricane related insurance recoveries
     During the second quarter of fiscal 2006, the Company received final settlement on its hurricane-related insurance claims from fiscal 2005. Of this recovery, approximately $284,000 related to business interruption has been included as a component of other operating expenses within the consolidated statement of operations for the 39-week period ended October 28, 2006. Additionally, approximately $192,000 related to personal property has been included as a component of other income within the consolidated statement of operations for the 39-week period ended October 28, 2006.
Note 9 — Recent Accounting Pronouncements
     In February 2006, the FASB Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income

Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”) The EITF reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company does not expect that adoption of this pronouncement will have a significant impact on its consolidated financial statements.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial statements.
     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify misstatements in prior year financial statements. Staff Accounting Bulletin No. 108 requires quantification of misstatements in prior year financial statements based on the effects of the misstatements on the company’s financial statements and the related financial statement disclosures during the period a misstatement is corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material effect on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a leading specialty retailer of home décor in the United States, operating 356 stores in 37 states as of October 28, 2006. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, candles, lamps, accent furniture, accent rugs, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts.
     Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. Our growth in recent years has consisted principally of new store openings. We intend to continue opening new stores both in existing markets and in new markets, including major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. During the 39-week period ended October 28, 2006, we opened 36 new stores and closed 27 stores. All of these new stores are located in off-mall venues, and all but two of the closed stores were located in malls. We anticipate that all of our new store openings during fiscal 2006 will be in off-mall venues, while substantially all of our closings will be mall stores. Our results to date in off-mall stores indicate that this venue provides the better opportunity for growth in our store base.
     The following table summarizes our stores and square footage under lease in mall and off-mall locations:

	Stores				Square Footage		Average Store Size
	10/28/06		10/29/05		10/28/06	10/29/05	10/28/06	10/29/05
Mall	185	52%	211	63%	863,640	984,024	4,668	4,664
Off-Mall	171	48%	123	37%	1,013,417	682,590	5,926	5,550

Total	356	100%	334	100%	1,877,057	1,666,614	5,273	4,990

13-Week Period Ended October 28, 2006 Compared to the 13-Week Period Ended October 29, 2005
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	October 28, 2006		October 29, 2005		Change
	$	%	$	%	$	%
Net sales	$95,802	100.0%	$90,200	100.0%	$5,602	6.2%
Cost of sales	66,994	69.9%	64,516	71.5%	2,478	3.8%

Gross profit	28,808	30.1%	25,684	28.5%	3,124	12.2%

Operating expenses:
Compensation and benefits	17,994	18.8%	17,147	19.0%	847	4.9%
Other operating expenses	10,690	11.1%	8,767	9.7%	1,923	21.9%
Impairment charge	688	0.1%	—	0.0%	688	100%
Depreciation and amortization	4,464	4.6%	3,843	4.3%	621	16.2%

Total operating expenses	33,836	35.3%	29,757	33.0%	4,079	13.7%

Operating loss	(5,028)	(5.2%)	(4,073)	(4.5%)	(955)	(23.4%)

Interest expense, net	95	0.1%	86	0.1%	9	10.5%

	13-Week Period Ended
	October 28, 2006		October 29, 2005		Change
	$	%	$	%	$	%
Other income, net	(73)	(0.1%)	(60)	(0.1%)	(13)	(21.7%)

Loss before income taxes	(5,050)	(5.3%)	(4,099)	(4.5%)	(951)	(23.2%)
Income tax benefit	(2,117)	(2.2%)	(1,620)	(1.8%)	(497)	(30.7%)

Net loss	($2,933)	(3.1%)	($2,479)	(2.7%)	($454)	(18.3%)

     Net sales. The overall increase in net sales was due to the growth in our store base. We opened 36 new stores during the first three quarters of fiscal 2006 and 59 stores in fiscal 2005, and we closed 27 stores during the first three quarters of fiscal 2006 and 32 stores in fiscal 2005. We ended the third quarter of fiscal 2006 with 356 stores in operation compared to 334 stores as of the end of the third quarter of fiscal 2005, representing a 6.6% increase in the store base. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was partially offset by a decline of 6.7% in comparable store sales for the third quarter of fiscal 2006. Comparable store sales in our mall store locations were down 9.1% for the third quarter, while comparable store sales for our off-mall store locations were down 2.7%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $10.9 million over the prior year quarter. This increase was partially offset by the negative comparable store sales performance, which accounted for a $5.3 million decrease from the prior year quarter.
     The comparable store sales decline for the quarter resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic decline led to lower transaction volumes. Additionally, our customer conversion rate declined slightly for the quarter. The lower transaction volumes were partially offset by a higher average dollar transaction, driven by increases in our average retail selling price. Key categories that outperformed the prior year were candles, decorative accessories, furniture, mirrors and floral. These increases were offset by declines in lamps, framed art, garden and textiles.
     Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin was higher due to the lower inventory levels entering the quarter resulting in fewer markdowns as compared to the prior year period. Store occupancy costs decreased as a percentage of sales due to our continued shift to off-mall locations with more favorable occupancy rates. Freight expenses decreased as a percentage of sales, despite an increase in fuel costs, as we continued to benefit from our implementation of changes in store delivery methods. Central distribution costs were slightly higher as a percentage of net sales for the quarter.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased for the third quarter of fiscal 2006 due to the negative comparable store sales performance. At the corporate level, we incurred a pre-tax expense of approximately $162,000 related to our implementation of SFAS 123(R), the new accounting pronouncement concerning stock-based compensation. Excluding this item, the corporate level compensation and benefits ratio was flat for the third quarter primarily due to reductions in new hire activity.
     Other operating expenses. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative store sales performance and the lack of leverage on the fixed components of store and corporate operating expenses. We also experienced increases in marketing, workers’ compensation and general liability self-insurance reserves, and utilities expenses as a percentage of net sales.
     Impairment charge. During the third quarter of fiscal 2006 we incurred a non-cash charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $688,000, or $0.02 per share.
     Depreciation and amortization. The increase in the ratio was the result of the negative comparable store sales performance, along with the growth in our store base. Additionally, lease terms for many of our recent off-mall store openings have been shorter than the historical lease term for a mall store, resulting in higher periodic amortization expense on the associated leasehold improvements for these stores.

     Interest expense, net. Interest expense was flat as a percentage of sales due to similar average revolver borrowings compared to the prior year quarter.
     Income tax benefit. Income tax benefit was 41.9% of the loss before income taxes, for the third quarter of fiscal 2006 as compared to a benefit of 39.5% of loss before income taxes, for the third quarter of fiscal 2005. The increase in the tax rate is due to the impact of permanent differences associated with stock compensation expense recorded under SFAS 123(R).
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $2.9 million, or ($0.15) per share, for the third quarter of fiscal 2006 as compared to net loss of $2.5 million, or ($0.13) per share, for the third quarter of fiscal 2005.
39-Week Period Ended October 28, 2006 Compared to the 39-Week Period Ended October 29, 2005
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39 Week Period Ended
	October 28, 2006		October 29, 2005		Change
	$	%	$	%	$	%
Net sales	$279,366	100.0%	$261,683	100.0%	$17,683	6.8%
Cost of sales	200,839	71.9%	189,692	72.5%	11,147	5.9%

Gross profit	78,527	28.1%	71,991	27.5%	6,536	9.1%

Operating expenses:
Compensation and benefits	54,808	19.6%	50,712	19.4%	4,096	8.1%
Other operating expenses	30,288	10.8%	26,720	10.2%	3,568	13.4%
Impairment charge	688	0.1%	—	0.0%	688	100%
Depreciation and amortization	13,100	4.7%	10,919	4.2%	2,181	20.0%

Total operating expenses	98,884	35.4%	88,351	33.8%	9,845	11.1%

Operating loss	(20,357)	(7.3%)	(16,360)	(6.3%)	(3,997)	(24.4%)

Interest expense, net	180	0.1%	169	0.1%	11	6.5%
Other income	(542)	(0.2%)	(291)	(0.1%)	(251)	(86.3%)

Loss before income taxes	(19,995)	(7.2%)	(16,238)	(6.2%)	(3,757)	(23.1%)
Income tax benefit	(8,464)	(3.0%)	(6,414)	(2.5%)	(2,050)	(32.0%)

Net loss	($11,531)	(4.1%)	($9,824)	(3.8%)	($1,707)	(17.4%)

     Net sales. The overall increase in net sales was due to the growth in our store base. We opened 36 new stores during the first three quarters of fiscal 2006 and 59 stores in fiscal 2005, and we closed 27 stores during the first three quarters of fiscal 2006 and 32 stores in fiscal 2005. We ended the first three quarters of fiscal 2006 with 356 stores in operation compared to 334 stores as of the end of the first three quarters of fiscal 2005, representing a 6.6% increase in the store base. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset by a decline of 7.0% in comparable store sales for the first three quarters of fiscal 2006. Comparable store sales in our mall store locations declined 8.9% for the first three quarters, while comparable store sales for our off-mall store locations declined 3.1%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $33.6 million over the prior year period. This increase was partially offset by the negative comparable store sales performance, which accounted for a $15.9 million decrease from the prior year period.

     The comparable store sales decline for the period resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic decline led to lower transaction volumes. The average dollar transaction was higher, driven by an increase in our average retail selling price. Key categories that outperformed the prior year were alternative wall décor, furniture, candles. These increases were offset by declines in lamps, framed art, textiles, garden, and novelty.
     Gross profit. The increase in gross profit as a percentage of net sales resulted from a decrease in freight expenses as a percentage of sales, offset by an increase in markdown activity to clear unproductive merchandise. Store occupancy and central distribution costs remained relatively unchanged from the prior year period as a percentage of net sales.
     Compensation and benefits. At the store level, the compensation and benefits expense ratio increased for the first three quarters of fiscal 2006 due primarily to the negative comparable store sales performance. At the corporate level, we incurred a pre-tax expense of approximately $400,000 related to the first quarter termination of our former Chief Executive Officer. During the second quarter of fiscal 2006, we incurred a pre-tax expense of approximately $728,000 related to the post-retirement benefit agreement with our current Chief Executive Officer. We also incurred a pre-tax expense of approximately $600,000 related to our implementation of SFAS 123(R), the new accounting pronouncement concerning stock-based compensation. Other corporate compensation and benefits declined as a percentage of sales due to tight management of corporate salaries and reduced hiring activity.
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
     Impairment charge. During the third quarter of fiscal 2006, we incurred a non-cash charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $688,000, or $0.02 per share.
     Depreciation and amortization. The increase in the ratio was the result of the negative comparable store sales performance, along with the growth in our store base. Additionally, lease terms for many of our recent off-mall store openings have been shorter than the historical lease term for a mall store, resulting in higher periodic amortization expense on the associated leasehold improvements for these stores.
     Interest expense, net. Interest expense was flat as a percentage of sales due to similar average revolver borrowings compared to the prior year period.
     Other income, net. Other income was higher than the prior year primarily due to the receipt of insurance proceeds related to property damage caused by Hurricane Katrina.
     Income tax benefit. Income tax benefit was 42.3% of the loss before income taxes, for the first three quarters of fiscal 2006 as compared to a benefit of 39.5% of loss before income taxes, for the prior year period. The increase in our tax rate is due to the impact of permanent differences associated with stock compensation expense recorded under SFAS 123(R).
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $11.5 million, or ($0.59) per share, for the first three quarters of fiscal 2006 as compared to net loss of $9.8 million, or ($0.51) per share, for the prior year period.

Liquidity and Capital Resources
     Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the end of the third quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores, distribution facilities or corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our credit facility.
     Cash flows from operating activities. Net cash used in operating activities for the first three quarters of fiscal 2006 was $5.5 million compared to $4.4 million for the prior year period. The increase in the amount of cash used in operations as compared to the prior year period was primarily the result of the decline in our operating performance resulting from the 7.0% decrease in our comparable store sales. Inventories increased approximately $14.0 million during the first three quarters of fiscal 2006 as compared to an increase of $20.7 million during the prior year period. We carefully managed our open-to-buy dollars during the first three quarters of fiscal 2006 in response to a difficult sales environment. Accounts payable increased $9.4 million for the first three quarters of fiscal 2006 as compared to an increase of $13.3 for the prior year period. The change in accounts payable is primarily due to the timing of merchandise receipt flow and its relationship to payment due dates.
     Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2006 consisted principally of $15.3 million in capital expenditures as compared to $17.6 million for the prior year period. These expenditures primarily related to the opening of new stores. During the first three quarters of fiscal 2006, we opened 36 new stores. We expect that capital expenditures for fiscal 2006 will range from $20 million to $22 million, primarily to fund the opening of 49 new stores, and the maintenance of our existing investments in stores, information technology, and the distribution center. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2006 will average approximately $380,000 to $410,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities for the first three quarters of fiscal 2006 was approximately $6.2 million compared to approximately $4.0 million in the prior year period. The increase in cash provided by financing activities was primarily due to an increase in the level of borrowings under our revolving line of credit during the first three quarters of fiscal 2006. As of October 28, 2006 we had net borrowings of approximately $5.9 million under our revolving line of credit compared to $3.7 million in the prior year period.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (5.35% at October 28, 2006) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of October 28, 2006, we were in compliance with the covenants in the facility and there was approximately $5.9 million in outstanding borrowings under the credit facility, with approximately $30.5 million available for borrowing (net of the $3 million availability block as described above).
     At October 28, 2006, our balance of cash and cash equivalents was approximately $381,000 and the borrowing availability under our facility was $30.5 million (net of the $3 million availability block as described above). We believe that these sources of cash, together with cash provided by our operations, will be adequate to support our fiscal 2006 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.
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
     SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 29, 2006 and to those which are unvested at January 29, 2006. We have adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized since January 29, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense was recorded in the statements of operations with a corresponding credit to common stock for the 13-week and 39-week periods ended October 28, 2006. In addition, we are required upon adoption to reflect the benefits of tax deductions in excess of recognized compensation cost as an operating cash outflow and a financing cash inflow.
     For more discussion of stock-based compensation under SFAS 123(R) and the related critical assumptions involved in recording such amounts, see Note 2 in our notes to the consolidated financial statements contained in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
     In February 2006, the FASB Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”) The EITF reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company does not expect that adoption of this pronouncement will have a significant impact on its consolidated financial statements.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial statements.
     In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify misstatements in prior year financial statements. Staff Accounting Bulletin No. 108 requires quantification of misstatements in prior year financial statements based on the effects of the misstatements on the company’s financial statements and the related financial statement disclosures during the period a misstatement is corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material effect on its financial statements.
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
     As of October 28, 2006, there was approximately $5.9 million in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of October 28, 2006.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 28, 2006, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
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

KIRKLAND’S, INC.
Date: December 7, 2006	/s/ Robert E. Alderson
Robert E. Alderson
Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Vice President of Finance and Chief Financial Officer