Form 10-K
period 2007-02-03
KIRKLANDS INC
filed 2007-05-02
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49885

Kirkland’s, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 North Parkway, Jackson, Tennessee	38305
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(731) 668-2444

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered

Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 29, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44,236,948 based on the last sale price of the common stock as reported by The Nasdaq Stock Market. This calculation excludes 11,316,955 shares held by directors, executive officers and one holder of more than 10% of the registrant’s common stock.

As of April 6, 2007, there were 19,634,439 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 4, 2007, are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

		Page

Forward-Looking Statements		2
PART I
Item 1.	Business	3
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	36
Item 8.	Financial Statements and Supplementary Data	37
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	37
Item 9A.	Controls and Procedures	37
Item 9B.	Other Information	37

PART III
Item 10.	Directors and Executive Officers of the Registrant	38
Item 11.	Executive Compensation	38
Item 12.	Security Ownership of Certain Beneficial Owners and Management	38
Item 13.	Certain Relationships and Related Transactions	38
Item 14.	Principal Accounting Fees and Services	39

PART IV
Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	39
	Reports of Independent Registered Accounting Firms	40
	Consolidated Balance Sheets as of February 3, 2007, and January 28, 2006	41
	Consolidated Statements of Operations for the 53 weeks ended February 3, 2007, and for the 52 weeks ended January 28, 2006, and January 29, 2005	42
	Consolidated Statements of Changes in Shareholders’ Equity for the 53 weeks ended February 3, 2007, and for the 52 weeks ended January 28, 2006, and January 29, 2005	43
	Consolidated Statements of Cash Flows for the 53 weeks ended February 3, 2007, and for the 52 weeks ended January 28, 2006, and January 29, 2005	44
	Notes to Consolidated Financial Statements	45
	Exhibits	57
Signatures		59
Index of Exhibits Filed with this Annual Report on Form 10-K
Ex-23.1 Consent of Ernst & Young, LLP.
Ex-23.2 Consent of PricewaterhouseCoopers LLP
Ex-31.1 Section 302 Certification
Ex-31.2 Section 302 Certification
Ex-32.1 Section 906 Certification
Ex-32.2 Section 906 Certification

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

General

We are a leading specialty retailer of home décor in the United States, operating 349 stores in 37 states as of February 3, 2007. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country.

Our growth in recent years has consisted principally of new store openings. We intend to continue opening new stores both in existing markets and in new markets, including major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. During the 53 weeks ended February 3, 2007 (“fiscal 2006”), we opened 49 new stores and closed 47 stores. All but one of our fiscal 2006 new stores are located in off-mall venues, and all but four of our closings stores were located in malls. We anticipate that all of our new store openings during fiscal 2007 will be in off-mall venues, while substantially all of our closings will be stores located in mall venues. Our results to date in our off-mall stores indicate that this venue provides the better opportunity for growth in our store base.

Business Strategy

Our goal is to be the leading specialty retailer of home décor in each of our markets. We believe the following elements of our business strategy differentiate us from our competitors and position us for profitable growth:

Item-focused merchandising.  While our stores contain items covering a broad range of complementary product categories, we emphasize traditional style, trend-right key items within our targeted categories rather than merchandising complete product classifications. Although we do not attempt to be a fashion leader, our buyers work closely with our vendors to identify and develop stylish merchandise reflecting the latest trends and appealing to a broad base of customers. We test-market products where appropriate and monitor individual item sales, which enables us to identify and quickly reorder best selling items in order to maximize sales. We constantly evaluate market trends and merchandise sales data and work with vendors to develop additional products to be sold in our stores, frequently on an exclusive basis. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customer.

Ever-changing merchandise mix.  We believe our ever-changing merchandise mix creates an exciting “treasure hunt” environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is typically traditionally styled for broad market appeal, yet it reflects an understanding of our customer’s desire for newness. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, we actively change our merchandise throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.

Stimulating visual presentation.  Our stores have a distinctive, “interior design” look that helps customers visualize the merchandise in their own homes and inspires decorating and gift-giving ideas. Using multiple merchandise arrangements to simulate home settings, we group complementary merchandise creatively throughout the store. We believe this cross-category merchandising strategy encourages customers to browse for longer periods of time, promoting add-on sales.

Strong value proposition.  Our customers regularly experience the satisfaction of paying noticeably less for items similar or identical to those sold by other retail stores or through other retail channels. This strategy of providing a unique combination of style and value is an important element in making Kirkland’s a destination store. While we carry items in our stores that sell for several hundred dollars, most items sell for under $50 and are perceived by our customers as very affordable home décor and gifts. Our longstanding relationships with vendors and our ability to place and sell through large orders of a single item enhance our ability to attain favorable product pricing from vendors.

Broad market appeal.  Our stores operate successfully across a wide spectrum of different regions and market sizes. We operate stores in 37 states, and although originally focused in the Southeast, approximately 47% of our stores are now located outside that region. We operate successfully in major metropolitan markets such as Houston, Texas, and Atlanta, Georgia; middle markets such as Birmingham, Alabama, and Buffalo, New York; and smaller markets such as Appleton, Wisconsin, and Panama City, Florida. As of February 3, 2007, we operated 181 off-mall stores, or 52% of our store base . In recent years, we have expanded our off-mall presence, including selected “lifestyle” and “power” strip centers. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within our target markets where our customers live and shop. All but one of our new store openings during fiscal 2006 were in off-mall venues, and our current growth plan is to continue emphasizing off-mall stores and de-emphasizing mall stores in the future.

Growth Strategy

Our growth strategy is to open new stores in existing and new markets. Over the past three years, we have expanded our store base at an average annual rate of 7.8%, net of store closings. During that same period, total square footage growth has averaged 14%. New stores generally have been larger, off-mall stores, while store closings mostly have consisted of smaller mall stores. We anticipate that we will open substantially all of our new stores in off-mall locations in major metropolitan markets, middle markets and in selected smaller communities. In the long-term we believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. In the near-term, we plan to grow prudently with a focus on shifting the store base from the mall to the off-mall locations. Assuming the continued availability of adequate capital, we expect to open approximately 30 off-mall stores and close approximately 40 mall stores during the 52 weeks ending February 2, 2008 (“fiscal 2007”).

Our store model produces strong store-level cash flow and provides an attractive store-level return on investment. Of the 162 new stores opened during the past three fiscal years, 151 of these are located in off-mall venues. Among the group of 151 off-mall stores, 103 have been open at least a full twelve months, and their average first-year sales volume was approximately $1,407,000. These stores typically generate a positive store contribution in their first full year of operation. Since fiscal 2003, when we began to focus our growth on off-mall opportunities, we have experienced better sales and store contribution from our off-mall new stores as compared to mall stores.

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

Merchandising

Merchandising strategy.  Our merchandising strategy is to (i) offer distinctive and often exclusive, high quality home décor at affordable prices which represent value to our customers, (ii) maintain a breadth of productive product categories, (iii) provide a carefully edited selection of key items within targeted categories, rather than merchandising complete product classifications, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas.

Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best or slow sellers. This daily sales and gross margin information helps us to maximize the productivity of successful products and categories, and minimize the accumulation of slow-moving inventory. Our core merchandise assortment is consistent across the chain. We address regional differences in home décor by tailoring inventories to geographic considerations and store sales results in selected categories.

We continuously introduce new and often exclusive products to our merchandise assortment in order to (i) maintain customer interest due to the freshness of our product selections, encouraging frequent return visits to our stores, (ii) enhance our reputation as a leader in identifying or developing high quality, fashionable products and (iii) allow merchandise which has peaked in sales to be quickly discontinued and replaced by new items. In addition, we strategically increase selling space devoted to gifts and holiday merchandise during the third and fourth quarters of the calendar year. Our flexible store design and fixtures allow for selling space changes as needed to capitalize on selling trends.

Our average store generally carries approximately 2,000-2,200 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item, and therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. New and different SKUs are introduced to our stores constantly.

We purchase merchandise from approximately 275 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide opportunity to improve our net sales and gross margin. Our strategy is to continue to grow our exclusive and proprietary products within our merchandise mix.

Product assortment.  Our major merchandise categories include wall décor (framed art, mirrors, metal and other wall ornaments), lamps, decorative accessories, candles and related items, textiles, garden accessories, and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. Consistent with our item-focused strategy, a vital part of the product mix is a variety of home décor and other assorted merchandise that does not necessarily fit into a specific product category. Decorative accessories consist of such varied products as sconces, vases and clocks. Other merchandise includes housewares, picture frames and miscellaneous items. Throughout the year and especially for the fourth quarter of the calendar year, our buying team uses its experience in home décor to develop products that are equally appropriate for gift-giving.

The following table presents the percentage of fiscal 2006, fiscal 2005 and fiscal 2004 net sales contributed by our major merchandise categories:

		% of Net Sales
Merchandise Category	Fiscal 2006	Fiscal 2005	Fiscal 2004

Wall Décor (including framed art, mirrors, metal and other wall ornaments)	29%	29%	27%
Decorative Accessories	12	10	9
Candles	11	10	8
Lamps	8	10	11
Textiles	8	9	7
Accent Furniture	8	6	4
Holiday	7	8	9
Garden	5	6	8
Floral	5	4	3
Other (including housewares, picture frames and other miscellaneous items)	5	4	5
Gifts	2	4	9

Total	100%	100%	100%

Value to customer.  Through our distinctive merchandising, together with carefully coordinated in-store marketing, visual presentation and product packaging, we continually strive to increase the perceived value of our products to our customers. Our shoppers regularly experience the satisfaction of paying noticeably less for items similar or identical to those sold by other retail stores or through catalogs. Our stores typically have two semi-annual clearance events, one in January and one in July. We also run category and other promotions periodically throughout the year. We believe our value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.

Store Operations

General.  As of February 3, 2007, we operated 349 stores in 37 states, with stores generally operating seven days a week. In addition to corporate management, four Regional Directors and approximately 27 District Team Leaders (who generally have responsibility for 12 to 13 stores within a geographic district) manage store operations. A Store Team Leader and one to three Assistant Store Team Leaders manage individual stores. The Store Team Leader is responsible for the day-to-day operation of the store, including sales, guest service, merchandise display, human resource functions and store security. A typical store operates with an average of eight to 10 team members including a full-time stock person and a combination of full and part-time team members, depending on the volume of the store and the season. Additional part-time sales associates are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

Formats.  We operate stores in both mall and off-mall venues. As of February 3, 2007, we operated 168 stores in enclosed malls and 181 stores in a variety of off-mall venues including “lifestyle” strip centers, “power” strip centers, outlet centers and freestanding locations. Off-mall stores tend to be larger than mall stores, and have a lower occupancy cost per square foot. The average size of our mall stores is approximately 4,700 square feet, and the average size of our off-mall stores is approximately 5,900 square feet. The average size of the new stores we opened in fiscal 2006 was approximately 6,800 square feet, and we expect our fiscal 2007 new stores to be of similar size or larger. In fiscal 2006, we developed and implemented a new store design package which utilized new colors, surfaces, fixtures, and product positioning. The new design is currently being modified to reflect changes suggested by use.

Visual merchandising.  Merchandise in both mall and off-mall stores is generally displayed according to display guidelines and directives given to each store from the Visual Merchandising team with input from

Merchandising, Marketing, and Store Operations. This procedure promotes uniform display standards throughout the chain. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, and also display certain products strictly by category or product type.

Because of the nature of our merchandise and our focus on identifying and developing best-selling items, we emphasize our visual merchandising standards. Our dedicated team of visual merchants provide support to our stores. The Visual Merchandising team provides Store Team Leaders with recommended directives such as photographs and diagrams and weekly placement guides. Each Store Team Leader has flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers. The Visual Merchandising team also assists Regional Directors and District Team Leaders in opening new stores. Effective and consistent visual merchandising enhances a store’s ability to reach its full sales potential.

Personnel recruitment and training.  We believe our continued success is dependent in part on our ability to attract, retain and motivate quality team members. In particular, the success of our growth plan depends on our ability to promote and/or recruit qualified District and Store Team Leaders and maintain quality team members. A multi-week training program is provided for new District Team Leaders and Store Team Leaders. Many Store Team Leaders begin their Kirkland’s career as sales associates, but complete a formal training program before taking responsibility for a store. This training program includes five to 10 days in a designated “training store,” working directly with a qualified Training Store Team Leader. District Team Leaders are primarily responsible for recruiting new Store Team Leaders. Store Team Leaders are responsible for the hiring and training of new sales associates, assisted where appropriate by a Regional Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s.

Compensation and incentives.  We compensate our Regional Directors with a base salary, plus an annual performance bonus based on store sales and expense control. District and Store Team Leaders are compensated with a base salary or on an hourly basis, plus a quarterly performance bonus based on store sales and expense control. Sales associates are compensated on an hourly basis. In addition, we periodically run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.

Real Estate

Strategy.  Our real estate strategy is to identify retail properties that are convenient and attractive to our target female customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets such as Houston, Texas, Phoenix, Arizona and Atlanta, Georgia, middle markets such as Birmingham, Alabama, Nashville, Tennessee and Buffalo, New York, and smaller markets such as Appleton, Wisconsin, and Panama City, Florida.

Site selection.  Our current strategy is to locate our stores in off-mall, power strip venues which are destinations for large numbers of shoppers and which reinforce our quality image and brand. To assess potential new locations, we review financial and demographic criteria and infrastructure for access. We also analyze the quality and relative location of tenants and competitive factors, square footage availability, frontage space and other relevant criteria to determine the overall acceptability of a property and the optimal locations within it.

Until recent years, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors. Beginning in fiscal 2003, we began to explore more off-mall real estate alternatives. We have experienced greater success in these off-mall venues, which provide an economic advantage through lower occupancy costs. We also believe that our target shopper prefers the off-mall location for convenience in her home décor shopping experience. Of our 349 stores as of February 3, 2007, 181 were in a variety of off-mall venues including “lifestyle” strip centers, “power” centers and outlet centers. Off-mall stores tend to be slightly larger than mall stores, and have lower occupancy cost per square foot that is available for these stores. We currently anticipate that all of the new stores opening in fiscal 2007 will be located in off-mall venues.

We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers and our strong position with co-tenants in the home décor category. The following table provides a history of our store openings and closings by venue for the last five fiscal years.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2005	2004	2003	2002
Mall
Stores open at beginning of period	210	241	245	231	222
Store openings	1	—	10	25	10
Store closings	(43)	(31)	(14)	(11)	(1)

Stores open at end of period	168	210	241	245	231
Off-Mall(1)
Stores open at beginning of period	137	79	35	18	12
Store openings	48	59	44	17	6
Store closings	(4)	(1)	—	—	—

Stores open at end of period	181	137	79	35	18
Total(1)
Stores open at beginning of period	347	320	280	249	234
Store openings	49	59	54	42	16
Store closings	(47)	(32)	(14)	(11)	(1)

Stores open at end of period	349	347	320	280	249

(1)	Excludes our warehouse outlet store located in Jackson, Tennessee. This store closed during fiscal 2004.

Buying and Inventory Management

Merchandise sourcing and product development.  Our merchandise team purchases inventory on a centralized basis to take advantage of our consolidated buying power and our technology to closely control the merchandise mix in our stores. Our buying team selects all of our products, negotiates with vendors and works closely with our planning and allocation team to optimize store-level merchandise quantity and mix by category, classification and item. Non-exclusive merchandise may be boxed or packaged exclusively for Kirkland’s utilizing Kirkland’s proprietary brands.

We purchase merchandise from approximately 275 vendors. Approximately 75% of our total purchases are from importers of merchandise manufactured primarily in the Far East and India, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. As we execute our growth strategy, we are continually evaluating the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and offering them in our stores.

Planning and allocation.  Our merchandise planning and allocation team works closely with our buying team, field management and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team also manages inventory levels, allocates merchandise to stores and replenishes inventory based upon information generated by our information systems. Our inventory control systems monitor current inventory levels at each store and total company. We also continually monitor recent selling history within each store by category, classification and item to properly allocate further purchases to maximize sales and gross margin.

Each of our stores is internally classified for merchandising purposes based on certain criteria including store sales, size, location and historical performance. Although all of our stores carry similar merchandise, the variety and depth of products in a given store may vary depending on the store’s rank and classification. Inventory purchases and allocation are also tailored based on regional or demographic differences between stores in selected categories.

Distribution and Logistics

As we have grown over the last few years, we recognized the need for a more comprehensive approach to the management of our merchandise supply chain. This approach entails the thorough evaluation of all parts of the supply chain, from merchandise vendor to the store selling floor, and the development of strategies that incorporate the needs and expertise of many different parts of the Company including logistics, merchandising, store operations, information technology, and finance. To support our effort to build a modern, efficient supply chain, during fiscal 2003 we reached agreement to lease a new, 771,000-square-foot distribution center in Jackson, Tennessee. This building was built to our specifications and opened in May 2004.

The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. In fiscal 2007 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage costs.

In addition to making improvements to our distribution center operation, we have taken important steps to improve our efficiency in transporting merchandise to stores. We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. In the past, the majority of our merchandise deliveries were handled by either less-than-truckload (LTL) carriers or full truckload deliveries to regional “pool points”, with local delivery agents handling the actual store delivery function. For approximately two-thirds of our stores, we have introduced a third alternative, less frequent full truckload deliveries. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors.

An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We also need to ensure that our distribution infrastructure and supply chain keep pace with our anticipated growth and increased number of stores. For the foreseeable future, we believe our current distribution infrastructure is adequate to support our operational needs.

Internet

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. We maintain a web site at www.kirklands.com, which provides our customers with a resource to locate a store, preview our merchandise, apply for a Kirkland’s credit card, and purchase gift cards online. We currently do not sell any merchandise through our web site. The information contained or incorporated in our web site is not a part of this annual report on Form 10-K.

Information Systems

Our store information systems include a server in each store that runs our automated point-of-sale (“POS”) application on multiple POS registers. The server provides Store Team Leaders with convenient access to detailed sales and inventory information for the store. Our POS registers provide a price look-up function (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through daily polling, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores.

The core of our home office information system is the integrated GERS retail management software. This system integrates all merchandising and financial applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, general ledger, sales audit and accounts payable.

We moved into our new distribution center during the second quarter of 2004. Concurrent with this move, we implemented a new warehouse management system (WMS) designed by High Jump Software. The WMS was tailored to our specifications and provides us with a fully automated solution for all operations within the distribution center. We utilize a Lawson Software package for our payroll and human resources functions.

Marketing

Our marketing efforts emphasize in-store signage, store and window banners and displays and other techniques to attract customers and provide an exciting shopping experience. Historically, we have not engaged in extensive media advertising because we believe that we have benefited from our strategic locations in high-traffic shopping centers and valuable “word-of-mouth” advertising by our customers. We are actively evaluating ways to enhance our marketing to customers through media inserts and e-mail communications. We utilize marketing efforts and other in-store activity to promote specific events in our stores, including our semi-annual clearance events.

As part of our effort to reach out to customers, in fiscal 2004, we introduced our Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. As a cardholder, customers are automatically enrolled in a loyalty program whereby they earn loyalty points for their purchases. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases. We believe that customers using the card visit our stores, purchase merchandise more frequently and spend more per visit than our customers not using the card. As of February 3, 2007, there were approximately 374,000 Kirkland’s private-label credit card holders.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, and “Kirkland’s Outlet” other than 4 stores, which continue to operate under the name “Briar Patch by Kirkland’s.” We acquired the Briar Patch stores in 1998. As these stores are remodeled or relocated, we intend to change their name to the “Kirkland’s Home.”

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

Competition

The retail market for home décor is highly competitive. Accordingly, we compete with a variety of specialty stores, department stores, discount stores and catalog retailers that carry merchandise in one or more categories also carried by our stores. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens ‘n Things, Michael’s Stores, Pier 1 Imports and Williams-Sonoma. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise quality and selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of location.

The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally-styled merchandise, reflective of current market trends, offered at a value price. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner, and providing a quality store experience.

In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See “Risk Factors — We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices, adversely impacting sales and gross margin and create a loss of our market share.”

Employees

We employed approximately 4,312 employees at April 2, 2007. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

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

Executive Officers of Kirkland’s

The name, age as of April 2, 2007, and position of each of our executive officers is as follows:

Robert E. Alderson, 60, has been a Director of Kirkland’s since September 1986. He has served as Chief Executive Officer since March 2006, President and Chief Executive Officer of Kirkland’s from February 2006 to March 2006 and as President from November 1997 to May 2005 and Chief Executive Officer from March 2001 to May 2005. He also served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.

Catherine A. David, 43, joined Kirkland’s as President and Chief Operating Officer in March 2006. Prior to joining Kirkland’s, from July 2004 to September 2005, Ms. David was employed with Sears Holding Corporation leaving as Senior Vice President and General Manager of Sears Essentials, Sears Grand, and The Great Indoors. Prior to that, she was President of the Burnes Group, formerly a division of Newell-Rubbermaid. Ms. David also enjoyed a successful 13-year career at Target Corporation, where she performed in a variety of buying, merchandise planning and store operations roles culminating in her leadership of Target’s website strategy and e-commerce business as Vice President and General Manager of target.direct.

W. Michael Madden, 37, has been Vice President and Chief Financial Officer since May 2006. Prior to his appointment as Chief Financial Officer, Mr. Madden served as Vice President of Finance since May 2005. Prior to May 2005, he served as Director of Finance since July 2000. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers, LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

Sharyn Hejcl, 42, joined Kirkland’s as Vice President and General Merchandise Manager in January, 2007. Prior to joining Kirkland’s, from 2003 to 2007, Ms. Hejcl was employed with Bed, Bath and Beyond leaving as Divisional Merchandise Manager of the Home Décor and Tabletop division. Prior to that, she was Director of Replenishment & Forecasting for Jo-Ann Stores. She also served as Divisional Merchandise Manager for Jo-Ann Stores. She began her retail career at May Department Stores spending 13 years with increasing responsibilities in buying and serving as a Market Representative in the Decorative Housewares and Home Textile divisions.

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

One of our strategies is to open new stores by focusing on both existing markets and by targeting new geographic markets. During fiscal 2006, we opened 49 new stores, and our future operating results will depend to a substantial extent upon our ability to open and operate new stores successfully. We plan to open approximately 30 new stores and close approximately 40 stores in fiscal 2007. We also have an ongoing expansion, remodeling and relocation program. We did not remodel any stores in fiscal 2006, but we may expand, remodel or relocate additional stores during fiscal 2007.

There can be no assurance that we will be able to open, expand, remodel and relocate stores at this rate, or at all. Our ability to open new stores and to expand, remodel and relocate existing stores depends on a number of factors, including our ability to:

•	obtain adequate capital resources for leasehold improvements, fixtures and inventory on acceptable terms, or at all;

•	locate and obtain favorable store sites and negotiate acceptable lease terms;

•	construct or refurbish store sites;

•	obtain and distribute adequate product supplies to our stores;

•	maintain adequate warehousing and distribution capability at acceptable costs;

•	hire, train and retain skilled Store Team Leaders and personnel; and

•	continue to upgrade our information and other operating systems to control the anticipated growth and expanded operations.

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

The success of our growth plan will be dependent on our ability to promote and/or recruit enough qualified regional directors, district team leaders, store team leaders and sales associates to support the expected growth in the number of our stores, and the time and effort required to train and supervise a large number of new store team leaders and associates may divert resources from our existing stores and adversely affect our operating and financial performance. Our operating expenses would also increase as a result of any increase in the minimum wage or other factors that would require increases in the compensation paid to our employees.

A Prolonged Economic Downturn Could Result in Reduced Net Sales and Profitability.

Our net sales are also subject to a number of factors relating to consumer spending, including general economic conditions affecting disposable consumer income such as unemployment rates, business conditions, interest rates, levels of consumer confidence, energy prices, mortgage rates, the level of consumer debt and taxation. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Purchases of home décor items may decline during recessionary periods, and a prolonged recession may have a material adverse effect on our business, financial condition and results of operations. In addition, economic downturns during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year.

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

We purchase our products from approximately 275 vendors with which we have no long-term purchase commitments or exclusive contracts. None of our vendors supplied more than 10% of our merchandise purchases during fiscal 2006. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us.

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

The retail market is highly competitive. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores and catalog retailers, which carry merchandise in one or more categories also carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such specialty retailers as Bed, Bath & Beyond, Cost Plus World Market, Linens ’n Things, Michaels Stores, Pier 1 Imports and Pottery Barn. We also compete with these and other retailers for suitable retail locations, suppliers, qualified employees and management personnel. One or more of our competitors are present in substantially all of the markets in which we have stores. Many of our competitors are larger and have significantly greater financial, marketing and other resources than we do. This competition could result in the reduction of our prices and a loss of our market share. Our net sales are also impacted by store liquidations of our competitors. We believe that our stores compete primarily on the basis of merchandise quality and selection, price, visual appeal of the merchandise and the store and convenience of location. There can be no assurance that we will continue to be able to compete successfully against existing or future competition. Our expansion into the markets served by our competitors and the entry of new competitors or expansion of existing competitors into our markets may have a material adverse effect on our market share and could result in a reduction in our prices in order for us to remain competitive.

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

We Are Highly Dependent on Customer Traffic in Malls and Shopping Centers, and Any Reduction in the Overall Level of Traffic Could Reduce Our Net Sales and Increase Our Sales and Marketing Expenses.

We rely heavily on the ability of mall and shopping center anchor tenants and other tenants to generate customer traffic in the vicinity of our stores. Historically, we have not relied on extensive media advertising and promotion in order to attract customers to our stores. Our future operating results will also depend on many other factors that are beyond our control, including the overall level of traffic and general economic conditions affecting consumer confidence and spending. Any significant reduction in the overall level of traffic could reduce our net sales.

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

As of the date of this filing, our current directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 57% of our outstanding common stock. As a result, these shareholders are able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. These shareholders may support proposals and actions with which you may disagree or which are not in your interests.

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

The following table indicates the states where our stores are located and the number of stores within each state as of February 3, 2007:

Alabama	19
Arizona	9
Arkansas	6
California	8
Colorado	3
Connecticut	2
Delaware	1
Florida	50
Georgia	19
Illinois	7
Indiana	8
Iowa	2
Kansas	3
Kentucky	9
Louisiana	11
Maryland	5
Massachusetts	2
Michigan	5
Minnesota	4
Mississippi	10
Missouri	6
Nebraska	1
Nevada	3
New Jersey	3
New Mexico	1
New York	7
North Carolina	20
Ohio	10
Oklahoma	5
Pennsylvania	11
South Carolina	11
Tennessee	16
Texas	51
Utah	1
Virginia	14
West Virginia	1
Wisconsin	5

Total	349

Item 3.	Legal Proceedings

We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on The Nasdaq Stock Market under the symbol “KIRK.” We commenced trading on The Nasdaq Stock Market on July 11, 2002. On April 2, 2007, there were approximately 100 holders of record, and approximately 1,600 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First Quarter	$7.74	$4.95	$11.28	$9.18
Second Quarter	$6.88	$5.05	$9.42	$8.17
Third Quarter	$5.25	$4.18	$9.93	$7.05
Fourth Quarter	$5.64	$4.40	$7.22	$5.73

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

Stockholder Return Performance Presentation

The graph that follows shall not be deemed to be incorporated by reference into any filing made by Kirkland’s under the Securities Act of 1933 or the Securities Exchange Act of 1934. The following Shareholder Return Performance Graph compares the cumulative return on our Common Stock for the period from July 11, 2002 (the date our Common Stock commenced trading on the Nasdaq National Market) to February 3, 2007 (the date our 2006 fiscal year ended), with The Nasdaq Stock Market (U.S.) Index and The Nasdaq Retail Trade Index. The comparison assumes $100 was invested on July 11, 2002 in our Common Stock and in each of the Indices and assumes reinvestment of dividends.

COMPARISON OF 54 MONTH CUMULATIVE TOTAL RETURN*
Among Kirkland’s Inc., the NASDAQ Composite Index
And The NASDAQ Retail Trade Index

*	$100 invested on 7/11/02 in stock or on 6/30/02 in index-including reinvestment of dividends. Fiscal Year ending January 31.

Item 6.	Selected Financial Data

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

	53 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Total Revenue(1)	$446,828	$415,092	$394,429	$369,158	$341,504
Gross profit (excluding depreciation and amortization)	140,359	125,470	126,791	127,313	122,497
Operating income (loss)	(678)	205	11,481	30,169	32,722
Net income (loss)	(140)	229	6,589	18,041	10,271
Earnings (loss) per share:
Basic	$ (0.01)	$0.01	$0.34	$0.95	$0.73
Diluted	$ (0.01)	$0.01	$0.34	$0.92	$0.70
Weighted average number of shares outstanding:
Basic	19,433	19,318	19,231	19,048	13,979
Diluted	19,433	19,572	19,541	19,545	14,657

	53 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003

Store and Other Data:
Comparable store sales increase (decrease)(2)	(6.6)%	(6.9)%	(5.0)%	(0.2)%	8.4%
Number of stores at year end(3)	349	347	320	280	249
Average net sales per store (in thousands)(3)(4)	$1,272	$1,266	$1,322	$1,423	$1,417
Average net sales per square foot(5)	$247	$267	$286	$311	$313
Average square footage per store(5)	5,144	4,747	4,616	4,576	4,526

	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Total assets	$151,466	$146,584	$130,137	$116,814	$87,814
Shareholders’ equity	$67,982	$66,408	65,120	58,072	38,100

(1)	For the fiscal year ended February 3, 2007, total revenue includes $3.6 million related to the initial adoption of the Company’s gift certificate and gift card breakage policy. There was no revenue recognized on unredeemed gift certificates or gift card balances prior to fiscal 2006 because sufficient data was not available during those periods to support an alternative position.

(2)	Fiscal 2006, fiscal 2005 and fiscal 2004 comparable store sales were calculated by including new stores on the first day of the month following the 13th full fiscal month of sales. We exclude from comparable store sales calculations each store that was expanded, remodeled or relocated during the applicable period.

Each expanded, remodeled or relocated store is returned to the comparable store base after the first day of the month following the 13th full fiscal month of sales after its opening in the expanded, remodeled or relocated space. Fiscal 2003 and fiscal 2002 comparable store sales were calculated by including new stores after the store had been in operation for one full fiscal year. We excluded from comparable store sales calculations each store that was expanded, remodeled or relocated during the applicable period. Each expanded, remodeled or relocated store was returned to the comparable store base after it has been excluded from the comparable store base for one full fiscal year. Comparable store sales data for fiscal 2006 reflects sales through the 52-week period ended January 27, 2007, excluding the extra week in this year’s fiscal retail calendar.

(3)	Our store count excludes our warehouse outlet store located in Jackson, Tennessee. This store closed during fiscal 2004.

(4)	Calculated using net sales of all stores open at both the beginning and the end of the fiscal period.

(5)	Calculated using gross square footage of all stores open at both the beginning and the end of the fiscal period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2006 represented 53 weeks ended on February 3, 2007. Fiscal 2005 represented 52 weeks ended on January 28, 2006. Fiscal 2004 represented 52 weeks ended on January 29, 2005.

Introduction

We are a leading specialty retailer of home décor in the United States, operating 349 stores in 37 states as of February 3, 2007. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the fiscal year ended February 3, 2007, we recorded total revenues of $446.8 million, which included approximately $3.6 million related to the initial recording of gift certificate and gift card breakage.

Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth and have expanded our store base into different regions of the country. During the past nine years, we have more than doubled our store base, principally through new store openings. We intend to continue opening new stores both in existing and new markets. We anticipate our growth will include primarily off-mall locations in major metropolitan markets, middle markets and selected smaller communities. Over the long-term, we believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. In the near-term, we plan to grow prudently with a focus on shifting the store base from the mall to the off-mall locations. For fiscal 2007, we plan on opening approximately 30 new stores and estimate closing approximately 40 stores in fiscal 2007.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers to our operating performance. Net sales consists of all merchandise sales to customers net of returns and exclusive of sales taxes. Our net sales for fiscal 2006, including the extra week in the retail calendar increased by 6.8% to $443.2 million from $415.1 million in fiscal 2005, reflecting sales from the 49 new stores we opened in fiscal 2006 as well as sales increases from the 59 stores we opened in fiscal 2005. Comparable store sales declined 6.6% for fiscal 2006. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between net sales and cost of sales. Cost of sales has four distinct components: product cost (including inbound freight), outbound freight cost, store occupancy cost and central distribution cost. Product cost comprises the majority of cost of sales, while central distribution cost is the least significant of these four elements. Product and freight cost are variable, while occupancy and distribution costs are largely fixed. Accordingly, gross margin (gross profit expressed as a percentage of net sales) can be influenced by many factors including overall sales performance. For fiscal 2006, gross profit increased 11.9% to $140.4 million from $125.5 million for fiscal 2005. This increase reflects the recognition of the $3.6 million in gift certificate and gift card breakage revenue in fiscal 2006. After completing a review of our historical redemption patterns during the fourth quarter of fiscal 2006, we recognized $3.6 million of revenue and operating income related to gift certificate and gift card breakage. There was no revenue recognized on unredeemed gift certificates or gift card balances prior to fiscal 2006 because sufficient data was not available during those periods to support an alternative position. Gross margin for fiscal 2006 increased to 31.4% of total revenue from 30.2% of total revenue for fiscal 2005, primarily due to the recognition of the $3.6 million in gift certificate and gift card breakage revenue in fiscal 2006 and a better occupancy cost ratio due to the shift to off-mall locations.

Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to maintain or increase our overall profitability. Operating expenses include cash costs as well as non-cash costs such as depreciation and amortization. Due to the significant fixed cost component of operating expenses, as well as the tendency of many operating costs to rise over time, increases in comparable store sales are typically necessary in order to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to understand fully our operating performance, we typically identify such costs separately where significant on the consolidated statement of operations so that we can evaluate comparable expense data across different periods.

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

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2006	2005	2004

Net sales growth (1)	6.8%	5.2%	6.8%
Comparable store sales growth	(6.6)%	(6.9)%	(5.0)%
Average net sales per store (in thousands)(2)	$1,272	$1,266	$1,322
Average net sales per square foot(3)	$247	$267	$286
Gross profit as a percentage of net sales	31.7%	30.2%	32.1%
Compensation and benefits as a percentage of net sales	17.5%	17.0%	16.8%
Other operating expenses as a percentage of net sales	10.1%	9.5%	9.3%
Inventory yield(4)	275.0%	249.4%	279.8%
Return on assets (ROA)(5)	(0.1)%	0.2%	5.1%

(1)	Fiscal 2006 results reflect a 53-week retail calendar, while fiscal 2005 and fiscal 2004 reflects a 52-week retail calendar.

(2)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(3)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(4)	Inventory yield is defined as gross profit including gift certificate and gift card breakage divided by average inventory for each of the preceding four quarters.

(5)	Return on assets equals net income including gift certificate and gift card breakage divided by total assets.

Strategic Areas of Emphasis

The downturn in our financial performance for the last three fiscal years has primarily resulted from declining comparable store sales and cumulative decreases in our merchandise margin. Accordingly, a central area of emphasis for fiscal 2007 is improving the productivity of our merchandise assortment. This effort encompasses process improvement in identifying and growing appealing merchandise, planning and product allocation, enhancement of merchandising personnel and department structure, and evaluation of competitive factors.

A major part of this effort is broadening the trends and style within our assortment and therefore its appeal to a larger customer base. During 2007, we are focused on providing a merchandise mix that reflects an updated, trend-right style combined with a key item focus with an emphasis on value.

An equally important area of emphasis is enhancing the store experience by improving guest service. Given a competitive retail environment, our in-store guest experience is a key differentiator. Training and store-level incentives for achievement of guest-service goals and metrics will be a focus for us in fiscal 2007. We will measure our success in these initiatives through monitoring key performance metrics including comparable stores sales, conversion rate (transactions divided by traffic count), average dollar transactions, employee turnover rate, and mystery shop results.

The increase in our store base during fiscal 2006 reflected a continued commitment to prudent growth. Capital expenditures for fiscal 2006 were $19.5 million, of which $17.7 million was related to leasehold improvements, equipment and fixtures for new stores. The construction of new stores will continue to be an important part of our strategy in fiscal 2007. We plan on opening approximately 30 new stores and closing approximately 40 stores during the upcoming year. Our stores historically have operated primarily in enclosed malls, but in fiscal 2004 we opened 44 of our 54 new stores in a variety of off-mall venues including “lifestyle” centers, “power” centers and outlet centers. In fiscal 2005, all 59 of our new stores were located in off-mall venues. In fiscal 2006 all but one of our new stores were located in these off mall venues. At

February 3, 2007, we operated 181 of our 349 stores in non-mall venues, and we anticipate that substantially all of our new store openings in fiscal 2007 will be in off-mall venues. Typically these off-mall stores have been able to achieve higher sales volumes with lower total occupancy costs generating higher store contribution than our mall stores.

The following table summarizes our stores and square footage under lease in mall and off-mall locations as of February 3, 2007 and January 28, 2006:

	As of			As of
	February 3,			January 28,
	2007			2006
	Mall	Off-Mall	Total	Mall	Off-Mall	Total

Number of Stores	168	181	349	210	137	347
Square footage	809,337	1,095,425	1,904,762	979,975	772,405	1,752,380
Average square footage per store	4,817	6,052	5,458	4,667	5,638	5,050

	For the Fiscal Year Ended			For the Fiscal Year Ended
	February 3, 2007			January 28, 2006
	Mall	Off-Mall	Total	Mall	Off-Mall	Total

Average net sales per store (in thousands)(1)	$1,180	$1,388	$1,272	$1,230	$1,371	$1,266
Average net sales per square foot(1)(2)	$250	$245	$247	$259	$289	$267

(1)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(2)	The decrease in net sales per square foot from fiscal 2005 to 2006 was due primarily to the comparable store sales decrease coupled with a higher average square footage per store in fiscal 2006.

Another important area of emphasis will be improving the effectiveness of our supply chain. We commenced operations in a new distribution center in the second quarter of fiscal 2004. This facility replaced the three buildings that previously supported our central distribution effort. The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. In fiscal 2007 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage costs.

Our objective is to finance all of our operating and investing activities with cash provided by operations and borrowings under our revolving credit line. Our cash balances increased to $25.4 million at February 3, 2007 from $15.0 million at January 28, 2006. We expect that capital expenditures for fiscal 2007 will range from $17 to $18 million, primarily to fund the leasehold improvements of approximately 30 new stores and maintain our investments in existing stores, our distribution center and information technology infrastructure.

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

Cost of sales (excluding depreciation and amortization) and inventory valuation — Cost of sales includes all costs of product purchased from vendors, including inbound freight to the extent that it is not included in the vendor pricing. Receiving costs, inspection costs, warehousing costs, internal transfer costs, outbound freight, and all overhead associated with our distribution facility and its network are included in the cost of sales. Our cost of sales also includes store occupancy costs. Our inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur throughout the fiscal year. We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.

Impairments — In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the recoverability of the carrying amounts of long-lived assets, such as property and equipment, covered by this standard whenever events or changes in circumstances dictate that the carrying value may not be recoverable. As part of the evaluation, we review performance at the store level to identify any stores with current period cash flow losses that should be considered for impairment. We compare the sum of the undiscounted expected future cash flows with the carrying amounts of the assets. If impairment is indicated by the above evaluation, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as an impairment loss where fair value is estimated based on discounted expected future cash flows. Cash flows for retail assets are identified at the individual store level. Our judgments regarding a store’s ability to realize undiscounted cash flows in excess of the carrying amounts of store assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, these factors could cause us to realize material impairment charges.

Based on the estimated fair values of certain long-lived assets, we have recorded impairment charges of $688,000, $164,000, and $401,000 during fiscal 2006, fiscal 2005, and fiscal 2004, respectively.

Depreciation — Approximately 47% of our assets at February 3, 2007, represent investments in property and equipment. Determining appropriate depreciable lives requires judgments and estimates.

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

Stock options and warrants — As of January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires us to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 29, 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Except for certain options which were granted at an exercise price below the market value of the Company’s underlying common stock on the grant date, no compensation expense was previously recognized for stock options granted to employees prior to adopting SFAS 123(R).

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 28, 2006 and to those which were unvested at January 28, 2006. We have adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized since January 28, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense was recorded in the statements of operations with a corresponding credit to common stock for the 53-week period ended February 3, 2007.

We use the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings.

Fiscal 2006 Compared to Fiscal 2005

Results of operations.  The table below sets forth selected results of our operations in dollars and expressed as a percentage of total revenue for the periods indicated (dollars in thousands):

	Fiscal 2006		Fiscal 2005		Change
	$	%	$	%	$	%

Net sales	$443,248	99.2%	$415,092	100.0%	$28,156	6.8%
Gift certificate and gift card breakage revenue	3,580	0.8%	—	0.0%	3,580	100.0%

Total revenue	446,828	100.0%	415,092	100.0%	31,736	7.6%
Cost of sales	306,469	68.6%	289,622	69.8%	16,847	5.8%

Gross profit	140,359	31.4%	125,470	30.2%	14,889	11.9%
Operating expenses:
Compensation and benefits	77,465	17.3%	70,459	17.0%	7,006	9.9%
Other operating expenses	44,800	10.0%	39,487	9.5%	5,313	13.5%
Impairment charge	688	0.2%	164	0.0%	524	319.5%
Depreciation and amortization	18,084	4.0%	15,155	3.7%	2,929	19.3%

Operating income (loss)	(678)	(0.2)%	205	0.0%	(883)	(430.7)%
Interest (income) expense, net	(14)	(0.0)%	58	0.0%	(72)	(124.1)%
Other income, net	(507)	(0.1)%	(288)	(0.1)%	(219)	76.0%

Income (loss) before income taxes	(157)	(0.0)%	435	0.1%	(592)	(136.1)%
Income tax provision (benefit)	(17)	(0.0)%	206	0.0%	(223)	(108.3)%

Net income (loss)	$(140)	(0.0)%	$229	0.1%	$(369)	(161.1)%

Net sales.  Net sales, increased by 6.8% to $443.2 million for fiscal 2006 from $415.1 million for fiscal 2005. The net sales increase in fiscal 2006 resulted primarily from the opening of new stores. We opened 49 new stores in fiscal 2006 and 59 new stores in fiscal 2005, and we closed 47 stores in fiscal 2006 and 32 stores in fiscal 2005. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these collective changes in the store base was offset by a decline of 6.6% in comparable store sales for fiscal 2006. During fiscal 2005, comparable store sales decreased 6.9%. Comparable store sales in our mall store locations were down 8.7% for the year, while comparable store sales for our off-mall store locations were down 2.9%. The comparable store sales decline resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic declines led to lower transaction volumes. Customer conversion remained consistent with prior year. The lower transaction volumes were partially offset by a higher average dollar transaction, driven by increases in our average retail selling price. Key categories that outperformed the prior year included alternative wall décor, furniture, mirrors, floral and candles. These increases were offset by declines in lamps, art, textiles, garden and novelty. The growth in the store base along with sales from expanded, remodeled or relocated stores, and the additional retail week in fiscal 2006 accounted for an increase in net sales of $42.9 million over the prior year. This increase was partially offset by the negative comparable store sales performance, which accounted for a $14.7 million decrease in net sales from the prior year including the additional retail week in fiscal 2006.

Gift certificate and gift card breakage revenue.  Revenues from our gift certificates and gift cards are recognized when tendered for payment and included in “Net sales.” While we will continue to honor all gift certificates and gift cards presented for payment, we determine the likelihood of redemption to be remote for certain gift certificates and gift card balances due to, among other things, long periods of inactivity. In fiscal 2006 the Company began using the Redemption Recognition Method to account for breakage for unused gift card and gift certificate amounts where breakage is recognized as gift certificates or gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent we determine there is no requirement for remitting certificate or card balances to government agencies under unclaimed property laws, gift certificate and gift card balances are recognized in the consolidated statement of operations as a component of revenue. After completing a review of its historical redemption patterns during the fourth quarter of fiscal 2006, we recognized $3.6 million of revenue and operating income related to gift certificate and gift card breakage. There was no revenue recognized on unredeemed gift certificates or gift card balances prior to fiscal 2006 because sufficient data was not available during those periods to support an alternative position.

Gross profit.  Gross profit increased $14.9 million, or 11.9%, to $140.4 million for fiscal 2006 from $125.5 million for fiscal 2005. Gross profit expressed as a percentage of total revenue increased to 31.4% for fiscal 2006, from 30.2% for fiscal 2005. The increase in gross profit as a percentage of total revenue was primarily driven by the recognition of gift certificate and gift card breakage revenue. Product cost of sales increased slightly during fiscal 2006 as a percentage of total revenue compared to the prior period primarily due to higher levels of promotional activity during the first half of the year. Store occupancy costs decreased slightly as a percentage of total revenue, as the shift of the store base off-mall resulted in a decline in rents per square foot leading to sales leverage. Freight expenses decreased as a percentage of total revenue despite rising fuel costs as we realized savings throughout the year due to the implementation of changes in our store delivery methods. Central distribution costs were unchanged as a percentage of net sales for the year.

Compensation and benefits.  Compensation and benefits, including both store and corporate personnel, was $77.5 million, or 17.3% of total revenue, for fiscal 2006 as compared to $70.5 million, or 17.0% for fiscal 2005. The increase in the compensation and benefits ratio was primarily due to the negative comparable store sales performance. At the store level, payroll costs increased as a percentage of total revenue versus the prior year due to the comparable store sales decline and our inability to reduce hours enough to offset the impact. At the corporate level, we incurred a pre-tax expense of approximately $400,000 related to the first quarter termination of our former Chief Executive Officer. During the second quarter of fiscal 2006, we incurred a pre-tax expense of approximately $728,000 related to the post-retirement benefit agreement with our current Chief Executive Officer. We also incurred a pre-tax expense of approximately $741,000 related to our implementation of SFAS 123(R), the new accounting pronouncement concerning stock-based compensation. The Company also recognized approximately $191,000 in pre-tax stock compensation expense related to a restricted stock grant during the 53 week period ended February 3, 2007. Excluding the impact of these factors, corporate compensation and benefits declined as a percentage of sales due to tight management of corporate salaries and reduced hiring activity.

Other operating expenses.  Other operating expenses, including both store and corporate costs, were $44.8 million, or 10.0% of total revenue, for fiscal 2006 as compared to $39.5 million, or 9.5% of total revenue, for fiscal 2005. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative comparable store sales performance and the lack of a positive leveraging effect on the fixed components of store and corporate operating expenses. Store-level operating expenses increased slightly as a percentage of total revenue due to higher utility costs related to our larger off-mall stores and increases in insurance expense. These increases were partly offset by a decrease in spending on advertising and promotion. Corporate-level operating expenses decreased slightly as a percentage of total revenues compared to prior year. This decline reflected reductions in both professional fees as well as relocation expenses related to new hire activity.

Impairment charge.  During the third quarter of fiscal 2006, we incurred a charge related to the impairment of fixed assets of certain underperforming stores in the pre-tax amount of approximately $688,000, or $0.02 per share.

Depreciation and amortization.  Depreciation and amortization expense was $18.1 million, or 4.0% of net sales, for fiscal 2006 as compared to $15.2 million, or 3.7% of net sales, for fiscal 2005. The increase in depreciation and amortization was the result of the negative comparable store sales performance, along with the growth of the store base. Additionally, lease terms for many of our recent off-mall store openings have been shorter than the historical lease term for a mall store, resulting in higher amortization expense on the associated leasehold improvements for these stores.

Interest expense, net.  Interest expense was flat as a percentage of sales due to similar average revolver borrowings compared to the prior year period.

Other income, net.  Other income was higher than the prior year primarily due to the receipt of insurance proceeds of approximately $284,000 related to property damage caused by Hurricane Katrina.

Income provision (benefit).  Income tax benefit was 10.8% of the loss before income taxes for fiscal 2006 as compared to a provision of 47.4% of income before income taxes for the prior year period. The tax rate for fiscal 2006 reflects the impact of permanent differences associated with stock compensation expense recorded under SFAS 123(R) as certain of the stock options outstanding are not structured to result in deductions on our income tax return.

Net income (loss).  As a result of the foregoing, we reported a net loss of $140,000, or $(0.01) per diluted share for fiscal 2006 compared to $229,000, or $0.01 per diluted share for fiscal 2005.

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

Net sales.  Net sales increased by 5.2% to $415.1 million for fiscal 2005 from $394.4 million for fiscal 2004. The net sales increase in fiscal 2005 resulted primarily from the opening of new stores. We opened 59 new stores in fiscal 2005 and 54 new stores in fiscal 2004, and we closed 32 stores in fiscal 2005 and 14 stores in fiscal 2004. Our net sales also benefited from sales increases from expanded, remodeled or relocated stores, which are excluded from our comparable store base. The impact of these changes in the store base was offset by a decline of 6.9% in comparable store sales for fiscal 2005. During fiscal 2004, comparable store sales decreased 5.0%. Comparable store sales in our mall store locations were down 8.5% for the year, while comparable store sales for our off-mall store locations were down 0.6%. Lower customer traffic was the primary reason for the decrease in comparable store sales. We attributed the traffic declines to a combination of the challenging competitive environment in the home décor sector as well as our inability to present a compelling merchandise assortment to our customer base. Declines in customer traffic were most evident in our mall stores, as malls generally have been attracting fewer of our core female customers. Key categories that outperformed the prior year included candles, furniture, alternative wall décor, mirrors and textiles. These increases were offset by declines in art, lamps, garden, gift/novelty and seasonal. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $44.2 million over the prior year. This increase was partially offset by the negative comparable store sales performance, which accounted for a $23.5 million decrease from the prior year. The comparable store sales performance was characterized by a higher average dollar transaction offset by lower transaction volumes.

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

Net income.  As a result of the foregoing, net income was $229,000, or $0.01 per diluted share for fiscal 2005 compared to $6.6 million, or $0.34 per diluted share for fiscal 2004.

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

Cash flows from operating activities.  Net cash provided by operating activities was $29.5 million, $20.2 million and $30.3 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. During fiscal 2006, net cash provided by operating activities increased primarily due to a reduction in overall inventory levels at year end when compared with inventory level increases at the end of fiscal 2005. Inventory levels decreased 9% over the prior year as we carefully managed our open-to-buy dollars throughout fiscal 2006 in response to a difficult sales environment. Operating cash flow for fiscal 2005 decreased compared to fiscal 2004 due to reduced earnings performance.

Cash flows from investing activities.  Net cash used in investing activities was $19.4 million, $23.5 million and $30.0 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. These amounts consisted primarily of capital expenditures offset slightly by proceeds received from the sale of certain assets as well as the repayment of a shareholder loan. These capital expenditures primarily included investments in new store leasehold improvements; existing store remodels; information technology assets for stores, the distribution center, and the corporate headquarters; and materials handling and related equipment for our new distribution facility, which was occupied in the second quarter of fiscal 2004. New store leasehold improvements comprises the large majority of our capital expenditures. During fiscal 2006, we opened 49 new stores. We expect that capital expenditures for fiscal 2007 will range from $17 to $18 million, primarily to fund the leasehold improvements of approximately 30 new stores, the maintenance of our investments in stores, information technology, and the distribution center, and our establishment of a satellite office in Nashville, Tennessee. We also expect that capital expenditures, including leasehold improvements, furniture and fixtures, and equipment for our fiscal 2007 new stores will average approximately $380,000 to $410,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.

Cash flows from financing activities.  Net cash provided by financing activities was $0.4 million, $0.3 million and $0.2 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Cash flows from financing activities for fiscal 2006 were primarily comprised of borrowings and repayments under our revolving credit facility. The facility was drawn to a peak of $13.2 million and paid down to zero by the end of the fiscal year. During fiscal 2005 and fiscal 2004, cash flows from financing activities also primarily related to bank revolver activity. We borrowed to a peak of $11.9 million and $18.7 million and paid down to zero by the end of the year for fiscal 2005 and fiscal 2004, respectively. Cash flows from financing activities also include cash received for exercises of employee stock options, as well as cash paid for issue costs on indebtedness.

Revolving credit facility.  Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (5.34% at February 3, 2007) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of February 3, 2007, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility.

At February 3, 2007, our balance of cash and cash equivalents was $25.4 million and the borrowing availability under our facility was $19.5 million (net of the $3 million availability block as described above). We believe that these sources of cash, together with cash provided by our operations, will be adequate to carry out our fiscal 2007 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Contractual obligations.  The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of February 3, 2007. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in millions)

Operating lease obligations(1)	$321.8	$60.8	$98.1	$67.4	$95.5
Purchase obligations(2)	$47.3	$47.3	—	—	—

Total	$369.1	$108.1	$98.1	$67.4	$95.5

(1)	Operating leases consist of future minimum rental payments required under non-cancelable operating leases and does not include future minimum sublease rentals. The amounts included above primarily consist of operating leases for our store locations and distribution facilities, but also include operating leases for certain equipment and vehicles.

(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of February 3, 2007.

Effective May 30, 2006, the Company entered into a letter agreement with its Chief Executive Officer, providing for certain compensatory and health benefits which take effect when he no longer works for the Company. This agreement resulted in a charge of approximately $419,000, net of tax, or $0.02 per share, during the 53-week period ended February 3, 2007. This charge has been included as a component of compensation and benefits within the consolidated statements of operations.

Off-Balance Sheet Arrangements

None

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

Our strongest sales period is the fourth quarter of our fiscal year when we generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income. In anticipation of the increased sales activity during the fourth quarter of our fiscal year, we purchase large amounts of inventory and hire temporary staffing help for our stores. Our operating performance could suffer if net sales were below seasonal norms during the fourth quarter of our fiscal year.

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2006 and fiscal 2005. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown. Fiscal 2006 results reflect a 53-week retail calendar, while fiscal 2005 reflects a 52-week retail calendar.

	Fiscal 2006 Quarter Ended
	April 30,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Total revenue(1)	$92,605	$90,958	$95,802	$167,463
Gross profit(2)	27,842	21,876	28,808	61,833
Operating income (loss)(3)	(5,288)	(10,042)	(5,028)	19,680
Net income (loss)	(3,025)	(5,574)	(2,933)	11,392
Earnings (loss) per share:
Basic	(0.16)	(0.29)	(0.15)	0.59
Diluted	(0.16)	(0.29)	(0.15)	0.58
Stores open at end of period	338	342	356	349
Comparable store net sales increase (decrease)	(5.1)%	(9.0)%	(6.7)%	(6.1)%

	Fiscal 2005 Quarter Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Total revenue(1)	$84,715	$86,768	$90,200	$153,409
Gross profit(2)	26,735	19,572	25,684	53,479
Operating income (loss)(3)	(2,849)	(9,438)	(4,073)	16,565
Net income (loss)	(1,656)	(5,689)	(2,479)	10,053
Earnings (loss) per share:
Basic	(0.09)	(0.29)	(0.13)	0.52
Diluted	(0.09)	(0.29)	(0.13)	0.51
Stores open at end of period	312	313	334	347
Comparable store sales increase (decrease)	(10.4)%	(10.2)%	(3.4)%	(5.0)%

(1)	For the fiscal year ended February 3, 2007, total revenue includes revenue recognized on unredeemed gift certificates and gift cards of $3.6 million. There was no revenue recognized on unredeemed gift certificates or gift card balances prior to fiscal 2006.

(2)	During the second quarter of fiscal 2005 and 2006, we experienced an increased level of markdown activity which resulted in a lower gross profit when compared to first and third quarter of each fiscal year.

(3)	During the fourth quarter of fiscal 2006 the Company recorded a change in estimate of $1.4 million related to breakage of discount certificates issued to its private label credit card customers, which has been recorded as an increase in other operating expenses, resulting in an increase in net loss of $0.04 per diluted share.

Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future.

Recent Accounting Pronouncements

In February 2006, the FASB Emerging Issues Task Force (“EITF”) issued a proposed EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), (“EITF No. 06-3”). The EITF reached a tentative consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company does not expect that adoption of this pronouncement will have a significant impact on its consolidated financial statements.

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

FIN 48 requires that changes in tax positions recorded in a company’s financial statements at the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption. FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006. The Company anticipates adopting the provisions of this interpretation during the first quarter of fiscal 2007. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.

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

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify misstatements in prior year financial statements. Staff Accounting Bulletin No. 108 requires quantification of misstatements in prior year financial statements based on the effects of the misstatements on the company’s financial statements and the related financial statement disclosures during the period a misstatement is corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our financial statements.

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

As of February 3, 2007, we had no outstanding borrowings under our revolving credit facility. All amounts borrowed throughout the year under our revolving credit facility were entered into for other than trading purposes.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of February 3, 2007.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2007 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 3, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 4, 2007, information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K, and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer, our President and Chief Operating Officer, and Chief Financial Officer, which has been posted on the “Investor Relations” section of our web site. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

Information concerning the Audit Committee of the Board of Directors, appearing under the caption “Information About the Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference in response to this Item 10.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	Outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	951,139	$7.88	1,857,280
Equity compensation plans not approved by security holders	NA	NA	NA
Total	951,139	$7.88	1,857,280

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the section titled “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

The information contained in the section titled “Information About the Board of Directors — Independence” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accounting Fees and Services

The information contained in the section titled “Other Matters — Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

Item 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) 1. Financial Statements

The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Reports of Independent Registered Public Accounting Firms	40
Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006	41
Consolidated Statements of Operations for the 53 Weeks Ended February 3, 2007, 52 Weeks Ended January 28, 2006 and 52 Weeks Ended January 29, 2005	42
Consolidated Statements of Shareholders’ Equity for the 53 Weeks Ended February 3, 2007, 52 Weeks Ended January 28, 2006 and 52 Weeks Ended January 29, 2005	43
Consolidated Statements of Cash Flows for the 53 Weeks Ended February 3, 2007, 52 Weeks Ended January 28, 2006 and 52 Weeks Ended January 29, 2005	44
Notes to Consolidated Financial Statements	45

2. Schedules

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheet of Kirkland’s, Inc. as of February 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year (53 weeks) then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. at February 3, 2007, and the consolidated results of its operations and its cash flows for the year (53 weeks) then ended in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Memphis, Tennessee
May 2, 2007

To the Board of Directors and Shareholders of Kirkland’s, Inc.:

In our opinion, the consolidated balance sheet as of January 28, 2006 and the related consolidated statements of income, shareholders’ equity and cash flows for each of two years in the period ended January 28, 2006 present fairly, in all material respects, the financial position of Kirkland’s, Inc. and its subsidiaries at January 28, 2006, and the results of their operations and their cash flows for each of the two years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Memphis, Tennessee
April 10, 2006

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	February 3, 2007	January 28, 2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$25,358	$14,968
Inventories, net	44,790	49,180
Prepaid expenses and other current assets	5,399	6,829
Deferred income taxes	2,673	1,854

Total current assets	78,220	72,831
Property and equipment, net	71,314	72,091
Other assets	1,932	1,662

Total assets	$151,466	$146,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,572	$24,231
Income taxes payable	996	824
Accrued expenses	25,796	23,210

Total current liabilities	47,364	48,265
Deferred income taxes	1,713	1,750
Deferred rent	31,693	28,521
Other liabilities	2,714	1,640

Total liabilities	83,484	80,176

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 3, 2007, and January 28, 2006	—	—
Common stock, no par value, 100,000,000 shares authorized; 19,627,065 and 19,343,643 shares issued and outstanding at February 3, 2007, and January 28, 2006, respectively	140,761	139,047
Accumulated deficit	(72,779)	(72,639)

Total shareholders’ equity	67,982	66,408

Total liabilities and shareholders’ equity	$151,466	$146,584

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(53 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands, except per share data)

Net sales	$443,248	$415,092	$394,429
Gift certificate and gift card breakage revenue	3,580	—	—

Total revenue	446,828	415,092	394,429
Cost of sales (exclusive of depreciation and amortization as shown below)	306,469	289,622	267,638

Gross profit	140,359	125,470	126,791
Operating expenses:
Compensation and benefits	77,465	70,459	66,389
Other operating expenses	44,800	39,487	36,866
Impairment charge	688	164	401
Depreciation and amortization	18,084	15,155	11,654

Total operating expenses	141,037	125,265	115,310
Operating income (loss)	(678)	205	11,481
Interest expense	278	242	923
Interest income	(292)	(184)	(96)
Other income, net	(507)	(288)	(233)

Income (loss) before income taxes	(157)	435	10,887
Income tax provision (benefit)	(17)	206	4,298

Net income (loss)	$(140)	$229	$6,589

Earnings (loss) per share:
Basic	$(0.01)	$0.01	$0.34

Diluted	$(0.01)	$0.01	$0.34

Weighted average shares for basic earnings per share	19,433	19,318	19,231
Effect of dilutive stock equivalents	—	254	310

Adjusted weighted average shares for diluted earnings per share	19,433	19,572	19,541

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Total
	Common Stock		Loan to	Accumulated	Shareholders’
	Shares	Amount	Shareholder	Deficit	Equity
	(In thousands, except share data)

Balance at January 31, 2004	19,166,022	$138,149	$(620)	$(79,457)	$58,072
Exercise of stock options and employee stock purchases	98,390	349			349
Tax benefit from exercise of stock options		109			109
Net interest paid on shareholder loan			1		1
Net income				6,589	6,589

Balance at January 29, 2005	19,264,412	$138,607	$(619)	$(72,868)	$65,120
Exercise of stock options and employee stock purchases	79,231	412			412
Tax benefit from exercise of stock options		28			28
Repayment of shareholder loan			619		619
Net income				229	229

Balance at January 28, 2006	19,343,643	$139,047	$—	$(72,639)	$66,408
Exercise of stock options and employee stock purchases	133,422	781			781
Tax benefit from exercise of stock options		1			1
Restricted stock issued	150,000				—
Non-cash stock compensation		932			932
Net loss				(140)	(140)

Balance at February 3, 2007	19,627,065	$140,761	$—	$(72,779)	$67,982

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(53 Weeks)	(52 Weeks)	(52 Weeks)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(140)	$229	$6,589
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	18,084	15,155	11,654
Amortization of tenant allowance	(6,753)	(4,114)	(2,447)
Write-off of unamortized debt issue costs	—	—	139
Amortization of debt issue costs	20	20	147
Impairment charge	688	164	401
Non-cash stock compensation charge	932	—	209
Loss on disposal of property and equipment	1,449	693	192
Deferred income taxes	(856)	(1,215)	3,450
Changes in assets and liabilities:
Inventories, net	4,390	(12,107)	4,501
Prepaid expenses and other current assets	1,430	(551)	1,292
Other noncurrent assets	(290)	(205)	—
Accounts payable	(3,659)	2,032	2,204
Income taxes payable	173	2,976	(8,502)
Accrued expenses and other noncurrent liabilities	14,015	17,094	10,510

Net cash provided by operating activities	29,483	20,171	30,339

Cash flows from investing activities:
Shareholder loan repayments	—	619	1
Proceeds from sale of property and equipment	61	33	4
Capital expenditures	(19,505)	(24,116)	(30,025)

Net cash used in investing activities	(19,444)	(23,464)	(30,020)

Cash flows from financing activities:
Borrowings on revolving line of credit	182,435	196,796	80,283
Repayments on revolving line of credit	(182,435)	(196,796)	(80,283)
Exercise of stock options and employee stock purchases	351	361	259
Debt issue costs	—	(12)	(89)

Net cash provided by financing activities	351	349	170

Cash and cash equivalents:
Net increase (decrease)	$10,390	$(2,944)	$489
Beginning of the year	14,968	17,912	17,423

End of the year	$25,358	$14,968	$17,912

Supplemental cash flow information:
Interest paid	$238	$221	$405

Income taxes paid (refunded)	$664	$(1,556)	$9,349

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home décor with 349 stores in 37 states as of February 3, 2007. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2006 represented 53 weeks ended on February 3, 2007; fiscal 2005 represented 52 weeks ended on January 28, 2006; and fiscal 2004 represented 52 weeks ended on January 29, 2005.

Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and investments with maturities of 90 days or less at the date of purchase.

Cost of sales and inventory valuation — Cost of sales includes all costs of product purchased from vendors, including inbound freight to the extent that it is not included in the vendor pricing. Receiving costs, inspection costs, warehousing costs, internal transfer costs, outbound freight, and all overhead associated with our distribution facility and its network are included in cost of sales. Our cost of sales also includes store occupancy costs. Our inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur throughout the fiscal year. We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise.

Vendor allowances — We receive various payments and allowances from our vendors, including rebates and other credits. The amounts received are subject to the terms of vendor agreements, which generally do not state an expiration date, but are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions and changes in the profitability, quality, or sell-through of the related merchandise. For all such vendor allowances, the Company applies the guidance pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), by recording the vendor funds as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold. The Company’s vendor funding arrangements generally do not provide for any reimbursement arrangements that are for specific, incremental, identifiable costs that are permitted under EITF 02-16 for the funding to be recorded as a reduction to advertising or other operating, selling, general and administrative expenses.

Prepaid expenses and other current assets — Prepaid expenses and other current assets consist primarily of prepaid rent, prepaid insurance and receivables from landlords for tenant allowances. Tenant allowance receivables were $635,000 and $2,754,000 at February 3, 2007, and January 28, 2006, respectively.

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

Impairment of long-lived assets — In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the recoverability of the carrying amounts of long-lived assets, such as property and equipment,

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covered by this standard whenever events or changes in circumstances dictate that the carrying value may not be recoverable. As part of the evaluation, we review performance at the store level to identify any stores with current period cash flow losses that should be considered for impairment. We compare the sum of the undiscounted expected future cash flows with the carrying amounts of the assets. If impairment is indicated by the above evaluation, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as an impairment loss where fair value is estimated based on discounted expected future cash flows. Cash flows for retail assets are identified at the individual store level. Our judgments regarding a store’s ability to realize undiscounted cash flows in excess of the carrying amounts of store assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of its long-lived assets, these factors could cause the Company to realize material impairment charges.

The Company recorded an impairment of $688,000, and $164,000 during fiscal 2006, and fiscal 2005, respectively, which represents the impairment of the leasehold improvements, furniture and fixtures, and equipment of stores. As of February 3, 2007, and January 28, 2006 these stores had a remaining carrying value of long-lived assets totaling $647,000 and $364,000, respectively.

Goodwill — The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is not amortized but reviewed for impairment on an annual basis during each fourth quarter or more frequently when events and circumstances indicate that an impairment may have occurred. No impairment losses were recorded in the three years ended February 3, 2007.

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

Customer loyalty program — During fiscal 2004, the Company established a private-label credit card program for its customers. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. All cardholders are automatically enrolled in a loyalty program whereby cardholders earn loyalty points in return for making purchases in the Company’s stores. Attaining specified loyalty point levels results in the issuance of discount certificates to the cardholder. The Company accrues for the expected liability associated with the discount certificates issued as well as the accumulated points that have not yet resulted in the issuance of a certificate adjusted for expected redemption rates. This accrual is included within accrued expenses on the consolidated balance sheet and the changes to the accrual are included within other operating expenses on the consolidated statements of operations. During fiscal 2006, the Company recorded a change of estimate of $1.4 million ($864,000 after tax), or $0.04 per diluted share, related to the anticipated breakage of discount certificates issued to its private label credit card customers.

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company may not pay rent during the construction period for its new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of entry to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. The cumulative net excess of recorded rent expense over lease payments totaled $8.1 million, of which $1.3 million was reflected as a current liability in accrued expenses and $6.8 million was reflected as a long-term liability in deferred rent in the consolidated balance sheet as of February 3, 2007. As of January 28, 2006, $1.0 million was reflected as a current liability in accrued expenses and $6.5 million was reflected as a long-term liability in deferred rent in the consolidated balance sheet.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of February 3, 2007, the unamortized amount of construction allowances totaled $30.9, of which $6.0 million was reflected as a current liability in accrued expenses and $24.9 million was reflected as a long-term liability in deferred rent in the consolidated balance sheet as of February 3, 2007. As of January 28, 2006, $5.5 million was reflected as a current liability in accrued expenses and $22.0 was reflected as a long-term liability in deferred rent in the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes. Revenues from our gift certificates and gift cards are recognized as revenue when tendered for payment. While we will continue to honor all gift certificates and gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift certificates and gift card balances due to, among other things, long periods of inactivity. In fiscal 2006, the Company began using the Redemption Recognition Method to account for breakage for unused gift card and gift certificate amounts where breakage is recognized as gift certificates or gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting certificate or card balances to government agencies under unclaimed property laws, gift certificate and gift card balances are recognized in the consolidated statement of operations as revenue. After completing a review of its historical redemption patterns, the Company recognized $3.6 million of revenue and operating income ($2.2 million after tax), or $0.11 per diluted share, related to gift certificate and gift card breakage during fiscal 2006. There was no revenue recognized on unredeemed gift certificates or gift card balances during the fiscal years ended January 28, 2006 or January 29, 2005 because sufficient data was not available during those periods to support an alternative position.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as employee health benefits, 401(k) plan benefits, social security and unemployment taxes.

Stock options and warrants — As of January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires us to value and record, as compensation expense, stock awards granted to employees under a fair value based method. Prior to January 29, 2006, we accounted for stock awards granted to employees under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Except for certain options which were granted at an exercise price below the market value of the Company’s underlying common stock on the grant date, no compensation expense was previously recognized for stock options granted to employees prior to adopting SFAS 123(R).

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 28, 2006 and to those which are unvested at January 28, 2006. We have adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized since January 28, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the purchase date fair value and the employee purchase price. This compensation expense was recorded in the statements of operations with a corresponding credit to common stock for the 53-week periods ended February 3, 2007.

Other operating expenses — Other operating expenses consist of such items as insurance, advertising, property taxes, supplies, losses on disposal of assets and various other store and corporate expenses.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preopening expenses — Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising expenses — Advertising costs are expensed in the period in which the advertising first takes place. Advertising expense was $4,296,000, $4,978,000, and $4,192,000 for fiscal years 2006, 2005 and 2004, respectively.

Other income — Other income consists of sales tax rebates of $213,000, $183,000, and $170,000 for fiscal years 2006, 2005 and 2004, respectively, and other miscellaneous income of $293,000, $105,000, and $64,000 for fiscal years 2006, 2005 and 2004, respectively.

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

Fair value of financial instruments — SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair values of most on and off balance sheet financial instruments for which it is practicable to estimate that value. The Company has financial instruments, including cash and cash equivalents, accounts receivable, other current assets and accounts payable. The carrying amounts of these financial instruments approximate fair value because of their short maturities.

Earnings per share — Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. The diluted loss per share amount for fiscal 2006 has been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive. Stock options that were not included in the diluted earnings per share computation because they would have been ant-dilutive were approximately 667,000 shares at January 28, 2006, and 177,000 shares at January 29, 2005.

Comprehensive income  — Comprehensive income does not differ from the consolidated net income (loss) presented in the consolidated statements of operations.

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

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements — In June 2006, the FASB Emerging Issues Task Force (“EITF”) issued EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), (“EITF No. 06-3”). The EITF reached a consensus that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF No. 06-3. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which a statement of operations is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company does not expect that adoption of this pronouncement will have a significant impact on its consolidated financial statements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will require companies to assess each income tax position taken using a two step process. A determination is first made as to whether it is more likely than not that the position will be sustained, based upon the technical merits, upon examination by the taxing authorities. If the tax position is expected to meet the more likely than not criteria, the benefit recorded for the tax position equals the largest amount that is greater than 50% likely to be realized upon ultimate settlement of the respective tax position. The interpretation applies to income tax expense as well as any related interest and penalty expense.

FIN 48 requires that changes in tax positions recorded in a company’s financial statements at the adoption of this interpretation be recorded as an adjustment to the opening balance of retained earnings for the period of adoption. FIN 48 will generally be effective for public companies for the first fiscal year beginning after December 15, 2006. The Company anticipates adopting the provisions of this interpretation during the first quarter of fiscal 2007. The Company is currently evaluating the potential impact that the adoption of this interpretation will have on its financial position and results of operations.

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

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 eliminates the diversity of practice surrounding how public companies quantify misstatements in prior year financial statements. Staff Accounting Bulletin No. 108 requires quantification of misstatements in prior year financial statements based on the effects of the misstatements on the company’s financial statements and the related financial statement disclosures during the period a misstatement is corrected. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on our financial statements.

Reclassifications — Certain prior year amounts have been reclassified to conform to current year classifications.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Property and Equipment

Property and equipment is comprised of the following (in thousands):

	February 3,	January 28,
	2007	2006

Land	$402	$402
Buildings	3,481	3,481
Equipment	33,407	32,789
Furniture and fixtures	47,912	45,877
Leasehold improvements	60,155	54,174
Projects in progress	399	498

	145,756	137,221
Less: accumulated depreciation	74,442	65,130

	$71,314	$72,091

Note 3 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	February 3,	January 28,
	2007	2006

Salaries and wages	$3,641	$2,428
Gift certificates and store credits	6,735	8,587
Self-insurance	771	492
Sales taxes	2,668	2,003
Deferred rent	7,269	6,493
Other	4,712	3,207

	$25,796	$23,210

Note 4 — Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	53 Weeks
	Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Current
Federal	$784	$1,110	$730
State	55	311	118

	$839	$1,421	$848

Deferred
Federal	$(756)	$(927)	$2,847
State	(100)	(288)	603

	(856)	(1,215)	3,450

	$(17)	$206	$4,298

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	February 3,	January 28,
	2007	2006

Current deferred tax assets:
Inventory valuation methods	$333	$467
Prepaid assets	(285)	(315)
Accruals	2,625	1,702

Total current deferred tax assets	2,673	1,854

Noncurrent deferred tax assets:
Deferred rent and other	3,845	3,048
Net operating loss and credit carryforwards	101	150

Total noncurrent deferred tax assets	3,946	3,198
Noncurrent deferred tax liabilities:
Property and equipment	(5,659)	(4,948)

Net noncurrent deferred tax asset (liability)	$(1,713)	$(1,750)

A reconciliation of the provision for income taxes to the amount computed by applying the federal statutory tax rate of 35.0% to income before income taxes for the periods indicated below, respectively, is as follows:

	53 Weeks
	Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Federal tax at statutory federal income tax rate	$(55)	$152	$3,811
State income taxes, net of federal benefit	28	15	468
Other permanent differences	10	39	19

	$(17)	$206	$4,298

The Company had an aggregate of $1.1 million and $2.2 million in net operating loss carryforwards in certain states at February 3, 2007 and January 28, 2006, respectively. These carryforwards will expire, if unused in 2014 through 2018. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to the likelihood of full utilization of the remaining state net operating loss carryforwards, no valuation allowance has been provided as of February 3, 2007 and January 28, 2006.

Note 5 — Senior Credit Facility

Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (5.34% at February 3, 2007) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of February 3, 2007, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $19.5 million in borrowing availability (net of the $3 million availability block as described above).

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

Note 6 — Long-Term Leases

The Company leases retail store facilities, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2019. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense under operating leases was $35,205,000, $32,905,000, and $31,349,000 in fiscal years 2006, 2005, and 2004, respectively. Contingent rental expense was $155,000, $381,000, and $564,000, for fiscal years 2006, 2005 and 2004, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $60,784,000 in 2007; $53,899,000 in 2008; $44,204,000 in 2009; $36,919,000 in 2010; $30,522,000 in 2011 and $95,463,000 thereafter.

Note 7 — Employee Benefit Plans

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

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled on or after January 28, 2006 and to those which were unvested at January 28, 2006. The Company has adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized after January 28, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through the Company’s employee stock purchase plan post-adoption, which represents the difference between the purchase date fair value and the employee purchase price. This compensation expense was recorded in the statement of operations with a corresponding credit to common stock for the 53 week period ended February 3, 2007.

As the Company adopted SFAS 123(R) under the modified prospective transition method, results from prior periods have not been restated. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement 123 in

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 2005 and 2004. For purposes of this pro forma disclosure, the value of the options has been estimated using the Black-Scholes option pricing model for all option grants.

	52-Week
	Period Ended
	January 28,	January 29,
	2006	2005
	(In thousands, except per share amounts)

Net income, as reported	$229	$6,589
Add: Share-based compensation cost, net of taxes, included in reported net income	—	209
Deduct: Total pro-forma share-based compensation expense, net of taxes, determined under SFAS 123 for all awards	(844)	(648)

Pro forma net income (loss)	$(615)	$6,150

Earnings (loss) per share:
Basic as reported	$0.01	$0.34

Basic pro forma	$(0.03)	$0.32

Diluted as reported	$0.01	$0.34

Diluted pro forma	$(0.03)	$0.31

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model based upon the following assumptions: expected volatility ranging from 37.4% to 39.1% for fiscal 2005 and 41.9% to 47.3% for fiscal 2004; risk-free interest rates ranging from 3.5% to 4.3% in fiscal 2005, and 3.4% to 3.9% in fiscal 2004; expected lives of 5 years; and no expected dividend payments.

Under SFAS 123(R), forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. Under SFAS 123, the Company elected to account for forfeitures when awards were actually forfeited, at which time all previous pro forma expense was reversed to reduce pro forma expense for that period. The Company’s forfeiture estimate has a minimal effect on expense as the majority of the share based awards vest quarterly

For the 53 week period ended February 3, 2007, the adoption of SFAS 123(R)’s fair value method resulted in additional stock compensation expense (included as a component of compensation and benefits on the statement of operations) related to stock options and the employee stock purchase plan than if the Company had continued to account for share-based compensation under APB 25. This additional stock compensation increased pre-tax loss by approximately $741,000 for the 53 week period ended February 3, 2007. The additional stock compensation increased net loss by approximately $562,000, or $0.03 per diluted share for the 53 week period ended February 3, 2007. The Company also recognized approximately $191,000 in pre-tax stock compensation expense related to a restricted stock grant during the 53 week period ended February 3, 2007. The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

The fair value of each option is recorded as compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of options granted in the 53 week period ended February 3, 2007 and a summary of the methodology applied to develop each assumption are as follows:

Expected price volatility	0.43
Risk-free interest rate	5.0%
Expected life	5.9	years
Forfeiture rate	5%
Dividend yield	0%

Expected Price Volatility — This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes to the date of grant over a past period beginning one year following the Company’s initial public offering date. An increase in the expected volatility will increase compensation expense.

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

Stock options — On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of February 3, 2007, options to purchase 211,556 shares of common stock were outstanding under the 1996 Plan at exercise prices ranging from $1.29 to $1.73. Options issued to employees under the 1996 Plan have maximum contractual terms of 10 years and vest ratably over 3 years. No additional options may be granted under the 1996 Plan.

In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. Options issued to non-employee directors vest immediately on the date of the grant. As of February 3, 2007, options to purchase 739,583 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $5.34 to $18.55 per share.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about employee stock options outstanding and exercisable at February 3, 2007:

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
	Number	Contractual	Weighted Average	Number	Weighted Average
Range of Exercise Prices	of Shares	Life (In Years)	Exercise Price	of Shares	Exercise Price

$1.29	182,737	4.8	$1.29	182,737	$1.29
$1.73	28,819	0.4	$1.73	28,819	$1.73
$5.34 - $10.90	597,083	8.8	$8.38	245,397	$9.80
$11.05 - $18.55	142,500	6.9	$15.47	134,165	$15.74

Total	951,139	7.5	$7.88	591,118	$8.13

At February 3, 2007, the aggregate intrinsic value of all outstanding in-the-money options was $815,000 with a weighted average remaining contractual term of 4.5 years, and a weighted average exercise price of $1.35. All in-the-money options are currently exercisable. Shares reserved for future option grants approximated 1.5 million at February 3, 2007. The weighted average grant date fair value of options granted during the 53 week period ended February 3, 2007 was $3.09 and $2.98 for fiscal 2005. As of February 3, 2007, unrecognized stock compensation expense related to the unvested portion of our stock options and restricted stock grant was approximately $984,000 and $898,000, respectively, which is expected to be recognized over a weighted average period of 1.5 years and 4.1 years respectively.

Transactions under the Company’s stock option plans in each of the periods indicated are as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at February 1, 2004	601,243	$5.91
Options granted	145,000	$9.90
Options exercised	(82,763)	$1.44
Options forfeited	(25,625)	$9.85

Balance at January 29, 2005	637,855	$7.24
Options granted	560,000	$10.01
Options exercised	(40,340)	$1.39
Options forfeited	(41,320)	$15.12

Balance at January 28, 2006	1,116,195	$8.55
Options granted	380,000	$6.37
Options exercised	(78,369)	$1.30
Options forfeited	(466,687)	$9.35

Balance at February 3, 2007	951,139	$7.88

Options Exercisable As of:
February 3, 2007	591,118	$8.13

January 28, 2006	510,356	$6.85

January 29, 2005	460,345	$5.22

Restricted Stock — During the first quarter of fiscal 2006, the Company granted 150,000 shares of restricted stock to its President and Chief Operating Officer. The value of this grant was measured at the

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of the Company’s common stock on the service inception date. The award will fully vest after five years of continuous employment with the Company. Half of the restricted stock grant is subject to accelerated vesting if a pre-established performance target is met after issuance. Since achieving this performance condition is not yet probable as of February 3, 2007, the Company recognizes compensation expense related to this award ratably over the five-year vesting period. The Company also issued a restricted stock unit (RSU) grant of 100,000 shares of common stock to its President and Chief Operating Officer during the same period. The entire RSU grant will vest only when a pre-determined performance condition is met by the Company. Since achieving this performance condition is not yet probable as of February 3, 2007, no compensation expense has been recognized to date related to the RSU grant.

On November 27, 2001, the Company granted options to purchase 505,841 shares of common stock to certain employees at an exercise price of $1.29 per share. The estimated fair value of the Company’s common stock was greater than the exercise price of the stock options on the date of grant. Accordingly, the Company has recognized compensation expense in accordance with the vesting provisions of the grant of approximately $209,000 for fiscal 2004. No expense was recorded related to this grant in fiscal years 2006 and 2005 due to the options becoming fully vested prior to the beginning of fiscal year 2005.

Employee Stock Purchase Plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2006, fiscal 2005, and fiscal 2004, there were 55,315, 41,294, and 21,175 shares of common stock, respectively, issued to participants under the ESPP.

401(k) Savings Plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion. This discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $261,000, $284,000, and $283,000 in fiscal 2006, 2005 and 2004, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2006, 2005 or 2004.

Deferred Compensation Plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contribution was approximately $60,000 and $57,000 in fiscal years 2006 and 2005, respectively.

Post-employment benefits — Effective May 30, 2006, the Company entered into a letter agreement with its Chief Executive Officer, providing for certain compensatory and health benefits which take effect when he no longer works for the Company. This agreement resulted in a charge of approximately $419,000, net of tax, or $0.02 per share, during the 53-week period ended February 3, 2007. This charge has been included as a component of compensation and benefits within the consolidated statements of operations.

Note 8 — Commitments and Contingencies

Financial instruments that potentially subject the Company to concentration of risk are primarily cash and cash equivalents. The Company places its cash and cash equivalents in insured depository institutions and limits the amount of credit exposure to any one institution within the covenant restrictions imposed by the Company’s debt agreements.

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

Exhibit
Number			Description

3	.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Annual Report on Form 10-K for the year ended February 1, 2003) (the “2002 Form 10-K”)
3	.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)
4	.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))
10	.1*	—	Loan and Security Agreement, dated as of October 4, 2004, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated October 8, 2004)
10	.2*	—	Amended and Restated Registration Rights Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins (Exhibit 10.2 to Amendment No. 1 to 2002 Form S-1)
10	.3+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)
10	.4+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)
10	.5+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))
10	.5+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)
10	.6*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)
10	.7*	—	Sublease Agreement by and between Southwind Properties and Kirkland’s dated March 5, 2001 (Exhibit 10.16 to the 2002 Form S-1)
10	.8*	—	Sublease Agreement by and between Phoenician Properties and Kirkland’s dated February 1, 2002, (Exhibit 10.17 to Amendment No. 1 to the 2002 Form S-1)
10	.9+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))
10	.10+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)
10	.11+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)
10	.12+*	—	Employment Agreement by and between Kirkland’s and Jack Lewis dated June 1, 2005 (Exhibit No. 10.20 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2005 (the “April 2005 Form 10-Q”)
10	.13+*	—	Compensation Policy for Independent Directors dated July 16, 2002 (Exhibit No. 10.21 to the April 2005 Form 10-Q)

Exhibit
Number			Description

10	.14+*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))
10	.15+*	—	Letter Agreement by and between Kirkland’s and Cathy David dated March 20, 2006 (Exhibit 99.3 to the March 22, 2006 Form 8-K)
10	.16+*	—	Restrictive Covenant Agreement by and between Kirkland’s and Cathy David dated March 20, 2006 (Exhibit 99.4 to the March 22, 2006 Form 8-K)
10	.17+*	—	Restrictive Stock Agreement by and between Kirkland’s and Cathy David dated March 22, 2006 (Exhibit 99.5 to the March 22, 2006 Form 8-K)
10	.18+*	—	Restricted Stock Unit Agreement by and between Kirkland’s and Cathy David dated March 22, 2006 (Exhibit 99.6 to the March 2006 Form 8-K)
10	.19+*	—	Release and Non-Disparagement Agreement by and between Kirkland’s and Jack Lewis dated February 17, 2006 (Exhibit 10.27 to our Annual Report on Form 10-K for the year ended January 28, 2006)
10	.20+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)
10	.21*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2007)
21	.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)
23.1		—	Consent of Ernst & Young LLP
23.2		—	Consent of PricewaterhouseCoopers LLP
31.1		—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of the Executive Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of the Executive Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirkland’s, Inc.

By:	/s/ Robert E. Alderson
Robert E. Alderson
Chief Executive Officer

Date:  May 2, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Alderson Robert E. Alderson	Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2007

/s/ W. Michael Madden W. Michael Madden	Vice President, Chief Financial Officer and Director (Principal Financial Officer)	May 2, 2007

/s/ Carl Kirkland Carl Kirkland	Director	May 2, 2007

/s/ Steven J. Collins Steven J. Collins	Director	May 2, 2007

/s/ David M. Mussafer David M. Mussafer	Director	May 2, 2007

/s/ Gabriel Gomez Gabriel Gomez	Director	May 2, 2007

/s/ R. Wilson Orr, III R. Wilson Orr, III	Director	May 2, 2007

/s/ Ralph T. Parks Ralph T. Parks	Director	May 2, 2007

/s/ Murray M. Spain Murray M. Spain	Director	May 2, 2007

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit
Number	Description

23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350