Form 10-Q
period 2007-05-05
KIRKLANDS INC
filed 2007-06-11
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 5, 2007	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

805 North Parkway
Jackson, Tennessee	38305
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of June 1, 2007, 19,647,127 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	May 5,	February 3,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$293	$25,358
Inventories, net	49,221	44,790
Income taxes receivable	4,272	—
Prepaid expenses and other current assets	6,483	5,399
Deferred income taxes	2,417	2,673

Total current assets	62,686	78,220
Property and equipment, net	69,547	71,314
Non current deferred income taxes	644	—
Other assets	2,083	1,932

Total assets	$134,960	$151,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$1,442	$—
Accounts payable	15,985	20,572
Accrued expenses	21,764	25,796
Income taxes payable	—	996

Total current liabilities	39,191	47,364
Deferred income taxes	—	1,713
Deferred rent	32,486	31,693
Other liabilities	2,674	2,714

Total liabilities	74,351	83,484

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,634,439 and 19,627,065 shares issued and outstanding at May 5, 2007, and February 3, 2007, respectively	140,966	140,761
Accumulated deficit	(80,357)	(72,779)

Total shareholders’ equity	60,609	67,982

Total liabilities and shareholders’ equity	$134,960	$151,466

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Periods Ended
	May 5,	April 29,
	2007	2006
Net sales	$82,314	$92,605
Cost of sales (exclusive of depreciation and amortization as shown below)	60,083	64,763

Gross profit	22,231	27,842
Operating expenses:
Compensation and benefits	18,221	18,530
Other operating expenses	11,418	10,315
Impairment charge	273	—
Depreciation and amortization	5,017	4,285

Total operating expenses	34,929	33,130

Operating loss	(12,698)	(5,288)

Interest expense	27	28
Interest income	(179)	(108)
Other income, net	(58)	(80)

Loss before income taxes	(12,488)	(5,128)
Income tax benefit	(4,989)	(2,103)

Net loss	$(7,499)	$(3,025)

Basic and diluted loss per share	$(0.38)	$(0.16)

Basic and diluted weighted average number of shares outstanding	19,483	19,383

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 3, 2007	19,627,065	$140,761	$(72,779)	$67,982
Cumulative effect of change in accounting principle (Note 3)			(79)	(79)
Exercise of employee stock options and employee stock purchases	7,374	34		34
Stock compensation		171		171
Net loss			(7,499)	(7,499)

Balance at May 5, 2007	19,634,439	$140,966	$(80,357)	$60,609

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13-Week Periods Ended
	May 5,	April 29,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,499)	$(3,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	5,017	4,285
Amortization of landlord construction allowance	(1,789)	(1,270)
Amortization of debt issue costs	5	5
Impairment charge	273	—
Loss on disposal of property and equipment	139	172
Stock compensation	171	195
Cumulative effect of change in accounting principle	(79)	—
Deferred income taxes	(2,101)	(381)
Changes in assets and liabilities:
Inventories, net	(4,431)	(682)
Prepaid expenses and other current assets	(1,084)	387
Other noncurrent assets	(156)	(126)
Accounts payable	(4,587)	(6,201)
Income taxes receivable / payable	(5,268)	(3,365)
Accrued expenses and other noncurrent liabilities	(1,490)	1,513

Net cash used in operating activities	(22,879)	(8,493)

Cash flows from investing activities:
Capital expenditures	(3,662)	(3,921)

Net cash used in investing activities	(3,662)	(3,921)

Cash flows from financing activities:
Borrowings on revolving line of credit	4,904	—
Repayments on revolving line of credit	(3,462)	—
Exercise of stock options and employee stock purchases	34	268

Net cash provided by financing activities	1,476	268

Cash and cash equivalents:
Net decrease	(25,065)	(12,146)
Beginning of the period	25,358	14,968

End of the period	$293	$2,822

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home décor in the United States, operating 347 stores in 37 states as of May 5, 2007. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2007.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 5, 2007, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
     As described more fully in the fiscal 2006 Form 10-K, during the fourth quarter of fiscal 2006, the Company began using the Redemption Recognition Method to account for breakage for unused gift card and gift certificate amounts where breakage is recognized as gift certificates or gift cards are redeemed for the purchase of goods based upon a historical breakage rate. During the 13-week period ended May 5, 2007, the Company recognized approximately $165,000 of revenue from gift card breakage. There was no revenue recognized on unredeemed gift certificates or gift card balances during the 13-week period ended April 29, 2006, prior to using the Redemption Recognition Method.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
     Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, gift certificate and gift card breakage, customer loyalty program and contingent liabilities.
Note 2 — Impairments
     We review long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual under performing retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store.

     During the first fiscal quarter we reviewed our store portfolio for possible impairment, focusing on store locations with negative operating cash flows for the trailing 52 weeks. As a result of this review, four stores were identified for which the full carrying amounts of the store assets were not expected to be recoverable. We recorded an impairment charge of approximately $273,000 for the difference in estimated fair value and the carrying value of the fixed assets related to these four stores.
Note 3 — Income Taxes
     Effective Tax Rate — The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses in the early periods of the fiscal year with income in the later periods of the year. The effective tax rate of 40.0% for the 13-week period ended May 5, 2007 differs from the federal statutory rate of 35% due primarily to the effect of state income taxes and the expense with no tax benefit resulting from compensation charges related to incentive stock options. Also included in income tax expense for the period ended May 5, 2007 is an adjustment of approximately $353,000, or $0.02 per diluted share, to correct the prior year income tax provision for deferred tax liabilities on fixed assets. The effect of the correction is not material to the current period or the prior period presented.
     Accounting for Uncertainty in Income Taxes — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2002, and state and local income tax examinations for years before 2002.
     We adopted the provisions of FIN 48 on February 4, 2007, as required. As a result, we recorded an adjustment to increase the opening balance of accumulated deficit by approximately $79,000 for the cumulative effect of adoption. Subsequent to adoption, the Company includes interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties are immaterial at the date of adoption. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $263,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of fiscal 2007.
Note 4 — Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Since the Company experienced a net loss for the 13-week periods ended May 5, 2007 and April 29, 2006, all outstanding stock options are excluded from the calculation of diluted loss per share due to their anti-dilutive impact.
Note 5 — Recent Accounting Pronouncements:
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 was adopted as required in fiscal 2007.

EITF 06-3 does not impact the method for recording and reporting these sales taxes in our consolidated financial statements as our policy is to exclude all such taxes from revenue.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year 2008), and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements, if any.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.
Note 6 — Commitments and Contingencies:
Construction commitments
     We had commitments for new store construction projects totaling approximately $1.4 million at May 5, 2007.
Office lease agreement
     On March 1, 2007, the Company entered into an Office Lease Agreement, effective as of March 1, 2007 with Two Rivers Corporate Centre, L.P., whereby the Company has leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The new office will primarily house the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel. The one-time initial opening costs of the Nashville office are estimated to be approximately $2.0 million before taxes, or $0.06 per diluted share. The Company anticipates the majority of these costs to be incurred during the second quarter of fiscal 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a leading specialty retailer of home décor in the United States, operating 347 stores in 37 states as of May 5, 2007. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.
     Our growth in recent years has consisted principally of new store openings. We intend to continue opening new stores both in existing markets and in new markets, including major metropolitan markets, middle markets and selected smaller communities. We believe there are currently more than 650 additional locations in the United States that could support a Kirkland’s store. During the 13 weeks ended May 5, 2007, we opened 10 new stores and closed 12 stores. We anticipate that all of our new store openings during fiscal 2007 will be in off-mall venues, while substantially all of our closings will be stores located in mall venues. Our results to date in our off-mall stores indicate that this venue provides the better opportunity for growth in our store base.
     The following table summarizes our stores and square footage under lease in mall and off-mall locations:

	Stores				Square Footage		Average Store Size
	5/5/07		4/29/06		5/5/07	4/29/06	5/5/07	4/29/06
Mall	156	45%	192	57%	746,443	893,725	4,785	4,655
Off-Mall	191	55%	146	43%	1,168,508	835,578	6,118	5,723

Total	347	100%	338	100%	1,914,951	1,729,303	5,519	5,116

13-Week Period Ended May 5, 2007 Compared to the 13-Week Period Ended April 29, 2006
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Periods Ended
	May 5, 2007		April 29, 2006		Change
	$	%	$	%	$	%
Net sales	$82,314	100.0%	$92,605	100.0%	$(10,291)	(11.1%)
Cost of sales	60,083	73.0%	64,763	69.9%	(4,680)	(7.2%)

Gross profit	22,231	27.0%	27,842	30.1%	(5,611)	(20.2%)

Operating expenses:
Compensation and benefits	18,221	22.1%	18,530	20.0%	(309)	(1.7%)
Other operating expenses	11,418	13.9%	10,315	11.1%	1,103	10.7%
Impairment charge	273	0.3%	—	0.0%	273	100.0%
Depreciation and amortization	5,017	6.1%	4,285	4.6%	732	17.1%

Total operating expenses	34,929	42.4%	33,130	35.8%	1,799	5.4%

Operating loss	(12,698)	(15.4%)	(5,288)	(5.7%)	(7,410)	(140.1%)

	13-Week Periods Ended
	May 5, 2007		April 29, 2006		Change
	$	%	$	%	$	%
Interest income, net	(152)	(0.2%)	(80)	(0.1%)	(72)	(90.0%)
Other income, net	(58)	(0.1%)	(80)	(0.1%)	22	27.5%

Loss before income taxes	(12,488)	(15.2%)	(5,128)	(5.5%)	(7,360)	(143.5%)
Income tax benefit	(4,989)	(6.1%)	(2,103)	(2.3%)	(2,886)	(137.2%)

Net loss	$(7,499)	(9.1%)	$(3,025)	(3.3%)	$(4,474)	(147.9%)

     Net sales. The overall decrease in net sales was primarily due to a decline in comparable store sales, partially offset by an increase in the store base. We opened 10 new stores during the first quarter of fiscal 2007 and 49 stores in fiscal 2006, and we closed 12 stores during the first quarter of fiscal 2007 and 47 stores in fiscal 2006. We ended the first quarter of fiscal 2007 with 347 stores in operation compared to 338 stores as of the end of the first quarter of fiscal 2006, representing a 2.7% increase in the store base and an 11.1% increase in total square footage under lease. The impact of these changes in the store base was partially offset by a decline of 18.8% in comparable store sales for the first quarter of fiscal 2007. Comparable store sales in our mall store locations were down 20.9% for the first quarter, while comparable store sales for our off-mall store locations were down 16.8%. The growth in the store base along with sales from expanded, remodeled or relocated stores accounted for an increase of $4.9 million over the prior year quarter. This increase was offset by the negative comparable store sales performance, which accounted for a $15.4 million decrease from the prior year quarter. Gift card breakage revenue totaled approximately $165,000 for the quarter ended May 5, 2007.
     The comparable store sales decline for the quarter resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic decline led to lower transaction volumes. Additionally, our customer conversion rate declined slightly for the quarter. The strongest performing categories were wall décor, and frames. Merchandise categories contributing most to the comparable store sales decline were textiles, art, lamps, and floral.
     Gross profit. The decrease in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin was lower due to higher markdowns, damages, and poor sell-thru in key categories as compared to the prior year period. Store occupancy costs increased as a percentage of sales due to the de-leveraging effect of the negative comparable store sales decline during the quarter. Freight expenses increased as a percentage of sales, but were lower in total dollars despite an increase in fuel costs as we continued to benefit from our implementation of changes in store delivery methods. Central distribution costs were slightly higher as a percentage of net sales for the quarter due to the decline in revenue.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased for the first quarter of fiscal 2007 due to the negative comparable store sales performance and our inability to reduce payroll spending without impacting base coverage levels. At the corporate level, the compensation and benefits ratio increased for the first quarter primarily due to the negative comparable store sales performance, but was lower than the prior period in total dollars.
     Other operating expenses. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative store sales performance and the lack of leverage on the fixed components of store and corporate operating expenses. We also experienced increases in marketing expenses, workers’ compensation and general liability self-insurance reserves, and utilities expenses as a percentage of net sales.
     Impairment charge. During the first quarter of fiscal 2007 we incurred a non-cash charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $273,000 or $0.01 per share.
     Depreciation and amortization. The increase in depreciation and amortization as a percent of sales was the result of the negative comparable store sales performance, along with the growth in our store base and the acceleration of depreciation on stores scheduled to close early.

     Interest income, net. Interest income was slightly higher as a percentage of sales due to higher average cash balances and higher interest rates on our excess invested cash than the prior year period.
     Income tax benefit. Income tax benefit was 40.0% of the loss before income taxes, for the first quarter of fiscal 2007 as compared to a benefit of 41.0% of loss before income taxes, for the first quarter of fiscal 2006.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $7.5 million, or ($0.38) per share, for the first quarter of fiscal 2007 as compared to net loss of $3.0 million, or ($0.16) per share, for the first quarter of fiscal 2006.
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
     Cash flows from operating activities. Net cash used in operating activities for the first quarter of fiscal 2007 was $22.9 million compared to $8.5 million for the prior year period. The increase in the amount of cash used in operations as compared to the prior year period was primarily the result of the decline in our operating performance resulting from the 18.8% decrease in our comparable store sales. Inventories increased approximately $4.4 million during the first quarter of fiscal 2007 as compared to an increase of $682,000 during the prior year period. Accounts payable decreased $4.6 million for the first quarter of fiscal 2007 as compared to an decrease of $6.2 million for the prior year period. The change in accounts payable is primarily due to the timing of merchandise receipt flow and its relationship to payment due dates. Cash tax payments were approximately $2.5 million this quarter as compared to approximately $1.7 million in the prior year quarter.
     Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2007 consisted principally of $3.7 million in capital expenditures as compared to $3.9 million for the prior year period. These expenditures primarily related to the opening of new stores. During the first quarter of fiscal 2007, we opened 10 new stores. We expect that capital expenditures for fiscal 2007 will range from $16 million to $17 million, primarily to fund the opening of 35 to 40 new stores, and the maintenance of our existing investments in stores, information technology, and the distribution center. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2007 will average approximately $400,000 to $430,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities for the first quarter of fiscal 2007 was approximately $1.5 million compared to approximately $268,000 in the prior year period. The increase in cash provided by financing activities was primarily due to an increase in the level of borrowings under our revolving line of credit during the first quarter of fiscal 2007. As of May 5, 2007 we had net borrowings of approximately $1.4 million under our revolving line of credit compared to no borrowings in the prior year period.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. The revolving credit facility bears interest at a floating rate equal to the 60-day LIBOR rate (5.34% at May 5, 2007) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of $3 million at all times. The facility matures in October 2009. As of May 5, 2007, we were in compliance with the covenants in the facility and there was approximately $1.4 million in outstanding borrowings under the credit facility, with approximately $22.7 million available for borrowing (net of the $3 million availability block as described above).
     At May 5, 2007, our balance of cash and cash equivalents was approximately $293,000 and the borrowing availability under our facility was $22.7 million (net of the $3 million availability block as described above). We believe that these sources of cash, together with cash provided by our operations, will be adequate to support our fiscal 2007 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
     We had commitments for new store construction projects totaling approximately $1.4 million at May 5, 2007.
Office lease agreement
     On March 1, 2007, the Company entered into an Office Lease Agreement, effective as of March 1, 2007 with Two Rivers Corporate Centre, L.P., whereby the Company has leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The new office will primarily house the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel. The one-time initial opening costs of the Nashville office are estimated to be approximately $2.0 million before taxes, or $0.06 per diluted share. The Company anticipates the majority of these costs to be incurred during the second quarter of fiscal 2007.
Critical Accounting Policies and Estimates
     Other than the accounting for FIN 48, which is described below, there have been no significant changes to our critical accounting policies during fiscal 2007. Refer to our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, for a summary of our critical accounting policies.
     Accounting for Uncertainty in Income Taxes - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal examination for years before 2002, and state and local income tax examinations for years before 2002.
     We adopted the provisions of FIN 48 on February 4, 2007, as required. As a result, we recorded an adjustment to increase the opening balance of accumulated deficit by approximately $79,000 for the cumulative effect of adoption Subsequent to adoption, the Company includes interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties are immaterial at the date of adoption. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $263,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of fiscal 2007.
Recent Accounting Pronouncements:
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 was adopted as required in fiscal 2007.

EITF 06-3 does not impact the method for recording and reporting these sales taxes in our consolidated financial statements as our policy is to exclude all such taxes from revenue.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal year 2008), and interim periods within those fiscal years. We are currently evaluating the impact that the adoption of SFAS 157 will have on our consolidated financial statements, if any.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.
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
     As of May 5, 2007, there was approximately $1.4 million in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of May 5, 2007.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 5, 2007 have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
     (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 3, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

KIRKLAND’S, INC.
Date: June 11, 2007	/s/ Robert E. Alderson
Robert E. Alderson
Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Vice President of Finance and Chief Financial Officer