Form 10-Q
period 2007-08-04
KIRKLANDS INC
filed 2007-09-18
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 4, 2007	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

805 North Parkway
Jackson, Tennessee	38305
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of September 10, 2007, 19,680,781 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	August 4,	February 3,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,465	$25,358
Inventories, net	47,372	44,790
Income taxes receivable	8,153	—
Prepaid expenses and other current assets	7,783	5,399
Deferred income taxes	—	2,673

Total current assets	65,773	78,220
Property and equipment, net	68,101	71,314
Other assets	2,075	1,932

Total assets	$135,949	$151,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$12,911	$—
Accounts payable	11,934	20,572
Accrued expenses	15,847	18,527
Current portion of deferred rent	7,628	7,269
Income taxes payable	—	996

Total current liabilities	48,320	47,364
Deferred income taxes	—	1,713
Deferred rent	33,165	31,693
Other liabilities	2,747	2,714

Total liabilities	84,232	83,484

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,661,348 and 19,627,065 shares issued and outstanding at August 4, 2007, and February 3, 2007, respectively	141,320	140,761
Accumulated deficit	(89,603)	(72,779)

Total shareholders’ equity	51,717	67,982

Total liabilities and shareholders’ equity	$135,949	$151,466

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$87,359	$90,958	$169,673	$183,564
Cost of sales (exclusive of depreciation and amortization as shown below)	63,548	69,082	123,630	133,845

Gross profit	23,811	21,876	46,043	49,719
Operating expenses:
Compensation and benefits	17,963	18,284	36,184	36,814
Other operating expenses	10,242	9,283	21,660	19,599
Impairment charge	540	—	813	—
Depreciation and amortization	4,865	4,351	9,882	8,636

Total operating expenses	33,610	31,918	68,539	65,049

Operating loss	(9,799)	(10,042)	(22,496)	(15,330)

Interest expense	157	57	185	84
Interest income	(1)	(22)	(180)	(130)
Other (income) expense, net	27	(259)	(31)	(338)

Loss before income taxes	(9,982)	(9,818)	(22,470)	(14,946)
Income tax benefit	(736)	(4,244)	(5,725)	(6,346)

Net loss	$(9,246)	$(5,574)	$(16,745)	$(8,600)

Basic and diluted loss per share	$(0.47)	$(0.29)	$(0.86)	$(0.44)

Basic and diluted weighted average number of shares outstanding	19,501	19,428	19,492	19,406

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 3, 2007	19,627,065	$140,761	$(72,779)	$67,982
Cumulative effect of change in accounting principle (Note 3)			(79)	(79)
Exercise of employee stock options and employee stock purchases	34,283	122		122
Stock compensation		437		437
Net loss			(16,745)	(16,745)

Balance at August 4, 2007	19,661,348	$141,320	$(89,603)	$51,717

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26-Week Periods Ended
	August 4,	July 29,
	2007	2006
Cash flows from operating activities:
Net loss	$(16,745)	$(8,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9,882	8,636
Amortization of landlord construction allowance	(3,447)	(2,644)
Amortization of debt issue costs	10	10
Impairment charge	813	—
Loss on disposal of property and equipment	161	458
Stock compensation	437	533
Cumulative effect of change in accounting principle	(79)	—
Deferred income taxes	960	(1,259)
Changes in assets and liabilities:
Inventories, net	(2,582)	2,847
Prepaid expenses and other current assets	(2,384)	(273)
Other noncurrent assets	(153)	(196)
Accounts payable	(8,638)	(4,020)
Income taxes receivable / payable	(9,149)	(6,647)
Accrued expenses and other current and noncurrent liabilities	2,631	4,436

Net cash used in operating activities	(28,283)	(6,719)

Cash flows from investing activities:
Proceeds from sale of property and equipment	43	—
Capital expenditures	(7,686)	(8,704)

Net cash used in investing activities	(7,643)	(8,704)

Cash flows from financing activities:
Borrowings on revolving line of credit	95,258	33,942
Repayments on revolving line of credit	(82,347)	(33,342)
Exercise of stock options and employee stock purchases	122	241

Net cash provided by financing activities	13,033	841

Cash and cash equivalents:
Net decrease	(22,893)	(14,582)
Beginning of the period	25,358	14,968

End of the period	$2,465	$386

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home décor in the United States, operating 347 stores in 37 states as of August 4, 2007. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended August 4, 2007, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
     As described more fully in the fiscal 2006 Form 10-K, during the fourth quarter of fiscal 2006, the Company began using the Redemption Recognition Method to account for breakage for unused gift card and gift certificate amounts where breakage is recognized as gift certificates or gift cards are redeemed for the purchase of goods based upon a historical breakage rate. During the 26-week period ended August 4, 2007, the Company recognized approximately $330,000 of revenue from gift card breakage. There was no revenue recognized on unredeemed gift certificates or gift card balances during the 26-week period ended July 29, 2006, prior to using the Redemption Recognition Method. This change represents a change in estimate as the Company did not have sufficient data available in the prior year period to support an alternative position.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
     Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, gift certificate and gift card breakage, customer loyalty program and contingent liabilities.
Note 2 — Impairments
     The Company reviews long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store.

     During the first half of fiscal 2007, the Company performed reviews of its store portfolio for possible impairment, focusing on store locations with negative operating cash flows for the trailing 52 weeks. As a result of these reviews, seven stores were identified for which the full carrying amounts of the store assets were not expected to be recoverable. The Company recorded impairment charges totaling approximately $813,000 for the difference in estimated fair value and the carrying value of the fixed assets related to these seven stores.
Note 3 — Income Taxes
     Effective Tax Rate — The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses in the early periods of the fiscal year with income in the later periods of the year. The effective tax rate of 25.5% for the 26-week period ended August 4, 2007 differs from the federal statutory rate of 35% in part due to the effect of state income taxes and the expense with no tax benefit resulting from compensation charges related to incentive stock options. More significantly, also included in income tax expense for the 13 and 26-week periods ended August 4, 2007 is an adjustment to record a valuation allowance against the Company’s net deferred tax assets of approximately $2.8 million, or $0.14 per diluted share and an adjustment of approximately $353,000, or $0.02 per diluted share, to correct the prior year income tax provision for deferred tax liabilities related to fixed assets. The effect of the correction is not material to the current period or the prior period presented.
     The Company evaluates the realizability of its deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of assets and liabilities, past financial results, future taxable income projections and on-going prudent and feasible tax planning strategies. A significant factor impacting this evaluation at August 4, 2007, was its cumulative losses in recent periods.
     Accounting for Uncertainty in Income Taxes — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. The Company is no longer subject to federal, state and local examination for years before 2002.
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
Note 4 — Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Since the Company experienced a net loss for the 13 and 26-week periods ended August 4, 2007 and July 29, 2006, all outstanding stock options are excluded from the calculation of diluted loss per share due to their anti-dilutive impact.

Note 5 — Recent Accounting Pronouncements:
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 was adopted as required in fiscal 2007. EITF 06-3 does not impact the method for recording and reporting these taxes in our consolidated financial statements as our policy is to exclude all such taxes from revenue.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 (our fiscal 2008). We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.
Note 6 — Commitments and Contingencies:
Construction commitments
     We had commitments for new store construction projects totaling approximately $4.6 million at August 4, 2007.
Office lease agreement
     On March 1, 2007, the Company entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby the Company has leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The new office will primarily house the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel. The one-time initial opening costs of the Nashville office are estimated to be approximately $1.3 million before taxes, or $0.04 per diluted share. The Company has incurred and recorded approximately $762,000 of this estimated cost through the first half of fiscal 2007. The majority of the remainder of these costs will be incurred and recorded in the third and fourth quarters of fiscal 2007.
Note 7 — Subsequent Events:
     On August 6, 2007, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”), which as a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million. However, the Amendment provides the Company with additional availability under its borrowing base through higher advance rates on eligible inventory. Additionally, the term of the facility was extended two years making the new expiration date October 4, 2011.

     On August 30, 2007, the Company announced that it intends to sell its 40,000-square-foot headquarters building in Jackson, Tennessee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a leading specialty retailer of home décor in the United States, operating 347 stores in 37 states as of August 4, 2007. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.
     Our growth in recent years has consisted principally of new store openings. During the 26 weeks ended August 4, 2007, we opened 18 new stores and closed 20 stores. We anticipate that all of our new store openings during fiscal 2007 will be in off-mall venues, while substantially all of our closings will be stores located in mall venues. Our results to date in our off-mall stores indicate that this venue provides the better opportunity for growth in our store base.
     The following table summarizes our stores and square footage under lease in mall and off-mall locations:

	Stores				Square Footage		Average Store Size
	8/4/07		7/29/06		8/4/07	7/29/06	8/4/07	7/29/06
Mall	148	43%	188	55%	714,835	876,579	4,830	4,663
Off-Mall	199	57%	154	45%	1,225,139	892,062	6,156	5,793

Total	347	100%	342	100%	1,939,974	1,768,641	5,591	5,171

13-Week Period Ended August 4, 2007 Compared to the 13-Week Period Ended July 29, 2006
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Periods Ended
	August 4, 2007		July 29, 2006		Change
	$	%	$	%	$	%
Net sales	$87,359	100.0%	$90,958	100.0%	($3,599)	(4.0%)
Cost of sales	63,548	72.7%	69,082	75.9%	(5,534)	(8.0%)

Gross profit	23,811	27.3%	21,876	24.1%	1,935	8.8%

Operating expenses:
Compensation and benefits	17,963	20.6%	18,284	20.1%	(321)	(1.8%)
Other operating expenses	10,242	11.7%	9,283	10.2%	959	10.3%
Impairment charge	540	0.6%	—	0.0%	—	100.0%
Depreciation and amortization	4,865	5.6%	4,351	4.8%	514	11.8%

Total operating expenses	33,610	38.5%	31,918	35.1%	1,692	5.3%

Operating loss	(9,799)	(11.2%)	(10,042)	(11.0%)	(243)	(2.4%)

Interest expense, net	156	0.2%	35	0.0%	121	345.7%
Other (income) expense, net	27	0.0%	(259)	(0.3%)	(286)	(110.4%)

	13-Week Periods Ended
	August 4, 2007		July 29, 2006		Change
	$	%	$	%	$	%
Loss before income taxes	(9,982)	(11.4%)	(9,818)	(10.8%)	164	1.7%
Income tax benefit	(736)	(0.8%)	(4,244)	(4.7%)	(3,508)	(82.7%)

Net loss	($9,246)	(10.6%)	($5,574)	(6.1%)	($3,672)	65.9%

     Net sales. The overall decrease in net sales was primarily due to a decline in comparable store sales, partially offset by an increase in the store base. We opened 18 new stores during the first half of fiscal 2007 and 49 stores in fiscal 2006, and we closed 20 stores during the first half of fiscal 2007 and 47 stores in fiscal 2006. We ended the second quarter of fiscal 2007 with 347 stores in operation compared to 342 stores as of the end of the second quarter of fiscal 2006, representing a 1.5% increase in the store base and a 9.7% increase in total square footage under lease. The impact of these changes in the store base was offset by a decline of 10.5% in comparable store sales for the second quarter of fiscal 2007. Comparable store sales in our mall store locations were down 12.7% for the second quarter, while comparable store sales for our off-mall store locations were down 8.5%. The growth in the store base accounted for an increase of $4.5 million over the prior year quarter. This increase was offset by the negative comparable store sales performance, which accounted for an $8.3 million decrease from the prior year quarter. Gift card breakage revenue totaled approximately $165,000 for the quarter ended August 4, 2007, as compared to zero in the prior year period.
     The comparable store sales decline for the quarter resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic decline led to lower transaction volumes. Additionally, our customer conversion rate declined slightly for the quarter. The strongest performing categories were alternative wall décor, decorative accessories, gifts, mirrors and frames. Merchandise categories contributing most to the comparable store sales decline were framed images, lamps, candles and furniture.
     Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin improved as a percentage of sales as a result of better markdown management in our clearance event as compared to the prior-year quarter. Additionally, we had better sell through on higher-margin key items in conjunction with our semi annual big sale in July as compared to the prior year. Store occupancy costs increased as a percentage of sales due to the de-leveraging effect of the negative comparable store sales decline during the quarter. Freight expenses decreased as a percentage of sales reflecting expense reductions due to the continued shift to direct store delivery methods of product from our distribution center. Central distribution costs were flat to the prior year period as a percentage of net sales.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased for the second quarter of fiscal 2007 as compared to the second quarter of 2006 due to the negative comparable store sales performance, but were lower on a total dollar basis due to tight payroll management in a difficult sales environment. At the corporate level, the compensation and benefits ratio decreased for the second quarter of 2007 as compared to the second quarter of 2006 primarily due to reductions in new hire activity.
     Other operating expenses. The increase in these operating expenses as a percentage of net sales was primarily due to the receipt of insurance proceeds which reduced expense in the second quarter of 2006 related to the hurricane activity in 2005, as well as increases in store utilities, insurance, and maintenance costs. At the Corporate level, we also incurred expense of approximately $552,000, or $0.02 per diluted share, related to the opening of a satellite office in Nashville, Tennessee. These expenses consisted of personnel relocation costs and moving expenses.
     Impairment charge. During the second quarter of fiscal 2007 we incurred a non-cash charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $540,000 or $0.02 per share.

     Depreciation and amortization. The increase in depreciation and amortization as a percent of sales was the result of the negative comparable store sales performance, along with the growth in our store base. Additionally, we accelerated depreciation on certain stores that are closing earlier than their original lease term.
     Interest expense, net. Net interest expense was higher than the prior-year quarter, reflecting higher average revolver borrowings and higher interest rates.
     Income tax benefit. Our effective tax rate for the second quarter of fiscal 2007 was 7.4% compared to the 43.2% in the second quarter of fiscal 2006. The significant change in the rate related to the establishment of a valuation allowance during the second quarter of 2007 on our net deferred tax assets in the amount of $2.8 million, or $0.14 per share.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $9.2 million, or ($0.47) per share, for the second quarter of fiscal 2007 as compared to a net loss of $5.6 million, or ($0.29) per share, for the second quarter of fiscal 2006.
26-Week Period Ended August 4, 2007 Compared to the 26-Week Period Ended July 29, 2006
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26-Week Periods Ended
	August 4, 2007		July 29, 2006		Change
	$	%	$	%	$	%
Net sales	$169,673	100.0%	$183,564	100.0%	($13,891)	(7.6%)
Cost of sales	123,630	72.9%	133,845	72.9%	(10,215)	(7.6%)

Gross profit	46,043	27.1%	49,719	27.1%	(3,676)	(7.4%)

Operating expenses:
Compensation and benefits	36,184	21.3%	36,814	20.1%	(630)	(1.7%)
Other operating expenses	21,660	12.8%	19,599	10.7%	2,061	10.5%
Impairment charge	813	0.5%	—	0.0%	813	100.0%
Depreciation and amortization	9,882	5.8%	8,636	4.7%	1,246	14.4%

Total operating expenses	68,539	40.4%	65,049	35.4%	3,490	5.4%

Operating loss	(22,496)	(13.3%)	(15,330)	(8.4%)	(7,166)	(46.7%)

Interest (income) expense, net	5	0.0%	(46)	0.0%	51	(110.9%)
Other income, net	(31)	0.0%	(338)	(0.2%)	307	(90.8%)

Loss before income taxes	(22,470)	(13.2%)	(14,946)	(8.1%)	(7,524)	50.3%
Income tax benefit	(5,725)	(3.4%)	(6,346)	(3.5%)	621	(9.8%)

Net loss	($16,745)	(9.9%)	($8,600)	(4.7%)	($8,145)	94.7%

     Net sales. The overall decrease in net sales was primarily due to a decline in comparable store sales, partially offset by an increase in the store base. We opened 18 new stores during the first half of fiscal 2007 and 49 stores in fiscal 2006, and we closed 20 stores during the first half of fiscal 2007 and 47 stores in fiscal 2006. We ended the first half of fiscal 2007 with 347 stores in operation compared to 342 stores as of the end of the first half of fiscal 2006, representing a 1.5% increase in the store base and an 9.7% increase in total square footage under lease. The impact of these changes in the store base was offset by a decline of 14.7% in comparable store sales for the first half of fiscal 2007. Comparable store sales in our mall store locations were down 17.0% for the first half of fiscal 2007, while comparable store sales for our off-mall store locations were down 12.6%.

The growth in the store base accounted for an increase of $9.4 million over the prior year period. This increase was offset by the negative comparable store sales performance, which accounted for a $23.6 million decrease from the prior year period. Gift card breakage revenue totaled approximately $330,000 for the 26-week period ended August 4, 2007, as compared to zero in the prior year period.
     The comparable store sales decline for the period resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic decline led to lower transaction volumes. Additionally, our customer conversion rate declined slightly for the period.
     Gross profit. Gross profit as a percentage of net sales was flat as compared to the prior year period. The merchandise margin improved as a percentage of sales as a result of better markdown management during our second quarter clearance event as compared to the prior-year. Store occupancy costs increased as a percentage of sales due to the de-leveraging effect of the negative comparable store sales decline during the period. Freight expenses decreased as a percentage of sales reflecting expense decreases resulting from the continued shift to direct store delivery methods for product from our distribution center. Central distribution costs increased slightly compared to the prior year period as a percentage of net sales.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased for the first half of fiscal 2007 as compared to the first half of fiscal 2006 due to the negative comparable store sales performance, but were lower on a total dollar basis compared to the prior year period. At the corporate level, compensation and benefits were lower on a total dollar basis and flat as a percentage of sales for the first half of fiscal 2007 as compared to the first half of fiscal 2006 primarily due to reductions in new hire activity.
     Other operating expenses. The increase in other operating expenses as a percentage of net sales reflects the de-leveraging effect of negative comparable store sales during the period, coupled with an unfavorable comparison to the prior year due to the receipt of insurance proceeds in the second quarter of 2006 related to the hurricane activity in 2005. Stores also experienced increases in utilities, insurance, and maintenance costs during the first half of fiscal 2007 compared to fiscal 2006. At the Corporate level, we also incurred expense of approximately $762,000, or $0.03 per diluted share, related to the opening of a satellite office in Nashville, Tennessee. These expenses were associated to personnel relocation costs and moving expenses.
     Impairment charge. During first half of fiscal 2007, we incurred a non-cash charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $813,000, or $0.03 per share.
     Depreciation and amortization. The increase in depreciation and amortization as a percent of sales was the result of the negative comparable store sales performance, along with the growth in our store base. Additionally, we accelerated depreciation on certain stores that are closing earlier than their original lease term.
     Interest expense, net. Net interest expense was higher than the prior-year period, reflecting higher average revolver borrowings and higher interest rates.
     Income tax benefit. Our effective tax rate for the first half of fiscal 2007 was 25.5% compared to the 42.5% in the prior year period. The significant change in the rate related to the establishment of a valuation allowance on our net deferred tax assets during the second quarter of 2007 in the amount of $2.8 million or $0.14 per share.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $16.7 million, or ($0.86) per share, for the first half of fiscal 2007 as compared to net loss of $8.6 million, or ($0.44) per share, for the prior year period.

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
     Cash flows from operating activities. Net cash used in operating activities for the first half of fiscal 2007 was $28.3 million compared to $6.7 million for the prior year period. The increase in the amount of cash used in operations as compared to the prior year period was primarily the result of the decline in our operating performance resulting from the 14.7% decrease in our comparable store sales. Inventories increased approximately $2.6 million during the first half of fiscal 2007 as compared to a decrease of $2.8 million during the prior year period. Inventories increased due to a planned buildup of store inventories, partially offset by lower receipts at the end of the period. Accounts payable decreased $8.6 million for the first half of fiscal 2007 as compared to a decrease of $4.0 million for the prior year period. The change in accounts payable is primarily due to the timing of merchandise receipt flow and a planned reduction in July receipts to keep inventory levels in line with our plan and the current trends of our business. We also made cash tax payments in the first quarter of fiscal 2007 of approximately $2.5 million as compared to approximately $1.7 million in the prior year period.
     Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2007 consisted principally of $7.7 million in capital expenditures as compared to $8.7 million for the prior year period. These expenditures primarily related to the opening of new stores. During the first half of fiscal 2007, we opened 18 new stores. We expect that capital expenditures for all of fiscal 2007 will range from $16 million to $17 million, primarily to fund the opening of 35 to 40 new stores, and the maintenance of our existing investments in stores, information technology, and the distribution center. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2007 will average approximately $400,000 to $430,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities for the first half of fiscal 2007 was approximately $13.0 million compared to approximately $841,000 in the prior year period. The increase in cash provided by financing activities was primarily due to an increase in the level of borrowings under our revolving line of credit during the first half of fiscal 2007. As of August 4, 2007 we had net borrowings of approximately $12.9 million under our revolving line of credit compared to approximately $600,000 in the prior year period.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into a First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advanced rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. The amended revolving credit facility, other than FILO loans, bears interest at a floating rate equal to the 60-day LIBOR rate (5.35% at August 4, 2007) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.5% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3 to $4.5 million depending on the size of the borrowing base, at all times.

As of August 4, 2007, we were in compliance with the covenants in the facility and there was approximately $12.9 million in outstanding borrowings under the credit facility, with approximately $15.8 million available for borrowing (net of the availability block as described above).
     At August 4, 2007, our balance of cash and cash equivalents was approximately $2.5 million and the borrowing availability under our facility was $15.8 million (net of the availability block as described above). We believe that these sources of cash, together with cash provided by our operations and the sale of our Jackson, Tennessee, office building and corporate aircraft , will be adequate to support our fiscal 2007 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
     We had commitments for new store construction projects totaling approximately $4.6 million at August 4, 2007.
Office lease agreement
     On March 1, 2007, the Company entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby the Company has leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The new office will primarily house the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel. The one-time initial opening costs of the Nashville office are estimated to be approximately $1.3 million before taxes, or $0.04 per diluted share. The Company has incurred and recorded approximately $762,000 of this estimated cost through the first half of fiscal 2007. The majority of the remainder of these costs will be incurred and recorded in the third and fourth quarters of fiscal 2007.
Critical Accounting Policies and Estimates
     Other than the accounting for FIN 48, which is described below, there have been no significant changes to our critical accounting policies during fiscal 2007. Refer to our Annual Report on Form 10-K for the fiscal year ended February 3, 2007, for a summary of our critical accounting policies.
     Accounting for Uncertainty in Income Taxes — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Tax positions that meet a “more-likely-than-not” recognition threshold should be measured in order to determine the tax benefit to be recognized. We are no longer subject to federal, state and local examination for years before 2002.
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
Recent Accounting Pronouncements:
     In March 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”), which allows companies to adopt a policy of presenting taxes in the income statement on either a gross or net basis. Taxes within the scope of EITF 06-3 would include taxes that are imposed on a revenue transaction between a seller and a customer, for example, sales taxes, use taxes, value-added taxes, and some types of excise taxes. EITF 06-3 was adopted as required in fiscal 2007. EITF 06-3 does not impact the method for recording and reporting these taxes in our consolidated financial statements as our policy is to exclude all such taxes from revenue.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this standard permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007 (our fiscal year 2008). We are currently evaluating the expected effect of SFAS 159 on our consolidated financial statements.
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
     As of August 4, 2007, there was approximately $12.9 million in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of August 4, 2007.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of August 4, 2007 have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of shareholders on Monday, June 4, 2007 (the “Annual Meeting”). At the Annual Meeting, Murray M. Spain and Ralph T. Parks were each duly nominated for, and elected to, our Board of Directors (the “Board”) for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2009. The other members of the Board whose terms continued after the Annual Meeting are Robert E. Alderson, Carl Kirkland, David M. Mussafer, Steven J. Collins, R. Wilson Orr, III, and Gabriel Gomez. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	Votes For	Votes Withheld
Murray M. Spain	18,242,168	120,161
Ralph T. Parks	18,313,503	48,826
     Our 2002 Equity Incentive Plan (the “2002 Plan”) was originally approved by our Board of Directors on April 17, 2002 and by our shareholders on May 24, 2002, prior to the time that we became a publicly held company. At the Annual Meeting, the shareholders voted to re-approve the 2002 Plan to permit future grants of stock options or stock appreciation rights under the 2002 Plan to qualify for exemption from the deduction limitation of Section 162(m) of the Code (“Section 162(m)”). The number of votes cast for, against and abstentions or broker non-votes with respect to the 2002 Plan is set forth below:

		Votes
	Votes For	Against	Abstentions	Broker Non-Votes
Re-Approval of the 2002 Equity Incentive Plan	13,385,529	88,092	—	4,888,708
ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description of Document

10.1*	First Amendment to Loan and Security Agreement by and among the Corporation and two of its subsidiaries, Kirkland’s Stores, Inc., a Tennessee corporation, and kirklands.com, a Tennessee corporation, as borrowers, Bank of America, N.A., as agent for the lenders, and the financial institutions named therein as lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 6, 2006)

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President of Finance and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President of Finance and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 14, 2007	/s/ Robert E. Alderson
Robert E. Alderson
Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Vice President of Finance and Chief Financial Officer