Form 10-Q
period 2007-11-03
KIRKLANDS INC
filed 2007-12-18
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 3, 2007	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

805 North Parkway
Jackson, Tennessee	38305
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of December 5, 2007, 19,680,781 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	November 3,	February 3,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$316	$25,358
Inventories, net	62,778	44,790
Income taxes receivable	6,324	—
Prepaid expenses and other current assets.	7,899	5,399
Deferred income taxes	—	2,673

Total current assets	77,317	78,220
Property and equipment, net	67,386	71,314
Other assets	2,223	1,932

Total assets	$146,926	$151,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$20,813	$—
Accounts payable	24,157	20,572
Accrued expenses	15,381	18,527
Current portion of deferred rent	7,937	7,269
Income taxes payable	—	996

Total current liabilities	68,288	47,364
Deferred income taxes	—	1,713
Deferred rent	34,482	31,693
Other liabilities	2,897	2,714

Total liabilities	105,667	83,484

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,680,781 and 19,627,065 shares issued and outstanding at November 3, 2007, and February 3, 2007, respectively	141,513	140,761
Accumulated deficit	(100,254)	(72,779)

Total shareholders’ equity	41,259	67,982

Total liabilities and shareholders’ equity	$146,926	$151,466

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Net sales	$88,743	$95,802	$258,416	$279,366
Cost of sales (exclusive of depreciation and amortization as shown below)	63,980	66,994	187,611	200,839

Gross profit	24,763	28,808	70,805	78,527
Operating expenses:
Compensation and benefits	17,171	17,994	53,355	54,808
Other operating expenses	10,396	10,690	32,057	30,288
Impairment charge	—	688	813	688
Severance charge	965	—	965	—
Depreciation and amortization.	4,862	4,464	14,744	13,100

Total operating expenses	33,394	33,836	101,934	98,884
Operating loss	(8,631)	(5,028)	(31,129)	(20,357)

Interest expense	210	95	394	180
Interest income	—	—	(180)	(130)
Other (income) expense, net	(34)	(73)	(65)	(412)

Loss before income taxes	(8,807)	(5,050)	(31,278)	(19,995)
Income tax provision (benefit)	1,843	(2,117)	(3,882)	(8,464)

Net loss	$(10,650)	$(2,933)	$(27,396)	$(11,531)

Basic and diluted loss per share	$(0.55)	$(0.15)	$(1.40)	$(0.59)

Basic and diluted weighted average number of shares outstanding	19,525	19,444	19,503	19,418

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 3, 2007	19,627,065	$140,761	$(72,779)	$67,982
Cumulative effect of change in accounting principle (Note 3)			(79)	(79)
Exercise of employee stock options and employee stock purchases	53,716	150		150
Stock compensation		602		602
Net loss			(27,396)	(27,396)

Balance at November 3, 2007	19,680,781	$141,513	$(100,254)	$41,259

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39-Week Periods Ended
	November 3,	October 28,
	2007	2006
Cash flows from operating activities:
Net loss	$(27,396)	$(11,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	14,744	13,100
Amortization of landlord construction allowance	(5,152)	(3,973)
Amortization of debt issue costs	15	15
Impairment charge	813	688
Loss on disposal of property and equipment	162	432
Stock compensation	602	743
Cumulative effect of change in accounting principle	(79)	—
Deferred income taxes	960	(2,232)
Changes in assets and liabilities:
Inventories, net	(17,988)	(13,958)
Prepaid expenses and other current assets	(2,500)	(796)
Other noncurrent assets	(238)	(267)
Accounts payable	3,585	9,393
Income taxes receivable / payable	(7,306)	(7,796)
Accrued expenses and other current and noncurrent liabilities	5,646	10,665

Net cash used in operating activities	(34,132)	(5,517)

Cash flows from investing activities:
Proceeds from sale of property and equipment	45	—
Capital expenditures	(11,836)	(15,272)

Net cash used in investing activities	(11,791)	(15,272)

Cash flows from financing activities:
Borrowings on revolving line of credit	189,393	133,020
Repayments on revolving line of credit	(168,580)	(127,123)
Debt issue costs	(68)	—
Exercise of stock options and employee stock purchases	136	305

Net cash provided by financing activities	20,881	6,202

Cash and cash equivalents:
Net decrease	(25,042)	(14,587)
Beginning of the period	25,358	14,968

End of the period	$316	$381

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a leading specialty retailer of home décor in the United States, operating 354 stores in 37 states as of November 3, 2007. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2007.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended November 3, 2007, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
     As described more fully in the fiscal 2006 Form 10-K, during the fourth quarter of fiscal 2006, the Company began using the Redemption Recognition Method to account for breakage for unused gift card and gift certificate amounts where breakage is recognized as gift certificates or gift cards are redeemed for the purchase of goods based upon a historical breakage rate. During the 13-week and 39-week periods ended November 3, 2007, the Company recognized approximately $123,000 and $453,000, respectively, of revenue from gift card breakage. There was no revenue recognized on unredeemed gift certificates or gift card balances during the 39-week period ended October 28, 2006, prior to using the Redemption Recognition Method. This change represents a change in estimate as the Company did not have sufficient data available in the prior year period to support an alternative position.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
     Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets (including goodwill), inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, gift certificate and gift card breakage, customer loyalty program accruals and contingent liabilities.
Note 2 — Impairments and Severance Charge
     The Company reviews long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store.

     During the first two quarters of fiscal 2007, the Company recorded impairment charges totaling approximately $813,000 for the difference in estimated fair value and the carrying value of the fixed assets related to seven stores with negative operating cash flows for the trailing 52 weeks.
     During the third quarter of fiscal 2007, the Company incurred a charge related to separation costs associated with a restructuring of corporate personnel that occurred during the quarter. This charge totaled approximately $965,000, or $0.04 per share. The Company eliminated 74 positions, including field multi-unit management and corporate positions at its Jackson and Nashville offices. The liability related to this severance charge at November 3, 2007 was approximately $965,000.
Note 3 — Income Taxes
     Effective Tax Rate — The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses in the early periods of the fiscal year with income in the later periods of the year. The effective tax rate of 12.4% for the 39-week period ended November 3, 2007 differs from the federal statutory rate of 35% primarily as a result of the Company’s limitation in its ability to carryback losses for two tax years. The Company anticipates its carryback benefit to be approximately $3.1 million and expects to receive a refund in this amount during the first fiscal quarter of 2008. Additionally, also included in income tax expense for 39-week periods ended November 3, 2007 is an adjustment to record a valuation allowance against the Company’s net deferred tax assets of approximately $2.8 million, or $0.14 per diluted share and an adjustment of approximately $353,000, or $0.02 per diluted share, to correct the prior year income tax provision for deferred tax liabilities related to fixed assets. The effect of the correction is not material to the current period or the prior period presented.
     The Company evaluates the realizability of its deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of assets and liabilities, past financial results, future taxable income projections and on-going prudent and feasible tax planning strategies. A significant factor impacting this evaluation at November 3, 2007, was our cumulative losses in recent periods.
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
     We adopted the provisions of FIN 48 on February 4, 2007, as required. As a result, we recorded an adjustment to increase the opening balance of accumulated deficit by approximately $79,000 for the cumulative effect of adoption. Subsequent to adoption, the Company includes interest and penalties related to income tax matters as a component of income tax expense. Interest and penalties were immaterial at the date of adoption. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $263,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of fiscal 2007.
Note 4 — Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Since the Company experienced a net loss for the 13 and 39-week periods ended November 3, 2007 and October 28, 2006, all outstanding stock options are excluded from the calculation of diluted loss per share due to their anti-dilutive impact.

Note 5 — Commitments and Contingencies:
Construction commitments
     The Company had commitments for new store construction projects totaling approximately $2.4 million at November 3, 2007.
Office lease agreement
     On March 1, 2007, the Company entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby the Company leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The new office will primarily house the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel. The one-time initial opening costs of the Nashville office are estimated to be approximately $1.4 million before taxes, or $0.06 per diluted share. The Company has incurred and recorded approximately $1.2 million of this estimated cost through the first three quarters of fiscal 2007. The majority of the remainder of these costs will be incurred and recorded in the fourth quarter of fiscal 2007.
Loan and security agreement
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
General
     We are a leading specialty retailer of home décor in the United States, operating 354 stores in 37 states as of November 3, 2007. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.
     During the 39 weeks ended November 3, 2007, we opened 26 new stores and closed 21 stores. All of our new store openings during fiscal 2007 will be in off-mall venues, while substantially all of our closings will be stores located in mall venues.
     The following table summarizes our stores and square footage under lease in mall and off-mall locations:

	Stores				Square Footage		Average Store Size
	11/3/07		10/28/06		11/3/07	10/28/06	11/3/07	10/28/06
Mall	147	42%	185	52%	710,287	863,640	4,832	4,668
Off-Mall	207	58%	171	48%	1,285,787	1,013,417	6,212	5,926

Total	354	100%	356	100%	1,996,074	1,877,057	5,639	5,273

13-Week Period Ended November 3, 2007 Compared to the 13-Week Period Ended October 28, 2006
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Periods Ended
	November 3, 2007		October 28, 2006		Change
	$	%	$	%	$	%
Net sales	$88,743	100.0%	$95,802	100.0%	($7,059)	(7.4%)
Cost of sales	63,980	72.1%	66,994	69.9	(3,014)	(4.5%)

Gross profit	24,763	27.9%	28,808	30.1%	(4,045)	(14.0%)

Operating expenses:
Compensation and benefits	17,171	19.3%	17,994	18.8%	(823)	(4.6%)
Other operating expenses	10,396	11.7%	10,690	11.2%	(294)	(2.8%)
Impairment charge	—	0.0%	688	0.7%	(688)	(100%)
Severance charge	965	1.1%	—	0.0%	965	100%
Depreciation and amortization	4,862	5.5%	4,464	4.7%	398	8.9%

Total operating expenses	33,394	37.6%	33,836	35.3%	(442)	(1.3%)

Operating loss	(8,631)	(9.7%)	(5,028)	(5.2%)	(3,603)	71.7%

Interest expense, net	210	0.2%	95	0.1%	115	121.1%
Other (income) expense, net	(34)	0.0%	(73)	(0.1%)	39	(53.4%)

Loss before income taxes	(8,807)	(9.9%)	(5,050)	(5.3%)	(3,757)	74.4%

	13-Week Periods Ended
	November 3, 2007		October 28, 2006		Change
	$	%	$	%	$	%
Income tax provision (benefit)	1,843	2.1%	(2,117)	(2.2%)	3,960	187.1%

Net loss	($10,650)	(12.0%)	($2,933)	(3.1%)	($7,717)	263.1%

     Net sales. The overall decrease in net sales was primarily due to a decline in comparable store sales, partially offset by an increase in the store square footage related to newer, higher sales volume, off-mall stores. We opened 26 new stores during the first three quarters of fiscal 2007 and 49 stores in fiscal 2006, and we closed 21 stores during the first three quarters of fiscal 2007 and 47 stores in fiscal 2006. We ended the third quarter of fiscal 2007 with 354 stores in operation compared to 356 stores as of the end of the third quarter of fiscal 2006, representing a 1% decrease in the store base and a 6.3% increase in total square footage under lease. The impact of these changes in the store base was offset by a decline of 12.1% in comparable store sales for the third quarter of fiscal 2007. Comparable store sales in our mall store locations were down 13.1% for the third quarter, while comparable store sales for our off-mall store locations were down 11.3%. The growth in the store square footage accounted for an increase in sales of $2.9 million over the prior year quarter. This increase was offset by the negative comparable store sales performance, which accounted for a $10.1 million decrease in sales from the prior year quarter. Gift card breakage revenue totaled approximately $124,000 for the quarter ended November 3, 2007, as compared to zero in the prior year period.
     The comparable store sales decline for the quarter resulted from several factors, including a difficult sales environment in the home décor retail sector and a lower average ticket. The lower average ticket was primerily the result of a lower average retail price per item due to increased markdowns and promotional activity. Additionally, our transaction volume declined slightly for the quarter due to a decrease in customer traffic. The strongest performing categories were wall décor, gifts and mirrors. Merchandise categories contributing most to the comparable store sales decline were art, lamps, garden, textiles and floral.
     Gross profit. The decrease in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin declined as a percentage of sales as a result of higher markdowns and promotional activity as compared to the prior year quarter. The clearance activity in our gift category, in particular, had a negative impact on our margin of approximately 100 basis points for the quarter. Store occupancy costs increased as a percentage of sales due to the de-leveraging effect of the negative comparable store sales decline during the quarter. Freight expenses decreased as a percentage of sales reflecting expense reductions due to the continued shift to direct store delivery methods of product from our distribution center. Central distribution costs increased slightly as a percentage of net sales compared to the prior year period.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased for the third quarter of fiscal 2007 as compared to the third quarter of 2006 due to the negative comparable store sales performance, but were lower on a total dollar basis due to tight payroll management in a difficult sales environment. At the corporate level, the compensation and benefits ratio decreased for the third quarter of 2007 as compared to the third quarter of 2006 primarily due to reductions in new hire activity.
     Other operating expenses. The increase in other operating expenses as a percentage of net sales was primarily due to the negative comparable store sales performance and the effect of higher store utilities and maintenance costs. At the corporate level, we also incurred expense of approximately $446,000, or $0.02 per diluted share, related to the opening of a satellite office in Nashville, Tennessee. These expenses consisted of personnel relocation costs and moving expenses.
     Impairment charge. During the third quarter of fiscal 2006, we incurred a charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $688,000 or $0.02 per share. There was no impairment charge taken during the third quarter of fiscal 2007.
     Severance charge. During the third quarter of fiscal 2007, we incurred a charge related to separation costs associated with a restructuring of corporate personnel that occurred during the quarter. This charge totaled approximately $965,000, or $0.04 per share.

     Depreciation and amortization. The increase in depreciation and amortization as a percent of sales was primarily the result of the negative comparable store sales performance. Additionally, we accelerated depreciation on certain stores that are closing earlier than their original lease term.
     Interest expense, net. Net interest expense was higher than the prior-year quarter, reflecting higher average revolver borrowings and higher interest rates.
     Income tax provision (benefit). We incurred tax expense of $1.8 million during the quarter, compared to a benefit of $2.1 million in the prior year quarter. Due to the anticipation of a net loss for fiscal 2007, our tax benefit is limited by our ability to carryback losses for two tax years. We anticipate our carryback benefits to be only approximately $3.1 million for fiscal 2007; thus limiting the current year benefit.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $10.7 million, or ($0.55) per share, for the third quarter of fiscal 2007 as compared to a net loss of $2.9 million, or ($0.15) per share, for the third quarter of fiscal 2006.
39-Week Period Ended November 3, 2007 Compared to the 39-Week Period Ended October 28, 2006
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39-Week Periods Ended
	November 3, 2007		October 28, 2006		Change
	$	%	$	%	$	%
Net sales	$258,416	100.0%	$279,366	100.0%	($20,950)	(7.5%)
Cost of sales	187,611	72.6%	200,839	71.9%	(13,228)	6.6%)

Gross profit	70,805	27.4%	78,527	28.1%	(7,722)	(9.8%)

Operating expenses:
Compensation and benefits	53,355	20.6%	54,808	19.6%	(1,453)	(2.7%)
Other operating expenses	32,057	12.4%	30,288	10.8%	1,769	5.8%
Impairment charge	813	0.3%	688	0.2%	125	18.2%
Severance charge	965	0.4%	—	0.0%	965	100%
Depreciation and amortization	14,744	5.7%	13,100	4.7%	1,644	12.5%

Total operating expenses	101,934	39.4%	98,884	35.4%	3,050	3.1%

Operating loss	(31,129)	(12.0%)	(20,357)	(7.3%)	10,772	52.9%

Interest (income) expense, net	214	0.1%	50	0.0%	164	328.0%
Other income, net	(65)	(0.0%)	(412)	(0.1%)	347	(84.2%)

Loss before income taxes	(31,278)	(12.1%)	(19,995)	(7.2%)	11,283	56.4%
Income tax benefit	(3,882)	(1.5%)	(8,464)	(3.0%)	(4,582)	(54.1%)

Net loss	($27,396)	(10.6%)	($11,531)	(4.1%)	15,865	137.6%

     Net sales. The overall decrease in net sales was primarily due to a decline in comparable store sales, partially offset by an increase in the store square footage related to newer, higher sales volume, off-mall stores. We opened 26 new stores during the first three quarters of fiscal 2007 and 49 stores in fiscal 2006, and we closed 21 stores during the first three quarters of fiscal 2007 and 47 stores in fiscal 2006. We ended the third quarter of fiscal 2007 with 354 stores in operation compared to 356 stores as of the end of the third quarter of fiscal 2006, representing a 1% decrease in the store base and a 6.3% increase in total square footage under lease. The impact of these changes in the store base was offset by a decline of 13.8% in comparable store sales for first three quarters of fiscal 2007.

Comparable store sales in our mall store locations were down 15.7% for the first three quarters, while comparable store sales for our off-mall store locations were down 12.1%. The growth in the store square footage accounted for an increase in sales of $12.3 million over the prior year period. This increase was offset by the negative comparable store sales performance, which accounted for a $33.7 million decrease in sales from the prior year period. Gift card breakage revenue totaled approximately $453,000 for the first three quarters of fiscal 2007, as compared to zero in the prior year period.
     Gross profit. Gross profit as a percentage of net sales was lower as compared to the prior year period. The merchandise margin remained flat as a percentage of sales as a result of better markdown management during our fiscal 2007 second quarter clearance event as compared to the prior-year. Store occupancy costs increased as a percentage of sales due to the de-leveraging effect of the negative comparable store sales decline during the period. Freight expenses decreased as a percentage of sales reflecting expense decreases resulting from the continued shift to direct store delivery methods for product from our distribution center. Central distribution costs increased slightly compared to the prior year period as a percentage of net sales.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased for the first three quarters of fiscal 2007 as compared to the first three quarters of fiscal 2006 due to the negative comparable store sales performance, but were lower on a total dollar basis compared to the prior year period. At the corporate level, compensation and benefits were lower on a total dollar basis and flat as a percentage of sales for the first three quarters of fiscal 2007 as compared to prior year period primarily due to reductions in new hire activity.
     Other operating expenses. The increase in other operating expenses as a percentage of net sales reflects the de-leveraging effect of negative comparable store sales during the period, coupled with an unfavorable comparison to the prior year due to the receipt of insurance proceeds in the second quarter of 2006 related to the hurricane activity in 2005. Stores also experienced increases in utilities, insurance, and maintenance costs during the first three quarters of fiscal 2007 compared to fiscal 2006. At the Corporate level, we also incurred expense of approximately $1.2 million, or $0.05 per diluted share, related to the opening of a satellite office in Nashville, Tennessee. These expenses were associated with personnel relocation costs and moving expenses.
     Impairment charge. During first three quarters of fiscal 2007, we incurred a non-cash charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $813,000, or $0.03 per share, compared with $688,000 in fiscal 2006.
     Severance charge. During the third quarter of fiscal 2007, we incurred a charge related to separation costs associated with a restructuring of corporate personnel that occurred during the quarter. This charge totaled approximately $965,000, or $0.04 per share.
     Depreciation and amortization. The increase in depreciation and amortization as a percent of sales was primarily the result of the negative comparable store sales performance. Additionally, we accelerated depreciation on certain stores that are closing earlier than their original lease term.
     Interest expense, net. Net interest expense was higher than the prior-year period, reflecting higher average revolver borrowings and higher interest rates.
     Income tax benefit. Our effective tax rate for the first three quarters of fiscal 2007 was 12.4% compared to the 42.3% in the prior year period. The significant change in the rate related to the establishment of a valuation allowance on our net deferred tax assets during the second quarter of 2007 in the amount of $2.8 million or $0.14 per share.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $27.4 million, or ($1.40) per share, for the first three quarters of fiscal 2007 as compared to net loss of $11.5 million, or ($0.59) per share, for the prior year period.

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
     Cash flows from operating activities. Net cash used in operating activities for the first three quarters of fiscal 2007 was $34.1 million compared to $5.5 million for the prior year period. The increase in the amount of cash used in operations as compared to the prior year period was primarily the result of the decline in our operating performance resulting from the 13.8% decrease in our comparable store sales. Inventories increased approximately $18.0 million during the first three quarters of fiscal 2007 as compared to an increase of $14.0 million during the prior year period. Inventories increased due to a planned buildup of store inventories. Accounts payable increased $3.6 million for the three quarters of fiscal 2007 as compared to an increase of $9.4 million for the prior year period. The change in accounts payable is primarily due to the timing of merchandise receipt flow and the timing of our rent payments on fiscal 2007’s retail calendar. The retail fiscal calendar we employ resulted in the quarter ending one week later than in the prior year. As a result of this shift and the timing of our rent payments, which are typically made in the last week of the calendar month, we are showing higher revolver borrowings and lower accounts payable balances as compared to the prior year quarter when the rents were reflected in accounts payable, but not yet cleared the bank to impact cash and revolver borrowings. A typical month’s worth of rent payments at the current store count level is approximately $5 million. The timing of the inventory flow also had impact on the accounts payable level when compared to the prior year quarter. The decline in accounts payable is not reflective of any changes in payment terms with merchandise vendors. We also made cash tax payments in the first quarter of fiscal 2007 of approximately $2.5 million as compared to approximately $1.7 million in the prior year period. Due to the anticipation of a loss for fiscal 2007, our tax benefit is limited to our ability to carryback losses for two tax years. We anticipate our carryback benefit to be approximately $3.1 million and expect to receive a refund in this amount during the first fiscal quarter of 2008. In response to our recent financial results, and combined with the strategy of reducing the store base, we performed a detailed review of our corporate overhead structure. As a result of this review and through a combination of budget cuts, employee attrition and employee layoffs, we eliminated 74 positions, including field multi-unit management and corporate positions at our Jackson and Nashville offices. We anticipate that these reductions, combined with other corporate expense initiatives, will result in a year-over-year reduction in corporate expense of approximately $3.5 million.
     Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2007 consisted principally of $11.8 million in capital expenditures as compared to $15.3 million for the prior year period. These expenditures primarily related to the opening of new stores. During the first three quarters of fiscal 2007, we opened 26 new stores. We expect that capital expenditures for all of fiscal 2007 will range from $16 million to $17 million, primarily to fund the opening of 36 new stores, and the maintenance of our existing investments in stores, information technology, and the distribution center. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2007 will average approximately $400,000 to $430,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows. As we plan for fiscal 2008, we have existing commitments to three new stores. We do not anticipate any other new store openings unless we are able to create a strongly positive cash flow result through relocating an existing productive mall store that is at the end of its lease. We are also aggressively pursuing closures of underproductive stores. We have approximately 30 closings planned for the fourth quarter of fiscal 2007. Many of these stores are producing negative cash flow. Others are marginal cash flow producers on negative trends, where closure is the right cash flow decision for the Company. There are an additional 100 stores over the next 18 months following the end of fiscal 2007 with expiring leases or other opportunities to exit locations at no cash cost to the Company. We are evaluating each of these properties closely with an eye towards choosing the course of action that results in the best cash flow decision. This effort to close underperforming stores will also allow us to focus our personnel infrastructure strategically and geographically to provide the best level of support for store teams. Also, our corporate headquarters building in Jackson, Tennessee, is currently for sale as well as a corporate airplane we previously used in store travel. While we cannot predict the timing or potential amount realized from the sales of these assets with certainty, we anticipate them together to provide cash in the range of $3.5 million once sold.
     Cash flows from financing activities. Net cash provided by financing activities for the first three quarters of fiscal 2007 was approximately $20.9 million compared to approximately $6.2 million in the prior year period. The increase in cash provided by financing activities was primarily due to an increase in the level of borrowings under our revolving line of credit during the first three quarters of fiscal 2007. As of November 3, 2007 we had net borrowings of approximately $20.8 million under our revolving line of credit compared to approximately $5.9 million in the prior year period.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into a First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advanced rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. The amended revolving credit facility, other than First In First Out (“FILO”) loans, bears interest at a floating rate equal to the 60-day LIBOR rate (4.87% at November 3, 2007) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.5% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3 to $4.5 million depending on the size of the borrowing base, at all times.
     As of November 3, 2007, we were in compliance with the covenants in the facility and there was approximately $20.8 million in outstanding borrowings under the credit facility, with approximately $20.2 million available for borrowing (net of the availability block as described above).
     At November 3, 2007, our balance of cash and cash equivalents was approximately $316,000 and the borrowing availability under our facility was $20.2 million (net of the availability block as described above). We believe that these sources of cash, together with cash provided by our operation, tax refunds, and the sale of our Jackson, Tennessee, office building and corporate aircraft, will be adequate to support our fiscal 2007 plans in full and fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
     The Company had commitments for new store construction projects totaling approximately $2.4 million at November 3, 2007.
Office lease agreement
     On March 1, 2007, the Company entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby the Company has leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The new office will primarily house the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel. The one-time initial opening costs of the Nashville office are estimated to be approximately $1.4 million before taxes, or $0.06 per diluted share. The Company has incurred and recorded approximately $1.2 million of this estimated cost through the first three quarters of fiscal 2007. The majority of the remainder of these costs will be incurred and recorded in the fourth quarter of fiscal 2007.
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
•	If we are unable to maintain the profitability of our existing stores, it could result in a decrease in net sales and net income.

•	A prolonged economic downturn could result in reduced net sales and profitability.

•	Reduced consumer spending in the southeastern part of the United States where approximately half of our stores are concentrated could reduce our net sales.

•	We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products, resulting in reduced net sales.

•	We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

•	We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales, resulting in reduced gross profit.

•	Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and/or a loss of our market share.
•	Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our operating income and net income, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

•	We may experience significant variations in our quarterly results.

•	The agreement covering our debt places certain reporting and consent requirements on us which may affect our ability to operate our business in accordance with our business strategy.

•	Our comparable store sales fluctuate due to a variety of factors and may not be a meaningful indicator of future performance.

•	We are highly dependent on customer traffic in malls, and any reduction in the overall level of mall traffic could reduce our net sales and increase our sales and marketing expenses.

•	Our hardware and software systems are vulnerable to damage that could harm our business.
•	We depend on key personnel, and if we lose the services of any member of our senior management team, we may not be able to run our business effectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     As of November 3, 2007, there was approximately $20.8 million in outstanding borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of November 3, 2007.

ITEM 4.	CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 3, 2007 have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
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

KIRKLAND’S, INC.
Date: December 12, 2007	/s/ Robert E. Alderson
Robert E. Alderson
Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Vice President of Finance and Chief Financial Officer