Form 10-K
period 2008-02-02
KIRKLAND'S, INC
filed 2008-05-01
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49885

Kirkland’s, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 Smith Lane, Jackson, Tennessee (Address of principal executive offices)	38301 (Zip Code)

Registrant’s telephone number, including area code:
(615) 872-4995

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered

Common Stock, no par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 3rd, 2007 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $25,018,239 based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of April 11, 2008, there were 19,614,657 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 16, 2008, are incorporated by reference into Part III of this Form 10-K.

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

General

We are a specialty retailer of home décor in the United States, operating 335 stores in 35 states as of February 2, 2008. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over our history and have expanded our store base into different regions of the country.

During the 52 weeks ended February 2, 2008 (“fiscal 2007”), we opened 35 new stores and closed 49 stores. All of our fiscal 2007 new stores are located in off-mall venues, and all of our closings except two stores were located in malls. We anticipate that all of our new store openings during fiscal 2008 will be in off-mall venues, while substantially all of our closings will be stores located in mall venues.

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

Strong value proposition.  Our customers regularly experience the satisfaction of paying noticeably less for items similar or identical to those sold by other retail stores or through other retail channels. This strategy of providing a unique combination of style and value is an important element in making Kirkland’s a destination store. While we carry items in our stores that sell for several hundred dollars, most items sell for under $20 and are perceived by our customers as very affordable home décor and gifts. Our longstanding relationships with vendors and our ability to place and sell through large orders of a single item enhance our ability to attain favorable product pricing from vendors.

Broad market appeal.  Our stores operate successfully across a wide spectrum of different regions and market sizes. As of February 2, 2008, we operated stores in 35 states. Although originally focused in the Southeast, approximately 46% of our stores are now located outside that region. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within our target markets where our customers live and shop.

Store Development Strategy

Our strategy on store development in previous years has been to open new stores in existing and new markets. Over the past three years, we have slowed our new store growth and decreased our overall number of stores from 347 as of the end of fiscal 2005 to 335 stores as of the end of fiscal 2007. New stores generally have been larger, off-mall stores, while store closings mostly have consisted of smaller mall stores. We anticipate that we will open substantially all of our new stores in off-mall locations. As of February 2, 2008, we had commitments to open three new stores during fiscal 2008. Depending upon the progress of the business and the available real estate opportunities, we have identified an additional three to five potential locations that we believe will create a strong positive cash flow result. These additional three to five locations represent relocations of existing productive stores that are at the end of their lease term. This plan represents the extent of our new store development for fiscal 2008, allowing our operators to concentrate more on maximizing the existing store base, rather than managing new store growth. We expect to close approximately 40 stores during the 52 weeks ending January 31, 2009 (“fiscal 2008”).

Our store model produces strong store-level cash flow and provides an attractive store-level return on investment. Of the 143 new stores opened during the past three fiscal years, 142 of these are located in off-mall venues. Among the group of 142 off-mall stores, 108 have been open at least a full twelve months, and their average first-year sales volume was approximately $1,400,000. These stores often generate a positive store contribution in their first full year of operation. Since fiscal 2003, when we began to focus our growth on off-mall opportunities, we have recorded higher average sales volume and store contribution from our off-mall new stores as compared to mall stores.

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

Merchandising

Merchandising strategy.  Our merchandising strategy is to (i) offer distinctive and often exclusive, high quality home décor at affordable prices which represent value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of key items within targeted categories, rather than merchandising complete product classifications, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas.

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

We continuously introduce new and often exclusive products to our merchandise assortment in order to (i) maintain customer interest due to the freshness of our product selections, encouraging frequent return visits to our stores, (ii) enhance our reputation as a source for identifying or developing high quality, fashionable products, and (iii) allow merchandise which has peaked in sales to be quickly discontinued and replaced by new items. In addition, we strategically increase selling space devoted to gifts and holiday merchandise during the third and fourth quarters of the calendar year. Our flexible store design and fixtures allow for selling space changes as needed to capitalize on selling trends.

Our average store generally carries approximately 2,400-2,500 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item, and therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. New and different SKUs are introduced to our stores constantly.

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

Product assortment.  Our major merchandise categories include wall décor (framed art, mirrors, metal and other wall ornaments), lamps, decorative accessories, candles and related items, textiles, garden accessories, and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. Consistent with our item-focused strategy, a vital part of the product mix is a variety of home décor and other assorted merchandise that does not necessarily fit into a specific product category. Decorative accessories consist of such varied products as vases and clocks. Other merchandise includes housewares, picture frames and miscellaneous items. Throughout the year and especially for the fourth quarter of the calendar year, our buying team uses its experience in home décor to develop products that are equally appropriate for gift-giving.

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

		% of Net Sales
Merchandise Category	Fiscal 2007	Fiscal 2006	Fiscal 2005

Wall Décor (including framed art, mirrors, metal and other wall ornaments)	31%	29%	29%
Decorative Accessories	13	12	10
Candles	11	11	10
Accent Furniture	8	8	6
Holiday	8	7	8
Lamps	6	8	10
Textiles	6	8	9
Garden	5	5	6
Gifts	5	2	4
Other (including housewares, picture frames and other miscellaneous items)	4	5	4
Floral	3	5	4

Total	100%	100%	100%

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

Store Operations

General.  As of February 2, 2008, we operated 335 stores in 35 states, with stores generally operating seven days a week. In addition to corporate management, two Regional Vice Presidents and approximately 20 District Team Leaders (who generally have responsibility for approximately 16 stores within a geographic district) manage store operations. A Store Team Leader and one to three Assistant Store Team Leaders manage individual stores. The Store Team Leader is responsible for the day-to-day operation of the store, including sales, guest service, merchandise display, human resource functions and store security. A typical store operates with an average of eight to 10 team members including a full-time stock person and a combination of full and part-time team members, depending on the volume of the store and the season. Additional part-time sales associates are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

Formats.  We operate stores in both mall and off-mall venues. As of February 2, 2008, we operated 121 stores in enclosed malls and 214 stores in a variety of off-mall venues including “lifestyle” strip centers, “power” strip centers, outlet centers and freestanding locations. Off-mall stores tend to be larger than mall stores, and have a lower occupancy cost per square foot. The average size of our mall stores is approximately 4,700 square feet, and the average size of our off-mall stores is approximately 6,300 square feet. The average size of the new stores we opened in fiscal 2007 was approximately 7,400 square feet, and we expect our fiscal 2008 new stores to be of similar size. In fiscal 2006, we developed and implemented a new store design package which utilized new colors, surfaces, fixtures, and product positioning.

Visual merchandising.  Merchandise in both mall and off-mall stores is generally displayed according to display guidelines and directives given to each store from the Marketing and Merchandising teams with input from Store Operations. This procedure promotes uniform display standards throughout the chain. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, and also display certain products strictly by category or product type.

Because of the nature of our merchandise and our focus on identifying and developing best-selling items, we emphasize our visual merchandising standards. Our Marketing and Merchandising teams provide Store Team Leaders with recommended directives such as photographs and diagrams and placement guides. Each Store Team Leader has flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers. Effective and consistent visual merchandising enhances a store’s ability to reach its full sales potential.

Personnel recruitment and training.  We believe our continued success is dependent in part on our ability to attract, retain and motivate quality team members. In particular, the success of our strategy depends on our ability to promote and/or recruit qualified District and Store Team Leaders and maintain quality team members. A multi-week training program is provided for new District Team Leaders and Store Team Leaders. Many Store Team Leaders begin their Kirkland’s career as sales associates, but complete a formal five week training program before taking responsibility for a store. This five week training program includes two weeks in a designated “training store,” working directly with a qualified Training Store Team Leader. District Team Leaders are primarily responsible for recruiting new Store Team Leaders. Store Team Leaders are responsible for the hiring and training of new team members, assisted where appropriate by a Regional Human Resources

Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s.

Compensation and incentives.  We compensate our Regional Vice Presidents with a base salary, plus an annual performance bonus based on overall Company performance. District and Store Team Leaders are compensated with a base salary or on an hourly basis, plus a quarterly performance bonus based on store sales, product margins, and expense control. Sales associates are compensated on an hourly basis. In addition, we periodically run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.

Real Estate

Strategy.  Our real estate strategy is to identify retail properties that are convenient and attractive to our target female customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets such as Houston, Texas and Atlanta, Georgia; middle markets such as Birmingham, Alabama, and Nashville, Tennessee; and smaller markets such as Lafayette, Louisiana, and Amarillo, Texas.

Site selection.  Our current strategy is to locate our stores in off-mall venues which are destinations for large numbers of shoppers and which reinforce our quality image and brand. To assess potential new locations, we review financial and demographic criteria and infrastructure for access. We also analyze the quality and relative location of co-tenants and competitive factors, square footage availability, frontage space and other relevant criteria to determine the overall acceptability of a property and the optimal locations within it.

Until recent years, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors. Beginning in fiscal 2003, we began to explore more off-mall real estate alternatives. We have experienced better financial results in these off-mall venues, primarily due to higher sales volumes and lower occupancy costs. We also believe that our target shopper prefers the off-mall location for convenience in her home décor shopping experience. Of our 335 stores as of February 2, 2008, 214 were in a variety of off-mall venues including “lifestyle” strip centers, “power” centers, outlet centers and freestanding locations. Off-mall stores tend to be slightly larger than mall stores, and have lower occupancy cost per square foot. We currently anticipate that all of the new stores opening in fiscal 2008 will be located in off-mall venues.

We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers and our strong position with co-tenants in the home décor category. The following table provides a history of our store openings and closings by venue for the last five fiscal years.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2007	2006	2005	2004	2003

Mall
Stores open at beginning of period	168	210	241	245	231
Store openings	—	1	—	10	25
Store closings	(47)	(43)	(31)	(14)	(11)

Stores open at end of period	121	168	210	241	245
Off-Mall
Stores open at beginning of period	181	137	79	35	18
Store openings	35	48	59	44	17
Store closings	(2)	(4)	(1)	—	—

Stores open at end of period	214	181	137	79	35
Total
Stores open at beginning of period	349	347	320	280	249
Store openings	35	49	59	54	42
Store closings	(49)	(47)	(32)	(14)	(11)

Stores open at end of period	335	349	347	320	280

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

We purchase merchandise from approximately 275 vendors. Approximately 75% of our total purchases are from importers of merchandise manufactured primarily in the Far East and India, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. As we execute our strategy, we are continually evaluating the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and offering them in our stores.

Planning and allocation.  Our merchandise planning and allocation team works closely with our buying team, field management and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team also manages inventory levels, allocates merchandise to stores and replenishes inventory based upon information generated by our information systems. Our inventory control systems monitor current inventory levels at each store and total company. We also continually monitor recent selling history within each store by category, classification and item to properly allocate future purchases to maximize sales and gross margin.

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

Distribution and Logistics

We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach entails a thorough evaluation of all parts of the supply chain, from merchandise vendor to the store selling floor. We have developed strategies that incorporate the needs and expertise of many different parts of the Company including logistics, merchandising, store operations, information technology, and finance. During fiscal 2003, we reached agreement to lease a new, 771,000-square-foot distribution center in Jackson, Tennessee. This building was built to our specifications and opened in May 2004.

The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. In fiscal 2008 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage and handling costs.

In addition to making improvements to our distribution center operation, we have taken important steps to improve our efficiency in transporting merchandise to stores. We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. Prior to fiscal 2006, the majority of our merchandise deliveries were handled by either less-than-truckload (LTL) carriers or full truckload deliveries to regional “pool points”, with local delivery agents handling the actual store delivery function. As of the end of fiscal 2007, approximately 89% of our stores utilize a third alternative-less frequent full truckload deliveries. This alternative results in a lower cost and allows our field personnel better ability to plan the payroll needs surrounding merchandise receiving. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors.

An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We also need to ensure that our distribution infrastructure and supply chain are kept in sync with our anticipated store count. For the foreseeable future, we believe our current distribution infrastructure is adequate to support our operational needs.

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

As part of our effort to reach out to customers, in fiscal 2004, we introduced our Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. As a cardholder, customers are automatically enrolled in a loyalty program whereby they earn loyalty points for their purchases. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases. We believe that customers using the card visit our stores and purchase merchandise more frequently as well as spend more per visit than our customers not using the card. As of February 2, 2008, there were approximately 500,000 Kirkland’s private-label credit card holders.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, and “Kirkland’s Outlet” other than 3 stores, which continue to operate under the name “Briar Patch by Kirkland’s.” We acquired the Briar Patch stores in 1998. As these stores are remodeled or relocated, we intend to change their name to “Kirkland’s” or “Kirkland’s Home.”

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

The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally-styled merchandise, reflective of current market trends, offered at a value price combined with a unique store experience. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner, and providing a quality store experience.

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

Employees

We employed 3,843 employees at March 28, 2008. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by written request to: Secretary, Kirkland’s, Inc., 431 Smith Lane, Jackson, TN 38301.

Executive Officers of Kirkland’s

The name, age as of March 31, 2008, and position of each of our executive officers is as follows:

Robert E. Alderson, 61, has been a Director of Kirkland’s since September 1986 and has been Chief Executive Officer since February 2006. He also served as Chief Executive Officer from March 2001 to May 2005. He currently serves as President of Kirkland’s, and he also served as President from February 2006 to March 2006 and as President from November 1997 to May 2005. He served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.

W. Michael Madden, 38, has been Senior Vice President and Chief Financial Officer since January 2008 and Vice President and Chief Financial Officer since May 2006. Prior to his appointment as Chief Financial Officer, Mr. Madden served as Vice President of Finance since May 2005. Prior to May 2005, he served as Director of Finance since July 2000. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers, LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

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

If We Are Unable to Successfully Execute Our Turnaround Strategy, Our Results of Operations Will Not Improve.

Over the past several fiscal years, a number of key financial and operating metrics for our company have declined, including net income, operating income and comparable store sales. We have reported a net loss for the past two fiscal years, and for the first time in our history as a public company, we have reported a decline in total revenue as compared to the prior fiscal year. In order to attempt to reverse these trends, we have embarked on an operating strategy designed to improve our operating and financial performance, including improved merchandising, improved guest service, aggressive closing of underperforming stores, and expense reductions.

If our turnaround strategy is not successful, our financial and operating results are unlikely to improve, and the market value of our stock could decline.

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

Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.

Numerous factors affect our comparable store net sales results, including among others, weather conditions, retail trends, the retail sales environment, economic conditions, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store net sales results have historically experienced fluctuations, and in the past several years, we have experienced declines in comparable store sales. Our comparable store net sales may not increase from quarter to quarter and may continue to decline. As a result, the unpredictability of our comparable store net sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues or comparable store net sales may cause the price of our common stock to fluctuate significantly.

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

We purchase our products from approximately 275 vendors with which we have no long-term purchase commitments or exclusive contracts. None of our vendors supplied more than 10% of our merchandise purchases during fiscal 2007. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us. In addition, our recent unfavorable financial performance may make it difficult for some of our vendors to arrange for the financing or factoring of their orders with manufacturers, which could result in our inability to obtain desired merchandise from those vendors.

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

Most of our merchandise is purchased through vendors in the United States who import the merchandise from foreign countries including China and India. Our vendors are subject to the risks involved with relying on products manufactured abroad, and we remain subject to those risks to the extent that their effects are passed through to us by our vendors or cause disruptions in supply. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, freight cost increases, terrorism, war, economic uncertainties (including inflation, foreign government regulations and political unrest) and trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase.

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

An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. In addition, recent increases in energy prices have resulted, and are expected to continue to result, in increased merchandise and freight costs, which cannot readily be offset through higher prices because of competitive factors.

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

Our senior credit facility contains a number of covenants requiring us to report to our lender or to obtain our lender’s consent in connection with certain activities we may wish to pursue in the operation of our business. These requirements may affect our ability to operate our business and consummate our business strategy and may limit our ability to take advantage of potential business opportunities as they arise. These requirements affect our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	pay dividends or make other distributions;

•	make investments;

•	sell assets;

•	enter into transactions with affiliates;

•	repurchase capital stock; and

•	enter into certain mergers and consolidations.

The senior credit facility has one financial covenant. This covenant requires us to maintain “excess availability,” as defined in our credit agreement, of at least $3 million to $4.5 million depending upon the size of our borrowing base. Any failure to comply with this or other covenants would allow the lenders to accelerate repayment of their debt, prohibit further borrowing under the facility, declare an event of default, take possession of their collateral or take other actions available to a secured senior creditor.

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

We lease all of our store locations and expect to continue our practice of leasing rather than owning. Our leases for mall stores typically provide for 10-year terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Our leases for off-mall stores typically provide for terms ranging from 5 to 10 years. Many of our leases provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level) and the rate of increase in key ancillary charges is generally capped.

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

We own a building in Jackson, Tennessee formerly used as our corporate headquarters, which consists of approximately 40,000 square feet of office space which we intend to sell. We currently lease one central distribution facility, consisting of 771,000 square feet, also located in Jackson, Tennessee. This lease has a 15-year initial term, with two five-year options. On March 1, 2007, we entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby we leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The office houses the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel.

The following table indicates the states where our stores are located and the number of stores within each state as of February 2, 2008:

Alabama	18
Arizona	12
Arkansas	7
California	10
Colorado	2
Connecticut	2
Delaware	1
Florida	46
Georgia	19
Illinois	7
Indiana	7
Iowa	1
Kansas	2
Kentucky	8
Louisiana	11
Maryland	5
Massachusetts	2
Michigan	3
Minnesota	4
Mississippi	11
Missouri	6
Nebraska	3
Nevada	3
New Jersey	3
New York	7
North Carolina	20
Ohio	7
Oklahoma	5
Pennsylvania	10
South Carolina	8
Tennessee	15
Texas	53
Utah	1
Virginia	13
Wisconsin	3

Total	335

Item 3.	Legal Proceedings

We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on The Nasdaq Stock Market under the symbol “KIRK.” We commenced trading on The Nasdaq Stock Market on July 11, 2002. On April 3, 2008, there were approximately 98 holders of record, and approximately 1,850 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

First Quarter	$5.68	$4.50	$7.74	$4.95
Second Quarter	$5.24	$2.20	$6.88	$5.05
Third Quarter	$2.13	$0.95	$5.25	$4.18
Fourth Quarter	$1.11	$0.58	$5.64	$4.40

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2007 represented 52 weeks ended on February 2, 2008. Fiscal 2006 represented 53 weeks ended on February 3, 2007.

Introduction

We are a specialty retailer of home décor in the United States, operating 335 stores in 35 states as of February 2, 2008. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the fiscal year ended February 2, 2008, we recorded total revenues of $396.7 million, which included approximately $772,000 related to gift certificate and gift card breakage.

Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over our history and have expanded our store base into different regions of the country. During the past nine years, we have more than doubled our store base, principally through new store openings. During the 52 weeks ended February 2, 2008 (“fiscal 2007”), we opened 35 new stores and closed 49 stores. All of our fiscal 2007 new stores are located in off-mall venues, and all of our closings except two stores were located in malls.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers to our operating performance. Net sales consists of all merchandise sales to customers, net of estimated returns and exclusive of sales taxes. Our net sales for fiscal 2007 decreased by 10.7% to $395.9 million from $443.2 million in fiscal 2006, including the extra week in the fiscal 2006 retail calendar. The additional week included in the 2006 fiscal calendar accounted for approximately $8 million in sales. The sales comparison was also impacted by the changes in our store count. During fiscal 2007, we opened 35 new stores and closed 49 stores. Comparable store sales declined 13.3% for fiscal 2007. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales. Cost of sales has four distinct components: product cost (including inbound freight), outbound freight cost, store occupancy cost and central distribution cost. Product cost comprises the majority of cost of sales, while central distribution cost is the least significant of these four elements. Product and freight cost are variable, while occupancy and distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2007, gross profit decreased 19.0% to $113.7 million from $140.4 million for fiscal 2006. Gross profit includes the recognition of $772,000 and $3.6 million in gift certificate and gift card breakage revenue in fiscal 2007 and 2006, respectively. During the fourth quarter of fiscal 2006, we completed a review of our historical redemption patterns related to gift certificates and gift cards, and initially recorded $3.6 million in breakage revenue. Gross margin for fiscal 2007 decreased to 28.7% of total revenue from 31.4% of total revenue for fiscal 2006, primarily due to the recognition of the $3.6 million in gift certificate and gift card breakage revenue in fiscal 2006 and higher levels of markdowns during fiscal 2007.

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

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2007	2006

Net sales growth(1)	(10.7)%	6.8%
Comparable store sales growth(2)	(13.3)%	(6.6)%
Average net sales per store (in thousands)(3)	$1,126	$1,272
Average net sales per square foot(4)	$202	$247
Merchandise margins as a percentage of net sales(5)	48.4%	50.1%
Gross profit as a percentage of net sales	28.7%	31.7%
Compensation and benefits as a percentage of net sales	18.5%	17.5%
Other operating expenses as a percentage of net sales	10.7%	10.1%
Inventory yield(6)	226.0%	275.0%
Return on assets (ROA)(7)	(21.4)%	(0.1)%

(1)	Fiscal 2006 results reflect a 53-week retail calendar, while fiscal 2007 reflects a 52-week retail calendar.

(2)	Fiscal 2007 and fiscal 2006 comparable store sales are adjusted for the additional week included in the retail calendar for fiscal 2006. Comparable store sales are calculated by including new stores on the first day of the month following the 13th full fiscal month of sales.

(3)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(4)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(5)	Merchandise margin is calculated as net sales minus product cost of sales, excluding outbound freight, store occupancy, and central distribution costs.

(6)	Inventory yield is defined as gross profit including gift certificate and gift card breakage divided by average inventory for each of the preceding four quarters.

(7)	Return on assets equals net income including gift certificate and gift card breakage divided by total assets.

Strategic Areas of Emphasis

The downturn in our financial performance for the last three fiscal years has primarily resulted from declining comparable store sales and cumulative decreases in our merchandise margin. Accordingly, a central area of emphasis for fiscal 2008 is improving the productivity of our merchandise assortment through comparable store sales increases and improvements in our product margin. This effort encompasses process improvement in identifying and growing appealing merchandise, planning and product allocation, enhancement of merchandising personnel and department structure, and evaluation of competitive factors.

In response to the underperformance of our merchandising assortment, we have shifted our focus in buying from enhancing our style through themed merchandise presentations to a straightforward effort focused on stand-alone items, priced-right initially to promote immediate customer attention to the value proposition. This effort will be supported by a renewed emphasis and execution to ensure a constant flow of new items to promote an ever-changing mix of inventory. We believe that our customers respond best to a frequently-changing mix of items at value prices, promoting more regular visits and ultimately increasing traffic counts through word-of-mouth. Our efforts in merchandising will support the delivery of this store experience to the customer in 2008.

Another important area of emphasis is enhancing the store experience by improving guest service. Given a competitive retail environment, our in-store guest experience is a key differentiator. Training and store-level incentives for achievement of guest-service goals and metrics will be a focus for us in fiscal 2008. We will measure our success in these initiatives through monitoring key performance metrics including comparable stores sales, conversion rate (transactions divided by traffic count), average dollar transaction, employee turnover rate, and results from our mystery shopping program.

The decrease in our store base during fiscal 2007 reflects our focus on aggressively closing underperforming stores and a slowed pace of new store growth. The closing of unproductive stores will be a key focus of our fiscal 2008 strategy. As of the end of fiscal 2007, there were approximately 108 stores through mid-2009 with expiring leases or other opportunities to exit locations at no cash cost to the Company. We are evaluating each of these properties closely, with cash flow and profitability being the key determinants in our ultimate course of action. Through this evaluation, we expect to close approximately 40 stores in fiscal 2008.

As of February 2, 2008, we had commitments to open three new stores during fiscal 2008. Depending upon the progress of the business and the available real estate opportunities, we have identified an additional three to five potential locations that we believe will create a strong positive cash flow result. These additional three to five locations represent relocations of existing productive stores that are at the end of their lease term. This plan represents the extent of our new store development for fiscal 2008, allowing our operators to concentrate more on maximizing the existing store base, rather than managing new store growth. Capital expenditures related to new stores are expected to be in the range of $2.5 to $3 million as compared to $13.1 million in fiscal 2007.

The following table summarizes our stores and square footage under lease in mall and off-mall locations as of February 2, 2008 and February 3, 2007:

	As of			As of
	February 2,			February 3,
	2008			2007
	Mall	Off-Mall	Total	Mall	Off-Mall	Total

Number of Stores	121	214	335	168	181	349
Square footage	581,930	1,345,891	1,990,167	809,337	1,095,425	1,904,762
Average square footage per store	4,809	6,289	5,941	4,817	6,052	5,458

				For the Fiscal Year Ended
	For the Fiscal Year Ended February 2, 2008			February 3, 2007
	Mall	Off-Mall	Total	Mall	Off-Mall	Total

Average net sales per store (in thousands)(1)	$994	$1,216	$1,126	$1,180	$1,388	$1,272
Average net sales per square foot(1)(2)	$211	$200	$204	$250	$245	$247

(1)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(2)	The decrease in net sales per square foot from fiscal 2007 to 2006 was due primarily to the comparable store sales decrease coupled with a higher average square footage per store in fiscal 2007.

Another important area of emphasis will be inventory management. We plan to operate the business at an inventory level that supports the trends of the business, careful not to harm the ability to drive sales. We have been able to consistently maintain good liquidity, in part due to our success in inventory management and keeping the levels of investment in line with business trends.

As part of our late 2007 efforts to improve the Company’s liquidity and manage the business during a period of difficulty, we took action to reduce the fixed overhead costs in the business. This will continue to be an important focus in 2008. During 2008, we expect a year-over-year reduction in our corporate operating expenses of approximately $3.5 million as a result of personnel restructuring activities and other cost reductions that occurred during the second half of fiscal 2007.

Our cash balances decreased from $25.4 million at February 3, 2007 to $5.8 million at February 2, 2008 primarily due to our negative comparable store sales performance during fiscal 2007. Our objective is to finance all of our operating and investing activities for fiscal 2008 with cash provided by operations, borrowings under our revolving credit line, and to the extent available the sale of our corporate airplane and our former headquarters building in Jackson, TN. We have also filed for a tax refund in the amount of $2.9 million as a result of our ability to carry-back losses from 2007 to the previous two tax years. We expect that capital expenditures for fiscal 2008 will range from $3 to $5 million, primarily to fund the leasehold improvements of approximately three to eight new stores and maintain our investments in existing stores, our distribution center and information technology infrastructure.

Fiscal 2007 Compared to Fiscal 2006

Results of operations.  The table below sets forth selected results of our operations in dollars and expressed as a percentage of total revenue for the periods indicated (dollars in thousands):

	Fiscal 2007		Fiscal 2006		Change
	$	%	$	%	$	%

Net sales	$395,929	99.8%	$443,248	99.2%	$(47,319)	(10.7)%
Gift certificate and gift card breakage revenue	772	0.2%	3,580	0.8%	(2,808)	(78.4)%

Total revenue	396,701	100.0%	446,828	100.0%	(50,127)	(11.2)%
Cost of sales	283,040	71.3%	306,469	68.6%	(23,429)	(7.6)%

Gross profit	113,661	28.7%	140,359	31.4%	(26,698)	(19.0)%
Operating expenses:
Compensation and benefits	73,392	18.5%	77,465	17.3%	(4,073)	(5.3)%
Other operating expenses	42,363	10.7%	44,800	10.0%	(2,437)	(5.4)%
Impairment charge	3,453	0.9%	688	0.2%	2,765	401.9%
Depreciation and amortization	20,391	5.1%	18,084	4.0%	2,307	12.8%

Operating income (loss)	(25,938)	(6.5)%	(678)	—0.2%	(25,260)	(3,725.7)%
Interest (income) expense, net	440	0.1%	(14)	0.0%	454	3,242.9%
Other income, net	(112)	0.0%	(507)	(0.1)%	395	77.9%

Income (loss) before income taxes	(26,266)	(6.6)%	(157)	0.0%	(26,109)	(16,629.9)%
Income tax provision (benefit)	(360)	(0.1)%	(17)	0.0%	(343)	(2,017.6)%

Net income (loss)	$(25,906)	(6.5)%	$(140)	0.0%	$(25,766)	(18,404.3)%

Net sales.  Net sales decreased by 10.7% to $395.9 million for fiscal 2007 from $443.2 million for fiscal 2006. The net sales decrease in fiscal 2007 resulted primarily from the decrease in comparable store sales. We opened 35 new stores in fiscal 2007 and 49 new stores in fiscal 2006, and we closed 49 stores in fiscal 2007 and 47 stores in fiscal 2006. During fiscal 2007, comparable store sales decreased 13.3% as compared to a 6.6% decrease in fiscal 2006. Comparable store sales in our mall store locations were down 14.1% for the year, while comparable store sales for our off-mall store locations were down 12.7%. The comparable store sales decline resulted from several factors, including a difficult sales environment in the home décor retail sector and weak customer traffic trends. The overall traffic declines led to lower transaction volumes. Customer conversion rates were also lower as compared to prior year. The lower transaction volumes also included a lower average dollar transaction, driven by a decrease in our average retail selling price and a slight decrease in items per transaction. Most of our key merchandise categories experienced negative comparable store sales declines during fiscal 2007. The negative comparable store sales performance accounted for a $46.8 million decrease in net sales from the prior year including the additional retail week in fiscal 2006 which amounted to approximately $8 million in net sales.

Gift certificate and gift card breakage revenue.  Revenues from our gift certificates and gift cards are recognized when tendered for payment and included in “Net sales.” While we will continue to honor all gift certificates and gift cards presented for payment, we determine the likelihood of redemption to be remote for certain gift certificates and gift card balances due to, among other things, long periods of inactivity. In fiscal

2006, the Company began using the Redemption Recognition Method to account for breakage for unused gift card and gift certificate amounts where breakage is recognized as gift certificates or gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent we determine there is no requirement for remitting certificate or card balances to government agencies under unclaimed property laws, breakage is recognized in the consolidated statement of operations as a component of revenue. After completing a review of our historical redemption patterns during the fourth quarter of fiscal 2006, we recognized an initial $3.6 million of revenue and operating income related to gift certificate and gift card breakage. Approximately $772,000 of revenue and operating income was recognized during fiscal 2007. There was no revenue recognized on unredeemed gift certificates or gift card balances prior to fiscal 2006 because sufficient data was not available during those periods to support an alternative position.

Gross profit.  Gross profit decreased $26.7 million, or 19.0%, to $113.7 million for fiscal 2007 from $140.4 million for fiscal 2006. Gross profit expressed as a percentage of total revenue decreased to 28.7% for fiscal 2007, from 31.4% for fiscal 2006. The decrease in gross profit as a percentage of total revenue was primarily driven by lower merchandise margins due to higher levels of promotional activity and markdowns as compared to the prior year as well as the impact of the initial recognition of gift certificate and gift card breakage revenue in fiscal 2006. Merchandise margins as a percentage of net sales declined from 50.1% in fiscal 2006 to 48.4% in fiscal 2007. Increased markdowns were necessary throughout the year to clear through an unproductive merchandise assortment. This, combined with an increase in promotional activity and poor performance in our holiday seasonal assortment, led to the margin decline. Store occupancy costs during fiscal 2007 were $54.3 million, or 13.7% of total revenue versus $54.9 million, or 12.3% of total revenue in fiscal 2006. The increase as a percent of total revenue was primarily due to the de-leveraging of fixed rental costs due to the sales decline. Freight expenses decreased as a percentage of total revenue despite rising fuel costs as we realized savings throughout the year due to the implementation of changes in our store delivery methods. Central distribution costs were slightly higher as a percentage of net sales for the year due to the decrease in sales.

Compensation and benefits.  Compensation and benefits, including both store and corporate personnel, was $73.4 million, or 18.5% of total revenue, for fiscal 2007 as compared to $77.5 million, or 17.3% for fiscal 2006. The increase in the compensation and benefits ratio was primarily due to the negative comparable store sales performance. At the store level, payroll costs increased as a percentage of total revenue versus the prior year due to the comparable store sales decline and our inability to reduce hours enough to offset the impact and still maintain proper store coverage. At the corporate level, during the third quarter of fiscal 2007, we incurred a charge related to separation costs associated with a restructuring of corporate personnel. This charge totaled approximately $965,000, or $0.04 per share. We also incurred a charge during the fourth quarter of fiscal 2007 related to the separation costs associated with the departure of our former President and Chief Operating Officer. This charge totaled approximately $412,000, but was offset by a reversal of previously recorded stock compensation in the amount of $353,000 related to a forfeited restricted stock grant associated with this separation. In the prior year, we incurred a pre-tax expense of approximately $400,000 related to the termination of our former Chief Executive Officer and a pre-tax expense of approximately $728,000 related to a post-retirement benefit agreement with our current Chief Executive Officer.

Other operating expenses.  Other operating expenses, including both store and corporate costs, were $42.4 million, or 10.7% of total revenue, for fiscal 2007 as compared to $44.8 million, or 10.0% of total revenue, for fiscal 2006. The increase in these operating expenses as a percentage of net sales was primarily the result of the negative comparable store sales performance and the de-leveraging effect on the fixed components of store and corporate operating expenses. Store-level operating expenses increased slightly as a percentage of total revenue due to higher utility costs related to our larger off-mall stores and increases in insurance expense. These increases were partly offset by a change in estimate regarding breakage associated with discount certificates issued to our private-label credit card customers. Corporate-level operating expenses were slightly higher as a percentage of total revenues compared to prior year. This increase reflects the one time costs of $1.3 million related to the opening of a satellite office in Nashville, Tennessee.

Impairment charge.  During fiscal 2007, we incurred a non-cash charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $2.1 million, or

$0.11 per share, compared with $688,000, or $0.02 per share in fiscal 2006. During the fourth quarter of fiscal 2007, we incurred a goodwill impairment charge of approximately $1.4 million, or $0.07 per share, as the fair value of the business was estimated to be less than the carrying value of our net assets as of February 2, 2008.

Depreciation and amortization.  Depreciation and amortization expense was $20.4 million, or 5.1% of total revenue, for fiscal 2007 as compared to $18.1 million, or 4.0% of total revenue, for fiscal 2006. The increase in depreciation and amortization was the result of new store openings in fiscal 2006 and 2007 and acceleration of depreciation on planned store closings totaling approximately $500,000.

Interest expense, net.  Net interest expense increased as a result of higher average revolver borrowings in fiscal 2007 and lower interest rates on invested cash.

Other income, net.  Other income was lower than the prior year primarily due to the receipt of insurance proceeds in fiscal 2006 of approximately $284,000 related to property damage caused by Hurricane Katrina.

Income tax benefit.  Income tax benefit was 1.4% of the loss before income taxes for fiscal 2007 as compared to a benefit of 10.8% of the loss before income taxes for the prior year period. The reduction in our tax rate for fiscal 2007 is primarily the result of an increase in the valuation allowance against our net deferred tax assets of approximately $8.2 million.

We evaluate the realizability of our deferred tax assets on an ongoing basis, considering all available positive and negative evidence, including the reversal patterns of assets and liabilities, past financial results, future taxable income projections and on-going prudent and feasible tax planning strategies. A significant factor impacting this evaluation was our cumulative losses in recent periods.

Net income (loss).  As a result of the foregoing, we reported a net loss of $25.9 million, or $(1.33) per diluted share for fiscal 2007 compared to $140,000, or $(0.01) per diluted share for fiscal 2006.

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

Cash flows from operating activities.  Net cash provided by (used in) operating activities was $(4.9) million and $29.5 million for fiscal 2007 and fiscal 2006, respectively. Net cash provided by (used in) operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of the decline in our operating performance resulting from the 13.3% decrease in our comparable store sales and the decline in profit margin. Inventories decreased approximately $3.5 million during fiscal 2007 as compared to a decrease of $4.4 million during the prior year period. Inventories averaged approximately $123,000 per store at February 2, 2008, as compared to $128,000 per store at February 3, 2007. Accounts payable decreased $4.8 million during fiscal 2007 as compared to a decrease of $3.7 million for the prior year period. The change in accounts payable is primarily due to the timing and amount of merchandise receipt flow.

Cash flows from investing activities.  Net cash used in investing activities for fiscal 2007 consisted principally of $14.8 million in capital expenditures as compared to $19.5 million for the prior year period. These expenditures primarily related to the opening of new stores. During fiscal 2007, we opened 35 new stores. We expect that capital expenditures for all of fiscal 2008 will range from $3 million to $5 million, primarily to fund the maintenance of our existing investments in stores, information technology, and the distribution center, as well as the opening of three to eight new stores. As of February 2, 2008, we had lease commitments to three new stores. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2008 will average approximately $400,000 to $430,000 per store. We anticipate that we will continue to receive landlord allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.

Cash flows from financing activities.  Net cash provided by financing activities was $0.1 million and $0.4 million for fiscal 2007 and fiscal 2006, respectively. Cash flows from financing activities for fiscal 2007 were primarily comprised of borrowings and repayments under our revolving credit facility. The facility was drawn to a peak of $21.1 million and paid down to zero by the end of the fiscal year. During fiscal 2006, cash flows from financing activities also primarily related to bank revolver activity. We borrowed to a peak of $13.2 million and paid down to zero by the end of the year for fiscal 2006.

Revolving credit facility.  Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended revolving credit facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (3.11% at February 2, 2008) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximate $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.5% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3 to $4.5 million depending on the size of the borrowing base, at all times.

As of February 2, 2008, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $22.1 million available for borrowing (net of the availability block as described above).

At February 2, 2008, our balance of cash and cash equivalents was approximately $5.8 million and the borrowing availability under our facility was $22.1 million (net of the availability block as described above). During fiscal 2007, we undertook a number of measures to reduce expenses and improve liquidity, including corporate headcount reductions, slowing store growth, closing underperforming stores, commencing the sale of non-productive assets, enhancing and maximizing our existing credit facility, and reducing our planned inventory needs. We also filed for an income tax refund in the amount of $2.9 million during the first quarter of fiscal 2008. Our plan for fiscal 2008 contemplates incurring additional operating losses; however, we believe that cash flow from operations, including the impact of the aforementioned initiatives, coupled with funds received from the sale of assets and the collection of the tax refund will result in peak borrowings that are lower than the prior year and will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2007 and fiscal 2006. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown. Fiscal 2006 results reflect a 53-week retail calendar, while fiscal 2007 reflects a 52-week retail calendar.

	Fiscal 2007 Quarter Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Total revenue	$82,314	$87,359	$88,743	$138,285
Gross profit	22,231	23,811	24,763	42,856
Operating income (loss)(1)	(12,698)	(9,799)	(8,631)	5,190
Net income (loss)(2)	(7,499)	(9,246)	(10,650)	1,489
Earnings (loss) per share:
Basic	(0.38)	(0.47)	(0.55)	0.08
Diluted	(0.38)	(0.47)	(0.55)	0.08
Stores open at end of period	338	347	354	335
Comparable store net sales decrease	(18.8)%	(10.5)%	(12.1)%	(12.6)%

	Fiscal 2006 Quarter Ended
	April 30,	July 29,	October 28,	February 3,
	2006	2006	2006	2007

Total revenue(3)	$92,605	$90,958	$95,802	$167,463
Gross profit(4)	27,842	21,876	28,808	61,833
Operating income (loss)(5)	(5,288)	(10,042)	(5,028)	19,680
Net income (loss)	(3,025)	(5,574)	(2,933)	11,392
Earnings (loss) per share:
Basic	(0.16)	(0.29)	(0.15)	0.59
Diluted	(0.16)	(0.29)	(0.15)	0.58
Stores open at end of period	338	342	356	349
Comparable store net sales decrease	(5.1)%	(9.0)%	(6.7)%	(6.1)%

(1)	During the third quarter of fiscal 2007, we incurred a charge totaling approximately $965,000, or $0.04 per share, related to separation costs associated with a restructuring of corporate personnel. During the first, second and fourth quarters of fiscal 2007, we incurred non-cash charges related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $273,000, $540,000, and $1,259,000, respectively. During the fourth quarter of fiscal 2007, we incurred a goodwill impairment charge of approximately $1.4 million, or $0.07 per share.

(2)	The income tax benefit was 1.4% of the loss before income taxes for fiscal 2007 as compared to a benefit of 10.8% of the loss before income taxes for the prior year period. The tax rate for fiscal 2007 is the result of our ability to carry-back fiscal 2007’s losses to the two previous tax years resulting in a benefit of approximately $2.9 million. During the first quarter of fiscal 2007 we recorded an adjustment of approximately $353,000, or $0.02 per diluted share, to correct the prior year income tax provision for deferred tax liabilities related to fixed assets. Also included in fiscal 2007’s income tax benefit is an adjustment made in the second quarter to record a valuation allowance against our net deferred tax assets of approximately $2.8 million, or $0.14 per diluted share. During Q3, the Company recorded income tax expense of $1.8 million despite a pretax loss during the quarter of $8.8 million as a result of increasing our expected pretax loss for the year compared to what had been estimated in previous quarters’ determination of the effective tax rate which reduced the income tax benefit for the quarter $3.7 million. This continued in Q4 as our results were again lower than expected resulting in a change in the estimate of our effective tax rate for the year which increased income tax expense for the quarter $2.9 million.

(3)	Total revenue includes the initial revenue recognized on unredeemed gift certificates and gift cards of $3.6 million in the fourth quarter of fiscal 2006 pursuant to the Company’s use of the Redemption Recognition Method. There was no revenue recognized on unredeemed gift certificates or gift card balances prior to fiscal 2006.

(4)	During the second quarter of fiscal 2006, we experienced an increased level of markdown activity which resulted in a lower gross profit when compared to the first and third quarter of the fiscal year.

(5)	During the fourth quarter of fiscal 2006, the Company recorded a change in estimate of $1.4 million related to the breakage of discount certificates issued to its private label credit card customers, which has been recorded as an increase in other operating expenses, resulting in an increase in net loss of $0.04 per diluted share.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts contained in the financial statements and related disclosures. We base our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies are discussed in the notes to our consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

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

Based on the estimated fair values of certain long-lived assets, we have recorded impairment charges of $2.1 million and $688,000 during fiscal 2007 and fiscal 2006, respectively.

Depreciation — Approximately 52% of our assets at February 2, 2008, represent investments in property and equipment. Determining appropriate depreciable lives requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Land is not depreciated. Buildings are depreciated over 40 years. Furniture, fixtures and equipment are generally depreciated over 5 years. Computer software and equipment is depreciated over 3-5 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the original non-cancelable lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of its assigned depreciable life, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable life, no depreciation expense is being realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

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

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 28, 2006 and to those which were unvested at January 28, 2006. We have adopted SFAS 123(R) utilizing the modified prospective transition method which requires share-based compensation expense recognized since January 28, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense was recorded in the statements of operations with a corresponding credit to common stock.

We use the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2008 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 2, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 16, 2008, information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K, and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	Outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	838,570	$8.00	2,098,114
Equity compensation plans not approved by security holders	NA	NA	NA
Total	838,570	$8.00	2,098,114

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The information contained in the section titled “Other Matters- Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

Item 15.	Exhibits, Financial Statements, and Reports on Form 8-K

(a) 1. Financial Statements

The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. as of February 2, 2008 and February 3, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective February 4, 2007.

/s/  Ernst & Young LLP

Memphis, Tennessee
April 25, 2008

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	February 2, 2008	February 3, 2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,820	$25,358
Inventories, net	41,246	44,790
Income tax receivable	2,900	—
Prepaid expenses and other current assets	7,968	5,399
Deferred income taxes	—	2,673

Total current assets	57,934	78,220
Property and equipment, net	63,002	71,314
Other assets	1,196	1,932

Total assets	$122,132	$151,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,786	$20,572
Income taxes payable	—	996
Accrued expenses	25,566	25,796

Total current liabilities	41,352	47,364
Deferred income taxes	—	1,713
Deferred rent	34,460	31,693
Other liabilities	3,750	2,714

Total liabilities	79,562	83,484

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 2, 2008, and February 3, 2007	—	—
Common stock, no par value, 100,000,000 shares authorized; 19,585,093 and 19,627,065 shares issued and outstanding at February 2, 2008, and February 3, 2007, respectively	141,334	140,761
Accumulated deficit	(98,764)	(72,779)

Total shareholders’ equity	42,570	67,982

Total liabilities and shareholders’ equity	$122,132	$151,466

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 2,	February 3,
	2008	2007
	(52 Weeks)	(53 Weeks)
	(In thousands, except per share data)

Net sales	$395,929	$443,248
Gift certificate and gift card breakage revenue	772	3,580

Total revenue	396,701	446,828
Cost of sales (exclusive of depreciation and amortization as shown below)	283,040	306,469

Gross profit	113,661	140,359
Operating expenses:
Compensation and benefits	73,392	77,465
Other operating expenses	42,363	44,800
Impairment charge	3,453	688
Depreciation and amortization	20,391	18,084

Total operating expenses	139,599	141,037
Operating loss	(25,938)	(678)
Interest expense	644	278
Interest income	(204)	(292)
Other income, net	(112)	(507)

Loss before income taxes	(26,266)	(157)
Income tax benefit	(360)	(17)

Net loss	$(25,906)	$(140)

Loss per share:
Basic	$(1.33)	$(0.01)

Diluted	$(1.33)	$(0.01)

Weighted average shares for basic loss per share	19,516	19,433
Effect of dilutive stock equivalents	—	—

Adjusted weighted average shares for diluted loss per share	19,516	19,433

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
	(In thousands, except share data)

Balance at January 28, 2006	19,343,643	$139,047	$(72,639)	$66,408
Exercise of stock options and employee stock purchases	133,422	781		781
Tax benefit from exercise of stock options		1		1
Restricted stock issued	150,000			—
Stock compensation expense		932		932
Net loss			(140)	(140)

Balance at February 3, 2007	19,627,065	$140,761	$(72,779)	$67,982
Cumulative effect of change in accounting principal			(79)	(79)
Exercise of stock options and employee stock purchases	108,028	171		171
Tax benefit from exercise of stock options		15		15
Restricted stock forfeited	(150,000)
Stock compensation expense		387		387
Net loss			(25,906)	(25,906)

Balance at February 2, 2008	19,585,093	$141,334	$(98,764)	$42,570

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 2,	February 3,
	2008	2007
	(52 Weeks)	(53 Weeks)
	(In thousands)

Cash flows from operating activities:
Net loss	$(25,906)	$(140)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	20,391	18,084
Amortization of tenant allowance	(6,790)	(6,753)
Amortization of debt issue costs	22	20
Impairment of long-lived assets and goodwill	3,453	688
Cumulative effect of change in accounting principle	(79)	—
Stock compensation expense	387	932
Loss on disposal of property and equipment	611	1,449
Deferred income taxes	960	(856)
Changes in assets and liabilities:
Inventories	3,544	4,390
Prepaid expenses and other current assets	(2,569)	1,430
Other assets	(206)	(290)
Accounts payable	(4,786)	(3,659)
Income taxes receivable/payable	(3,881)	173
Accrued expenses and other noncurrent liabilities	9,970	14,015

Net cash provided by (used in) operating activities	(4,879)	29,483

Cash flows from investing activities:
Proceeds from sale of property and equipment	73	61
Capital expenditures	(14,835)	(19,505)

Net cash used in investing activities	(14,762)	(19,444)

Cash flows from financing activities:
Borrowings on revolving line of credit	253,684	182,435
Repayments on revolving line of credit	(253,684)	(182,435)
Exercise of stock options and employee stock purchases	171	351
Debt issue costs	(68)	—

Net cash provided by financing activities	103	351

Cash and cash equivalents:
Net increase (decrease)	$(19,538)	$10,390
Beginning of the year	25,358	14,968

End of the year	$5,820	$25,358

Supplemental cash flow information:
Interest paid	$501	$238

Income taxes paid	$2,460	$664

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 335 stores in 35 states as of February 2, 2008. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2007 represented 52 weeks ended on February 2, 2008 and fiscal 2006 represented 53 weeks ended on February 3, 2007.

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

Prepaid expenses and other current assets — Prepaid expenses and other current assets consist primarily of prepaid rent, prepaid insurance and receivables from landlords for tenant allowances. Tenant allowance receivables were $2,865,000 and $635,000 at February 2, 2008, and February 3, 2007, respectively.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Impairment of long-lived assets — In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the recoverability of the carrying amounts of long-lived assets, such as property and equipment, covered by this standard whenever events or changes in circumstances dictate that the carrying value may not be recoverable. As part of the evaluation, we review performance at the store level to identify any stores with current period cash flow losses that should be considered for impairment. We compare the sum of the undiscounted expected future cash flows with the carrying amounts of the assets. If impairment is indicated by the above evaluation, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as an impairment loss where fair value is estimated based on discounted expected future cash flows. Cash flows for retail assets are identified at the individual store level. Our judgments regarding a store’s ability to realize undiscounted cash flows in excess of the carrying amounts of store assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As we assess the ongoing expected cash flows and carrying amounts of long-lived assets, these factors could cause the Company to realize material impairment charges.

The Company recorded impairment charges of $2,072,000, and $688,000 during fiscal 2007 and fiscal 2006, respectively, which represents the impairment of the leasehold improvements, furniture and fixtures, and equipment of certain underperforming stores. As of February 2, 2008, and February 3, 2007, these stores had a remaining carrying value of long-lived assets totaling $1,343,000 and $647,000, respectively.

Goodwill — The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  Accordingly, goodwill is not amortized but reviewed for impairment on an annual basis during each fourth quarter or more frequently when events and circumstances indicate that an impairment may have occurred. During the fourth quarter of fiscal 2007, we incurred a charge of approximately $1,381,000 relating to goodwill recorded in connection with a prior acquisition as the fair value of the business was estimated to be less than the carrying value of the net assets as of February 2, 2008.

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

Customer loyalty program  — The Company has established a private-label credit card program for its customers. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. All cardholders are automatically enrolled in a loyalty program whereby cardholders earn loyalty points in return for making purchases in the Company’s stores. Attaining specified loyalty point levels results in the issuance of discount certificates to the cardholder. The Company accrues for the expected liability associated with the discount certificates issued as well as the accumulated points that have not yet resulted in the issuance of a certificate adjusted for expected redemption rates. This liability is included within accrued expenses on the consolidated balance sheet and the changes to the liability are included within other operating expenses on the consolidated statements of operations. During the fourth quarter of fiscal 2007, the Company recorded a change of estimate of $655,000, $0.03 per diluted share,

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reducing the liability related to the anticipated breakage of discount certificates issued to its private label credit card customers. During the fourth quarter of fiscal 2006, the Company recorded a change of estimate of $1.4 million ($864,000 after tax), or $0.04 per diluted share increasing the liability.

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for its new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. The cumulative net excess of recorded rent expense over lease payments totaled $7.9 million, of which $886,000 was reflected as a current liability in accrued expenses and $7.0 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet as of February 2, 2008. As of February 3, 2007, $1.3 million was reflected as a current liability in accrued expenses and $6.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of February 2, 2008, the unamortized amount of construction allowances totaled $35.6 million, of which $8.1 million was reflected as a current liability in accrued expenses and $27.5 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of February 3, 2007, $6.0 million was reflected as a current liability in accrued expenses and $24.9 was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers. Net sales include the sale of merchandise, net of estimated returns and exclusive of sales taxes.

Revenues from our gift certificates and gift cards are recognized as revenue when tendered for payment. While the Company will continue to honor all gift certificates and gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift certificates and gift card balances due to, among other factors, long periods of inactivity. In fiscal 2006, the Company began using the Redemption Recognition Method to account for breakage for unused gift card and gift certificate amounts where breakage is recognized as gift certificates or gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting certificate or card balances to government agencies under unclaimed property laws, gift certificate and gift card balances are recognized in the consolidated statement of operations as revenue. After completing a review of its historical redemption patterns, the Company recognized an initial $3.6 million of revenue and operating income related to gift certificate and gift card breakage during fiscal 2006. The Company recognized approximately $772,000 in gift certificate and gift card breakage during fiscal 2007. There was no revenue recognized on unredeemed gift certificates or gift card balances prior to fiscal 2006 because sufficient data was not available during those periods to support an alternative position.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as employee health benefits, 401(k) plan benefits, social security and unemployment taxes. During the third quarter of fiscal 2007, the Company incurred a charge related to separation costs associated with a restructuring of corporate personnel. This charge totaled approximately $965,000, representing the elimination of certain corporate positions, including field multi-unit management positions and positions at the Company’s Jackson and Nashville corporate offices. There were other charges related to other executive severance during the year totaling approximately $528,000. Payments made against these charges were approximately $610,000 during fiscal 2007 leaving a payable remaining of approximately $883,000 at February 2, 2008. The Company does not anticipate any additional charges related to these events.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options and warrants — As of January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) which requires the Company to value and record, as compensation expense, stock awards granted to employees under a fair value based method.

SFAS 123(R) applies to new awards and to awards modified, repurchased or canceled after January 28, 2006 and to those awards which are unvested at January 28, 2006. The Company adopted SFAS 123(R) utilizing the modified prospective transition method which required share-based compensation expense recognized since January 28, 2006, to be based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the purchase date fair value and the employee purchase price. This compensation expense is recorded within compensation and benefits in the statements of operations with a corresponding credit to common stock.

Other operating expenses — Other operating expenses consist of such items as insurance, advertising, property taxes, supplies, losses on disposal of assets and various other store and corporate expenses.

Preopening expenses — Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising expenses — Advertising costs are expensed in the period in which the related advertising activity first takes place. Advertising expense was $4,897,000 and $4,296,000 for fiscal years 2007 and 2006, respectively.

Other income, net — Other (income) expense consists of sales tax rebates of $(193,000) and $(213,000) for fiscal years 2007 and 2006, respectively, and other miscellaneous (income) expense of $81,000 and $(294,000) for fiscal years 2007 and 2006, respectively.

Income Taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At February 2, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

Sales and Use Taxes — Governmental authorities assess sales and use taxes on the sale of goods and services. The Company excludes taxes collected from customers in its reported sales results, such amounts are reflected as accrued expenses until remitted to the taxing authorities.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair value of financial instruments — The carrying amount of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities.

Earnings per share — Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. The diluted loss per share amounts for fiscal 2007 and fiscal 2006 have been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive. Stock options that were not included in the diluted earnings per share computation because they would have been ant-dilutive were approximately 839,000 shares and 1,120,000 shares at February 2, 2008 and February 3, 2007, respectively.

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

Recent accounting pronouncements — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	February 2,	February 3,
	2008	2007

Land	$402	$402
Buildings	3,481	3,481
Equipment	27,001	33,407
Furniture and fixtures	45,016	47,912
Leasehold improvements	61,644	60,155
Projects in progress	419	399

	137,963	145,756
Less: accumulated depreciation	74,961	74,442

	$63,002	$71,314

Note 3 —	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	February 2,	February 3,
	2008	2007

Salaries and wages	$3,643	$3,641
Gift certificates and store credits	6,480	6,735
Sales taxes	2,143	2,668
Deferred rent	8,989	7,269
Other	4,311	5,483

	$25,566	$25,796

Note 4 —	Income Taxes

The benefit for income taxes consist of the following (in thousands):

	52 Weeks	53 Weeks
	Ended	Ended
	February 2,	February 3,
	2008	2007

Current:
Federal	$(1,898)	$784
State	578	55
Deferred:
Federal	(6,118)	(756)
State	(1,090)	(100)
Valuation allowance	8,168	—

Income tax benefit	$(360)	$(17)

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision (benefit) for income taxes at the statutory federal income tax rate to the amount provided (benefited) is as follows (in thousands):

	52 Weeks	53 Weeks
	Ended	Ended
	February 2,	February 3,
	2008	2007

Tax at federal statutory rate	$(9,193)	$(55)
State income taxes (net of federal benefit)	(512)	28
Goodwill impairment	483	—
Change in valuation allowance	8,168	—
Other permanent items	694	10

Income tax benefit	$(360)	$(17)

At February 2, 2008 and February 3, 2007, the Company has net operating loss (“NOL”) carry forwards for federal income tax purposes of $8.9 million and zero, respectively, which will begin to expire in 2022. At February 2, 2008 and February 3, 2007, the Company has NOL carry forwards for state income tax purposes of $19.9 million and $1.1 million, respectively, which expire between 2015 through 2022.

The Company’s income tax provision is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 2,	February 3,
	2008	2007

Deferred tax assets:
Net operating loss carry forwards	$4,273	$101
Accruals	2,583	2,625
Inventory valuation	376	333
Deferred rent and other	4,693	3,845

Total gross deferred tax assets	11,925	6,904
Less: Valuation allowance	(8,168)	—

Total net deferred tax assets	3,757	6,904
Deferred tax liabilities:
Depreciation	(3,476)	(5,659)
Prepaid assets	(281)	(285)

Net deferred tax (liability)	(3,757)	(5,944)

Total net deferred taxes	$—	$960

Future utilization of the deferred tax assets is evaluated by the Company on an annual basis and the valuation allowance is adjusted accordingly. In 2007, the valuation allowance increased by $8.2 million as the Company incurred a loss above the historical income which could be offset by a net operating loss carryback. The Company is uncertain about its ability to use the net deferred tax assets; therefore, a full valuation allowance was established.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and one or more of its subsidiaries file income tax returns in the U. S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U. S. federal income tax examinations by authorities for years prior to 2004. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2002. The Company has no ongoing U. S. federal, state or local income tax examinations.

The Company adopted the provisions of FASB Interpretation No. 48 on February 4, 2007. As a result of the implementation, the Company recognized a $79,000 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction of the February 4, 2007 balance of retained earnings. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. The Company had a $351,000 liability recorded for unrecognized tax benefits as of February 4, 2007 which included interest and penalties of $153,000. At February 2, 2008, the unrecognized tax benefit for interest and penalty increased to $210,000. The total net amount of unrecognized tax benefits as of February 4, 2007 that, if recognized, would affect the effective tax rate was $263,000. At February 2, 2008, the total net amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $406,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at February 4, 2007	$198
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	492
Reductions for tax positions of prior years	—
Settlements	—
Lapse of the Statute of Limitations	—

Balance at February 2, 2008	$690

In the February 2, 2008 balance of unrecognized tax benefits, there are two tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly the impact to the deferred tax accounting for these tax positions has been considered.

Note 5 —	Senior Credit Facility

Effective October 4, 2004, the Company entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advanced rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. The amended revolving credit facility, other than First In Last Out (“FILO”) loans, bears interest at a floating rate equal to the 60-day LIBOR rate (3.11% at February 2, 2008) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.5% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

availability under the borrowing base, as defined in the credit agreement, of at least $3 to $4.5 million depending on the size of the borrowing base, at all times.

As of February 2, 2008, the Company was in compliance with the covenants in the facility and there was zero in outstanding borrowings under the credit facility, with approximately $22.1 million available for borrowing (net of the availability block as described above).

Note 6 —	Long-Term Leases

The Company leases retail store facilities, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2020. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases was $57,222,000 and $57,205,000 in fiscal years 2007 and 2006, respectively. Contingent rental expense was $70,000 and $155,000 for fiscal years 2007 and 2006, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $57,426,000 in 2008; $49,412,000 in 2009; $42,022,000 in 2010; $35,859,000 in 2011 $32,773,000 in 2012 and $92,277,000 thereafter.

Note 7 —	Employee Benefit Plans

Stock options — On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of February 2, 2008, options to purchase 182,737 shares of common stock were outstanding under the 1996 Plan at an exercise price of $1.29. Options issued to employees under the 1996 Plan have maximum contractual terms of 10 years and vest ratably over 3 years. No additional options may be granted under the 1996 Plan.

In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. Options issued to non-employee directors vest immediately on the date of the grant. As of February 2, 2008, options to purchase 655,833 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $4.25 to $18.55 per share.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about employee stock options outstanding and exercisable at February 2, 2008:

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
	Number	Contractual	Weighted Average	Number	Weighted Average
Range of Exercise Prices	of Shares	Life (In Years)	Exercise Price	of Shares	Exercise Price

$1.29	182,737	3.8	$1.29	182,737	$1.29
$4.25 - $10.90	513,333	7.8	$8.31	427,494	$8.82
$11.05 - $18.55	142,500	5.9	$15.47	142,500	$15.47

Total	838,570	6.6	$8.00	752,731	$8.25

As of February 2, 2008, there were no outstanding in-the-money options. Shares reserved for future option grants approximated 1.8 million at February 2, 2008. The weighted average grant date fair value of options granted during fiscal 2007 and fiscal 2006 were $2.15 and $3.09, respectively. For fiscal 2007, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $222,000 which is expected to be recognized over a weighted average period of 1.2 years.

Transactions under the Company’s stock option plans in each of the periods indicated are as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at January 28, 2006	1,116,195	$8.55
Options granted	380,000	$6.37
Options exercised	(78,369)	$1.30
Options forfeited	(466,687)	$9.35

Balance at February 3, 2007	951,139	$7.88
Options granted	70,000	$4.54
Options exercised	(15,112)	$1.72
Options forfeited	(167,457)	$6.46

Balance at February 2, 2008	838,570	$8.00

Options Exercisable As of:
February 2, 2008	752,731	$8.25

February 3, 2007	591,118	$8.13

Total share-based compensation expense (a component of compensation and benefits) was approximately $387,000 for the 52 week period ended February 2, 2008 and $932,000 for the 53 week period ended February 3, 2007. The impact of adopting SFAS 123(R) on future results will depend on, among other things, levels of share-based payments granted in the future, actual forfeiture rates and the timing of option exercises.

The fair value of each option is recorded as compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of options granted in the 52 week period ended February 2, 2008 and 53 week period ended February 3, 2007 and a summary of the methodology applied to develop each assumption are as follows:

	2007	2006

Expected price volatility	0.44	0.43
Risk-free interest rate	4.7%	5.0%
Expected life	5.5 years	5.9 years
Forfeiture rate	5%	5%
Dividend yield	0%	0%

Expected Price Volatility — This is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes to the date of grant over a period beginning one year following the Company’s initial public offering date. An increase in the expected volatility will increase compensation expense.

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

Forfeitures are estimated at the time of valuation and reduce expense ratably over the vesting period. This estimate is adjusted periodically based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate. The Company’s forfeiture estimate has a minimal effect on expense as the majority of the share based awards vest quarterly.

Restricted Stock — During the first quarter of fiscal 2006, the Company granted 150,000 shares of restricted stock to its former President and Chief Operating Officer. The award was scheduled to fully vest after five years of continuous employment with the Company. The value of this grant was measured at the market value of the Company’s common stock on the service inception date. In the fourth quarter of fiscal 2007, the executive separated from the Company and forfeited all 150,000 shares of unvested restricted stock. All compensation expense associated with this grant which had previously been recognized up to the point of the separation was reversed resulting in a credit to compensation and benefits in the amount of $353,000. The Company also issued a restricted stock unit (RSU) grant of 100,000 shares of common stock to this former employee during fiscal 2006 which would vest only when a pre-determined performance condition was met by the Company. Since achieving this performance condition was not probable, no compensation expense was ever recognized related to the RSU grant. The RSU grant was also forfeited in the fourth quarter of fiscal 2007.

Employee Stock Purchase Plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2007 and fiscal 2006, there were 92,916 and 55,315 shares of common stock, respectively, issued to participants under the ESPP.

401(k) Savings Plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $335,000 and $261,000 in fiscal 2007 and 2006, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2007 or 2006.

Deferred Compensation Plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contribution was approximately $39,000 and $60,000 in fiscal years 2007 and 2006, respectively.

Post-employment benefits — Effective May 30, 2006, the Company entered into a letter agreement with its Chief Executive Officer, providing for certain compensatory and health benefits which take effect upon separation from the Company for any reason. This agreement resulted in a charge of approximately $728,000 which was included as a component of compensation and benefits within the consolidated statements of operations during fiscal 2006.

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

Exhibit
Number			Description

3	.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Annual Report on Form 10-K for the year ended February 1, 2003) (the “2002 Form 10-K”)
3	.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)
4	.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))
10	.1*	—	Loan and Security Agreement, dated as of October 4, 2004, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated October 8, 2004)
10	.2*	—	Amended and Restated Registration Rights Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins (Exhibit 10.2 to Amendment No. 1 to 2002 Form S-1)
10	.3+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)
10	.4+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)
10	.5+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))
10	.6+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)
10	.7*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)
10	.8+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))
10	.9+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)
10	.10+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)
10	.11+	—	Compensation Policy for Non-employee Directors
10	.12*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))
10	.13*	—	Letter Agreement by and between Kirkland’s and Cathy David dated March 20, 2006 (Exhibit 99.3 to the March 22, 2006 Form 8-K)
10	.14*	—	Restrictive Covenant Agreement by and between Kirkland’s and Cathy David dated March 20, 2006 (Exhibit 99.4 to the March 22, 2006 Form 8-K)
10	.15*	—	Restrictive Stock Agreement by and between Kirkland’s and Cathy David dated March 22, 2006 (Exhibit 99.5 to the March 22, 2006 Form 8-K)

Exhibit
Number			Description

10	.16*	—	Restricted Stock Unit Agreement by and between Kirkland’s and Cathy David dated March 22, 2006 (Exhibit 99.6 to the March 2006 Form 8-K)
10	.17+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)
10	.18*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2007)
10	.19*	—	First Amendment to Loan and Security Agreement dated as of August 6, 2007, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 10, 2007)
10	.20+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to our Form 8-K/A dated April 14, 2008)
21	.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)
23.1		—	Consent of Ernst & Young LLP
31.1		—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirkland’s, Inc.

By:	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer

Date: April 25, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Alderson Robert E. Alderson	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 25, 2008

/s/ W. Michael Madden W. Michael Madden	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 25, 2008

/s/ Carl Kirkland Carl Kirkland	Director	April 25, 2008

/s/ Steven J. Collins Steven J. Collins	Director	April 25, 2008

/s/ David M. Mussafer David M. Mussafer	Director	April 25, 2008

/s/ Gabriel Gomez Gabriel Gomez	Director	April 25, 2008

/s/ R. Wilson Orr, III R. Wilson Orr, III	Director	April 25, 2008

/s/ Ralph T. Parks Ralph T. Parks	Director	April 25, 2008

/s/ Murray M. Spain Murray M. Spain	Director	April 25, 2008

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit
Number	Description

10.11	Compensation Policy for Non-Employee Directors
23.1	Consent of Ernst & Young LLP.
31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350