Form 10-Q
period 2008-05-03
KIRKLAND'S, INC
filed 2008-06-11
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 3, 2008	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

431 Smith Lane
Jackson, Tennessee	38301
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 872-4995
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                     Accelerated filer ☐                    Non-accelerated filer ☐                    Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
As of May 24, 2008, 19,614,657 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	May 3,	February 2,	May 5,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,668	$5,820	$293
Inventories, net	41,578	41,246	49,221
Income taxes receivable	866	2,900	4,272
Prepaid expenses and other current assets.	6,185	7,968	6,483
Land and building — held for sale	2,938	2,938	3,006
Deferred income taxes	—	—	2,417

Total current assets	57,235	60,872	65,692
Property and equipment, net	55,208	60,064	66,541
Other assets	1,219	1,196	2,727

Total assets	$113,662	$122,132	$134,960

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—	$1,442
Accounts payable	15,271	15,786	15,985
Accrued expenses	14,033	16,576	14,297
Current portion of deferred rent	8,488	8,990	7,467

Total current liabilities	37,792	41,352	39,191
Deferred rent	32,577	34,460	32,486
Other liabilities	3,208	3,750	2,674

Total liabilities	73,577	79,562	74,351

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,614,657, 19,585,093 and 19,634,439 shares issued and outstanding at May 3, 2008, February 2, 2008 and May 5, 2007, respectively	141,401	141,334	140,966
Accumulated deficit	(101,316)	(98,764)	(80,357)

Total shareholders’ equity	40,085	42,570	60,609

Total liabilities and shareholders’ equity	$113,662	$122,132	$134,960

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended
	May 3,	May 5,
	2008	2007
Net sales	$84,077	$82,314
Cost of sales (exclusive of depreciation and amortization as shown below)	57,169	60,083

Gross profit	26,908	22,231
Operating expenses:
Compensation and benefits	15,942	18,221
Other operating expenses	8,757	11,418
Impairment charge	352	273
Depreciation and amortization	4,682	5,017

Total operating expenses	29,733	34,929
Operating loss	(2,825)	(12,698)
Interest expense	30	27
Interest income	(31)	(179)
Other (income) expense, net	(272)	(58)

Loss before income taxes	(2,552)	(12,488)
Income tax provision (benefit)	—	(4,989)

Net loss	$(2,552)	$(7,499)

Basic and diluted loss per share	$(0.13)	$(0.38)

Basic and diluted weighted average number of shares outstanding	19,606	19,483

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock			Total
			Accumulated	Shareholders'
	Shares	Amount	Deficit	Equity
Balance at February 2, 2008	19,585,093	$141,334	$(98,764)	$42,570
Exercise of employee stock options and employee stock purchases	29,564	21		21
Stock compensation		46		46
Net loss			(2,552)	(2,552)

Balance at May 3, 2008	19,614,657	$141,401	$(101,316)	$40,085

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13-Week Period Ended
	May 3,	May 5,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,552)	$(7,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,682	5,017
Amortization of landlord construction allowance	(2,630)	(1,789)
Amortization of debt issue costs	7	5
Impairment charge	352	273
Loss on disposal of property and equipment	255	139
Stock compensation	46	171
Cumulative effect of change in accounting principle	—	(79)
Deferred income taxes	—	(2,101)
Changes in assets and liabilities:
Inventories, net	(332)	(4,431)
Prepaid expenses and other current assets	1,783	(1,084)
Other noncurrent assets	(30)	(156)
Accounts payable	(515)	(4,587)
Income taxes receivable / payable	2,034	(5,268)
Accrued expenses and other current and noncurrent liabilities	(2,840)	(1,490)

Net cash provided by (used in) operating activities	260	(22,879)

Cash flows from investing activities:
Proceeds from sale of property and equipment	816	—
Capital expenditures	(1,249)	(3,662)

Net cash used in investing activities	(433)	(3,662)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	4,904
Repayments on revolving line of credit	—	(3,462)
Exercise of stock options and employee stock purchases	21	34

Net cash provided by financing activities	21	1,476

Cash and cash equivalents:
Net decrease	(152)	(25,065)
Beginning of the period	5,820	25,358

End of the period	$5,668	$293

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 325 stores in 34 states as of May 3, 2008. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2008.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 3, 2008, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
     Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, gift certificate and gift card breakage, customer loyalty program accruals and contingent liabilities.
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
     During the first quarter of fiscal 2008, the Company recorded an impairment charge totaling approximately $352,000 for the difference in estimated fair value and the carrying value of the fixed assets related to three stores with negative operating cash flows for the trailing 52 weeks.

Note 3 — Income Taxes
     Effective Tax Rate — The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses in the early periods of the fiscal year with income in the later periods of the year. The Company did not record an income tax benefit for the 13-week period ended May 3, 2008 as a result of the Company’s inability to utilize any further income tax carryback benefits as well as its current forecast of a projected loss for 2008. The Company utilized its available carryback benefit of approximately $2.9 million as of the end of fiscal 2007 and subsequently received a federal tax refund in the amount of approximately $2.0 million during the first quarter of fiscal 2008. The remaining $900,000 refund is expected to be received during the second quarter of fiscal 2008.
     Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. As of May 3, 2008, the Company was uncertain about its ability to use the net deferred tax assets; therefore, a full valuation allowance continues to be recorded.
     The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At May 3, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $406,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of fiscal 2008.
Note 4 — Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Since the Company experienced a net loss for the 13-week periods ended May 3, 2008 and May 5, 2007, all outstanding stock options are excluded from the calculation of diluted loss per share due to their anti-dilutive impact.
Note 5 — Commitments and Contingencies
     The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is remote that these proceedings and claims will have a material effect on the financial condition, operating results or cash flows of the Company.

Note 6 — Assets held for Sale
     The Company owns a building and land in Jackson, Tennessee formerly used as its corporate headquarters, which consists of approximately 40,000 square feet of office space. The building and property are currently vacant and being held for sale. The Company believes the property will be sold no later than the end of the first quarter of fiscal 2009. During the first quarter of fiscal 2008, the Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. The estimated net realizable value of the land and building that is held for sale is separately presented in the consolidated balance sheets. The balances shown at February 2, 2008 and May 5, 2007 have been reclassified to be consistent with this presentation.
Note 7 — Recent accounting pronouncements
     Effective February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The impact of adoption was not material.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a specialty retailer of home décor in the United States, operating 325 stores in 34 states as of May 3, 2008. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over our history and have expanded our store base into different regions of the country.
     During the 13 week period ended May 3, 2008, we opened 2 new stores and closed 12 stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	5/3/08		5/5/07		5/3/08	5/5/07	5/3/08	5/5/07
Mall	111	34%	156	45%	540,782	746,443	4,872	4,785
Off-Mall	214	66%	191	55%	1,350,154	1,168,508	6,309	6,118

Total	325	100%	347	100%	1,890,936	1,914,951	5,818	5,519

13-Week Period Ended May 3, 2008 Compared to the 13-Week Period Ended May 5, 2007
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	May 3, 2008		May 5, 2007		Change
	$	%	$	%	$	%
Net sales	$84,077	100.0%	$82,314	100.0%	$1,763	2.1%
Cost of sales	57,169	68.0%	60,083	73.0%	(2,914)	(4.8%)

Gross profit	26,908	32.0%	22,231	27.0%	4,677	21.0%

Operating expenses:
Compensation and benefits	15,942	19.0%	18,221	22.1%	(2,279)	(12.5%)
Other operating expenses	8,757	10.4%	11,418	13.9%	(2,661)	(23.3%)
Impairment charge	352	0.4%	273	0.3%	79	28.9%
Depreciation and amortization	4,682	5.6%	5,017	6.1%	(335)	(6.7%)

Total operating expenses	29,733	35.4%	34,929	42.4%	(5,196)	(14.9%)

	13-Week Period Ended
	May 3, 2008		May 5, 2007		Change
	$	%	$	%	$	%
Operating loss	(2,825)	(3.4%)	(12,698)	(15.4%)	9,873	(77.8%)
Interest income, net	(1)	0.0%	(152)	(0.2%)	151	(99.3%)
Other income, net	(272)	(0.3%)	(58)	(0.1%)	214	369.0%

Loss before income taxes	(2,552)	(3.0%)	(12,488)	(15.2%)	9,936	(79.6%)
Income tax benefit	0	0.0%	(4,989)	(6.1%)	4,989	(100.0%)

Net loss	($2,552)	(3.0%)	($7,499)	(9.1%)	$4,947	(66.0%)

     Net sales. The overall increase in net sales was primarily due to an increase in comparable store sales of 4.3% for the period. Comparable store sales in our mall store locations were up 9.3% for the first quarter, while comparable store sales for our off-mall store locations were up 2.0%. The comparable store sales increase was primarily due to an increase in transaction volume driven by higher customer conversion rates offset by a slight decline in the average ticket. The average ticket reflected an increase in items per transaction offset by a decrease in the average retail selling price. The strongest performing categories were art, lamps, and furniture, while the weakest performing categories were mirrors, wall décor and floral.
     We opened 2 new stores during the first quarter of fiscal 2008 and 35 stores in fiscal 2007, and we closed 12 stores during the first quarter of fiscal 2008 and 49 stores in fiscal 2007. We ended the first quarter of fiscal 2008 with 325 stores in operation compared to 347 stores as of the end of the first quarter of fiscal 2007, representing a 6% decrease in the store base and a 1% decrease in total square footage under lease. The impact of these changes in the store base was offset by the increase of 4.3% in comparable store sales for the first quarter of fiscal 2008.
     Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin increased from 49.9% in the first quarter of fiscal 2007 to 51.6% in the first quarter of fiscal 2008. Merchandise margin is calculated as net sales minus product cost of sales, excluding outbound freight, store occupancy, and central distribution costs. Merchandise markdowns were lower in the current year due to better sell through and a more compelling product offering. Additionally, the level of promotional activity was reduced compared to the heavy use of newspaper inserts and coupon handouts in the prior year quarter. The occupancy ratio decreased versus the prior year period primarily due to the leveraging effect of the positive comparable store sales. Additionally, rent reductions achieved in certain lease renewals and the closing of underperforming stores also benefited the comparison. Freight costs were lower than the prior year period as the shift to lower cost direct store deliveries was partly offset by higher diesel fuel surcharges. Central distribution costs were lower than the prior year, reflecting leverage due to the overall sales increase.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the first quarter of fiscal 2008 as compared to the first quarter of 2007 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio decreased for the first quarter of 2008 as compared to the first quarter of 2007 primarily due to the reductions in corporate salaries and benefits as a result of personnel restructuring in late fiscal 2007.
     Other operating expenses. The decrease in these operating expenses as a percentage of net sales was primarily due to the positive comparable store sales performance and the effect of large reductions in marketing activities as compared to the prior year period. Corporate level operating expenses decreased as a percentage of net sales due to the positive comparable store sales performance coupled with lower professional fees, health insurance claims costs, and travel expenses.
     Impairment charge. During the first quarter of fiscal 2008, we incurred a charge related to the impairment of fixed assets related to certain underperforming stores in the amount of approximately $352,000, or $0.02 per share as compared to impairment charges of $273,000 in the prior year quarter.

     Depreciation and amortization. The decrease in depreciation and amortization as a percentage of sales was primarily the result of the positive comparable store sales performance combined with a reduction in capital spending in recent periods. This decrease was offset slightly by the accelerated depreciation on certain stores that are closing earlier than their original lease term.
     Other income, net. Other income, net was higher than the prior-year quarter primarily due to the gain on the sale of our corporate aircraft.
     Income tax benefit. No income tax benefit or expense has been recorded in the current year quarter due to our provision of a full valuation allowance against deferred tax assets because of our cumulative losses as compared to a benefit of $5.0 million, or 40%, of pretax income recorded in the prior year quarter.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $2.6 million, or ($0.13) per share, for the first quarter of fiscal 2008 as compared to a net loss of $7.5 million, or ($0.38) per share, for the first quarter of fiscal 2007.
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
     Cash flows from operating activities. Net cash provided by (used in) operating activities was $260,000 and ($22.9) million for the first quarter of fiscal 2008 and fiscal 2007, respectively. Net cash provided by (used in) operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of the improvement in our operating performance resulting from the 4.3% increase in our comparable store sales, the increase in profit margin and the reduction in operating expenses. Inventories increased approximately $332,000 during the first quarter of fiscal 2008 as compared to an increase of $4.4 million during the prior year period. Inventories averaged approximately $128,000 per store at May 3, 2008, as compared to $142,000 per store at May 5, 2007. Accounts payable decreased $515,000 during the first quarter of fiscal 2008 as compared to a decrease of $4.6 million for the prior year period. The change in accounts payable is primarily due to the timing and amount of merchandise receipt flow. We also received an income tax refund of approximately $2.0 million during the first quarter of fiscal 2008 whereas we made cash tax payments of approximately $2.5 million in the prior-year quarter.
     Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2008 consisted principally of $1.2 million in capital expenditures as compared to $3.7 million for the prior year period. These expenditures primarily related to new store construction. During the first quarter of fiscal 2008, we opened 2 stores. We expect that capital expenditures for all of fiscal 2008 will be approximately $3 million, primarily to fund the maintenance of our existing investments in stores, information technology, and the distribution center, as well as the opening of three to five new stores. As of May 3, 2008, we had a lease commitment to one new store. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2008 will average approximately $400,000 to $430,000 per store. We also anticipate that we will receive landlord allowances in connection with the construction of our new stores in fiscal 2008. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows. Additionally, during the first quarter of fiscal 2008, we completed the sale of our corporate aircraft resulting in proceeds of approximately $816,000.

     Cash flows from financing activities. Net cash provided by financing activities was $21,000 and $1.5 million for the first quarter of fiscal 2008 and fiscal 2007, respectively. Cash flows from financing activities for the first quarter of fiscal 2008 were related to employee stock purchases. During the first quarter of fiscal 2007, cash flows from financing activities primarily related to bank revolver borrowings.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (2.74% at May 3, 2008) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximate $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.5% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3 to $4.5 million depending on the size of the borrowing base, at all times.
     As of May 3, 2008, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $23.1 million available for borrowing (net of the availability block as described above).
     At May 3, 2008, our balance of cash and cash equivalents was approximately $5.7 million and the borrowing availability under our facility was $23.1 million (net of the availability block as described above). During fiscal 2007, we undertook a number of measures to reduce expenses and improve liquidity, including corporate headcount reductions, slowing store growth, closing underperforming stores, commencing the sale of non-essential assets, enhancing and maximizing our existing credit facility, and reducing our planned inventory needs. We also received approximately $2.0 million of our federal tax refund during the first quarter of fiscal 2008 and anticipate receiving the remaining $900,000 of the expected federal refund during the second quarter of fiscal 2008. Our plan for fiscal 2008 contemplates incurring additional operating losses; however, we believe that cash flow from operations, including the impact of the aforementioned initiatives, coupled with funds received from the sale of assets and the collection of the tax refund will result in peak borrowings that are lower than the prior year and will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
     The Company had a commitment for a new store construction project totaling approximately $438,000 at May 3, 2008.

Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies during fiscal 2008. Refer to our Annual Report on Form 10-K for the fiscal year ended February 2, 2008, for a summary of our critical accounting policies.
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
•	If We Are Unable to Successfully Execute Our Turnaround Strategy, Our Results of Operations Will Not Improve.

•	A Prolonged Economic Downturn Could Result in Reduced Net Sales and Profitability.

•	We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.

•	The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.

•	Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.

•	We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.

•	We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.

•	We Are Dependent on Foreign Imports for a Significant Portion of Our Merchandise, and Any Changes in the Trading Relations and Conditions Between the United States and the Relevant Foreign Countries May Lead to a Decline in Inventory Resulting in a Decline in Net Sales, or an Increase in the Cost of Sales Resulting in Reduced Gross Profit.

•	Our Success Is Highly Dependent on Our Planning and Control Processes and Our Supply Chain, and Any Disruption in or Failure to Continue to Improve These Processes May Result in a Loss of Net Sales and Net Income.

•	Our Business Is Highly Seasonal and Our Fourth Quarter Contributes a Disproportionate Amount of Our Net Sales, Net Income and Cash Flow, and Any Factors Negatively Impacting Us During Our Fourth

Quarter Could Reduce Our Net Sales, Net Income and Cash Flow, Leaving Us with Excess Inventory and Making It More Difficult for Us to Finance Our Capital Requirements.
•	We May Experience Significant Variations in Our Quarterly Results.

•	The Agreement Governing Our Debt Places Certain Reporting and Consent Requirements on Us Which May Affect Our Ability to Operate Our Business in Accordance with Our Business Strategy.

•	We Are Highly Dependent on Customer Traffic in Malls and Shopping Centers, and Any Reduction in the Overall Level of Traffic Could Reduce Our Net Sales and Increase Our Sales and Marketing Expenses.

•	Our Hardware and Software Systems Are Vulnerable to Damage that Could Harm Our Business.

•	We Depend on Key Personnel, and if We Lose the Services of Any Member of Our Senior Management Team, We May Not Be Able to Run Our Business Effectively.

•	Our Charter and Bylaw Provisions and Certain Provisions of Tennessee Law May Make It Difficult in Some Respects to Cause a Change in Control of Kirkland’s and Replace Incumbent Management.

•	Concentration of Ownership among Our Existing Directors, Executive Officers, and Their Affiliates May Prevent New Investors from Influencing Significant Corporate Decisions.

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
     As of May 3, 2008, there were zero borrowings under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of May 3, 2008.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of May 3, 2008 have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
     (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description of Document
†*10.1	Letter Agreement by and between Mike Madden and Kirkland’s, Inc., dated April 11, 2008 (Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 14, 2008)
31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Senior Vice President of Finance and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Senior Vice President of Finance and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 6, 2008	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer