Form 10-Q
period 2002-08-02
KIRKLAND'S, INC
filed 2008-09-15
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 2, 2008	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

431 Smith Lane Jackson, Tennessee (Address of principal executive offices)	38301 (Zip Code)
Registrant’s telephone number, including area code: (731) 988-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 28, 2008, 19,625,859 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	August 2,	February 2,	August 4,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,699	$5,820	$2,465
Inventories, net	42,718	41,246	47,372
Income taxes receivable	—	2,900	8,153
Prepaid expenses and other current assets	6,646	7,968	7,783
Land and building — held for sale	2,938	2,938	2,984

Total current assets	57,001	60,872	68,757
Property and equipment, net	51,250	60,064	65,117
Other assets	1,162	1,196	2,075

Total assets	$109,413	$122,132	$135,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—	$12,911
Accounts payable	13,834	15,786	11,934
Accrued expenses	14,968	16,576	15,847
Current portion of deferred rent	7,425	8,990	7,628

Total current liabilities	36,227	41,352	48,320
Deferred rent	31,721	34,460	33,165
Other liabilities	2,957	3,750	2,747

Total liabilities	70,905	79,562	84,232

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,625,859, 19,585,093 and 19,661,348 shares issued and outstanding at August 2, 2008, February 2, 2008 and August 4, 2007, respectively	141,518	141,334	141,320
Accumulated deficit	(103,010)	(98,764)	(89,603)

Total shareholders’ equity	38,508	42,570	51,717

Total liabilities and shareholders’ equity	$109,413	$122,132	$135,949

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Net sales	$87,684	$87,359	$171,761	$169,673
Cost of sales (exclusive of depreciation and amortization as shown below)	59,815	63,548	116,984	123,630

Gross profit	27,869	23,811	54,777	46,043
Operating expenses:
Compensation and benefits	16,896	17,963	32,836	36,184
Other operating expenses	8,236	10,242	16,994	21,660
Impairment charges	—	540	352	813
Depreciation and amortization	4,473	4,865	9,156	9,882

Total operating expenses	29,605	33,610	59,338	68,539

Operating loss	(1,736)	(9,799)	(4,561)	(22,496)

Interest expense	29	157	59	185
Interest income	(16)	(1)	(47)	(180)
Other (income) expense, net	(64)	27	(336)	(31)

Loss before income taxes	(1,685)	(9,982)	(4,237)	(22,470)
Income tax provision (benefit)	9	(736)	9	(5,725)

Net loss	$(1,694)	$(9,246)	$(4,246)	$(16,745)

Basic and diluted loss per share	$(0.09)	$(0.47)	$(0.22)	$(0.86)

Basic and diluted weighted average number of shares outstanding	19,623	19,501	19,614	19,492

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 2, 2008	19,585,093	$141,334	$(98,764)	$42,570
Exercise of employee stock options and employee stock purchases	40,766	47		47
Stock compensation expense		137		137
Net loss			(4,246)	(4,246)

Balance at August 2, 2008	19,625,859	$141,518	$(103,010)	$38,508

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26-Week Period Ended
	August 2,	August 4,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,246)	$(16,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9,156	9,882
Amortization of landlord construction allowance	(4,190)	(3,447)
Amortization of debt issue costs	13	10
Impairment charges	352	813
Loss on disposal of property and equipment	319	161
Stock compensation	137	437
Cumulative effect of change in accounting principle	—	(79)
Deferred income taxes	—	960
Changes in assets and liabilities:
Inventories, net	(1,472)	(2,582)
Prepaid expenses and other current assets	1,322	(2,384)
Other noncurrent assets	21	(153)
Accounts payable	(1,952)	(8,638)
Income taxes receivable / payable	2,900	(9,149)
Accrued expenses and other liabilities	(2,515)	2,631

Net cash used in operating activities	(155)	(28,283)

Cash flows from investing activities:
Proceeds from sale of property and equipment	846	43
Capital expenditures	(1,859)	(7,686)

Net cash used in investing activities	(1,013)	(7,643)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	95,258
Repayments on revolving line of credit	—	(82,347)
Exercise of stock options and employee stock purchases	47	122

Net cash provided by financing activities	47	13,033

Cash and cash equivalents:
Net decrease	(1,121)	(22,893)
Beginning of the period	5,820	25,358

End of the period	$4,699	$2,465

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 324 stores in 34 states as of August 2, 2008. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2008.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended August 4, 2008, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Note 2 — Impairments
     The Company reviews long-lived assets with definite lives at least annually and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference, if any, between the assets’ fair value and carrying value.
     During the first quarter of fiscal 2008, the Company recorded an impairment charge totaling approximately $352,000 for the difference in estimated fair value and the carrying value of the fixed assets related to three stores with negative operating cash flows for the trailing 52 weeks. There was no impairment charge recorded in the second quarter of fiscal 2008.

Note 3 — Income Taxes
     Effective Tax Rate — The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses in the early periods of the fiscal year with income in the later periods of the year. The Company did not record an income tax benefit for the 26-week period ended August 2, 2008 as a result of the Company’s cumulative losses in recent years. The Company utilized its available carryback benefit of approximately $2.9 million as of the end of fiscal 2007 and subsequently received a federal tax refund in the amount of approximately $2.9 million during the first half of fiscal 2008.
     Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. As of August 2, 2008, the Company remains uncertain about its ability to use the net deferred tax assets; therefore, a full valuation allowance continues to be recorded.
     The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At August 2, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $406,000 at August 2, 2008. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of fiscal 2008.
Note 4 — Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Since the Company experienced a net loss for the 13 and 26-week periods ended August 2, 2008 and August 4, 2007, all outstanding stock options are excluded from the calculation of diluted loss per share due to their anti-dilutive impact.
Note 5 — Commitments and Contingencies
     The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is remote that these proceedings and claims will have a material effect on the financial condition, operating results or cash flows of the Company.
Office lease agreement
     On March 1, 2007, the Company entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby the Company leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The office primarily houses the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel. The one-time initial opening costs of the Nashville office were approximately $1.3 million before taxes, or $0.06 per diluted share in fiscal 2007.
Note 6 — Assets held for Sale
     The Company owns a building and land in Jackson, Tennessee formerly used as its corporate headquarters, which consists of approximately 40,000 square feet of office space. The building and property are currently vacant and being held for sale. The Company believes the property will be sold no later than the end of the first quarter of fiscal 2009. During the first quarter of fiscal 2008, the Company determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” had been met. The estimated net realizable value of the land and building that is held for sale is separately presented in the consolidated balance sheets. The balances shown at February 2, 2008 and August 4, 2007 have been reclassified to be consistent with this presentation.
Note 7 — Recent accounting pronouncements
     In September 2006, the FASB issued Statement No. 157 Fair Value Measurements, or Statement 157. Statement 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement 157, or FSP 157-2, delays the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these items, the effective date will be for fiscal years beginning after November 15, 2008. Kirkland’s adopted Statement 157 effective February 3, 2008. Management does not believe the adoption has had or will have a material impact on the Company’s financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a specialty retailer of home décor in the United States, operating 324 stores in 34 states as of August 2, 2008. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
     During the 13 week period ended August 2, 2008, we opened one new store and closed two stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	8/2/08		8/4/07		8/2/08	8/4/07	8/2/08	8/4/07
Mall	111	34%	148	43%	540,782	714,835	4,871	4,830
Off-Mall	213	66%	199	57%	1,342,027	1,225,139	6,301	6,156

Total	324	100%	347	100%	1,882,809	1,939,974	5,811	5,591

13-Week Period Ended August 2, 2008 Compared to the 13-Week Period Ended August 4, 2007
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	August 2, 2008		August 4, 2007		Change
	$	%	$	%	$	%
Net sales	$87,684	100.0%	$87,359	100.0%	$325	0.4%
Cost of sales	59,815	68.2%	63,548	72.7%	(3,733)	(5.9%)

Gross profit	27,869	31.8%	23,811	27.3%	4,058	17.0%

Operating expenses:
Compensation and benefits	16,896	19.3%	17,963	20.6%	(1,067)	(5.9%)
Other operating expenses	8,236	9.4%	10,242	11.7%	(2,006)	(19.6%)
Impairment charges	—	0.0%	540	0.6%	(540)	(100.0%)
Depreciation and amortization	4,473	5.1%	4,865	5.6%	(392)	(8.1%)

Total operating expenses	29,605	33.8%	33,610	38.5%	(4,005)	(11.9%)

Operating loss	(1,736)	(2.0%)	(9,799)	(11.2%)	8,063	82.3%

Interest expense, net	13	0.0%	156	0.2%	(143)	(93.6%)
Other (income) expense, net	(64)	(0.1%)	27	0.0%	(91)	(337.0%)

Loss before income taxes	(1,685)	(1.9%)	(9,982)	(11.4%)	8,297	83.1%
Income tax provision (benefit)	9	0.0%	(736)	(0.8%)	745	101.2%

Net loss	($1,694)	(1.9%)	($9,246)	(10.6%)	$7,552	81.7%

     Net sales. The overall increase in net sales was primarily due to an increase in comparable store sales of 2.8% for the period. Comparable store sales in our mall store locations were up 7.2% for the second quarter, while comparable store sales for our off-mall store locations were up 0.7%. The comparable store sales increase was primarily due to an increase in transaction volume driven by higher customer conversion rates offset by a slight decline in the average ticket. The average ticket reflected an increase in items per transaction offset by a decrease in the average retail selling price. The strongest performing categories were art, furniture, floral, and gift while the weakest performing categories were mirrors and textiles.
     We opened one new store during the second quarter of fiscal 2008 and 35 stores in fiscal 2007, and we closed two stores during the second quarter of fiscal 2008 and 49 stores in fiscal 2007. We ended the second quarter of fiscal 2008 with 324 stores in operation compared to 347 stores as of the end of the second quarter of fiscal 2007, representing a 7% decrease in the store base and a 3% decrease in total square footage under lease. The impact of this decrease in the store base was offset by the increase of 2.8% in comparable store sales for the second quarter of fiscal 2008.

     Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin increased from 47.9% in the second quarter of fiscal 2007 to 50.9% in the second quarter of fiscal 2008. Merchandise margin is calculated as net sales minus product cost of sales, excluding outbound freight, store occupancy, and central distribution costs. Merchandise markdowns were lower in the current year due to better sell through and a more compelling product offering. Additionally, the level of promotional activity was reduced compared to the heavy use of coupons in the prior year quarter. The occupancy ratio decreased versus the prior year period primarily due to the leveraging effect of the positive comparable store sales. Additionally, rent reductions achieved in certain lease renewals and the closing of underperforming stores also benefited the comparison. Freight costs as a percentage of sales were slightly higher than the prior year period due to higher fuel prices. Central distribution costs as a percentage of sales were slightly higher than the prior year as a result of increased distribution center inbound and outbound activity against a relatively static total revenue base.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the second quarter of fiscal 2008 as compared to the second quarter of 2007 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio decreased for the second quarter of 2008 as compared to the second quarter of 2007 primarily due to the reductions in corporate salaries and benefits as a result of personnel reductions in late fiscal 2007.
     Other operating expenses. The decrease in these operating expenses as a percentage of net sales was primarily due to the positive comparable store sales performance and the effect of large reductions in marketing activities as compared to the prior year period. Corporate level operating expenses decreased as a percentage of net sales due to the positive comparable store sales performance coupled with lower professional fees and travel expenses. Also, in the prior year period, we incurred expenses of approximately $762,000 related to the opening of a satellite office in Nashville, Tennessee.
     Impairment charges. There was no impairment charge during the second quarter of fiscal 2008. In the prior year period, we incurred a charge related to the impairment of fixed assets related to certain underperforming stores in the amount of approximately $540,000.
     Depreciation and amortization. The decrease in depreciation and amortization as a percentage of sales was primarily the result of the positive comparable store sales performance combined with a reduction in capital spending in recent periods as well as a smaller store base.
     Income tax provision (benefit). No income tax benefit has been recorded in the current year quarter due to our provision of a full valuation allowance against deferred tax assets because of our cumulative losses in recent years. In the prior quarter, we recorded a net income tax benefit of $3.5 million offset largely by a charge of $2.8 million to initially record the valuation allowance.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $1.7 million, or $0.09 per share, for the second quarter of fiscal 2008 as compared to a net loss of $9.2 million, or $0.47 per share, for the second quarter of fiscal 2007.
26-Week Period Ended August 2, 2008 Compared to the 26-Week Period Ended August 4, 2007
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26-Week Period Ended
	August 2, 2008		August 4, 2007		Change
	$	%	$	%	$	%
Net sales	$171,761	100.0%	$169,673	100.0%	$2,088	1.2%
Cost of sales	116,984	68.1%	123,630	72.9%	(6,646)	(5.4%)

Gross profit	54,777	31.9%	46,043	27.1%	8,734	19.0%

Operating expenses:

	26-Week Period Ended
	August 2, 2008		August 4, 2007		Change
	$	%	$	%	$	%
Compensation and benefits	32,836	19.1%	36,184	21.3%	(3,348)	(9.3%)
Other operating expenses	16,994	9.9%	21,660	12.8%	(4,666)	(21.5%)
Impairment charges	352	0.2%	813	0.5%	(461)	(56.7%)
Depreciation and amortization	9,156	5.3%	9,882	5.8%	(726)	(7.3%)

Total operating expenses	59,338	34.5%	68,539	40.4%	(9,201)	(13.4%)

Operating loss	(4,561)	(2.7%)	(22,496)	(13.3%)	17,935	79.7%

Interest expense, net	12	0.0%	5	0.0%	7	140.0%
Other (income) expense, net	(336)	(0.2%)	(31)	0.0%	(305)	(983.9%)

Loss before income taxes	(4,237)	(2.5%)	(22,470)	(13.2%)	18,233	81.1%
Income tax provision (benefit)	9	0.0%	(5,725)	(3.4%)	5,734	100.2%

Net loss	($4,246)	(2.5%)	($16,745)	(9.9%)	$12,499	74.6%

     Net sales. The overall increase in net sales was primarily due to an increase in comparable store sales of 3.5% for the period. Comparable store sales in our mall store locations were up 8.2% for the first half, while comparable store sales for our off-mall store locations were up 1.3%. The comparable store sales increase was primarily due to an increase in transaction volume driven by higher customer conversion rates offset by a slight decline in the average ticket. The average ticket reflected an increase in items per transaction offset by a decrease in the average retail selling price.
     We opened 3 new stores during the first half of fiscal 2008 and 35 stores in fiscal 2007, and we closed 14 stores during the first half of fiscal 2008 and 49 stores in fiscal 2007. We ended the second quarter of fiscal 2008 with 324 stores in operation compared to 347 stores as of the end of the second quarter of fiscal 2007, representing a 7% decrease in the store base and a 3% decrease in total square footage under lease. The impact of this decrease in the store base was offset by the increase of 3.5% in comparable store sales for the first half of fiscal 2008.
     Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin increased from 49.4% in the first half of fiscal 2007 to 51.8% in the first half of fiscal 2008. Merchandise margin is calculated as net sales minus product cost of sales, excluding outbound freight, store occupancy, and central distribution costs. Merchandise markdowns were lower in the current year due to better sell through and a more compelling product offering. Additionally, the level of promotional activity was reduced compared to the heavy use of coupons in the prior year period. The occupancy ratio decreased versus the prior year period primarily due to the leveraging effect of the positive comparable store sales. Additionally, rent reductions achieved in certain lease renewals and the closing of underperforming stores also benefited the comparison. Freight costs were slightly higher as a percentage of net sales in the prior year period due to higher fuel prices. Central distribution costs were relatively flat as a percentage of net sales.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the first half of fiscal 2008 as compared to the first half of 2007 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio decreased for the first half of 2008 as compared to the first half of 2007 primarily due to the reductions in corporate salaries and benefits as a result of personnel reductions in late fiscal 2007.
     Other operating expenses. The decrease in these operating expenses as a percentage of net sales was primarily due to the positive comparable store sales performance and the effect of large reductions in marketing activities as compared to the prior year period. Corporate level operating expenses decreased as a percentage of net sales due to the positive comparable store sales performance coupled with lower professional fees and travel expenses. Also, in the prior year period, we incurred expenses of approximately $762,000 related to the opening of a satellite office in Nashville, Tennessee.

     Impairment charges. During the first half of fiscal 2008, we incurred a charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $352,000, or $0.02 per diluted share compared to impairment charges of $813,000 in the prior year period.
     Depreciation and amortization. The decrease in depreciation and amortization as a percentage of sales was primarily the result of the positive comparable store sales performance combined with a reduction in capital spending in recent periods and a smaller store base.
     Income tax provision (benefit). No income tax benefit has been recorded in the current year due to our provision of a full valuation allowance against deferred tax assets because of our cumulative losses in recent years. In the prior year period, we recorded a net income tax benefit of $3.5 million offset largely by a charge of $2.8 million to initially record the valuation allowance.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $4.2 million, or $0.22 per share, for the first half of fiscal 2008 as compared to a net loss of $16.7 million, or $0.86 per share, for the first half of fiscal 2007.
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
     Cash flows from operating activities. Net cash used in operating activities was $155,000 and $28.3 million for the first half of fiscal 2008 and fiscal 2007, respectively. Net cash used in operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was significantly impacted by the improvement in our operating performance resulting from the 3.5% increase in our year-to-date comparable store sales, the increase in profit margin and the reduction in operating expenses. Inventories increased approximately $1.5 million during the first half of fiscal 2008 as compared to an increase of $2.6 million during the prior year period. Inventories averaged approximately $132,000 per store at August 2, 2008, as compared to $137,000 per store at August 4, 2007. Accounts payable decreased $2.0 million during the first half of fiscal 2008 as compared to a decrease of $8.6 million for the prior year period. The change in accounts payable is primarily due to the timing and amount of merchandise receipt flow. We also received an income tax refund of approximately $2.9 million during the first half of fiscal 2008 whereas we made cash tax payments of approximately $2.5 million in the prior-year period.
     Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2008 consisted principally of $1.9 million in capital expenditures as compared to $7.7 million for the prior year period. These expenditures primarily related to new store construction. During the first half of fiscal 2008, we opened three stores compared to 18 stores in the prior year period. We expect that capital expenditures for all of fiscal 2008 will be between $3 and $4 million, primarily to fund the maintenance of our existing investments in stores, information technology, and the distribution center, as well as the opening of three to five new stores. As of August 2, 2008, we had no new lease commitments for new stores. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2008 will average approximately $400,000 to $430,000 per store. We also anticipate that we will receive landlord allowances in connection with the construction of our new stores in fiscal 2008. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows. Additionally, during the first quarter of fiscal 2008, we completed the sale of our corporate aircraft resulting in proceeds of approximately $816,000.
     Cash flows from financing activities. Net cash provided by financing activities was $47,000 and $13.0 million for the first half of fiscal 2008 and fiscal 2007, respectively. Cash flows from financing activities for the first half of fiscal 2008 were related to employee stock purchases. During the first half of fiscal 2007, cash flows from financing activities primarily related to bank revolver borrowings.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (2.66% at August 2, 2008) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximate $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 million to $4.5 million depending on the size of the borrowing base, at all times.
     As of August 2, 2008, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $24.1 million available for borrowing (net of the availability block as described above).
     At August 2, 2008, our balance of cash and cash equivalents was approximately $4.7 million and the borrowing availability under our facility was $24.1 million (net of the availability block as described above). During fiscal 2007, we undertook a number of measures to reduce expenses and improve liquidity, including corporate headcount reductions, slowing store growth, closing underperforming stores, commencing the sale of non-essential assets, enhancing and maximizing our existing credit facility, and reducing our planned inventory needs. We also received approximately $2.9 million in federal tax refunds during the first half of fiscal 2008. We believe that cash flow from operations, including the impact of the aforementioned initiatives, coupled with funds received from the sale of assets will result in peak borrowings that are lower than the prior year and will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
None.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risks related to our operations result primarily from changes in short-term London Inter-Bank Offered Rates, or LIBOR, as our senior credit facility utilizes short-term LIBOR rates and/or contracts. The base interest rate used in our senior credit facility is the 60-day LIBOR, however, from time to time, we may enter into one or more LIBOR contracts. These LIBOR contracts vary in length and interest rate, such that adverse changes in short-term interest rates could affect our overall borrowing rate when contracts are renewed.
     As of August 2, 2008, there were zero borrowings outstanding under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of August 2, 2008.

ITEM 4. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of August 2, 2008 have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of shareholders on Monday, June 16, 2008 (the “Annual Meeting”). At the Annual Meeting, Robert E. Alderson and Carl Kirkland were each duly nominated for, and elected to, our Board of Directors (the “Board”) for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2011. The other members of the Board whose terms continued after the Annual Meeting are Steven J. Collins, R. Wilson Orr, III, Murray M. Spain, Ralph T. Parks, and Gabriel Gomez. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	Votes For	Votes Withheld
Robert E. Alderson	18,276,332	6,516
Carl Kirkland	18,275,932	6,916
ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 12, 2008	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer