Form 10-Q
period 2008-11-01
KIRKLAND'S, INC
filed 2008-12-16
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 1, 2008	Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

431 Smith Lane
Jackson, Tennessee	38301
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐                      Accelerated filer ☐                      Non-accelerated filer ☐                       Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 28, 2008, 19,636,934 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	November 1,	February 2,	November 3,
	2008	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,020	$5,820	$316
Inventories, net	58,773	41,246	62,778
Income taxes receivable	—	2,900	6,324
Prepaid expenses and other current assets	5,645	7,968	7,899

Total current assets	66,438	57,934	77,317
Property and equipment, net	46,726	63,002	67,386
Other assets	827	1,196	2,223

Total assets	$113,991	$122,132	$146,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$—	$—	$20,813
Accounts payable	21,826	15,786	24,157
Accrued expenses	14,400	16,576	15,381
Current portion of deferred rent	7,797	8,990	7,937

Total current liabilities	44,023	41,352	68,288
Deferred rent	30,075	34,460	34,482
Other liabilities	2,715	3,750	2,897

Total liabilities	76,813	79,562	105,667

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,636,934, 19,585,093 and 19,680,781 shares issued and outstanding at November 1, 2008, February 2, 2008 and November 3, 2007, respectively	141,659	141,334	141,513
Accumulated deficit	(104,481)	(98,764)	(100,254)

Total shareholders’ equity	37,178	42,570	41,259

Total liabilities and shareholders’ equity	$113,991	$122,132	$146,926

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$85,878	$88,743	$257,639	$258,416
Cost of sales (exclusive of depreciation and amortization as shown below)	57,253	63,980	174,237	187,611

Gross profit	28,625	24,763	83,402	70,805
Operating expenses:
Compensation and benefits	16,651	17,171	49,489	53,355
Other operating expenses	8,810	10,396	25,803	32,057
Impairment charges	—	—	352	813
Severance charge	—	965	—	965
Depreciation and amortization	4,685	4,862	13,840	14,744

Total operating expenses	30,146	33,394	89,484	101,934

Operating loss	(1,521)	(8,631)	(6,082)	(31,129)

Interest expense	34	210	93	394
Interest income	(16)	—	(63)	(180)
Other (income) expense, net	45	(34)	(291)	(65)

Loss before income taxes	(1,584)	(8,807)	(5,821)	(31,278)
Income tax provision (benefit)	(113)	1,843	(104)	(3,882)

Net loss	$(1,471)	$(10,650)	$(5,717)	$(27,396)

Basic and diluted loss per share	$(0.07)	$(0.55)	$(0.29)	$(1.40)

Basic and diluted weighted average number of shares outstanding	19,634	19,525	19,621	19,503

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock			Total
			Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 2, 2008	19,585,093	$141,334	$(98,764)	$42,570
Exercise of employee stock options and employee stock purchases	51,841	69	—	69
Stock compensation expense		256	—	256
Net loss		—	(5,717)	(5,717)

Balance at November 1, 2008	19,636,934	$141,659	$(104,481)	$37,178

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39-Week Period Ended
	November 1,	November 3,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,717)	$(27,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	13,840	14,744
Amortization of landlord construction allowance	(6,186)	(5,152)
Amortization of debt issue costs	20	15
Impairment charges	352	813
Loss on disposal of property and equipment	503	162
Stock compensation	256	602
Cumulative effect of change in accounting principle	—	(79)
Deferred income taxes	219	960
Changes in assets and liabilities:
Inventories, net	(17,527)	(17,988)
Prepaid expenses and other current assets	2,323	(2,500)
Other noncurrent assets	139	(238)
Accounts payable	6,040	3,585
Income taxes receivable / payable	2,900	(7,306)
Accrued expenses and other liabilities	(2,604)	5,646

Net cash used in operating activities	(5,442)	(34,132)

Cash flows from investing activities:
Proceeds from sale of property and equipment	3,700	45
Capital expenditures	(2,127)	(11,836)

Net cash provided by (used in) investing activities	1,573	(11,791)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	189,393
Repayments on revolving line of credit	—	(168,580)
Debt issue costs	—	(68)
Exercise of stock options and employee stock purchases	69	136

Net cash provided by financing activities	69	20,881

Cash and cash equivalents:
Net decrease	(3,800)	(25,042)
Beginning of the period	5,820	25,358

End of the period	$2,020	$316

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 321 stores in 34 states as of November 1, 2008. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
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
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended November 1, 2008, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Note 2 — Impairments and Severance Charges
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
     During the first quarter of fiscal 2008, the Company recorded an impairment charge totaling approximately $352,000 for the difference in estimated fair value and the carrying value of the fixed assets related to three stores with negative operating cash flows for the trailing 52 weeks. There was no impairment charge recorded in the third quarter of fiscal 2008, or fiscal 2007. During the first two quarters of fiscal 2007, the Company recorded impairment charges totaling $813,000.
     During the third quarter of fiscal 2007, the Company incurred a charge related to separation costs associated with a restructuring of corporate personnel that occurred during the quarter. This charge totaled approximately $965,000, or $0.04 per share. The Company eliminated 74 positions, including field multi-unit management and corporate positions at its Jackson and Nashville offices.

Note 3 — Income Taxes
     Effective Tax Rate — The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses in the early periods of the fiscal year with income in the later periods of the year. The Company did not record an income tax benefit for the 39-week period ended November 1, 2008 as a result of the Company’s cumulative losses in recent years. The Company utilized its available carryback benefit of approximately $2.9 million as of the end of fiscal 2007 and subsequently received a federal tax refund in the amount of approximately $2.9 million during the first half of fiscal 2008. Included in income tax expense for the 39-week period ended November 3, 2007 is an adjustment to record a valuation allowance against the Company’s net deferred tax assets of approximately $2.8 million, or $0.14 per diluted share.
     Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates, and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. As of November 1, 2008, the Company remains uncertain about its ability to use the net deferred tax assets; therefore, a full valuation allowance continues to be recorded.
     The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At November 1, 2008, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $300,000 at November 1, 2008. The Company does not currently anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease by the end of fiscal 2008.
Note 4 — Loss Per Share
     Basic loss per share is based upon the weighted average number of outstanding common shares, which excludes non-vested restricted stock. Since the Company experienced a net loss for the 13 and 39-week periods ended November 1, 2008 and November 3, 2007, all outstanding stock options are excluded from the calculation of diluted loss per share due to their anti-dilutive impact.
Note 5 — Commitments and Contingencies
     The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is remote that these proceedings and claims will have a material effect on the financial condition, operating results or cash flows of the Company.

Office lease agreement
     On March 1, 2007, the Company entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby the Company leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The office primarily houses the merchandising and marketing, store operations and real estate teams, as well as certain other senior management personnel. The pre-tax opening costs of the Nashville office were approximately $446,000 and $1.2 million for the 13 and 39-week periods ended November 3, 2007.
Note 6 — Property and Equipment
     During the third quarter of fiscal 2008, the Company sold a building and land in Jackson, Tennessee formerly used as its corporate headquarters, which consists of approximately 40,000 square feet of office space. The net proceeds received from the sale of the land and building were approximately $2.8 million. Additionally, during the first quarter of fiscal 2008, the Company completed the sale of its corporate airplane resulting in net proceeds of approximately $816,000.
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
General
     We are a specialty retailer of home décor in the United States, operating 321 stores in 34 states as of November 1, 2008. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
     During the 13 week period ended November 1, 2008, we did not open any new stores and closed three stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	11/1/08		11/3/07		11/1/08	11/3/07	11/1/08	11/3/07
Mall	108	34%	147	42%	511,353	710,287	4,735	4,832
Off-Mall	213	66%	207	58%	1,342,012	1,285,787	6,301	6,212

Total	321	100%	354	100%	1,853,365	1,996,074	5,774	5,639

13-Week Period Ended November 1, 2008 Compared to the 13-Week Period Ended November 3, 2007
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	November 1, 2008		November 3, 2007		Change
	$	%	$	%	$	%
Net sales	$85,878	100.0%	$88,743	100.0%	($2,865)	(3.2%)
Cost of sales	57,253	66.7%	63,980	72.1%	(6,727)	(10.5%)

Gross profit	28,625	33.3%	24,763	27.9%	3,862	15.6%

Operating expenses:
Compensation and benefits	16,651	19.4%	17,171	19.3%	(520)	(3.0%)
Other operating expenses	8,810	10.3%	10,396	11.7%	(1,586)	(15.3%)
Severance charge	—	0.0%	965	1.1%	(965)	(100.0%)
Depreciation and amortization	4,685	5.5%	4,862	5.5%	(177)	(3.6%)

Total operating expenses	30,146	35.1%	33,394	37.6%	(3,248)	(9.7%)

Operating loss	(1,521)	(1.8%)	(8,631)	(9.7%)	7,110	(82.4%)

Interest expense, net	18	0.0%	210	0.2%	(192)	(91.4%)
Other (income) expense, net	45	0.1%	(34)	0.0%	79	(232.4%)

Loss before income taxes	(1,584)	(1.8%)	(8,807)	(9.9%)	7,223	(82.0%)
Income tax provision (benefit)	(113)	(0.1%)	1,843	2.1%	(1,956)	(106.1%)

Net loss	($1,471)	(1.7%)	($10,650)	(12.0%)	$9,179	(86.2%)

     Net sales. The overall decrease in net sales was primarily due to a decrease in average store count during the quarter, slightly offset by an increase in comparable store sales of 1.2% for the period. Comparable store sales in our mall store locations were up 2.2% for the third quarter, while comparable store sales for our off-mall store locations were up 0.8%. The comparable store sales increase was primarily due to an increase in the average ticket partially offset by a decline in the number of transactions. The average ticket was up during the quarter reflecting an increase in items per transactions. Transactions decreased during the quarter reflecting a slight decrease in traffic counts and customer conversion rates. The strongest performing categories were art, lamps, furniture, and floral.
     We did not open any new stores during the third quarter of fiscal 2008 and opened 35 stores in fiscal 2007, and we closed three stores during the third quarter of fiscal 2008 and 49 stores in fiscal 2007. We ended the third quarter of fiscal 2008 with 321 stores in operation compared to 354 stores as of the end of the third quarter of fiscal 2007, representing a 9.3% decrease in the store base and a 7.1% decrease in total square footage under lease.

     Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin increased from 48.9% in the third quarter of fiscal 2007 to 52.9% in the third quarter of fiscal 2008. Merchandise margin is calculated as net sales minus product cost of sales, excluding outbound freight, store occupancy, and central distribution costs. Merchandise markdowns were lower in the current year due to better sell through and a more compelling product offering. Additionally, the level of promotional activity was reduced compared to the heavy use of coupons in the prior year quarter. The occupancy ratio decreased versus the prior year period primarily due to closing underperforming stores as well as favorable lease renewals and extensions. The continued shift of the store base to less costly, off-mall locations also helped improve the ratio. Freight costs as a percentage of sales were flat as compared to the prior year period. Central distribution costs as a percentage of sales were slightly higher than the prior year as a result of a decreased revenue base.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio was slightly higher during the third quarter of fiscal 2008 as compared to the third quarter of 2007. We experienced an increase in average hourly wages at the store level which was somewhat offset by higher comparable store sales during the third quarter of fiscal 2008. At the corporate level, the compensation and benefits ratio remained flat for the third quarter of 2008 as compared to the third quarter of 2007.
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
     Depreciation and amortization. Depreciation and amortization remained flat as a percentage of sales as a result of a reduction in capital expenditures in recent quarters offset by the acceleration of depreciation on planned store closings and a smaller average store base.
     Income tax provision (benefit). No income tax benefit has been recorded in the current year quarter due to our provision of a full valuation allowance against deferred tax assets because of our cumulative losses in recent years. In the prior year quarter, we incurred tax expense of $1.8 million due to the limited ability to carryback losses for two tax years.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $1.5 million, or $0.07 per share, for the third quarter of fiscal 2008 as compared to a net loss of $10.7 million, or $0.55 per share, for the third quarter of fiscal 2007.
39-Week Period Ended November 1, 2008 Compared to the 39-Week Period Ended November 3, 2007
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39-Week Period Ended
	November 1, 2008		November 3, 2007		Change
	$	%	$	%	$	%
Net sales	$257,639	100.0%	$258,416	100.0%	($777)	(0.3%)
Cost of sales	174,237	67.7%	187,611	72.6%	(13,374)	(7.1%)

Gross profit	83,402	32.4%	70,805	27.4%	12,597	17.8%

Operating expenses:
Compensation and benefits	49,489	19.2%	53,355	20.6%	(3,866)	(7.2%)
Other operating expenses	25,803	10.0%	32,057	12.4%	(6,254)	(19.5%)

	39-Week Period Ended
	November 1, 2008		November 3, 2007		Change
	$	%	$	%	$	%
Impairment charges	352	0.1%	813	0.3%	(461)	(56.7%)
Severance charge	—	0.0%	965	0.4%	(965)	(100.0%)
Depreciation and amortization	13,840	5.4%	14,744	5.7%	(904)	(6.1%)

Total operating expenses	89,484	34.7%	101,934	39.4%	(12,450)	(12.2%)

Operating loss	(6,082)	(2.4%)	(31,129)	(12.0%)	25,047	(80.5%)

Interest expense, net	30	0.0%	214	0.1%	(184)	(86.0%)
Other income, net	(291)	(0.1%)	(65)	0.0%	(226)	347.7%

Loss before income taxes	(5,821)	(2.3%)	(31,278)	(12.1%)	25,457	(81.4%)
Income tax benefit	(104)	0.0%	(3,882)	(1.5%)	3,778	(97.3%)

Net loss	($5,717)	-2.2%	($27,396)	-10.6%	$21,679	-79.1%

     Net sales. The overall decrease in net sales was primarily due to a decrease in the average store count offset by an increase in comparable store sales of 2.7% for the period. Comparable store sales in our mall store locations were up 6.2% for the first three quarters, while comparable store sales for our off-mall store locations were up 1.1%. The comparable store sales increase was primarily due to an increase in transaction volume driven by higher customer conversion rates coupled with a slight increase in the average ticket. The average ticket reflected an increase in items per transaction offset by a decrease in the average retail selling price.
     We opened 3 new stores during the first three quarters of fiscal 2008 and 35 stores in fiscal 2007, and we closed 17 stores during the first three quarters of fiscal 2008 and 49 stores in fiscal 2007. We ended the third quarter of fiscal 2008 with 321 stores in operation compared to 354 stores as of the end of the third quarter of fiscal 2007, representing a 9.3% decrease in the store base and a 7.1% decrease in total square footage under lease.
     Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin increased from 48.9% in the first three quarters of fiscal 2007 to 51.8% in the first three quarters of fiscal 2008. Merchandise margin is calculated as net sales minus product cost of sales, excluding outbound freight, store occupancy, and central distribution costs. Merchandise markdowns were lower in the current year due to better sell through and a more compelling product offering. Additionally, the level of promotional activity was reduced compared to the heavy use of coupons in the prior year period. The occupancy ratio decreased versus the prior year period primarily due to the leveraging effect of the positive comparable store sales. Additionally, rent reductions achieved in certain lease renewals and the closing of underperforming stores also benefited the comparison. Freight costs and central distribution costs were flat as a percentage of net sales as compared to the prior year period.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the first three quarters of fiscal 2008 as compared to the first three quarters of 2007 primarily due to the positive comparable store sales performance offset slightly by a higher average wage during the third quarter of fiscal 2008. At the corporate level, the compensation and benefits ratio decreased for the first three quarters of 2008 as compared to the first three quarters of 2007 primarily due to the reductions in corporate salaries and benefits as a result of personnel reductions in late fiscal 2007.
     Other operating expenses. The decrease in these operating expenses as a percentage of net sales at the store level was primarily due to the positive comparable store sales performance and the effect of large reductions in marketing activities as compared to the prior year period. Corporate level operating expenses decreased as a percentage of net sales due to the positive comparable store sales performance coupled with lower professional fees and travel expenses. Also, in the prior year period, we incurred expenses of approximately $1.2 million, or $0.05 per diluted share, related to the opening of a satellite office in Nashville, Tennessee. These expenses were associated with personnel relocation costs and moving expenses.

     Impairment charges. During the first three quarters of fiscal 2008, we incurred a charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $352,000, or $0.02 per diluted share compared to impairment charges of $813,000 in the prior year period.
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
     Income tax provision (benefit). No income tax benefit has been recorded in the current year due to our provision of a full valuation allowance against deferred tax assets because of our cumulative losses in recent years. During the second quart of fiscal 2007, we established a valuation allowance on our net deferred tax assets in the amount of $2.8 million.
     Net loss and loss per share. As a result of the foregoing, we reported a net loss of $5.7 million, or $0.29 per share, for the first three quarters of fiscal 2008 as compared to a net loss of $27.4 million, or $1.40 per share, for the first three quarters of fiscal 2007.
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
     Cash flows from operating activities. Net cash used in operating activities was $5.4 million and $34.1 million for the first three quarters of fiscal 2008 and fiscal 2007, respectively. Net cash used in operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operating activities as compared to the prior year period was significantly impacted by the improvement in our operating performance resulting from the 2.7% increase in our year-to-date comparable store sales, the increase in profit margin and the reduction in operating expenses. Inventories increased approximately $17.5 million during the first three quarters of fiscal 2008 as compared to an increase of $18.0 million during the prior year period. Inventories averaged approximately $183,000 per store at November 1, 2008, as compared to $177,000 per store at November 3, 2007. Accounts payable increased $6.0 million during the first three quarters of fiscal 2008 as compared to an increase of $3.6 million for the prior year period. The change in accounts payable is primarily due to the timing and amount of merchandise receipt flow. We also received an income tax refund of approximately $2.9 million during the first three quarters of fiscal 2008 whereas we made cash tax payments of approximately $2.5 million in the prior-year period.
     Cash flows from investing activities. Net cash provided by investing activities for the first three quarters of fiscal 2008 consisted principally of the sale of our corporate aircraft and former corporate headquarters building and land in Jackson, Tennessee resulting in net proceeds of approximately $816,000 and $2.8 million, respectively. These cash inflows were offset by capital expenditures for the period of approximately $2.1 million as compared to $11.8 million for the prior year period. These expenditures primarily related to new store construction. During the first three quarters of fiscal 2008, we opened three stores compared to 18 stores in the prior year period. We expect that capital expenditures for all of fiscal 2008 will be approximately $3 million, primarily to fund the maintenance of our existing investments in stores, information technology, and the distribution center, as well as the openings of the three new stores. As of November 1, 2008, we had no new lease commitments for new stores. Capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2008 average approximately $400,000 to $430,000 per store. We received landlord allowances in connection with the construction of our three new stores in fiscal 2008 which are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities was $69,000 and $20.9 million for the first three quarters of fiscal 2008 and fiscal 2007, respectively. Cash flows from financing activities for the first three quarters of fiscal 2008 were related to employee stock purchases. During the first three quarters of fiscal 2007, cash flows from financing activities primarily related to bank revolver borrowings.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (2.97% at November 1, 2008) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximate $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 million to $4.5 million depending on the size of the borrowing base, at all times.
     As of November 1, 2008, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $41 million available for borrowing (net of the availability block as described above).
     At November 1, 2008, our balance of cash and cash equivalents was approximately $2.0 million and the borrowing availability under our facility was $41 million (net of the availability block as described above). During fiscal 2007, we undertook a number of measures to reduce expenses and improve liquidity, including corporate headcount reductions, slowing store growth, closing underperforming stores, commencing the sale of non-essential assets, enhancing and maximizing our existing credit facility, and reducing our planned inventory needs. We also received approximately $2.9 million in federal tax refunds during the first half of fiscal 2008. We believe that cash flow from operations, including the impact of the aforementioned initiatives, coupled with funds received from the sale of assets will result in peak borrowings that are lower than the prior year and will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
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
     As of November 1, 2008, there were zero borrowings outstanding under our revolving credit facility, which is based upon a 60-day LIBOR rate.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of November 1, 2008.

ITEM 4.	CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of November 1, 2008 have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.
     (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION
ITEM 1A. RISK FACTORS
     In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 2, 2008, and the new risk factor set forth below which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our performance may be affected by general economic conditions and the current global financial crisis.
     Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. Some of the factors that are having an impact on discretionary consumer spending include general economic conditions, employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, consumer confidence and other macroeconomic factors.
     The worldwide specialty retail industry is heavily influenced by general economic cycles: Specialty retail is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of home décor tend to be highly correlated with the cycles of the levels of disposable income of our consumers. As a result, any substantial deterioration in general economic conditions could adversely affect our net sales and results of operations. Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our sales and our results of operations.
     Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and have an adversely impact on our results of operations and continued growth. Because home décor is generally considered to be a discretionary purchase, declines in consumer spending may have a more negative affect on specialty retailers in our industry segment than on retailers in general. Therefore, we may not be profitable if there is a decline in consumer spending.
     The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to access funds, refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness or to obtain funding through the issuance of the our securities.
     In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, both as a result and independent of the current financial crisis in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

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

KIRKLAND’S, INC.
Date: December 10, 2008	/s/ Robert E. Alderson
Robert E. Alderson President and Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer