Form 10-K
period 2009-01-31
KIRKLAND'S, INC
filed 2009-04-20
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49885

Kirkland’s, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 Smith Lane, Jackson, Tennessee	38301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(731) 988-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered

Common Stock, no par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

The registrant is not currently phased into the Interactive Data File filing requirements pursuant to Rule 405

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 2, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $27,889,492 based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of March 25, 2009, there were 19,664,605 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 8, 2009, are incorporated by reference into Part III of this Form 10-K.

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

General

We are a specialty retailer of home décor in the United States, operating 299 stores in 34 states as of January 31, 2009. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.

Business Strategy

Our goal is to be the leading specialty retailer of home décor in each of our markets. We believe the following elements of our business strategy differentiate us from our competitors and position us for profitable growth:

Item-focused merchandising.  While our stores contain items covering a broad range of complementary product categories, we emphasize traditionally-styled, fashionable key items within our targeted categories rather than merchandising complete, themed product classifications. Although we do not attempt to be a fashion leader, our buyers work closely with our vendors to identify and develop stylish merchandise that appeals to a broad base of customers while reflecting the latest trends. We test-market products where appropriate and monitor individual item sales, which enables us to identify and quickly reorder best selling items in order to maximize sales. We constantly evaluate market trends and merchandise sales data and work with vendors to develop additional products to be sold in our stores, frequently on an exclusive basis. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customers.

Ever-changing merchandise mix.  We believe our ever-changing merchandise mix creates an exciting “treasure hunt” environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is traditionally styled for broad market appeal, yet it reflects an understanding of our customer’s desire for fashion and newness. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, we actively change our merchandise throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.

Stimulating visual presentation.  Our stores have a distinctive look that helps customers visualize the merchandise in their own homes and inspires decorating and gift-giving ideas. Using multiple merchandise arrangements to simulate home settings, we group complementary merchandise creatively throughout the store. We believe this cross-category merchandising strategy encourages customers to browse for longer periods of time, promoting add-on sales. We adjust our visual presentation frequently to take advantage of sales trends and enhance our ever-changing merchandise mix.

Strong value proposition.  Our customers regularly experience the satisfaction of paying noticeably less for items similar or identical to those sold by other retail stores or through other retail channels. This strategy of providing a unique combination of style and value is an important element in making Kirkland’s a destination store. While we carry some items in our stores that sell for several hundred dollars, most items sell for under $20 and are perceived by our customers as very affordable home décor and gifts. Our longstanding relationships with vendors and our ability to place and sell-through large orders of a single item enhance our ability to attain favorable product pricing from vendors.

Broad market appeal.  Our stores operate successfully across a wide spectrum of different regions and market sizes. As of January 31, 2009, we operated stores in 34 states. Although originally focused in the Southeast, approximately 48% of our stores are now located outside that region. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within our target markets where our customers live and shop.

Store Development Strategy

Our strategy on store development in previous years has been to open new stores in existing and new markets. Over the past three years, we have slowed our new store growth and decreased our overall number of stores from 349 as of the end of fiscal 2006 to 299 stores as of the end of fiscal 2008. New stores generally have been larger off-mall stores, while store closings mostly have consisted of smaller mall stores. We anticipate that substantially all of our future new store growth will be in off-mall locations. As of January 31, 2009, we had commitments to open four new stores during fiscal 2009. We expect to open a total of 15 to 20 stores during the 52 weeks ending January 30, 2010 (“fiscal 2009”) with a focus on the relocation of closing mall properties in our core geographic markets. We expect to close approximately 35 to 40 stores during fiscal 2009. While the plan for fiscal 2009 represents a further reduction in the store base, we expect the store count to reach a bottom by the end of the year. We are making a measured re-entry into the real estate market, and expect to have deals in progress for early 2010 that will serve to offset some of the late closings in fiscal 2009. Our approach to store development in the near term concentrates on controlled, profitable growth, focused on cash flow accumulation and the replacement of profitable mall stores with off-mall locations that have more upside potential.

Our store model produces strong cash flow and provides an attractive return on investment. Of the 146 new stores opened during the past four fiscal years, 145 of these are located in off-mall venues. Among the group of 145 off-mall stores, 136 have been open at least a full twelve months, and their average first-year sales volume was approximately $1,400,000. These stores often generate a positive store contribution in their first full year of operation. Since fiscal 2003, when we began to focus our growth on off-mall opportunities, we have recorded higher average sales volume and store contribution from our off-mall new stores as compared to mall stores.

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

Merchandising

Merchandising strategy.  Our merchandising strategy is to (i) offer distinctive and often exclusive, high quality home décor at affordable prices representing great value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of key items within targeted categories, rather than merchandising complete, themed product classifications, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas and encourages frequent store visits.

Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best or slow sellers. This daily sales and gross margin information helps us to maximize the productivity of successful products and categories, and minimize the accumulation of slow-moving inventory. Our core merchandise assortment is relatively consistent across the chain. We address regional differences in home décor by tailoring inventories to geographic considerations and specific store sales results in selected categories.

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

Our average store generally carries approximately 2,600-2,800 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item; therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. New and different SKUs are introduced to our stores constantly.

We purchase merchandise from approximately 279 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide opportunity to improve our net sales and gross margin. Our strategy is to continue to grow our exclusive and proprietary products within our merchandise mix.

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

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

		% of Net Sales
Merchandise Category	Fiscal 2008	Fiscal 2007	Fiscal 2006

Wall Décor (including framed art, mirrors, metal and other wall ornaments)	32%	31%	29%
Decorative Accessories	13	13	12
Candles	11	11	11
Accent Furniture	9	8	8
Holiday	7	8	7
Lamps	8	6	8
Textiles	5	6	8
Gifts	4	5	2
Other (including housewares, picture frames and other miscellaneous items)	4	4	5
Floral	4	3	5
Garden	3	5	5

Total	100%	100%	100%

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

Store Operations

General.  As of January 31, 2009, we operated 299 stores in 34 states, with stores generally operating seven days a week. In addition to corporate management, approximately 20 District Team Leaders (who generally have responsibility for approximately 15 stores within a geographic district) manage store operations. A Store Team Leader and one to three Assistant Store Team Leaders manage individual stores. The Store Team Leader is responsible for the day-to-day operation of the store, including sales, guest service, merchandise display, human resource functions and store security. A typical store operates with an average of eight to 10 team members including a full-time stock person and a combination of full and part-time team members, depending on the volume of the store and the season. Additional part-time sales associates are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

Formats.  We operate stores in both mall and off-mall venues. As of January 31, 2009, we operated 91 stores in enclosed malls and 208 stores in a variety of off-mall venues including “lifestyle” strip centers, “power” strip centers, outlet centers and freestanding locations. Off-mall stores tend to be larger than mall stores, and have a lower occupancy cost per square foot. The average size of our mall stores is approximately 4,700 square feet, and the average size of our off-mall stores is approximately 6,300 square feet. The average size of the new stores we opened in fiscal 2008 was approximately 7,700 square feet, and we expect our fiscal 2009 new stores to be of similar size.

Visual merchandising.  Merchandise in both mall and off-mall stores is generally displayed according to display guidelines and directives given to each store from the Visual Merchandising and Marketing teams with input from Store Operations. This procedure promotes uniform display standards throughout the chain. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, and also display certain products strictly by category or product type.

Because of the nature of our merchandise and our focus on identifying and developing best-selling items, we emphasize our visual merchandising standards. Our Visual Merchandising and Marketing teams provide Store Team Leaders with recommended directives such as photographs and diagrams and placement guides. Each Store Team Leader has flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers. Effective and consistent visual merchandising enhances a store’s ability to reach its full sales potential.

Personnel recruitment and training.  We believe our continued success is dependent in part on our ability to attract, retain and motivate quality team members. In particular, the success of our strategy depends on our ability to promote and/or recruit qualified District and Store Team Leaders and maintain quality team members. A multi-week training program is provided for new District Team Leaders and Store Team Leaders. Many Store Team Leaders begin their Kirkland’s career as sales associates, but complete a formal five week training program before taking responsibility for a store. This five week training program includes two weeks in a designated “training store,” working directly with a qualified Training Store Team Leader. District Team Leaders are primarily responsible for recruiting new Store Team Leaders. Store Team Leaders are responsible for the hiring and training of new team members, assisted where appropriate by a Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s.

Compensation and incentives.  We compensate our Vice Presidents of Store Operations with a base salary, plus an annual performance bonus based on overall Company performance. District and Store Team

Leaders are compensated with a base salary or on an hourly basis, plus a quarterly performance bonus based on store sales, product margins, and expense control. Sales associates are compensated on an hourly basis. In addition, we periodically run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.

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

Until recent years, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors. Beginning in fiscal 2003, we began to explore more off-mall real estate alternatives. We have experienced better financial results in these off-mall venues, primarily due to higher sales volumes and lower occupancy costs. We also believe that our target shopper prefers the off-mall location for convenience in her home décor shopping experience. Of our 299 stores as of January 31, 2009, 208 were in a variety of off-mall venues including “lifestyle” strip centers, “power” centers, outlet centers and freestanding locations. Off-mall stores tend to be slightly larger than mall stores, and have lower occupancy cost per square foot. We currently anticipate that all of the new stores opening in fiscal 2009 will be located in off-mall venues.

We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers and our strong position with co-tenants in the home décor category. The following table provides a history of our store openings and closings by venue for the last five fiscal years.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2005	2004

Mall
Stores open at beginning of period	121	168	210	241	245
Store openings	—	—	1	—	10
Store closings	(30)	(47)	(43)	(31)	(14)

Stores open at end of period	91	121	168	210	241
Off-Mall
Stores open at beginning of period	214	181	137	79	35
Store openings	3	35	48	59	44
Store closings	(9)	(2)	(4)	(1)	—

Stores open at end of period	208	214	181	137	79
Total
Stores open at beginning of period	335	349	347	320	280
Store openings	3	35	49	59	54
Store closings	(39)	(49)	(47)	(32)	(14)

Stores open at end of period	299	335	349	347	320

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

We purchase merchandise from approximately 279 vendors. Approximately 80% of our total purchases are from importers of merchandise manufactured primarily in the Far East and India, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. As we execute our strategy, we are continually evaluating the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and offering them in our stores.

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

The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center. In fiscal 2009 and beyond, our goal is to achieve better labor productivity, better transportation efficiency, leaner store-level inventories and reduced store-level storage and handling costs.

In addition to making improvements to our distribution center operation, we have taken important steps to improve our efficiency in transporting merchandise to stores. We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. Prior to fiscal 2006, the majority of our merchandise deliveries were handled by either less-than-truckload (LTL) carriers or full truckload deliveries to regional “pool points”, with local delivery agents handling the actual store delivery function. As of the end of fiscal 2008, approximately 91% of our stores utilize a third alternative: less frequent full truckload deliveries. This alternative results in a lower cost and allows our field personnel better ability to plan the payroll needs surrounding merchandise receiving. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors. This shift to direct store delivery methods has resulted in lower annual outbound freight costs both on a dollar basis and as a percentage of sales.

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

Internet

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. We maintain a web site at www.kirklands.com which provides our customers with a resource to locate a store, preview our merchandise, apply for a Kirkland’s credit card, and purchase gift cards online. We currently do not sell any merchandise through our web site, but we are currently evaluating costs and benefits of enhancing of our web site to allow customers to purchase merchandise for in-store pick up. The information contained or incorporated in our web site is not a part of this annual report on Form 10-K.

Information Systems

Our store information systems include a server in each store that runs our automated point-of-sale (“POS”) application on multiple POS registers. The server provides Store Team Leaders with convenient access to detailed sales and inventory information for the store. Our POS registers provide a price look-up function (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store servers. Based upon the evaluation of information obtained through daily polling, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores. We have recently completed the selection process for new POS software. The new POS software will be tested during fiscal 2009 with a planned roll-out to stores in 2010.

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

Marketing

Our marketing efforts emphasize in-store signage, store and window banners and displays and other techniques to attract customers and provide an exciting shopping experience. Historically, we have not engaged in extensive media advertising because we believe that we have benefited from our strategic locations in high-traffic shopping centers and valuable “word-of-mouth” advertising by our customers. In recent years, we have accumulated a large database of e-mail addresses provided by our customers. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. We are actively evaluating ways to enhance our marketing to customers through the testing of other forms of media advertising. We utilize marketing efforts and other in-store activity to promote specific events in our stores, including our semi-annual clearance events.

As part of our effort to reach out to customers, in fiscal 2004, we introduced our Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. As a cardholder, the customer is automatically enrolled in a loyalty program whereby she earns loyalty points for her purchases. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases. We believe that customers using the card visit our stores and purchase merchandise more frequently as well as spending more per visit than our customers not using the card. As of January 31, 2009, there were approximately 390,000 Kirkland’s private-label credit card holders.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, and “Kirkland’s Outlet.”

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

Competition

The retail market for home décor is highly competitive. Accordingly, we compete with a variety of specialty stores, department stores, discount stores and catalog retailers that carry merchandise in one or more categories also carried by our stores. Our product offerings also compete with a variety of national, regional and local retailers, including such retailers as Bed, Bath & Beyond, Cost Plus World Market, Michael’s Stores, Pier 1 Imports and Williams-Sonoma. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise quality and selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of location.

The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally-styled quality merchandise, reflective of current market trends, offered at a value price combined with a unique store experience. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner, and providing a quality store experience.

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

Employees

We employed 3,455 employees at March 26, 2009. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our employee relations are good.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information in the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by written request to: Secretary, Kirkland’s, Inc., 431 Smith Lane, Jackson, TN 38301.

Executive Officers of Kirkland’s

The name, age as of March 31, 2009, and position of each of our executive officers is as follows:

Robert E. Alderson, 62, has been a Director of Kirkland’s since September 1986 and has been Chief Executive Officer since February 2006. He also served as Chief Executive Officer from March 2001 to May 2005. He currently serves as President of Kirkland’s and he also served as President of Kirkland’s from February 2006 to March 2006 and as President from November 1997 to May 2005. He served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.

W. Michael Madden, 39, has been Senior Vice President and Chief Financial Officer since January 2008 and Vice President and Chief Financial Officer since May 2006. Prior to his appointment as Chief Financial Officer, Mr. Madden served as Vice President of Finance from May 2005 to April 2006. Prior to May 2005, he served as Director of Finance since July 2000. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers, LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

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

Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and have an adverse impact on our results of operations and continued growth. Because home décor is generally considered to be a discretionary purchase, declines in consumer spending may have a more negative affect on specialty retailers in our industry segment than on retailers in general. Therefore, we may not be profitable if there is a decline in consumer spending.

The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to access funds, refinance our existing indebtedness (if necessary), enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

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

The retail market is highly competitive. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores and catalog retailers, which carry merchandise in one or more categories also carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such retailers as Bed, Bath & Beyond, Cost Plus World Market, Michaels Stores, Pier 1 Imports and Williams-Sonoma. We also compete with these and other retailers for suitable retail locations, suppliers, qualified employees and management personnel. One or more of our competitors are present in substantially all of the markets in which we have stores. Many of our competitors are larger and have significantly greater financial, marketing and other resources than we do. This competition could result in the reduction of our prices and a loss of our market share. Our net sales are also impacted by store liquidations of our competitors. We believe that our stores compete primarily on the basis of merchandise quality and selection, price, visual appeal of the merchandise and the store and convenience of location.

We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.

We purchase our products from approximately 279 vendors with which we have no long-term purchase commitments or exclusive contracts. None of our vendors supplied more than 10% of our merchandise purchases during fiscal 2008. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us. In addition, current economic conditions may make it difficult for some of our vendors to arrange for the financing or factoring of their orders with manufacturers, which could result in our inability to obtain desired merchandise from those vendors.

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

An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. In addition, recent volatility in energy prices could result in increased merchandise and freight costs, which cannot readily be offset through higher prices because of competitive factors.

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

The Agreement Governing Our Debt Places Certain Reporting and Consent Requirements on Us Which May Affect Our Ability to Operate Our Business in Accordance with Our Business and Strategy.

Our senior credit facility contains a number of covenants requiring us to report to our lender or to obtain our lender’s consent in connection with certain activities we may wish to pursue in the operation of our business. These requirements may affect our ability to operate our business and consummate our business and strategy and may limit our ability to take advantage of potential business opportunities as they arise. These requirements affect our ability to, among other things:

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

As of the date of this filing, our current directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 31% of our outstanding common stock. As a result, these shareholders are able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. These shareholders may support proposals and actions with which you may disagree or which are not in your interests.

Our ability to use our Net Operating Loss Carryforwards in the future may be limited, which could have an adverse impact on our tax liabilities.

In general, Section 382 of the Internal Revenue Code, or Section 382, contains provisions that may limit the availability of federal net operating loss carryforwards, or NOLs, to be used to offset taxable income in any given year upon the occurrence of certain events, including significant changes in ownership interests. Under Section 382, potential limitations on NOLs are triggered when there has been an “ownership change” (generally defined as a greater than 50% change (by value) in our stock ownership over a three-year period).

Our NOL carryforward for federal income tax purposes is currently limited under Section 382 of the Internal Revenue Code due to an ownership change which occurred over recent periods. Under Section 382, an ownership change occurs if there is a greater than 50% change in equity ownership of a company over a three-

year period determined by reference to the ownership of persons holding 5% or more of that company’s equity securities. If a corporation undergoes an ownership change as defined by Section 382, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes to offset its post-change income may be limited. As such, our NOL carryforward totaling $6.2 million will be subject to an annual limitation estimated to be approximately $2.2 million before taxes. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe that the limitations imposed by Section 382 generally would not preclude use of our federal NOLs that existed at that time, assuming the Company has sufficient taxable income in future carryforward periods to utilize those NOLs. If we were to experience a future ownership change, however, our ability to use any federal NOLs existing at that time could be materially limited.

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

As current leases expire, we believe we have the option to obtain favorable lease renewals for present store locations or obtain new leases for equivalent or better locations in the same general area. To date, we have not experienced unusual difficulty in either renewing leases for existing locations or securing leases for suitable locations for new stores. A majority of our store leases contain provisions permitting the landlord to terminate the lease upon a change in control of Kirkland’s.

During the third quarter of fiscal 2008, the Company sold a building and land in Jackson, Tennessee formerly used as its corporate headquarters, which consists of approximately 40,000 square feet of office space. The net proceeds received from the sale of the building and land were approximately $2.8 million. We currently lease one central distribution facility, consisting of 771,000 square feet, also located in Jackson, Tennessee. This lease has a 15-year initial term, with two five-year options. On March 1, 2007, we entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby we leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for an annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. The office houses the merchandising, marketing, store operations and real estate teams, as well as certain other senior management personnel.

The following table indicates the states where our stores are located and the number of stores within each state as of January 31, 2009:

Alabama	17
Arizona	12
Arkansas	7
California	11
Colorado	1
Connecticut	2
Delaware	1
Florida	39
Georgia	16
Illinois	7
Indiana	7
Iowa	1
Kansas	2
Kentucky	8
Louisiana	9
Maryland	5
Massachusetts	2
Michigan	3
Minnesota	4
Mississippi	10
Missouri	6
Nevada	2
New Jersey	2
New York	7
North Carolina	18
Ohio	8
Oklahoma	3
Pennsylvania	7
South Carolina	6
Tennessee	14
Texas	48
Utah	1
Virginia	10
Wisconsin	3

Total	299

Item 3.	Legal Proceedings

We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on The Nasdaq Stock Market under the symbol “KIRK.” We commenced trading on The Nasdaq Stock Market on July 11, 2002. On April 13, 2009, there were approximately 99 holders of record, and approximately 3,600 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First Quarter	$1.80	$0.73	$5.68	$4.50
Second Quarter	$2.90	$1.75	$5.24	$2.20
Third Quarter	$2.70	$1.74	$2.13	$0.95
Fourth Quarter	$3.05	$1.86	$1.11	$0.58

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

As a smaller reporting company, we have elected not to provide the information required by this Item.

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2008 represented the 52 weeks ended on January 31, 2009. Fiscal 2007 represented the 52 weeks ended on February 2, 2008.

Introduction

We are a specialty retailer of home décor in the United States, operating 299 stores in 34 states as of January 31, 2009. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for giving as gifts. For the fiscal year ended January 31, 2009, we recorded total revenues of $391.3 million, which included approximately $637,000 related to gift certificate and gift card breakage.

Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth over our history and have expanded our store base into different regions of the country. During the 52 weeks ended January 31, 2009 (“fiscal 2008”), we opened 3 new stores and closed 39 stores. All of our fiscal 2008 new stores are located in off-mall venues, and all of our closings except nine stores were located in malls.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers to our operating performance. Net sales consists of all merchandise sales to customers, net of returns and exclusive of sales taxes. Our net sales for fiscal 2008 decreased by 1.3% to $390.6 million from $395.9 million in fiscal 2007. The sales comparison was impacted by the decrease in our store count which was slightly offset by the increase in our comparable store sales. During fiscal 2008, we opened 3 new stores and closed 39 stores. Comparable store sales increased 3.6% for fiscal 2008. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales. Cost of sales has four distinct components: product cost (including inbound freight), outbound freight cost, store occupancy cost and central distribution cost. Product cost comprises the majority of cost of sales, while central distribution cost is the least significant of these four elements. Product and freight cost are variable, while occupancy and distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2008, gross profit increased 18.8% to $135.0 million from $113.7 million in fiscal 2007. Gross margin for fiscal 2008 increased to 34.5% of total revenue from 28.7% of total revenue for fiscal 2007, primarily due to lower levels of markdowns during fiscal 2008 as well as better leveraging of store occupancy expense and slightly lower outbound freight costs.

Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to maintain or increase our overall profitability. Operating expenses include cash costs as well as non-cash costs such as depreciation and amortization. Due to the significant fixed-cost component of operating expenses, as well as the tendency of many operating costs to rise over time, increases in comparable store sales are typically necessary in order to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to understand fully our operating performance, we typically identify such costs separately where significant on the consolidated statement of operations so that we can evaluate comparable expense data across different periods.

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

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2008	2007

Net sales growth	(1.3)%	(10.7)%
Comparable store sales growth(1)	3.6%	(13.3)%
Average net sales per store (in thousands)(2)	$1,218	$1,126
Average net sales per square foot(3)	$210	$204
Merchandise margins as a percentage of net sales(4)	51.2%	47.7%
Gross profit as a percentage of total revenue	34.5%	28.7%
Compensation and benefits as a percentage of net sales	17.8%	18.5%
Other operating expenses as a percentage of net sales	9.4%	10.7%
Inventory yield(5)	297.0%	226.0%
Return on assets (ROA)(6)	7.3%	(21.2)%

(1)	Comparable store sales are calculated by including new stores on the first day of the month following the 13th full fiscal month of sales.

(2)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(3)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(4)	Merchandise margin is calculated as net sales minus product cost of sales and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.

(5)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.

(6)	Return on assets equals net income divided by total assets.

Strategic Areas of Emphasis

Our central area of emphasis for fiscal 2009 is continuing the positive momentum in the business that started in 2008. This effort begins with merchandising and improving the productivity of our merchandise assortment which should result in comparable store sales increases and improvements in our product margin. It involves improving our processes of identifying and procuring appealing merchandise, planning and product allocation, continued development of merchandising personnel, department structure and teamwork, and the evaluation of competitive factors. We will also emphasize inventory management. We plan to operate the business at an inventory level that supports the trends of the business, with the flexibility to react to emerging trends in the marketplace.

Another important area of emphasis is enhancing the store experience by improving guest service. Given a competitive retail environment, our in-store guest experience is a key differentiator. Training and store-level incentives for achievement of guest-service goals and metrics will be a focus for us in fiscal 2009. We will measure our success in these initiatives through monitoring key performance metrics including comparable stores sales, conversion rate (transactions divided by traffic count), average dollar transaction, and employee turnover rate.

Our efforts to improve our real estate base will continue in 2009. The Company ended fiscal 2008 with 299 stores compared with 335 stores as of the end of fiscal 2007. For fiscal 2009, the store base is expected to average about 30 stores less per quarter than the comparable quarters in fiscal 2008. Closings for the year are expected to reach approximately 35 to 40 stores with approximately half of those closing during the first half of fiscal 2009 and the other half closing after the fourth quarter holiday season in January 2010. New store openings are expected to be approximately 15 to 20 stores in fiscal 2009 with the largest concentration of openings taking place in the third and fourth quarters. This re-entry into the real estate market will take some time to gain traction. Our approach to store additions will be concentrated on a controlled, profitable growth, focused on cash flow accumulation, and the replacement of profitable mall stores with off-mall locations that have more upside potential along with some selective store openings in core geographic markets.

The following table summarizes our stores and square footage under lease in mall and off-mall locations as of January 31, 2009 and February 2, 2008:

	As of			As of
	January 31,			February 2,
	2009			2008
	Mall	Off-Mall	Total	Mall	Off-Mall	Total

Number of Stores	91	208	299	121	214	335
Square footage	429,296	1,311,696	1,740,992	581,930	1,345,891	1,927,821
Average square footage per store	4,718	6,306	5,823	4,809	6,289	5,755

	For the Fiscal Year Ended			For the Fiscal Year Ended
	January 31, 2009			February 2, 2008
	Mall	Off-Mall	Total	Mall	Off-Mall	Total

Average net sales per store (in thousands)(1)	$1,075	$1,282	$1,218	$994	$1,216	$1,126
Average net sales per square foot(1)(2)	$228	$204	$210	$211	$200	$204

(1)	Calculated using net sales of all stores open at both the beginning and the end of the period indicated.

(2)	The increase in net sales per square foot from fiscal 2007 to 2008 was due to the comparable store sales increase.

Our cash balances increased from $5.8 million at February 2, 2008 to $36.4 million at January 31, 2009 primarily due to our significant improvement in gross margin during fiscal 2008. Our objective is to finance all of our operating and investing activities for fiscal 2009 with cash provided by operations. We expect that capital expenditures for fiscal 2009 will range from $9 to $10 million, primarily to fund the leasehold improvements of approximately 15 to 20 new stores and maintain our investments in existing stores, our distribution center and information technology infrastructure.

Fiscal 2008 Compared to Fiscal 2007

Results of operations.  The table below sets forth selected results of our operations in dollars and expressed as a percentage of total revenue for the periods indicated (dollars in thousands):

	Fiscal 2008		Fiscal 2007		Change
	$	%	$	%	$	%

Net sales	$390,640	99.8%	$395,929	99.8%	$(5,289)	(1.3)%
Gift certificate and gift card breakage revenue	637	0.2%	772	0.2%	(135)	(17.5)%

Total revenue	391,277	100.0%	396,701	100.0%	(5,424)	(1.4)%
Cost of sales	256,228	65.5%	283,040	71.3%	(26,812)	(9.5)%

Gross profit	135,049	34.5%	113,661	28.7%	21,388	18.8%
Operating expenses:
Compensation and benefits	69,508	17.8%	73,392	18.5%	(3,884)	(5.3)%
Other operating expenses	36,779	9.4%	42,363	10.7%	(5,584)	(13.2)%
Impairment charges	352	0.1%	3,453	0.9%	(3,101)	(89.8)%
Depreciation and amortization	18,741	4.8%	20,391	5.1%	(1,650)	(8.1)%

Operating income (loss)	9,669	2.5%	(25,938)	(6.5)%	35,607	(137.3)%
Interest expense, net	50	0.0%	440	0.1%	(390)	(88.6)%
Other income, net	(469)	(0.1)%	(112)	0.0%	(357)	318.8%

Income (loss) before income taxes	10,088	2.6%	(26,266)	(6.6)%	36,354	(138.4)%
Income tax provision (benefit)	783	0.2%	(360)	(0.1)%	(1,143)	317.5%

Net income (loss)	$9,305	2.4%	$(25,906)	(6.5)%	$35,211	(135.9)%

Net sales.  Net sales decreased by 1.3% to $390.6 million for fiscal 2008 from $395.9 million for fiscal 2007. The net sales decrease in fiscal 2008 resulted primarily from the decrease in store count, partially offset by an increase in comparable store sales. We opened 3 new stores in fiscal 2008 and 35 new stores in fiscal 2007, and we closed 39 stores in fiscal 2008 and 49 stores in fiscal 2007. During fiscal 2008, comparable store sales increased 3.6% as compared to a 13.3% decrease in fiscal 2007. Comparable store sales in our mall store locations were up 6.9% for the year, while comparable store sales for our off-mall store locations were up 2.1%. The increase in comparable store sales was primarily due to an increase in transactions combined with an increase in average ticket. Fiscal 2008 traffic declined slightly, but was offset by an increase in the customer conversion rate. Items per transaction drove the average ticket higher, but was offset by a decrease in the average selling price of our items. Merchandise categories that performed the strongest in fiscal 2008 were art, lamps, frames, and gift/novelty.

Gross profit.  Gross profit increased $21.4 million, or 18.8%, to $135.0 million for fiscal 2008 from $113.7 million for fiscal 2007. Gross profit expressed as a percentage of total revenue increased to 34.5% for fiscal 2008, from 28.7% for fiscal 2007. The increase in gross profit as a percentage of total revenue was primarily driven by improved merchandise margins due to lower levels of promotional activity and markdowns as compared to the prior year. Merchandise margins as a percentage of net sales increased from 47.7% in fiscal 2007 to 51.2% in fiscal 2008. The increase in merchandise margin was the result of strong sell-through in our key merchandise categories, resulting in fewer markdowns and less promotional activity. Store occupancy costs during fiscal 2008 were $45.1 million, or 11.5% of total revenue versus $54.3 million, or 13.7% of total revenue in fiscal 2007. The decrease as a percent of total revenue was primarily due to the leveraging of fixed rental costs from the increase in comparable store sales. Also impacting store occupancy in fiscal 2008 was favorable lease renewal terms and the continued shift to less costly but more productive off-mall real estate locations, as well as an overall reduction in our store base. Freight expenses decreased as a percentage of total revenue reflecting comparable store sales leverage, a decline in fuel costs, and the continued shift to direct-to-store delivery methods from our distribution center.

Compensation and benefits.  Compensation and benefits, including both store and corporate personnel, was $69.5 million, or 17.8% of total revenue, for fiscal 2008, as compared to $73.4 million, or 18.5% for fiscal 2007. The decrease in the compensation and benefits ratio was primarily due to the positive comparable store sales performance, offset by an increase in corporate and store level bonuses due to the improvement in our fiscal 2008 operating results. At the corporate level, during the third quarter of fiscal 2007, we incurred a charge related to separation costs associated with a restructuring of corporate personnel. This charge totaled approximately $965,000, or $0.04 per share. We also incurred a charge during the fourth quarter of fiscal 2007 related to the separation costs associated with the departure of our former President and Chief Operating Officer. This charge totaled approximately $412,000, but was offset by a reversal of previously recorded stock compensation in the amount of $353,000 related to a forfeited restricted stock grant associated with this separation.

Other operating expenses.  Other operating expenses, including both store and corporate costs, were $36.8 million, or 9.4% of total revenue, for fiscal 2008 as compared to $42.4 million, or 10.7% of total revenue, for fiscal 2007. The decrease in these operating expenses as a percentage of net sales was primarily the result of the positive comparable store sales performance and the leveraging effect on the fixed components of store and corporate operating expenses. Store-level operating expenses decreased slightly as a percentage of total revenue due to lower advertising expenses partly offset by increases in insurance expense. Additionally, during the fourth quarter of fiscal 2007, we recorded a change of estimate of $655,000, or $0.03 per diluted share, which benefited the prior year and reduced the liability related to anticipated breakage of discount certificates issued to our private label credit card customers. Corporate-level operating expenses were lower as a percentage of total revenues compared to prior year. In the prior year, we incurred one time costs of $1.3 million related to the opening of a satellite office in Nashville, Tennessee.

Impairment charges.  During fiscal 2008, we incurred a non-cash charge related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $352,000, or $0.02 per share, compared with charges of approximately $2.1 million, or $0.11 per share in fiscal 2007. During the fourth quarter of fiscal 2007, we also incurred a goodwill impairment charge of approximately $1.4 million, or $0.07 per share, as the fair value of the business was estimated to be less than the carrying value of our net assets as of February 2, 2008.

Depreciation and amortization.  Depreciation and amortization expense was $18.7 million, or 4.8% of total revenue, for fiscal 2008 as compared to $20.4 million, or 5.1% of total revenue, for fiscal 2007. The decrease in depreciation and amortization was the result of a smaller store base in fiscal 2008 as compared to fiscal 2007, as well as fewer capital expenditures made in fiscal 2008.

Interest expense, net.  Net interest expense was lower than the prior year, reflecting zero borrowings on our line of credit in fiscal 2008.

Income tax provision (benefit).  Income tax expense was 7.8% of income before income taxes for fiscal 2008 as compared to a benefit of 1.4% of loss before income taxes for the prior year period. In the prior year, our tax benefit was limited as a result of the valuation allowance established for our deferred tax assets in the amount of $8.2 million. As a result of our positive operating performance in 2008, we were able to reverse $3.4 million of the valuation allowance that was established in 2007. As of January 31, 2009, we had deferred tax assets of $11.3 million, offset by a valuation allowance of $5.4 million. Our ability to reverse the remaining portion of this valuation allowance in future periods will depend on our operating performance and the resulting levels of taxable income or loss.

At January 31, 2009, the Company had pre-tax net operating loss (“NOL”) carryforwards for federal income tax purposes of $6.2 million, which will begin to expire in 2022. Our NOL carryforward for federal income tax purposes is currently limited under Section 382 of the Internal Revenue Code due to an ownership change which occurred over recent periods. If a corporation undergoes an ownership change as defined by Section 382, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As such, our NOL carryforward will be subject to an annual limitation estimated to be approximately $2.2 million before taxes. The unused portion of the annual limitation can be carried forward to subsequent periods. We believe that the limitations imposed by Section 382 generally would not preclude use of our federal NOLs, assuming the Company has sufficient taxable income in future carryforward periods. If we were to experience a future ownership change, however, our ability to use any federal NOLs existing at that time could be further limited.

Net income (loss).  As a result of the foregoing, we reported net income of $9.3 million, or $0.47 per diluted share for fiscal 2008 compared to a net loss of $(25.9) million, or $(1.33) per diluted share for fiscal 2007.

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

Cash flows from operating activities.  Net cash provided by (used in) operating activities was $29.6 million and $(4.9) million for fiscal 2008 and fiscal 2007, respectively. Net cash provided by (used in) operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of the improvement in our operating performance resulting from the 3.6% increase in our comparable store sales, the increase in gross profit margin and the reduction in operating expenses. Inventories decreased approximately $2.6 million during fiscal 2008 as compared to a decrease of $3.5 million during the prior year period. Inventories averaged approximately $129,000 per store at January 31, 2009, as compared to $123,000 per store at February 2, 2008. Accounts payable decreased $2.3 million during fiscal 2008 as compared to a decrease of $4.8 million for the prior year period. The change in accounts payable was primarily due to the decreased store count as well as the timing and amount of merchandise receipt flow. We also received an income tax refund of approximately $2.9 million during fiscal 2008 whereas we made cash tax payments of approximately $2.5 million in the prior-year period.

Cash flows from investing activities.  Net cash provided by (used in) investing activities for fiscal 2008 was approximately $960,000 as compared to $(14.8) million for fiscal 2007. Net cash provided by investing activities in fiscal 2008 consisted principally of the sale of our former corporate headquarters building and land in Jackson, Tennessee and our corporate aircraft resulting in net proceeds of approximately $2.8 million and $816,000, respectively. These cash inflows were offset by capital expenditures for the period of approximately $2.7 million, about half of which related to the construction of three new stores. During fiscal 2008, we opened three stores compared to 35 stores in the prior year period. We expect that capital expenditures for fiscal 2009 will range from $9 to $10 million, primarily to fund the leasehold improvements of approximately 15 to 20 new stores and maintain our investments in existing stores, our distribution center and information technology infrastructure. As of January 31, 2009, we had lease commitments for four new stores. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2009 will average approximately $400,000 to $430,000 per store. We anticipate that we will continue to receive landlord construction allowances, which help to reduce our cash invested in leasehold improvements. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.

Cash flows from financing activities.  Net cash provided by financing activities was $0.1 million for fiscal 2008 and fiscal 2007. Cash flows from financing activities for fiscal 2008 were comprised of employee stock purchases. During fiscal 2007, cash flows from financing activities were primarily related to borrowings and repayments under our revolving credit facility. We borrowed to a peak of $21.1 million and paid down to zero by the end of fiscal 2007. During fiscal 2008, we did not make any draws on our revolving credit facility.

Revolving credit facility.  Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.91% at January 31, 2009) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximate $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 million to $4.5 million depending on the size of the borrowing base, at all times.

As of January 31, 2009, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $21.5 million available for borrowing (net of the availability block as described above).

At January 31, 2009, our balance of cash and cash equivalents was approximately $36.4 million and the borrowing availability under our facility was $21.5 million (net of the availability block as described above). We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2008 and fiscal 2007. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2008 Quarter Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Total revenue	$84,077	$87,684	$85,878	$133,638
Gross profit	26,908	27,869	28,625	51,647
Operating income (loss)	(2,825)	(1,736)	(1,521)	15,751
Net income (loss)(1)	(2,552)	(1,694)	(1,471)	15,022
Earnings (loss) per share:
Basic	(0.13)	(0.09)	(0.07)	0.76
Diluted	(0.13)	(0.09)	(0.07)	0.76
Stores open at end of period	338	347	354	299
Comparable store net sales increase	4.3%	2.8%	1.2%	5.3%

	Fiscal 2007 Quarter Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008

Total revenue	$82,314	$87,359	$88,743	$138,285
Gross profit	22,231	23,811	24,763	42,856
Operating income (loss)(2)	(12,698)	(9,799)	(8,631)	5,190
Net income (loss)(1)	(7,499)	(9,246)	(10,650)	1,489
Earnings (loss) per share:
Basic	(0.38)	(0.47)	(0.55)	0.08
Diluted	(0.38)	(0.47)	(0.55)	0.08
Stores open at end of period	338	347	354	335
Comparable store net sales decrease	(18.8)%	(10.5)%	(12.1)%	(12.6)%

(1)	As a result of our operating performance, we made adjustments to record valuation allowance against our deferred tax assets in the amounts of $2.8 million in the quarter ended August 4, 2007 and $5.4 million in the quarter ended February 2, 2008. As a result of our operating performance in 2008, we were able to reverse $3.4 million of the valuation allowance during the quarter ended January 31, 2009.

(2)	During the third quarter of fiscal 2007, we incurred a charge totaling approximately $965,000 related to separation costs associated with a restructuring of corporate personnel. During the first, second and fourth quarters of fiscal 2007, we incurred non-cash charges related to the impairment of fixed assets related to certain underperforming stores in the pre-tax amount of approximately $273,000, $540,000, and $1,259,000, respectively. During the fourth quarter of fiscal 2007, we incurred a goodwill impairment charge of approximately $1.4 million.

Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future.

Recent Accounting Pronouncements

On February 3, 2008, we adopted portions of SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. The adoption of SFAS 157 had no impact on our financial statements at January 31, 2009. We are in the process of evaluating the potential impact of the standard as it relates to non-financial assets and liabilities on our consolidated financial statements.

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

Cost of sales (excluding depreciation) and inventory valuation — Cost of sales includes all costs of product purchased from vendors, including inbound freight to the extent that it is not included in the vendor pricing. Receiving costs, inspection costs, warehousing costs, internal transfer costs, outbound freight, and all salaries, wages and overhead associated with our distribution facility and its network are included in cost of sales. Our cost of sales also includes all store rent and related extra charges. Our inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur throughout the fiscal year. We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. We believe we have the appropriate merchandise valuation and pricing controls in place to minimize the risk that our inventory values would be materially misstated.

Impairments — In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the recoverability of the carrying amounts of long-lived assets, such as property and equipment, covered by this standard whenever events or changes in circumstances dictate that the carrying value may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference, if any, between the assets’ fair value and carrying value. Based on the estimated fair values of certain long-lived assets, we have recorded impairment charges of $352,000 and $2.1 million during fiscal 2008 and fiscal 2007, respectively.

Depreciation — Approximately 33% of our assets at January 31, 2009, represent investments in property and equipment. Determining appropriate depreciable lives requires judgments and estimates.

•	We utilize the straight-line method of depreciation and a variety of depreciable lives. Furniture, fixtures and equipment are generally depreciated over 5 years. Computer software and equipment is depreciated over 3-7 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the original non-cancelable lease term. Our lease terms typically range from 5 to 10 years.

•	To the extent we replace or dispose of fixtures or equipment prior to the end of its assigned depreciable life, we could realize a loss or gain on the disposition. To the extent our assets are used beyond their assigned depreciable life, no depreciation expense is being realized. We reassess the depreciable lives in an effort to reduce the risk of significant losses or gains arising from either the disposition of our assets or the utilization of assets with no depreciation charges.

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

Stock options — In accordance with SFAS 123(R), “Share-Based Payment”, we recognize share-based compensation expense based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the grant date fair value and the employee purchase price. This compensation expense is recorded in the statements of operations with a corresponding credit to common stock.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we have elected not to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed under Item 15(a) and filed as part of this annual report on Form 10-K.

The supplementary financial data is set forth under Item 7 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2009 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2009.

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

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 8, 2009, information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K, and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, which has been posted on the “Investor Relations” section of our web site. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site, www.kirklands.com.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	Outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,179,403	$6.44	1,689,104
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,179,403	$6.44	1,689,104

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. as of January 31, 2009 and February 2, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective February 4, 2007.

/s/  Ernst & Young LLP

Memphis, Tennessee
April 17, 2009

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	February 2, 2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$36,445	$5,820
Inventories, net	38,686	41,246
Income tax receivable	—	2,900
Prepaid expenses and other current assets	6,191	7,968

Total current assets	81,322	57,934
Property and equipment, net	41,826	63,002
Other assets	3,616	1,196

Total assets	$126,764	$122,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,501	$15,786
Income taxes payable	5,349	—
Accrued expenses	24,981	25,566

Total current liabilities	43,831	41,352
Deferred rent	27,534	34,460
Other liabilities	3,048	3,750

Total liabilities	74,413	79,562

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2009, and February 2, 2008	—	—
Common stock, no par value, 100,000,000 shares authorized; 19,653,270 and 19,585,093 shares issued and outstanding at January 31, 2009, and February 2, 2008, respectively	141,810	141,334
Accumulated deficit	(89,459)	(98,764)

Total shareholders’ equity	52,351	42,570

Total liabilities and shareholders’ equity	$126,764	$122,132

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 31,	February 2,
	2009	2008
	(52 Weeks)	(52 Weeks)
	(In thousands, except per share data)

Net sales	$390,640	$395,929
Gift certificate and gift card breakage revenue	637	772

Total revenue	391,277	396,701
Cost of sales (exclusive of depreciation as shown below)	256,228	283,040

Gross profit	135,049	113,661
Operating expenses:
Compensation and benefits	69,508	73,392
Other operating expenses	36,779	42,363
Impairment charges	352	3,453
Depreciation of property and equipment	18,741	20,391

Total operating expenses	125,380	139,599
Operating income (loss)	9,669	(25,938)
Interest expense	123	644
Interest income	(73)	(204)
Other income, net	(469)	(112)

Income (loss) before income taxes	10,088	(26,266)
Income tax provision (benefit)	783	(360)

Net income (loss)	$9,305	$(25,906)

Earnings (loss) per share:
Basic	$0.47	$(1.33)

Diluted	$0.47	$(1.33)

Weighted average shares for basic earnings (loss) per share	19,628	19,516
Effect of dilutive stock equivalents	63	—

Adjusted weighted average shares for diluted earnings (loss) per share	19,691	19,516

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
	(In thousands, except share data)

Balance at February 3, 2007	19,627,065	$140,761	$(72,779)	$67,982
Cumulative effect of change in accounting principle			(79)	(79)
Exercise of stock options and employee stock purchases	108,028	171		171
Tax benefit from exercise of stock options		15		15
Restricted stock forfeited	(150,000)			—
Stock compensation expense		387		387
Net loss			(25,906)	(25,906)

Balance at February 2, 2008	19,585,093	141,334	(98,764)	42,570
Employee stock purchases	68,177	103		103
Stock compensation expense		373		373
Net income			9,305	9,305

Balance at January 31, 2009	19,653,270	$141,810	$(89,459)	$52,351

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,	February 2,
	2009	2008
	(52 Weeks)	(52 Weeks)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$9,305	$(25,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	18,741	20,391
Amortization of landlord construction allowance	(9,016)	(6,790)
Amortization of debt issue costs	27	22
Impairment of long-lived assets and goodwill	352	3,453
Cumulative effect of change in accounting principle	—	(79)
Stock compensation expense	373	387
Loss on disposal of property and equipment	1,123	611
Deferred income taxes	(4,510)	960
Changes in assets and liabilities:
Inventories	2,560	3,544
Prepaid expenses and other current assets	3,608	(2,569)
Other assets	161	(206)
Accounts payable	(2,285)	(4,786)
Income taxes receivable/payable	8,249	(3,881)
Accrued expenses and other noncurrent liabilities	874	9,970

Net cash provided by (used in) operating activities	29,562	(4,879)

Cash flows from investing activities:
Proceeds from sale of property and equipment	3,700	73
Capital expenditures	(2,740)	(14,835)

Net cash provided by (used in) investing activities	960	(14,762)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	253,684
Repayments on revolving line of credit	—	(253,684)
Exercise of stock options and employee stock purchases	103	171
Debt issue costs	—	(68)

Net cash provided by financing activities	103	103

Cash and cash equivalents:
Net increase (decrease)	$30,625	$(19,538)
Beginning of the year	5,820	25,358

End of the year	$36,445	$5,820

Supplemental cash flow information:
Interest paid	$92	$501

Income taxes (refunded) paid	$(2,879)	$2,460

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 299 stores in 34 states as of January 31, 2009. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets, inventory reserves, self-insurance reserves, income tax liabilities, valuation allowances, stock-based compensation, gift certificate and gift card breakage, customer loyalty program accruals and contingent liabilities.

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2008 represented the 52 weeks ended on January 31, 2009 and fiscal 2007 represented the 52 weeks ended on February 2, 2008.

Cash and cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and investments with maturities of 90 days or less at the date of purchase.

Cost of sales and inventory valuation — Cost of sales includes all costs of product purchased from vendors, including inbound freight to the extent that it is not included in the vendor pricing. Receiving costs, inspection costs, warehousing costs, internal transfer costs, outbound freight, and all salaries, wages and overhead associated with our distribution facility and its network are included in cost of sales. Our cost of sales also includes all store rent and related extra charges. Our inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. We estimate the amount of shrinkage that has occurred through theft or damage and adjust that to actual at the time of our physical inventory counts which occur throughout the fiscal year. We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise.

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

Prepaid expenses and other current assets — Prepaid expenses and other current assets consist primarily of prepaid rent, prepaid insurance and receivables from landlords for construction allowances. Construction allowance receivables were zero and $2,865,000 at January 31, 2009, and February 2, 2008, respectively.

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

Impairment of long-lived assets — In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we evaluate the recoverability of the carrying amounts of long-lived assets, such as property and equipment, covered by this standard whenever events or changes in circumstances dictate that the carrying value may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the fixed assets related to the store. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference, if any, between the assets’ estimated fair value and carrying value. Based on the estimated fair values of certain long-lived assets, we have recorded impairment charges of $352,000 and $2.1 million during fiscal 2008 and fiscal 2007, respectively. As of January 31, 2009, and February 2, 2008, these stores with impairments had a remaining carrying value of long-lived assets totaling $1.2 million and $1.3 million, respectively.

Goodwill — The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is not amortized but reviewed for impairment on an annual basis during each fourth quarter or more frequently when events and circumstances indicate that an impairment may have occurred. During the fourth quarter of fiscal 2007, we incurred a charge of approximately $1,381,000 relating to goodwill recorded in connection with a prior acquisition as the fair value of the business was estimated to be less than the carrying value of the net assets as of February 2, 2008. There was no goodwill remaining as of February 2, 2008.

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

Customer loyalty program — The Company has established a private-label credit card program for its customers. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. All cardholders are automatically enrolled in a loyalty program whereby cardholders earn loyalty points in return for making purchases in the Company’s stores. Attaining specified loyalty point levels results in the issuance of discount certificates to the cardholder. The Company accrues for the expected liability associated with the discount certificates issued as well as the accumulated points that have not yet resulted in the issuance of a certificate adjusted for expected redemption rates. This liability is included within accrued expenses on the consolidated balance sheets and the changes to the liability are included within other operating expenses on the consolidated statements of operations. During the fourth quarter of fiscal 2007, the Company recorded a change of estimate reducing the liability by $655,000, or $0.03 per diluted share, related to a change in the expected redemption rates of discount certificates issued to its private label credit card customers.

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for its new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space,

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and records the difference between amounts charged to operations and amounts paid as a liability. The cumulative net excess of recorded rent expense over lease payments totaled $6.7 million, of which $751,000 was reflected as a current liability in accrued expenses and $5.9 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet as of January 31, 2009. As of February 2, 2008, $886,000 was reflected as a current liability in accrued expenses and $7.0 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of January 31, 2009, the unamortized amount of construction allowances totaled $28.0 million, of which $6.4 million was reflected as a current liability in accrued expenses and $21.6 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of February 2, 2008, $8.1 million was reflected as a current liability in accrued expenses and $27.5 was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers. Net sales include the sale of merchandise, net of estimated returns and exclusive of sales taxes.

Revenues from gift certificates and gift cards are recognized as revenue when tendered for payment. While the Company will continue to honor all gift certificates and gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift certificates and gift card balances due to, among other factors, long periods of inactivity. The Company uses the Redemption Recognition Method to account for breakage for unused gift card and gift certificate amounts where breakage is recognized as gift certificates or gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting certificate or card balances to government agencies under unclaimed property laws, gift certificate and gift card balances are recognized in the consolidated statement of operations as revenue. The Company recognized approximately $637,000 in gift certificate and gift card breakage during fiscal 2008, compared to approximately $772,000 during fiscal 2007.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as employee health benefits, 401(k) plan benefits, social security and unemployment taxes. During the third quarter of fiscal 2007, the Company incurred a charge related to separation costs associated with a restructuring of corporate personnel. This charge totaled approximately $965,000, representing the elimination of certain corporate positions, including field multi-unit management positions and positions at the Company’s Jackson and Nashville corporate offices. There were charges related to other executive severance during fiscal 2007 totaling approximately $528,000. As of January 31, 2009, there was a remaining payable of approximately $280,000 related to these charges.

Stock options — In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), the Company values and records as compensation expense, stock awards granted to employees under a fair value based method. The Company recognizes share-based compensation expense based on the following: a) grant date fair value estimated in accordance with the original provisions of SFAS 123 for unvested options granted prior to the adoption date; b) grant date fair value estimated in accordance with the provisions of SFAS 123(R) for options granted subsequent to the adoption date; and c) the discount on shares purchased by employees through our employee stock purchase plan post-adoption, which represents the difference between the purchase date fair value and the employee

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price. This compensation expense is recorded within compensation and benefits in the consolidated statements of operations with a corresponding credit to common stock.

Other operating expenses — Other operating expenses consist of such items as insurance, advertising, property taxes, supplies, losses on disposal of assets and various other store and corporate expenses.

Preopening expenses — Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising expenses — Advertising costs are expensed in the period in which the related advertising activity first takes place. Advertising expense was $1,452,000 and $4,897,000 for fiscal years 2008 and 2007, respectively.

Other income, net — Other income, net consists of sales tax rebates of $226,000 and $193,000 for fiscal years 2008 and 2007, respectively, and other miscellaneous income of $243,000 and expense of $81,000 for fiscal years 2008 and 2007, respectively.

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

The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2009, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

The Company’s income tax returns are audited by state and federal authorities and we are typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which the Company operates. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and experience with previous similar tax positions. The Company regularly reviews its tax reserves for these items and assesses the adequacy of the amounts it has recorded. The Company evaluates potential exposures associated with its various tax filings by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be recognized upon settlement.

Sales and use taxes — Governmental authorities assess sales and use taxes on the sale of goods and services. The Company excludes taxes collected from customers in its reported sales results. Such amounts are reflected as accrued expenses until remitted to the taxing authorities.

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

Earnings per share — Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. The diluted loss per share amount for fiscal 2007 has been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive.

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

Recent accounting pronouncements — On February 3, 2008, we adopted portions of SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. There is a one-year deferral of the adoption of the standard as it relates to non-financial assets and liabilities. The adoption of SFAS 157 had no impact on our financial statements at January 31, 2009. We are in the process of evaluating the potential impact of the standard as it relates to non-financial assets and liabilities on our consolidated financial statements.

Note 2 —	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	January 31,	February 2,
	2009	2008

Land	$—	$402
Buildings	—	3,481
Equipment	26,680	27,001
Furniture and fixtures	40,910	45,016
Leasehold improvements	57,302	61,644
Projects in progress	317	419

	125,209	137,963
Less: accumulated depreciation	83,383	74,961

	$41,826	$63,002

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 31,	February 2,
	2009	2008

Salaries and wages	$5,659	$3,643
Gift certificates and store credits	5,239	6,480
Sales taxes	1,829	2,143
Deferred rent	7,125	8,989
Other	5,129	4,311

	$24,981	$25,566

Note 4 —	Income Taxes

The Company’s income tax provision (benefit) is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The provision (benefit) for income taxes consists of the following (in thousands):

	52 Weeks	52 Weeks
	Ended	Ended
	January 31,	February 2,
	2009	2008

Current
Federal	$5,172	$(1,898)
State	121	578
Deferred
Federal	(648)	(6,118)
State	(486)	(1,090)
Change in valuation allowance	(3,376)	8,168

	$783	$(360)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. A reconciliation of the provision (benefit) for income taxes at the statutory federal income tax rate to the amount provided (benefited) is as follows (in thousands):

	52 Weeks	52 Weeks
	Ended	Ended
	January 31,	February 2,
	2009	2008

Tax at federal statutory rate	$3,531	$(9,193)
State income taxes (net of federal benefit)	565	(512)
Goodwill impairment	—	483
Change in valuation allowance	(3,376)	8,168
Other	63	694

Income tax benefit	$783	$(360)

At January 31, 2009 and February 2, 2008, the Company had pre-tax net operating loss (“NOL”) carryforwards for federal income tax purposes of $6.2 million and $8.4 million, respectively, which will begin

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to expire in 2022. At January 31, 2009 and February 2, 2008, the Company had NOL carryforwards for state income tax purposes of zero and $19.9 million, respectively.

The Company’s NOL carryforward for federal income tax purposes is currently limited under Section 382 of the Internal Revenue Code due to an ownership change which occurred in a recent period. If a corporation undergoes an ownership change as defined by Section 382, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes to offset its post-change income may be limited. As such, the utilization of NOL carryforwards will be subject to an annual limitation estimated to be approximately $2.2 million before taxes. The unused portion of the annual limitation can be carried forward to subsequent periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 31,	February 2,
	2009	2008

Deferred tax assets:
Net operating loss and carryforwards	$2,167	$4,273
Accruals	3,664	2,583
Inventory valuation	279	376
Deferred rent and other	5,222	4,693

Total gross deferred tax assets	11,332	11,925
Less: Valuation allowance	(5,437)	(8,168)

Total net deferred tax assets	5,895	3,757
Deferred tax liabilities:
Depreciation	(833)	(3,476)
Prepaid assets	(233)	(281)

Net deferred tax (liability)	(1,066)	(3,757)

Total net deferred taxes	$4,829	$—

Future utilization of the deferred tax assets is evaluated by the Company and the valuation allowance is adjusted accordingly. In 2007, the valuation allowance increased by $8.2 million as the Company incurred losses greater than the historical income which could be offset by a net operating loss carryback. As a result of positive operating performance in 2008, the Company was able to reverse a portion of the valuation allowance that was established in 2007. The Company’s ability to reverse the remaining portion of this valuation allowance in future periods will depend on its operating performance and the resulting levels of taxable income or loss.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2004. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2002. The Company has no ongoing U.S. federal, state or local income tax examinations.

The Company adopted the provisions of FASB Interpretation No. 48 on February 4, 2007. As a result of the implementation, the Company recognized a $79,000 increase in the liability for unrecognized tax benefits,

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was accounted for as a reduction of the February 4, 2007 balance of retained earnings. The total net amount of unrecognized tax benefits as of January 31, 2009 that, if recognized, would affect the effective tax rate is $349,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	January 31,	February 2,
	2009	2008

Balance at the beginning of the year	$690	$198
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	121	492
Reductions for tax positions of prior years	—	—
Settlements	—	—
Lapse of the statute of limitations	(144)	—

Balance at the end of the year	$667	$690

In the January 31, 2009 balance of unrecognized tax benefits, there are two tax positions for which the ultimate deductibility is highly certain but the timing of such deductibility is uncertain. Accordingly, the impact to the deferred tax accounting for these tax positions has been considered.

Note 5 —	Senior Credit Facility

Effective October 4, 2004, the Company entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, the Company entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under the borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts borrowed under the amended revolving credit facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.91% at January 31, 2009) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by its subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3 to $4.5 million depending on the size of the borrowing base, at all times.

As of January 31, 2009, the Company was in compliance with the covenants in the facility, corporate offices and there was zero in outstanding borrowings under the credit facility, with approximately $21.5 million available for borrowing (net of the availability block as described above).

Note 6 —	Long-Term Leases

The Company leases retail store facilities, warehouse facilities, corporate offices and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2020. Most of the

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases was approximately $48,665,000 and $57,222,000 in fiscal years 2008 and 2007, respectively. Contingent rental expense was approximately $83,000 and $70,000 for fiscal years 2008 and 2007, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $46,984,000 in 2009; $39,712,000 in 2010; $32,867,000 in 2011 $29,723,000 in 2012, $27,589,000 in 2013 and $74,082,000 thereafter.

Note 7 —	Employee Benefit Plans

Stock options — Share-based payments include stock option grants and certain other transactions under the Company’s stock plans. Total share-based compensation expense (a component of compensation and benefits) was approximately $373,000 for the 52 week period ended January 31, 2009 and $387,000 for the 52 week period ended February 2, 2008. Tax deductions in excess of recognized compensation cost are classified as a financing cash inflow in accordance with SFAS 123(R).

On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of January 31, 2009, options to purchase 182,737 shares of common stock were outstanding under the 1996 Plan at an exercise price of $1.29. Options issued to employees under the 1996 Plan have maximum contractual terms of 10 years and vest ratably over 3 years. No additional options may be granted under the 1996 Plan.

In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. Options issued to non-employee directors vest immediately on the date of the grant. As of January 31, 2009, options to purchase 610,000 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.03 to $18.55 per share. As of January 31, 2009, there were 386,666 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $2.03 to $2.31 per share. RSUs generally vest after a 3 year period and are convertible into common stock on the date of vesting.

The following table summarizes information about employee stock options outstanding and exercisable at January 31, 2009:

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
	Number	Contractual	Weighted Average	Number	Weighted Average
Range of Exercise Prices	of Shares	Life (In Years)	Exercise Price	of Shares	Exercise Price

$1.29 - $4.25	342,737	5.8	$1.85	242,737	$1.91
$6.26 - $11.75	382,500	6.7	$8.61	370,411	$8.68
$14.58 - $18.55	67,500	4.4	$17.44	67,500	$17.44

Total	792,737	6.1	$6.44	680,648	$7.13

As of January 31, 2009, there were 312,727 outstanding in-the-money options. Shares reserved for future share based grants approximated 1.5 million at January 31, 2009. The weighted average grant date fair value

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of options granted during fiscal 2008 and fiscal 2007 were $1.44 and $2.15, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of January 31, 2009 was approximately $311,000 and $253,000, respectively. For fiscal 2008, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $139,000 which is expected to be recognized over a weighted average period of 1.1 years.

Activity under the Company’s stock option plans in each of the periods indicated are as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at February 3, 2007	951,139	$7.88
Options granted	70,000	$4.54
Options exercised	(15,112)	$1.72
Options forfeited	(167,457)	$6.46

Balance at February 2, 2008	838,570	$8.00
Options granted	130,000	$2.08
Options exercised	—	—
Options forfeited	(175,833)	$10.65

Balance at January 31, 2009	792,737	$6.44

Options Exercisable As of:
January 31, 2009	680,648	$7.13

February 2, 2008	752,731	$8.25

The fair value of each option is recorded as compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in the 52 week period ended January 31, 2009 and 52 week period ended February 2, 2008 and a summary of the methodology applied to develop each assumption are as follows:

	2008	2007

Expected price volatility	0.61	0.44
Risk-free interest rate	3.7%	4.7%
Expected life	5.8 years	5.5 years
Forfeiture rate	5%	5%
Dividend yield	0%	0%

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

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted stock units (“RSUs”) — During the second and third quarter of fiscal 2008, the Company granted 400,000 RSUs to various employees. The RSUs become 100% vested on the third anniversary of the grant date, provided the employee has remained in continuous service with the Company through that date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of the grant. The weighted average grant date fair value of the RSUs granted during fiscal 2008 was $2.06 and is being expensed on a straight-line basis over the vesting period. Compensation expense for RSUs during fiscal 2008 was $133,000. As of January 31, 2009 there was approximately $663,000 of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 2.5 years.

RSU activity for the year was as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 2, 2008	—	$—
Granted	400,000	823,200
Vested	—	—
Cancelled	(13,334)	(27,068)

Non-vested at January 31, 2009	386,666	$796,132

Employee Stock Purchase Plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2008 and fiscal 2007, there were 68,177 and 92,916 shares of common stock, respectively, issued to participants under the ESPP.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Savings Plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $322,000 and $335,000 in fiscal 2008 and 2007, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2008 or 2007.

Deferred Compensation Plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contribution was approximately $24,000 and $39,000 in fiscal years 2008 and 2007, respectively.

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

Exhibit
Number			Description

3	.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Annual Report on Form 10-K for the year ended February 1, 2003) (the “2002 Form 10-K”)
3	.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)
4	.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))
10	.1*	—	Loan and Security Agreement, dated as of October 4, 2004, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated October 8, 2004)
10	.2*	—	Amended and Restated Registration Rights Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins (Exhibit 10.2 to Amendment No. 1 to 2002 Form S-1)
10	.3+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)
10	.4+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)
10	.5+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))
10	.6+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)
10	.7+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))
10	.8+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)
10	.9+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)
10	.10+*	—	Compensation Policy for Non-employee Directors (Exhibit 10.11 to our Annual Report on Form 10-K for the year ended February 2, 2008)
10	.11*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))
10	.12+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)
10	.13*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2007)
10	.14*	—	First Amendment to Loan and Security Agreement dated as of August 6, 2007, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 10, 2007)

Exhibit
Number			Description

10	.15+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to Amendment No. 1 to our Form 8-K dated April 15, 2008)
21	.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)
23.1		—	Consent of Ernst & Young LLP
31.1		—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirkland’s, Inc.

By:	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer

Date: April 17, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Alderson Robert E. Alderson	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 17, 2009

/s/ W. Michael Madden W. Michael Madden	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 17, 2009

/s/ Carl Kirkland Carl Kirkland	Director	April 17, 2009

/s/ Steven J. Collins Steven J. Collins	Director	April 17, 2009

/s/ Miles Kirkland Miles Kirkland	Director	April 17, 2009

/s/ R. Wilson Orr, III R. Wilson Orr, III	Director	April 17, 2009

/s/ Ralph T. Parks Ralph T. Parks	Director	April 17, 2009

/s/ Murray M. Spain Murray M. Spain	Director	April 17, 2009

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit
Number	Description

23.1	Consent of Ernst & Young LLP.
31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350