Form 10-Q
period 2009-05-02
KIRKLAND'S, INC
filed 2009-06-09
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

431 Smith Lane
Jackson, Tennessee	38301
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (731) 988-3600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 22, 2009, 19,669,704 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	May 2,	January 31,	May 3,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$31,077	$36,445	$5,668
Inventories, net	39,018	38,686	41,578
Prepaid expenses and other current assets	6,917	6,191	7,051
Land and building — held for sale	—	—	2,938

Total current assets	77,012	81,322	57,235
Property and equipment, net	40,051	41,826	55,208
Other assets	4,308	3,616	1,219

Total assets	$121,371	$126,764	$113,662

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,437	$13,501	$15,271
Accrued expenses and other	22,056	30,330	22,521

Total current liabilities	36,493	43,831	37,792
Deferred rent	26,441	27,534	32,577
Other liabilities	2,453	3,048	3,208

Total liabilities	65,387	74,413	73,577

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,669,704, 19,653,270 and 19,614,657 shares issued and outstanding at May 2, 2009, January 31, 2009 and May 3, 2008, respectively	141,965	141,810	141,401
Accumulated deficit	(85,981)	(89,459)	(101,316)

Total shareholders’ equity	55,984	52,351	40,085

Total liabilities and shareholders’ equity	$121,371	$126,764	$113,662

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended
	May 2,	May 3,
	2009	2008
Net sales	$83,320	$84,077
Cost of sales (exclusive of depreciation and amortization as shown below)	51,146	57,169

Gross profit	32,174	26,908
Operating expenses:
Compensation and benefits	16,452	15,942
Other operating expenses	7,886	9,109
Depreciation of property and equipment	3,808	4,682

Total operating expenses	28,146	29,733

Operating income (loss)	4,028	(2,825)

Interest expense	38	30
Interest income	—	(31)
Other income	(71)	(272)

Income (loss) before income taxes	4,061	(2,552)
Income tax provision	583	—

Net income (loss)	$3,478	$(2,552)

Earnings (loss) per share:
Basic	$0.18	$(0.13)

Diluted	$0.17	$(0.13)

Weighted average shares for basic earnings (loss) per share	19,662	19,606
Effect of dilutive stock equivalents	346	—

Adjusted weighted average shares for diluted earnings (loss) per share	20,008	19,606

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated	Total
	Shares	Amount	Deficit	Shareholders’ Equity
Balance at January 31, 2009	19,653,270	$141,810	$(89,459)	$52,351
Exercise of employee stock options and employee stock purchases	16,434	35	—	35
Stock compensation expense	—	120	—	120
Net income	—	—	3,478	3,478

Balance at May 2, 2009	19,669,704	$141,965	$(85,981)	$55,984

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13-Week Period Ended
	May 2,	May 3,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,478	$(2,552)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,808	4,682
Amortization of landlord construction allowance	(2,286)	(2,630)
Amortization of debt issue costs	7	7
Loss on disposal of property and equipment	107	255
Stock compensation	120	46
Deferred income taxes	(977)	—
Changes in assets and liabilities:
Inventories, net	(332)	(332)
Prepaid expenses and other current assets	(433)	1,783
Other noncurrent assets	(16)	(30)
Accounts payable	936	(515)
Income taxes receivable / payable	(3,871)	2,034
Accrued expenses and other current and noncurrent liabilities	(3,670)	(2,488)

Net cash provided by (used in) operating activities	(3,129)	260

Cash flows from investing activities:
Proceeds from sale of property and equipment	66	816
Capital expenditures	(2,340)	(1,249)

Net cash used in investing activities	(2,274)	(433)

Cash flows from financing activities:
Exercise of stock options and employee stock purchases	35	21

Net cash provided by financing activities	35	21

Cash and cash equivalents:
Net decrease	(5,368)	(152)
Beginning of the period	36,445	5,820

End of the period	$31,077	$5,668

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
     Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 292 stores in 32 states as of May 2, 2009. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2009.
     It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 2, 2009, are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Note 2 — Income Taxes
     Effective Tax Rate—The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses or minimal profits in the early periods of the fiscal year with the largest portion of earnings occurring in the fourth quarter of the year. For the 13-week period ended May 2, 2009, the Company recorded an income tax provision of 14.4% of income before income taxes. This rate differs from the statutory federal income tax rate primarily as a result of a reduction in the Company’s valuation allowance against deferred tax assets which resulted in a reduction of income tax expense by approximately $1.0 million during the 13-week period ended May 2, 2009. The Company did not record an income tax benefit for the 13-week period ended May 3, 2008 as a result of the Company’s determination at that point in time that it was more likely than not that the benefit would not be realized.
     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end.
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
Note 3 — Earnings Per Share
     Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. The diluted loss per share amount for the 13-week period ended May 3, 2008 has been calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive.
Note 4 — Commitments and Contingencies
     The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is remote that these proceedings and claims will have a material effect on the financial condition, operating results or cash flows of the Company.
Note 5 — Assets Held for Sale
     At May 2, 2008, the Company owned a building and land in Jackson, Tennessee formerly used as its corporate headquarters which was idle and met the criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be classified as “held for sale”. As a result, the estimated net realizable value of the land and building that was held for sale was separately presented in the consolidated balance sheet at May 2, 2008. During the third quarter of fiscal 2008, the Company sold the building and land receiving net proceeds of approximately $2.8 million.
Note 6 — Recent Accounting Pronouncements
     In fiscal 2008, we adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. Pursuant to FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement 157,” or FSP 157-2, we adopted SFAS 157 as it relates to non-financial assets and liabilities on February 1, 2009. The adoption of FSP 157-2 did not have a material impact on our financial statements at May 2, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     We are a specialty retailer of home décor in the United States, operating 292 stores in 32 states as of May 2, 2009. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for giving as gifts. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
     During the 13-week period ended May 2, 2009, we opened three new stores and closed ten stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	5/2/09		5/3/08		5/2/09	5/3/08	5/2/09	5/3/08
Mall	83	28%	111	34%	394,209	540,782	4,750	4,872
Off-Mall	209	72%	214	66%	1,327,674	1,350,154	6,353	6,309

Total	292	100%	325	100%	1,721,883	1,890,936	5,897	5,818

13-Week Period Ended May 2, 2009 Compared to the 13-Week Period Ended May 3, 2008
     Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	May 2, 2009		May 3, 2008		Change
	$	%	$	%	$	%
Net sales	$83,320	100.0%	$84,077	100.0%	(757)	(0.9%)
Cost of sales	51,146	61.4%	57,169	68.0%	(6,023)	(10.5%)

Gross profit	32,174	38.6%	26,908	32.0%	5,266	19.6%

Operating expenses:
Compensation and benefits	16,452	19.7%	15,942	19.0%	510	3.2%
Other operating expenses	7,886	9.5%	9,109	10.8%	(1,223)	(13.4%)
Depreciation of property and equipment	3,808	4.6%	4,682	5.6%	(874)	(18.7%)

Total operating expenses	28,146	33.8%	29,733	35.4%	(1,587)	(5.3%)

Operating income (loss)	4,028	4.8%	(2,825)	(3.4%)	6,853	(242.6%)

Interest (income) expense, net	38	0.0%	(1)	0.0%	39	(3900.0%)
Other (income) expense, net	(71)	(0.1%)	(272)	(0.3%)	201	(73.9%)

Income (loss) before income taxes	4,061	4.9%	(2,552)	(3.0%)	6,613	(259.1%)
Income tax provision	583	0.7%	0	0.0%	583	(100.0%)

Net income (loss)	$3,478	4.2%	$(2,552)	(3.0%)	$6,030	(236.3%)

     Net sales. Net sales decreased by 0.9% to $83.3 million for the first fiscal quarter of 2009 from $84.1 million for the prior year period. The net sales decrease resulted primarily from the decrease in store count, partially offset by an increase in comparable stores sales. We opened 3 new stores during the first quarter of fiscal 2009 and 3 new stores in fiscal 2008, and we closed 10 stores during the first quarter of fiscal 2009 and 39 stores in fiscal 2008. During the first quarter of fiscal 2009, comparable store sales increased 5.2% as compared to a 4.3% increase in the prior year period. Comparable store sales in our mall store locations were up 8.2% for the first quarter, while comparable store sales for our off-mall store locations were up 4.2%. The comparable store sales increase was primarily due to a slight increase in customer traffic coupled with an increase in the average ticket. The average ticket reflected an increase in the average retail selling price offset by a slight decrease in the items per transaction. The strongest performing categories were decorative accessories, wall décor, frames and gifts.
     Gross profit. Gross profit increased $5.3 million, or 19.6%, to $32.2 million for the first quarter of fiscal 2009 from $26.9 million in the prior year period. Gross profit expressed as a percentage of total revenue increased to 38.6% for the first quarter of fiscal 2009, from 32.0% in the prior year period. The increase in gross profit as a percentage of total revenue was primarily driven by improved merchandise margins which increased from 51.6% in the first quarter of fiscal 2008 to 54.6% in the first quarter of fiscal 2009. Merchandise margin is calculated as net sales minus product cost of sales and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was the result of higher initial markups and fewer markdowns. Initial markups increased primarily due to significantly lower ocean freight costs. Store occupancy costs also decreased as a percentage of net sales. This decline resulted from favorable lease renewal terms, comparable store sales leverage, the closure of underperforming stores, and our continued shift to less costly but more productive off-mall real estate locations. Outbound freight costs decreased as a percentage of sales reflecting a decline in diesel costs, the shift of two markets to more efficient direct-to-store delivery methods, and leverage from the comparable store sales increase.
     Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the first quarter of fiscal 2009 as compared to the first quarter of 2008 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio increased for the first quarter of 2009 as compared to the first quarter of 2008 primarily due to higher bonus accruals and increased health insurance costs.
     Other operating expenses. The decrease in these operating expenses as a percentage of net sales was primarily the result of the positive comparable store sales performance and the leveraging effect on the fixed components of store and corporate operating expenses.
     Depreciation and amortization. The decrease in depreciation and amortization as a percentage of sales reflects the large reduction in capital expenditures during fiscal 2008, impairment charges taken in prior periods, and the decline in overall store count.
     Income tax provision. We recorded income tax expense of approximately $583,000, or 14.4% of pretax income during the first quarter of fiscal 2009, versus zero tax expense recorded in the prior year quarter. Based on the first quarter results of fiscal 2009, we anticipate generating sufficient ordinary income during fiscal 2009 to allow us to reverse the remaining valuation allowance that is recorded related to our deferred tax assets. Our effective tax rate of 14.4% for the first quarter takes into account the reversal of this remaining valuation allowance, and had the impact of reducing the expense by approximately $1.0 million during the quarter. The ultimate effective rate that is recorded for fiscal 2009 will depend on our operating performance for the remaining three quarters of the year.
     Net income and earnings per share. As a result of the foregoing, we reported net income of $3.5 million, or $0.17 per diluted share, for the first quarter of fiscal 2009 as compared to a net loss of $(2.6) million, or $(0.13) per share, for the first quarter of fiscal 2008.
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
     Cash flows from operating activities. Net cash provided by (used in) operating activities was $(3.1) million and $260,000 for the first quarter of fiscal 2009 and fiscal 2008, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of increased earnings offset by cash tax payments during the first quarter of fiscal 2009, as compared to income tax refunds received in the prior year quarter. Inventories increased approximately $332,000 during the first quarter of fiscal 2009 and 2008. Inventories averaged approximately $134,000 per store at May 2, 2009, as compared to $128,000 per store at May 3, 2008. The increase on a per-store basis is primarily due to an increase in the average square footage per store. Accounts payable increased approximately $936,000 during the first quarter of fiscal 2009 as compared to a decrease of approximately $515,000 for the prior year period. The change in accounts payable is primarily due to the timing and amount of merchandise receipt flow. We also made cash tax payments of approximately $5.6 million during the first quarter of fiscal 2009 whereas we received an income tax refund of approximately $2.0 million in the prior-year quarter.
     Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2009 consisted principally of $2.3 million in capital expenditures as compared to $1.2 million for the prior year period. These expenditures primarily related to new store construction and the purchase of new point-of-sale software. During the first quarter of fiscal 2009, we opened 3 stores. We expect that capital expenditures for all of fiscal 2009 will be approximately $9 to $10 million, primarily to fund the leasehold improvements of approximately 15 to 20 new stores and maintain our investments in existing stores, our distribution center and information technology infrastructure. As of May 2, 2009, we had lease commitments to eight new stores, which includes the three new stores opened during the first quarter of fiscal 2009. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2009 will average approximately $400,000 to $430,000 per store. We also anticipate that we will receive landlord allowances in connection with the construction of our new stores in fiscal 2009. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
     Cash flows from financing activities. Net cash provided by financing activities was approximately $35,000 and $21,000 for the first quarter of fiscal 2009 and fiscal 2008, respectively, and were related to the exercise of employee stock options as well as employee stock purchases.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.83% at May 2, 2009) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximate $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.5% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the

Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 to $4.5 million depending on the size of the borrowing base, at all times.
     As of May 2, 2009, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $21.7 million available for borrowing (net of the availability block as described above).
     At May 2, 2009, our balance of cash and cash equivalents was approximately $31.1 million and the borrowing availability under our facility was $21.7 million (net of the availability block as described above). We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
     The Company had commitments for new store construction projects totaling approximately $2.0 million at May 2, 2009.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies during fiscal 2009. Refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 for a summary of our critical accounting policies.
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
•	Our Performance May Be Affected by General Economic Conditions and the Current Global Financial Crisis.

•	A Prolonged Economic Downturn Could Result in Reduced Net Sales and Profitability.

•	We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.

•	The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.

•	Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.

•	We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.

•	We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.

•	We Are Dependent on Foreign Imports for a Significant Portion of Our Merchandise, and Any Changes in the Trading Relations and Conditions Between the United States and the Relevant Foreign Countries May Lead to a Decline in Inventory Resulting in a Decline in Net Sales, or an Increase in the Cost of Sales Resulting in Reduced Gross Profit.

•	Our Success Is Highly Dependent on Our Planning and Control Processes and Our Supply Chain, and Any Disruption in or Failure to Continue to Improve These Processes May Result in a Loss of Net Sales and Net Income.

•	Our Business Is Highly Seasonal and Our Fourth Quarter Contributes a Disproportionate Amount of Our Net Sales, Net Income and Cash Flow, and Any Factors Negatively Impacting Us During Our Fourth Quarter Could Reduce Our Net Sales, Net Income and Cash Flow, Leaving Us with Excess Inventory and Making It More Difficult for Us to Finance Our Capital Requirements.

•	We May Experience Significant Variations in Our Quarterly Results.

•	The Agreement Governing Our Debt Places Certain Reporting and Consent Requirements on Us Which May Affect Our Ability to Operate Our Business in Accordance with Our Business and Strategy.

•	We Are Highly Dependent on Customer Traffic in Malls and Shopping Centers, and Any Reduction in the Overall Level of Traffic Could Reduce Our Net Sales and Increase Our Sales and Marketing Expenses.

•	Our Hardware and Software Systems Are Vulnerable to Damage that Could Harm Our Business.

•	We Depend on Key Personnel, and if We Lose the Services of Any Member of Our Senior Management Team, We May Not Be Able to Run Our Business Effectively.

•	Our Charter and Bylaw Provisions and Certain Provisions of Tennessee Law May Make It Difficult in Some Respects to Cause a Change in Control of Kirkland’s and Replace Incumbent Management.

•	Concentration of Ownership among Our Existing Directors, Executive Officers, and Their Affiliates May Prevent New Investors from Influencing Significant Corporate Decisions.

•	Our Ability to Use Our Net Operating Loss Carry Forwards in the Future May Be Limited, Which Could Have an Adverse Impact on Our Tax Liabilities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As a smaller reporting company, we have elected not to provide the information required by this Item.
ITEM 4T. CONTROLS AND PROCEDURES
     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of May 2, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     (b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations or financial condition.
ITEM 1A. RISK FACTORS
     In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

KIRKLAND’S, INC.

Date: June 8, 2009	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and
Chief Financial Officer