Form 10-Q
period 2009-08-01
KIRKLAND'S, INC
filed 2009-09-09
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2009, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of	62-1287151 (IRS Employer Identification No.)
incorporation or organization)

431 Smith Lane
Jackson, Tennessee	38301
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of August 26, 2009, 19,706,421 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	August 1,	January 31,	August 2,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$38,491	$36,445	$4,699
Inventories, net	38,605	38,686	42,718
Prepaid expenses and other current assets	7,944	6,191	6,646
Land and building — held for sale	—	—	2,938

Total current assets	85,040	81,322	57,001
Property and equipment, net	38,826	41,826	51,250
Other assets	4,674	3,616	1,162

Total assets	$128,540	$126,764	$109,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,077	$13,501	$13,834
Income taxes payable	—	5,349	—
Accrued expenses and other	22,548	24,981	22,393

Total current liabilities	39,625	43,831	36,227
Deferred rent	26,493	27,534	31,721
Other liabilities	2,456	3,048	2,957

Total liabilities	68,574	74,413	70,905

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,691,796, 19,653,270 and 19,625,859 shares issued and outstanding at August 1, 2009, January 31, 2009 and August 2, 2008, respectively	142,503	141,810	141,518
Accumulated deficit	(82,537)	(89,459)	(103,010)

Total shareholders’ equity	59,966	52,351	38,508

Total liabilities and shareholders’ equity	$128,540	$126,764	$109,413

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Net sales	$87,688	$87,684	$171,008	$171,761
Cost of sales (exclusive of depreciation as shown below)	54,119	59,815	105,265	116,984

Gross profit	33,569	27,869	65,743	54,777
Operating expenses:
Compensation and benefits	16,641	16,896	33,092	32,836
Other operating expenses	8,474	8,236	16,361	17,346
Depreciation of property and equipment	3,678	4,473	7,486	9,156

Total operating expenses	28,793	29,605	56,939	59,338

Operating income (loss)	4,776	(1,736)	8,804	(4,561)

Interest expense	30	29	68	59
Interest income	—	(16)	—	(47)
Other income	(63)	(64)	(134)	(336)

Income (loss) before income taxes	4,809	(1,685)	8,870	(4,237)
Income tax provision	1,365	9	1,948	9

Net income (loss)	$3,444	$(1,694)	$6,922	$(4,246)

Earnings (loss) per share:
Basic	$0.18	$(0.09)	$0.35	$(0.22)

Diluted	$0.17	$(0.09)	$0.34	$(0.22)

Weighted average shares for basic earnings (loss) per share	19,682	19,623	19,672	19,614
Effect of dilutive stock equivalents	522	—	434	—

Adjusted weighted average shares for diluted earnings (loss) per share	20,204	19,623	20,106	19,614

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 31, 2009	19,653,270	$141,810	$(89,459)	$52,351
Exercise of employee stock options and employee stock purchases	38,526	130		130
Stock compensation		563		563
Net income			6,922	6,922

Balance at August 1, 2009	19,691,796	$142,503	$(82,537)	$59,966

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26-Week Period Ended
	August 1,	August 2,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$6,922	$(4,246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	7,486	9,156
Amortization of landlord construction allowance	(4,007)	(4,190)
Amortization of debt issue costs	15	13
Impairment charge	—	352
Loss on disposal of property and equipment	249	319
Stock compensation	563	137
Deferred income taxes	(1,476)	—
Changes in assets and liabilities:
Inventories, net	81	(1,472)
Prepaid expenses and other current assets	(1,310)	1,322
Other noncurrent assets	(40)	21
Accounts payable	3,576	(1,952)
Income taxes payable	(5,349)	2,900
Accrued expenses and other current and noncurrent liabilities	(59)	(2,515)

Net cash provided by (used in) operating activities	6,651	(155)

Cash flows from investing activities:
Proceeds from sale of property and equipment	66	846
Capital expenditures	(4,801)	(1,859)

Net cash used in investing activities	(4,735)	(1,013)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	—
Repayments on revolving line of credit	—	—
Exercise of stock options and employee stock purchases	130	47

Net cash provided by financing activities	130	47

Cash and cash equivalents:
Net increase (decrease)	2,046	(1,121)
Beginning of the period	36,445	5,820

End of the period	$38,491	$4,699

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 291 stores in 32 states as of August 1, 2009. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
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
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended August 1, 2009 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Certain prior period balances have been reclassified to conform to the current period presentation.
Note 2 — Income Taxes
The Company calculates its annual effective tax rate in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses or minimal profits in the early periods of the fiscal year with the largest portion of earnings occurring in the fourth quarter of the year. For the 26-week period ended August 1, 2009, the Company recorded an income tax provision of 22.0% of income before income taxes. This rate differs from the statutory federal income tax rate primarily as a result of a reduction in the Company’s valuation allowance against deferred tax assets, which resulted in a reduction of income tax expense by approximately $0.6 million and $1.6 million during the 13-week and 26-week periods ended August 1, 2009, respectively. In the prior year periods, the Company recorded an income tax provision of approximately $9,000.
The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Estimates and judgments must be made on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When it is determined that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

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
Note 3 — Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. The diluted loss per share amounts for the 13-week and 26-week periods ended August 2, 2008, were calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive.
Note 4 — Commitments and Contingencies
The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is remote that these proceedings and claims will have a material effect on the financial condition, operating results or cash flows of the Company.
Note 5 — Assets Held for Sale
At August 2, 2008, the Company owned a building and land in Jackson, Tennessee formerly used as its corporate headquarters which was idle and met the criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to be classified as “held for sale”. As a result, the estimated net realizable value of the land and building that was held for sale was separately presented in the consolidated balance sheet at August 2, 2008. During the third quarter of fiscal 2008, the Company sold the building and land receiving net proceeds of approximately $2.8 million.
Note 6 — Recent Accounting Pronouncements
In fiscal 2008, the Company adopted SFAS 157, “Fair Value Measurements,” which provides a common definition of fair value, establishes a uniform framework for measuring fair value and requires expanded disclosures about fair value measurements. Pursuant to FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement 157,” or FSP 157-2, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities on February 1, 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s financial statements at August 1, 2009.
In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Report”, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS No. 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted it during the second quarter of 2009. Adoption of this FSP had no material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events.” SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted the provisions of SFAS No. 165, which became effective for interim and annual reporting periods ending after June 15, 2009. Subsequent events have been evaluated through the time at which this Form 10-Q was filed with the SEC. No material subsequent events have occurred since August 1, 2009 that required recognition or disclosure in the Company’s current period financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.” The standard establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009 and as of the effective date, all existing accounting standard documents will be superseded. The Codification will be effective for the Company for the third quarter of fiscal 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending October 31, 2009, and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
Note 7 — Stock Based Compensation
The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants.
The company granted 627,500 and 630,000 stock options for the 13-week and 26-week periods ended August 1, 2009. This compares to 489,999 stock options granted in the 13-week and 26-week periods ended August 2, 2008. Total stock-based compensation expense (a component of compensation and benefits) was $443,000 for the 13-week period ended August 1, 2009 and $563,000 for the 26-week period ended August 1, 2009 compared to $91,000 and $137,000 for the comparable periods last year. Compensation expense is recognized on a straight-line basis over the employee’s vesting period. There have been no material changes in the assumptions used to compute compensation expense during the current quarter or year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are a specialty retailer of home décor in the United States, operating 291 stores in 32 states as of August 1, 2009. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.

During the 13-week period ended August 1, 2009, we opened five new stores and closed six stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	8/1/09		8/2/08		8/1/09	8/2/08	8/1/09	8/2/08
Mall	79	27%	111	34%	374,234	540,782	4,737	4,871
Off-Mall	212	73%	213	66%	1,357,969	1,342,027	6,406	6,301

Total	291	100%	324	100%	1,732,203	1,882,809	5,953	5,811

13-Week Period Ended August 1, 2009 Compared to the 13-Week Period Ended August 2, 2008
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	August 1, 2009		August 2, 2008		Change
	$	%	$	%	$	%

Net sales	$87,688	100.0%	$87,684	100.0%	$4	0.0%
Cost of sales	54,119	61.7%	59,815	68.2%	(5,696)	(9.5%)

Gross profit	33,569	38.3%	27,869	31.8%	5,700	20.5%

Operating expenses:
Compensation and benefits	16,641	19.0%	16,896	19.3%	(255)	(1.5%)
Other operating expenses	8,474	9.7%	8,236	9.4%	238	2.9%
Depreciation of property and equipment	3,678	4.2%	4,473	5.1%	(795)	(17.8%)

Total operating expenses	28,793	32.8%	29,605	33.8%	(812)	(2.7%)

Operating income (loss)	4,776	5.4%	(1,736)	(2.0%)	6,512	(375.1%)

Interest expense, net	30	0.0%	13	0.0%	17	130.8%
Other income, net	(63)	(0.1%)	(64)	(0.1%)	1	1.7%

Income (loss) before income taxes	4,809	5.5%	(1,685)	(1.9%)	6,494	(385.4%)
Income tax provision	1,365	1.6%	9	0.0%	1,356	14879.4%

Net income (loss)	$3,444	3.9%	$(1,694)	(1.9%)	$5,138	(303.3%)

Net sales. Net sales were flat at $87.7 million for the second fiscal quarter of 2009 compared to $87.7 million for the prior year period despite operating 34 fewer stores on average during the second fiscal quarter of 2009. We opened 5 new stores during the second quarter of fiscal 2009 and 3 new stores in fiscal 2008, and we closed 6 stores during the second quarter of fiscal 2009 compared to 39 stores in fiscal 2008. During the second quarter of fiscal 2009, comparable store sales increased 6.1% as compared to a 2.8% increase in the prior year period. Comparable store sales in our off-mall store locations were up 6.3% for the second quarter, while comparable store sales for our mall store locations were up 5.5%. The comparable store sales increase was primarily due to a slight increase in customer traffic coupled with an increase in the conversion rate and an increase in the average ticket. The increase in the average ticket was the result of a higher average retail selling price, partially offset by a decline in items per transaction. The strongest performing merchandise categories were decorative accessories, wall décor, frames and gifts.

Gross profit. Gross profit increased $5.7 million, or 20.5%, to $33.6 million for the second quarter of fiscal 2009 from $27.9 million in the prior year period. Gross profit expressed as a percentage of total revenue increased to 38.3% for the second quarter of fiscal 2009, from 31.8% in the prior year period. The increase in gross profit as a percentage of total revenue was primarily driven by improved merchandise margins, which increased from 50.9% in the second quarter of fiscal 2008 to 53.8% in the second quarter of fiscal 2009. Merchandise margin is calculated as net sales minus product cost of sales and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was the result of higher initial markups and a lower markdown rate. Initial markups increased primarily due to significantly lower ocean freight costs. Strong sell-through of merchandise resulting from a more compelling merchandise mix led to lower markdown rates. Store occupancy costs also decreased as a percentage of net sales. This decline resulted from favorable lease renewal terms, comparable store sales leverage, the closure of underperforming stores, and our continued shift to more productive off-mall real estate locations. Outbound freight costs decreased as a percentage of sales reflecting a decline in diesel costs and leverage from the comparable store sales increase.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the second quarter of fiscal 2009 as compared to the second quarter of 2008 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio increased for the second quarter of 2009 as compared to the second quarter of 2008 primarily due to higher bonus accruals and increased stock compensation expense.
Other operating expenses. The slight increase in these operating expenses as a percentage of net sales was primarily the result of increased marketing expenses in the second quarter of fiscal 2009 as compared to the prior year period. This increase was partially offset by the positive comparable store sales performance and the leveraging effect on the fixed components of store and corporate operating expenses.
Depreciation and amortization. The decrease in depreciation and amortization as a percentage of sales reflects the large reduction in capital expenditures during fiscal 2008 and the overall decline in store count.
Income tax provision. We recorded income tax expense of approximately $1.4 million, or 28.4% of pretax income during the second quarter of fiscal 2009, versus approximately $9,000 tax expense recorded in the prior year quarter. Based on the results of the first half of fiscal 2009, we anticipate generating sufficient pre-tax income during fiscal 2009 to allow us to reverse the remaining valuation allowance that is recorded related to our deferred tax assets. During the 13-week period ended August 1, 2009, income tax expense was reduced $0.6 million as a result of reducing the valuation allowance during the period. The ultimate effective rate that is recorded for fiscal 2009 will depend on our operating performance for the remaining two quarters of the year.
Net income and earnings per share. As a result of the foregoing, we reported net income of $3.4 million, or $0.17 per diluted share, for the second quarter of fiscal 2009 as compared to a net loss of $1.7 million, or ($0.09) per share, for the second quarter of fiscal 2008.

26-Week Period Ended August 1, 2009 Compared to the 26-Week Period Ended August 2, 2008
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26-Week Period Ended
	August 1, 2009		August 2, 2008		Change
	$	%	$	%	$	%

Net sales	$171,008	100.0%	$171,761	100.0%	(753)	(0.4%)
Cost of sales	105,265	61.6%	116,984	68.1%	(11,719)	(10.0%)

Gross profit	65,743	38.4%	54,777	31.9%	10,966	20.0%

Operating expenses:
Compensation and benefits	33,092	19.3%	32,836	19.1%	256	0.8%
Other operating expenses	16,361	9.6%	17,346	9.9%	(985)	(5.7%)
Depreciation of property and equipment	7,486	4.4%	9,156	5.3%	(1,670)	(18.2%)

Total operating expenses	56,939	33.3%	59,338	34.5%	(2,399)	(4.0%)

Operating income (loss)	8,804	5.1%	(4,561)	(2.7%)	13,365	(293.0%)

Interest expense, net	68	0.0%	12	0.0%	56	466.7%
Other income, net	(134)	(0.1%)	(336)	(0.2%)	202	(60.1%)

Income (loss) before income taxes	8,870	5.2%	(4,237)	(2.5%)	13,107	(309.3%)
Income tax provision	1,948	1.1%	9	0.0%	1,939	21279.1%

Net income (loss)	$6,922	4.0%	$(4,246)	(2.5%)	$11,168	(263.0%)

Net sales. Net sales decreased 0.4% to $171.0 million for the first half of fiscal 2009 from $171.8 million for the prior year period. The net sales decrease resulted primarily from the decrease in store count, partially offset by an increase in comparable store sales. We opened 8 new stores during the first half of fiscal 2009 and 3 new stores in fiscal 2008, and we closed 16 stores during the first half of 2009 and 39 stores in fiscal 2008. During the first half of fiscal 2009, comparable store sales increased 5.7% as compared to a 3.5% increase in the prior year period. Comparable store sales in our off-mall locations were up 5.3% for the first half, while comparable store sales for our mall store locations were up 6.8%. The comparable store sales increase was primarily due to a slight increase in customer traffic coupled with an increase in the conversion rate and an increase in the average ticket. The increase in the average ticket was the result of a higher average retail selling price, partially offset by a decline in items per transaction. The strongest performing merchandise categories were decorative accessories, wall décor, frames and gifts.
Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin increased from 51.2% in the first half of fiscal 2008 to 54.2% in the first half of fiscal 2009. Merchandise margin is calculated as net sales minus product cost of sales and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was the result of higher initial markups and a more compelling merchandise offering, which resulted in fewer markdowns. Initial markups increased primarily due to significantly lower ocean freight costs. Store occupancy costs also decreased as a percentage of net sales. This decline resulted from favorable lease renewal terms, comparable store sales leverage, the closure of underperforming stores, and our continued shift to more productive off-mall store locations. Outbound freight costs decreased as a percentage of sales reflecting a decline in diesel costs and leverage from the comparable store sales increase.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the first half of fiscal 2009 as compared to the first half of 2008 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio increased for the first half of 2009 as compared to the first half of 2008 primarily due to higher bonus accruals and an increase in stock compensation expense .

Other operating expenses. The decrease in these operating expenses as a percentage of net sales was primarily the result of the positive comparable store sales performance and the leveraging effect on the fixed components of store and corporate operating expenses.
Depreciation and amortization. The decrease in depreciation and amortization as a percentage of sales reflects the large reduction in capital expenditures during fiscal 2008 and the decline in overall store count.
Income tax provision. We recorded income tax expense of approximately $1.9 million, or 22.0% of pretax income during the first half of fiscal 2009, versus approximately $9,000 during the prior year period. Based on the results of the first half of fiscal 2009, we anticipate generating sufficient pre-tax income during the full year to allow us to reverse the remaining valuation allowance that is recorded related to our deferred tax assets. Our effective tax rate of 22.0% for the first half of fiscal 2009 takes into account the reversal of this remaining valuation allowance. During the 26-week period ended August 1, 2009, income tax expense was reduced $1.6 million as a result of reducing the valuation allowance during the period. The ultimate effective rate that is recorded for the full year will depend on our operating performance for the remaining two quarters of the year.
Net income and earnings per share. As a result of the foregoing, we reported net income of $6.9 million, or $0.34 per diluted share, for the first half of fiscal 2009 as compared to a net loss of $4.2 million, or ($0.22) per share, for the first half of fiscal 2008.
Liquidity and Capital Resources
Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the end of the third quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores, distribution facilities and corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our credit facility.
Cash flows from operating activities. Net cash provided by (used in) operating activities was $6.7 million and ($155,000) for the first half of fiscal 2009 and fiscal 2008, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of the improvement in our operating performance and an increase in accounts payable, partially offset by an increase in income taxes paid. Accounts payable increased approximately $3.6 million during the first half of fiscal 2009 as compared to a decrease of approximately $2.0 million for the prior year period. The change in accounts payable is primarily due to the timing of payments and amount of merchandise receipt flow near period end. Cash tax payments for the first half of fiscal 2009 totaled approximately $9.0 million whereas the Company received refunds of approximately $2.9 million in the prior year period.
Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2009 consisted principally of $4.8 million in capital expenditures as compared to $1.9 million for the prior year period. The capital expenditures primarily related to new store construction and the purchase of new point-of-sale software and other information technology assets. During the first half of fiscal 2009, we opened 8 stores. We expect that capital expenditures for all of fiscal 2009 will be approximately $9 to $10 million, primarily to fund the leasehold improvements of approximately 15 to 18 new stores and maintain and improve our investments in existing stores, our distribution center and information technology infrastructure. As of August 1, 2009, we had lease commitments to open 17 new stores, which includes the eight new stores opened during the first half of fiscal 2009. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2009 will average approximately $400,000 to $450,000 per store. We also anticipate that we will receive landlord allowances in connection with the construction of our new stores in fiscal 2009. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
Cash flows from financing activities. Net cash provided by financing activities was approximately $130,000 and $47,000 for the first half of fiscal 2009 and fiscal 2008, respectively, and were related to the exercise of employee stock options as well as employee stock purchases.

Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.52% at August 1, 2009) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximately $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 to $4.5 million depending on the size of the borrowing base, at all times.
As of August 1, 2009, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $23.0 million available for borrowing (net of the availability block as described above). We do not anticipate any borrowings under the credit facility during fiscal 2009.
At August 1, 2009, our balance of cash and cash equivalents was approximately $38.5 million and the borrowing availability under our facility was $23.0 million (net of the availability block as described above). We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
The Company had commitments for new store construction projects totaling approximately $3.6 million at August 1, 2009.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies during fiscal 2009. Refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2009, for a summary of our critical accounting policies.
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
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of August 1, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
We held our annual meeting of shareholders on Monday, June 8, 2009 (the “Annual Meeting”). At the Annual Meeting, Steven J. Collins, R. Wilson Orr, III, and Miles T. Kirkland were duly nominated for, and elected to, our Board of Directors (the “Board”) for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2012. The other members of the Board whose terms continued after the Annual Meeting are Murray M. Spain, Ralph T. Parks, Robert E. Alderson, and Carl T. Kirkland. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	Votes For	Votes Withheld
Steven J. Collins	17,834,055	327,516
R. Wilson Orr, III	17,861,551	300,020
Miles T. Kirkland	17,914,467	247,104

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
(a)	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 9, 2009	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

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