Form 10-Q
period 2009-10-31
KIRKLAND'S, INC
filed 2009-12-11
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 31, 2009, or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 24, 2009, 19,709,563 shares of the Registrant’s Common Stock, no par value, were outstanding.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	October 31,	January 31,	November 1,
	2009	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,017	$36,445	$2,020
Inventories, net	53,701	38,686	58,773
Income taxes receivable	2,081	—	—
Prepaid expenses and other current assets	8,062	6,191	5,645

Total current assets	100,861	81,322	66,438
Property and equipment, net	38,505	41,826	46,726
Other assets	3,604	3,616	827

Total assets	$142,970	$126,764	$113,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,899	$13,501	$21,826
Income taxes payable	—	5,349	—
Accrued expenses and other	22,619	24,981	22,197

Total current liabilities	47,518	43,831	44,023
Deferred rent	26,590	27,534	30,075
Other liabilities	2,891	3,048	2,715

Total liabilities	76,999	74,413	76,813

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,709,563 19,653,270 and 19,636,934 shares issued and outstanding at October 31, 2009, January 31, 2009 and November 1, 2008, respectively	142,938	141,810	141,659
Accumulated deficit	(76,967)	(89,459)	(104,481)

Total shareholders’ equity	65,971	52,351	37,178

Total liabilities and shareholders’ equity	$142,970	$126,764	$113,991

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		39-week Period Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net sales	$92,389	$85,878	$263,397	$257,639
Cost of sales (exclusive of depreciation as shown below)	54,247	57,253	159,512	174,237

Gross profit	38,142	28,625	103,885	83,402
Operating expenses:
Compensation and benefits	17,427	16,651	50,519	49,489
Other operating expenses	9,541	8,810	25,902	26,155
Depreciation of property and equipment	3,531	4,685	11,017	13,840

Total operating expenses	30,499	30,146	87,438	89,484

Operating income (loss)	7,643	(1,521)	16,447	(6,082)

Interest expense	43	34	111	93
Interest income	—	(16)	—	(63)
Other (income) expense, net	(50)	45	(184)	(291)

Income (loss) before income taxes	7,650	(1,584)	16,520	(5,821)
Income tax provision (benefit)	2,080	(113)	4,028	(104)

Net income (loss)	$5,570	$(1,471)	$12,492	$(5,717)

Earnings (loss) per share:
Basic	$0.28	$(0.07)	$0.63	$(0.29)

Diluted	$0.27	$(0.07)	$0.62	$(0.29)

Weighted average shares for basic earnings (loss) per share	19,708	19,634	19,684	19,621
Effect of dilutive stock equivalents	625	—	497	—

Adjusted weighted average shares for diluted earnings (loss) per share	20,333	19,634	20,181	19,621

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity

Balance at January 31, 2009	19,653,270	$141,810	$(89,459)	$52,351
Exercise of employee stock options and employee stock purchases	56,293	186		186
Stock compensation		942		942
Net income			12,492	12,492

Balance at October 31, 2009	19,709,563	$142,938	$(76,967)	$65,971

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39-week Period Ended
	October 31,	November 1,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$12,492	$(5,717)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	11,017	13,840
Amortization of landlord construction allowance	(5,654)	(6,186)
Amortization of debt issue costs	21	20
Impairment charge	—	352
Loss on disposal of property and equipment	250	503
Stock compensation	942	256
Deferred income taxes	50	219
Changes in assets and liabilities:
Inventories, net	(15,015)	(17,527)
Prepaid expenses and other current assets	(1,886)	2,323
Other noncurrent assets	(44)	139
Accounts payable	11,398	6,040
Income taxes payable / receivable	(7,430)	2,900
Deferred rent	4,711	766
Accrued expenses and other current and noncurrent liabilities	(2,520)	(3,370)

Net cash provided by (used in) operating activities	8,332	(5,442)

Cash flows from investing activities:
Proceeds from sale of property and equipment	67	3,700
Capital expenditures	(8,013)	(2,127)

Net cash provided by (used in) investing activities	(7,946)	1,573

Cash flows from financing activities:
Exercise of stock options and employee stock purchases	186	69

Net cash provided by financing activities	186	69

Cash and cash equivalents:
Net increase (decrease)	572	(3,800)
Beginning of the period	36,445	5,820

End of the period	$37,017	$2,020

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 296 stores in 32 states as of October 31, 2009. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
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
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended October 31, 2009 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, gift certificate and gift card breakage, customer loyalty program accruals and contingent liabilities.
Certain prior period balances have been reclassified to conform to the current period presentation. Subsequent events have been evaluated through the filing of these financial statements on December 11, 2009.
Note 2 — Income Taxes
The Company calculates its annual effective tax rate in accordance with Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes.” The seasonality of the Company’s business is such that the Company expects to offset losses or minimal profits in the early periods of the fiscal year with the largest portion of earnings occurring in the fourth quarter of the year. For the 39-week period ended October 31, 2009, the Company recorded an income tax provision of 24.4% of income before income taxes. This rate differs from the statutory federal income tax rate primarily as a result of a reduction in the Company’s valuation allowance against deferred tax assets and the recognition in the current period of certain income tax credits related to prior periods, which resulted in a reduction of income tax expense by approximately $1.0 million and $2.6 million during the 13-week and 39-week periods ended October 31, 2009, respectively. In the prior year periods, the Company recorded an income tax benefit of approximately $113,000 and $104,000, respectively.

The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. Estimates and judgments must be made on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When it is determined that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.
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
Note 3 — Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings (loss) per share is computed by dividing net income or loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. The diluted loss per share amounts for the 13-week and 39-week periods ended November 1, 2008, were calculated using the same denominator as used in the basic loss per share calculation as the inclusion of dilutive securities in the denominator would have been anti-dilutive.
Note 4 — Commitments and Contingencies
The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is unlikely that these proceedings and claims in excess of insurance coverage will have a material effect on the financial condition, operating results or cash flows of the Company.
Note 5 — Recent Accounting Pronouncements
In June 2008, the FASB issued amendments to ASC 260-10, “Earnings Per Share”, which require that unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) be considered participating securities and be included in the two-class method of computing earnings per share. These amendments to ASC 260-10 are effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company adopted these amendments to ASC 260-10 on February 1, 2009. The adoption of these amendments had no material impact on the Company’s financial statements.
In May 2009, the FASB issued amendments to ASC 855-10, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance also requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. The Company adopted the amendments to ASC 855-10 during the second quarter of fiscal 2009. The adoption of these amendments had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles”, which establishes the FASB Accounting Standards Codification as the single source of authoritative United States GAAP. This guidance is effective for interim and annual periods ending after September 15, 2009. Adoption of this guidance during the third quarter of fiscal 2009 did not have any effect on the Company’s consolidated financial statements other than certain modifications to disclosures.
Note 6 — Stock Based Compensation
The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants.
The company granted 630,000 stock options for the 39-week period ended October 31, 2009. This compares to 500,000 stock-based awards granted during the 39-week period ended November 1, 2008. Total stock-based compensation expense (a component of compensation and benefits) was $378,000 for the 13-week period ended October 31, 2009 and $942,000 for the 39-week period ended October 31, 2009, compared to $119,000 and $256,000 for the comparable periods last year. Compensation expense is recognized on a straight-line basis over the vesting period. There have been no material changes in the assumptions used to compute compensation expense during the current quarter or year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
We are a specialty retailer of home décor in the United States, operating 296 stores in 32 states as of October 31, 2009. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles, lamps, decorative accessories, accent furniture, textiles, garden accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at surprisingly attractive prices. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
During the 39-week period ended October 31, 2009, we opened 15 new stores and closed 18 stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	10/31/09		11/1/08		10/31/09	11/1/08	10/31/09	11/1/08
Mall	78	26%	108	34%	368,314	511,353	4,722	4,735
Off-Mall	218	74%	213	66%	1,403,010	1,342,012	6,436	6,301

Total	296	100%	321	100%	1,771,324	1,853,365	5,984	5,774

13-Week Period Ended October 31, 2009 Compared to the 13-Week Period Ended November 1, 2008
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	October 31, 2009		November 1, 2008		Change
	$	%	$	%	$	%

Net sales	$92,389	100.0%	$85,878	100.0%	$6,511	7.6%
Cost of sales	54,247	58.7%	57,253	66.7%	(3,006)	(5.3%)

Gross profit	38,142	41.3%	28,625	33.3%	9,517	33.2%

Operating expenses:
Compensation and benefits	17,427	18.9%	16,651	19.4%	776	4.7%
Other operating expenses	9,541	10.3%	8,810	10.3%	731	8.3%
Depreciation of property and equipment	3,531	3.8%	4,685	5.5%	(1,154)	(24.6%)

Total operating expenses	30,499	33.0%	30,146	35.1%	353	1.2%

Operating income (loss)	7,643	8.3%	(1,521)	(1.8%)	9,164	(602.6%)

Interest expense, net	43	0.0%	18	0.0%	25	144.4%
Other income, net	(50)	(0.1%)	45	0.1%	(95)	(211.1%)

Income (loss) before income taxes	7,650	8.3%	(1,584)	(1.8%)	9,234	(583.0%)
Income tax provision (benefit)	2,080	2.3%	(113)	(0.1%)	2,193	1940.7%

Net income (loss)	$5,570	6.0%	$(1,471)	(1.7%)	$7,041	(478.7%)

Net sales. Net sales increased 7.6% to $92.4 million for the third fiscal quarter of 2009 compared to $85.9 million for the prior year period despite operating 30 fewer stores on average during the third fiscal quarter of 2009. During the third quarter of fiscal 2009, comparable store sales increased 11.3% as compared to a 1.2% increase in the prior year period. Comparable store sales in our off-mall store locations were up 11.2% for the third quarter, while comparable store sales for our mall store locations were up 11.7%. The comparable store sales increase accounted for a $8.8 million increase in overall sales for the quarter, while the net reduction of the store base accounted for a $2.3 million decline in sales. The comparable store sales increase was primarily due to an increase in customer traffic coupled with an increase in the conversion rate and an increase in the average ticket. The increase in the average ticket was the result of a higher average retail selling price, partially offset by a decline in items per transaction. The strongest performing merchandise categories were decorative accessories, wall décor, seasonal and gifts.
Gross profit. Gross profit increased $9.5 million, or 33.2%, to $38.1 million for the third quarter of fiscal 2009 from $28.6 million in the prior year period. Gross profit expressed as a percentage of total revenue increased to 41.3% for the third quarter of fiscal 2009, from 33.3% in the prior year period. The increase in gross profit as a percentage of total revenue was primarily driven by improved merchandise margins, which increased from 52.9% in the third quarter of fiscal 2008 to 56.8% in the third quarter of fiscal 2009. Merchandise margin is calculated as net sales minus product cost of sales and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was the result of higher initial markups and a lower markdown rate. Initial markups increased primarily due to significantly lower ocean freight costs. Strong sell-through of merchandise resulting from a more compelling merchandise mix led to lower markdown rates. Store occupancy costs as a percentage of net sales decreased 3.1%. This decline resulted from favorable lease renewal terms, comparable store sales leverage, the closure of underperforming stores, and above-plan new store openings in more productive, off-mall real estate locations. Outbound freight costs decreased as a percentage of sales reflecting a decline in diesel costs and leverage from the sales increase. Central distribution expenses declined slightly as a percentage of sales, reflecting leverage from the sales increase.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the third quarter of fiscal 2009 as compared to the third quarter of 2008 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio increased for the third quarter of 2009 as compared to the third quarter of 2008 primarily due to higher bonus accruals and increased stock compensation expense.
Other operating expenses. Other operating expenses remained flat as a percentage of net sales for the third quarter of fiscal 2009. This was primarily the result of increases in insurance expenses, marketing expenses, and professional fees in the third quarter of fiscal 2009 as compared to the prior year period. These increases were offset by the positive sales performance and its leveraging effect on the fixed components of store and corporate operating expenses.

Depreciation and amortization. The decrease in depreciation and amortization as a percentage of sales reflects the large reduction in capital expenditures and asset disposals during fiscal 2008 and the overall decline in store count.
Income tax provision. We recorded income tax expense of approximately $2.1 million, or 27.2% of pretax income during the third quarter of fiscal 2009, versus approximately $113,000 in tax benefit recorded in the prior year quarter. Based on the results of the first three quarters of fiscal 2009, we anticipate generating sufficient pre-tax income during fiscal 2009 to allow us to reverse the remaining valuation allowance of $3.3 million that is recorded related to our deferred tax assets. During the 13-week period ended October 31, 2009, income tax expense was reduced by $1.0 million as a result of reversing a portion of the valuation allowance and recognizing in the current period certain income tax credits related to prior periods. The ultimate effective rate that is recorded for fiscal 2009 will depend on the level of our operating performance for the remaining quarter of the year.
Net income and earnings per share. As a result of the foregoing, we reported net income of $5.6 million, or $0.27 per diluted share, for the third quarter of fiscal 2009 as compared to a net loss of $1.5 million, or ($0.07) per share, for the third quarter of fiscal 2008.
39-week Period Ended October 31, 2009 Compared to the 39-week Period Ended November 1, 2008
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39-week Period Ended
	October 31, 2009		November 1, 2008		Change
	$	%	$	%	$	%

Net sales	$263,397	100.0%	$257,639	100.0%	5,758	2.2%
Cost of sales	159,512	60.6%	174,237	67.7%	(14,725)	(8.5%)

Gross profit	103,885	39.4%	83,402	32.4%	20,483	24.6%

Operating expenses:
Compensation and benefits	50,519	19.2%	49,489	19.2%	1,030	2.1%
Other operating expenses	25,902	9.8%	26,155	10.0%	(253)	(1.0%)
Depreciation of property and equipment	11,017	4.2%	13,840	5.4%	(2,823)	(20.4%)

Total operating expenses	87,438	33.2%	89,484	34.7%	(2,046)	(2.3%)

Operating income (loss)	16,447	6.2%	(6,082)	(2.4%)	22,529	(370.4%)

Interest expense, net	111	0.0%	30	0.0%	81	270.0%
Other income, net	(184)	(0.1%)	(291)	(0.1%)	107	(36.8%)

Income (loss) before income taxes	16,520	6.3%	(5,821)	(2.3%)	22,341	(383.8%)
Income tax provision (benefit)	4,028	1.5%	(104)	0.0%	4,132	(3,973.1%)

Net income (loss)	$12,492	4.7%	$(5,717)	(2.2%)	$18,209	(318.5%)

Net sales. Net sales increased 2.2% to $263.4 million for the first three quarters of fiscal 2009 from $257.6 million for the prior year period. The net sales increase resulted from an increase in comparable store sales, despite operating 30 fewer stores on average during the 39-week period. During the first three quarters of fiscal 2009, comparable store sales increased 7.6% as compared to a 2.7% increase in the prior year period. Comparable store sales in our off-mall locations were up 7.3% for the first three quarters, while comparable store sales for our mall store locations were up 8.4%. The comparable store sales increase accounted for a $17.5 million increase in overall sales for the period, while the net reduction in the store base accounted for a $11.7 million decline in sales. The comparable store sales increase was primarily due to an increase in customer traffic coupled with an increase in the conversion rate and an increase in the average ticket. The increase in the average ticket was the result of a higher average retail selling price, partially offset by a decline in items per transaction. The strongest performing merchandise categories were decorative accessories, wall décor, seasonal and gifts.

Gross profit. The increase in gross profit as a percentage of net sales resulted from a combination of factors. The merchandise margin increased from 51.8% in the first three quarters of fiscal 2008 to 55.1% in the first three quarters of fiscal 2009. The increase in merchandise margin was the result of higher initial markups and a more compelling merchandise offering, which resulted in fewer markdowns. Initial markups increased primarily due to significantly lower ocean freight costs. Store occupancy costs as a percentage of net sales decreased 2.7%. This decline resulted from favorable lease renewal terms, sales leverage, the closure of underperforming stores, and above-plan new store openings in more productive, off-mall store locations. Outbound freight costs decreased as a percentage of sales reflecting a decline in diesel costs and leverage from the sales increase. Central distribution expenses decreased slightly as a percentage of sales due to sales leverage.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the first three quarters of fiscal 2009 as compared to the first three quarters of 2008 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio increased for the first three quarters of 2009 as compared to the first three quarters of 2008 primarily due to higher bonus accruals and an increase in stock compensation expense.
Other operating expenses. The decrease in these operating expenses as a percentage of net sales was primarily the result of the positive sales performance and the leveraging effect on the fixed components of store and corporate operating expenses. Increases in insurance reserves, marketing expenditures, and professional fees partially offset the impact of the sales leverage.
Depreciation and amortization. The decrease in depreciation and amortization as a percentage of sales reflects the large reduction in capital expenditures during fiscal 2008 and the decline in overall store count.
Income tax provision. We recorded income tax expense of approximately $4.0 million, or 24.4% of pretax income during the first three quarters of fiscal 2009, versus approximately $104,000 in tax benefit recorded during the prior year period. Based on the results of the first three quarters of fiscal 2009, we anticipate generating sufficient pre-tax income during the full year to allow us to reverse the remaining valuation allowance of $3.3 million that is recorded related to our deferred tax assets. During the 39-week period ended October 31, 2009, income tax expense was reduced by $2.6 million as a result of reversing a portion of the valuation allowance and recognizing in the current period certain income tax credits related to prior periods.
Net income and earnings per share. As a result of the foregoing, we reported net income of $12.5 million, or $0.62 per diluted share, for the first three quarters of fiscal 2009 as compared to a net loss of $5.7 million, or ($0.29) per share, for the first three quarters of fiscal 2008.
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
Cash flows from operating activities. Net cash provided by (used in) operating activities was $8.3 million and ($5.4 million) for the first three quarters of fiscal 2009 and fiscal 2008, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of the improvement in our operating performance and an increase in accounts payable, partially offset by an increase in income taxes paid. Accounts payable increased approximately $11.4 million during the first three quarters of fiscal 2009 as compared to an increase of approximately $6.0 million for the prior year period. The change in accounts payable is primarily due to the timing of payments and amount of merchandise receipt flow near period end. Cash tax payments for the first three quarters of fiscal 2009 totaled approximately $11.7 million whereas the Company received refunds of approximately $2.9 million in the prior year period.

Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2009 consisted principally of $8.0 million in capital expenditures as compared to $2.1 million in capital expenditures and $3.7 million in proceeds from the sale of assets for the prior year period. The capital expenditures primarily related to new store construction and the purchase of new point-of-sale software and other information technology assets. During the first three quarters of fiscal 2009, we opened 15 stores compared to 3 stores in 2008. We expect that capital expenditures for all of fiscal 2009 will be approximately $10 to $12 million, primarily to fund the leasehold improvements of 18 new stores and maintain and improve our investments in existing stores, our distribution center and information technology infrastructure. Capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2009 averaged $340,000 per store. We also received landlord allowances in connection with the construction of our new stores in fiscal 2009. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.
Cash flows from financing activities. Net cash provided by financing activities was approximately $186,000 and $69,000 for the first three quarters of fiscal 2009 and fiscal 2008, respectively, and were related to the exercise of employee stock options as well as employee stock purchases.
Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.24% at October 31, 2009) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximately $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 to $4.5 million depending on the size of the borrowing base, at all times.
As of October 31, 2009, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $40.0 million available for borrowing (net of the availability block as described above). We do not anticipate any borrowings under the credit facility during fiscal 2009.
At October 31, 2009, our balance of cash and cash equivalents was approximately $37.0 million and the borrowing availability under our facility was $40.0 million (net of the availability block as described above). We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
The Company had commitments for new store construction projects totaling approximately $1.2 million at October 31, 2009.
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
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of October 31, 2009 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

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

KIRKLAND’S, INC.
Date: December 11, 2009	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer

/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and
Chief Financial Officer