Form 10-K
period 2010-01-30
KIRKLAND'S, INC
filed 2010-04-15
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-49885

Kirkland’s, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (I.R.S. Employer Identification No.)

2501 McGavock Pike, Suite 1000, Nashville, TN (Address of principal executive offices)	37214 (Zip Code)

Registrant’s telephone number, including area code:
(615) 872-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered

Common Stock, no par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 1st, 2009 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $210,589,836 based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of April 5, 2010, there were 19,803,747 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 7, 2010, are incorporated by reference into Part III of this Form 10-K.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 279 stores in 29 states as of January 30, 2010. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we sometimes use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide the customer discernable value. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.

Business Strategy

Our goal is to be one of the leading specialty retailers of home décor in each of our markets. We believe the following elements of our business strategy differentiate us from our competitors and position us for growth:

Item-focused merchandising.  While our stores contain items covering a broad range of complementary product categories, we emphasize traditionally-styled, high quality and fashionable key items within our targeted categories rather than merchandising complete, themed product classifications. Our buyers work closely with our vendors to identify and develop stylish merchandise that appeals to a broad base of customers while reflecting the latest trends. We test-market products where appropriate and monitor individual item sales, which enables us to identify and quickly reorder best selling items in order to maximize sales. We constantly evaluate market trends and merchandise sales data and work with vendors to develop new products to be sold in our stores, frequently on an exclusive basis. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customers.

Ever-changing merchandise mix.  We believe our ever-changing merchandise mix and method of display create an exciting “treasure hunt” environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is traditionally-styled for broad market appeal, yet it reflects an understanding of our customer’s desire for fashion and newness. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, we actively change our merchandise throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.

Stimulating visual presentation.  Through our marketing and in-store presentation, we seek to help customers visualize our merchandise in their own homes and inspire decorating and gift-giving ideas. We group complementary merchandise creatively throughout the store. We believe this cross-category merchandising encourages customers to browse for longer periods of time, promoting add-on sales. We adjust our visual presentation frequently to take advantage of sales trends and enhance our ever-changing merchandise mix.

Strong value proposition.  Our customers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores or through other retail channels. This strategy of providing a unique combination of style, quality and value is an important element in making Kirkland’s a destination store. While we carry some items in our stores that sell for several hundred dollars, most items sell for under $20 and are perceived by our customers as very affordable home décor and gifts. Our longstanding relationships with vendors and our ability to place and sell-through large orders of a single item enhance our ability to attain favorable product pricing from vendors.

Broad market appeal.  Our stores operate successfully across different geographic regions and market sizes. As of January 30, 2010, we operated stores in 29 states. Although originally focused in the Southeast, approximately 45% of our stores are now located outside that region. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within the target markets where our customers live and shop.

Growth Strategy

Opening new stores.  Over the past three fiscal years, we slowed our new store growth and decreased our overall number of stores from 349 as of the end of fiscal 2006 to 279 stores as of the end of fiscal 2009. For the 52 weeks ending January 29, 2011 (“fiscal 2010”), we expect to return to net store growth. Our approach to new store growth will be focused largely within our existing geographic markets, and include several replacements of existing stores, primarily in enclosed malls, with larger off-mall locations that we believe have better long-term sales potential. During fiscal 2010, we expect to open a total of 30 to 40 stores, and expect to close approximately 15 to 20 stores. Many of these expected closings are currently in markets where we are pursuing or have identified a relocation opportunity. Fiscal 2010 new store openings will be weighted toward the back half of the year with the last new store openings occurring in mid-November. Store closings for fiscal 2010 are expected to occur at fairly regular intervals over the course of the entire fiscal year.

Our store model produces strong cash flow and provides an attractive return on investment. We have opened 56 new stores during the past three fiscal years, 36 of which have been open a full 12 months or longer. These 36 stores averaged a first-year sales volume of approximately $1,800,000 and averaged approximately 7,500 square feet in size. New stores typically generate a positive store contribution in their first full year of operation.

Merchandising

Merchandising strategy.  Our merchandising strategy is to (i) offer unique, distinctive and often exclusive, high quality home décor at affordable prices representing great value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of key items within targeted categories, rather than merchandising complete, themed product classifications, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas and encourages frequent store visits.

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

We continuously introduce new and often exclusive products to our merchandise assortment in order to (i) maintain customer interest due to the freshness of our product selections, encouraging frequent return visits to our stores, (ii) enhance our reputation as a source for identifying or developing high quality, fashionable products, and (iii) allow merchandise which has peaked in sales to be quickly discontinued and replaced by new items. In addition, we strategically increase selling space devoted to gifts and holiday merchandise during the third and fourth quarters of the calendar year. Our flexible store design and display fixtures allow for selling space changes as needed to capitalize on selling trends.

Our average store generally carries approximately 3,500-4,500 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item, and therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. New and different SKUs are introduced to our stores constantly.

We purchase merchandise from approximately 235 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide opportunity to improve our net sales and gross margin. Our strategy is to continue to grow our exclusive and proprietary products within our merchandise mix.

Product assortment.  Our major merchandise categories include wall décor (framed art, mirrors, metal and other wall ornaments), lamps, decorative accessories, accent furniture, candles and related items, textiles, garden-related accessories, and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving. Consistent with our item-focused strategy, a vital part of the product mix is a variety of home décor and other assorted merchandise that does not necessarily fit into a specific product category. Decorative accessories consist of such varied products as vases and clocks. Throughout the year and especially for the fourth quarter of the calendar year, our buying team uses its experience in home décor to develop products that are equally appropriate for gift-giving.

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

		% of Net Sales
Merchandise Category	Fiscal 2009	Fiscal 2008	Fiscal 2007

Wall Décor (including framed art, mirrors, metal and other wall ornaments)	31%	32%	31%
Decorative Accessories	14	13	13
Candles and Accessories	9	11	11
Accent Furniture	9	9	8
Holiday	7	7	8
Lamps	7	8	6
Gifts	6	4	5
Other (including housewares, picture frames and other miscellaneous items)	6	4	4
Textiles	5	5	6
Floral	4	4	3
Garden	2	3	5

Total	100%	100%	100%

Value to customer.  Through our distinctive merchandising, together with carefully coordinated in-store signage, visual presentation and product packaging, we continually strive to increase the perceived value of our products to our customers. Our shoppers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores, through catalogs, or on the Internet. Our stores typically have two major semi-annual sale events, one in January and one in July. We also use temporary promotions throughout the year featuring specific items or categories of merchandise. We believe our value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.

Store Operations

General.  As of January 30, 2010, we operated 279 stores in 29 states, with stores generally operating seven days a week. In addition to corporate management, approximately 20 District Team Leaders (who generally have responsibility for approximately 12-20 stores within a geographic district) manage store operations. A Store Team Leader and one to three Assistant Store Team Leaders manage individual stores.

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

Formats.  We operate stores in enclosed malls and a variety of off-mall venues. As of January 30, 2010, we operated 66 stores in enclosed malls and 213 stores in off-mall venues including “lifestyle” centers, “power” strip centers, outlet centers and freestanding locations. Off-mall stores are generally larger than mall stores and tend to have a lower occupancy cost per square foot. The average size of our mall stores is approximately 4,700 square feet, and the average size of our off-mall stores is approximately 6,400 square feet. The average size of the new stores we opened in fiscal 2009 was approximately 7,700 square feet, and we expect our fiscal 2010 new stores to be of similar average size.

Visual merchandising.  Merchandise is generally displayed according to guidelines and directives given to each store from the Visual Merchandising and Marketing teams with input from Store Operations. This procedure promotes somewhat uniform display standards throughout the chain depending upon store configuration. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, and also display certain products strictly by category or product type.

Because of the nature of our merchandise and our focus on identifying and developing best-selling items, we emphasize our visual merchandising standards. Our Visual Merchandising and Marketing teams provide Store Team Leaders with recommended directives such as photographs, diagrams and placement guides. Each Store Team Leader has flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers. Effective and consistent visual merchandising enhances a store’s ability to reach its full sales potential.

Personnel recruitment and training.  We believe our continued success is dependent in part on our ability to attract, retain and motivate quality team members. In particular, the success of our growth strategy depends on our ability to promote and/or recruit qualified District and Store Team Leaders and maintain quality team members. A multi-week training program is provided for new District Team Leaders and Store Team Leaders. Many Store Team Leaders begin their Kirkland’s career as sales associates, but complete a formal five week training program before taking responsibility for a store. This five week training program includes two weeks in a designated “training store,” working directly with a qualified Training Store Team Leader. District Team Leaders are primarily responsible for recruiting new Store Team Leaders. Store Team Leaders are responsible for the hiring and training of new team members, assisted where appropriate by a Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s.

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

Site selection.  Our current strategy is to locate our stores in primarily off-mall venues which are destinations for large numbers of shoppers and which reinforce our quality image and brand. To assess potential new locations, we review financial and demographic criteria and infrastructure for access. We also analyze the quality and relative location of co-tenants and competitive factors, square footage availability, frontage space and other relevant criteria to determine the overall acceptability of a property and the optimal locations within it.

Historically, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors. Beginning in fiscal 2003, we began to explore more off-mall real estate alternatives. We have generally experienced better financial results in these off-mall venues, primarily due to higher sales volumes and lower occupancy costs, although recently, the difference in occupancy costs between these two venues has lessened. We also believe that our target shopper prefers the off-mall location for convenience in her home décor shopping experience. Of our 279 stores as of January 30, 2010, 213 were in a variety of off-mall venues including “lifestyle” strip centers, “power” centers, outlet centers and freestanding locations. Off-mall stores tend to be slightly larger than mall stores. We currently anticipate that most of the new stores opening in fiscal 2010 and beyond will be located in off-mall power center venues.

We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers, financial strength and our strong position with co-tenants in the home décor category. The following table provides a history of our store openings and closings by venue for the last five fiscal years.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2007	2006	2005

Mall
Stores open at beginning of period	91	121	168	210	241
Store openings	—	—	—	1	—
Store closings	(25)	(30)	(47)	(43)	(31)

Stores open at end of period	66	91	121	168	210
Off-Mall
Stores open at beginning of period	208	214	181	137	79
Store openings	18	3	35	48	59
Store closings	(13)	(9)	(2)	(4)	(1)

Stores open at end of period	213	208	214	181	137
Total
Stores open at beginning of period	299	335	349	347	320
Store openings	18	3	35	49	59
Store closings	(38)	(39)	(49)	(47)	(32)

Stores open at end of period	279	299	335	349	347

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

We purchase merchandise from approximately 235 vendors. Approximately 95% of our total purchases are from importers of merchandise manufactured primarily in the Far East and India, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. As we execute our growth strategy, we are continually evaluating the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and presenting them for sale in our stores.

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

In addition to making improvements to our distribution center operation, we have taken important steps to improve our efficiency in transporting merchandise to stores. We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. Prior to fiscal 2006, the majority of our merchandise deliveries were handled by either less-than-truckload (LTL) carriers or full truckload deliveries to regional “pool points”, with local delivery agents handling the actual store delivery function. As of the end of fiscal 2009, approximately 93% of our stores utilize a third alternative: less-frequent full truckload deliveries. This alternative results in lower distribution costs and allows our field personnel to better schedule payroll for the receiving process. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors. This shift to direct store delivery methods, as well as a decrease in average diesel prices from fiscal 2008, has resulted in lower annual outbound freight costs both on a dollar basis and as a percentage of sales.

An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We also need to ensure that our distribution infrastructure and supply chain are kept in sync with our anticipated growth and increased number of stores. For the foreseeable future, we believe our current distribution infrastructure is adequate to support our operational needs.

Internet

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. We maintain a web site at www.kirklands.com, which provides our customers with a resource to locate a store, preview our merchandise, apply for a Kirkland’s credit card, and purchase gift cards online. Though we currently do not sell any merchandise directly through our web site, during fiscal 2009, we added a feature to our web site to allow customers to reserve merchandise online for in-store pick up. We are also planning and investing in infrastructure and software for a return to direct-to-customer selling over the Internet through www.kirklands.com by the end of fiscal 2010. The information contained or incorporated in our web site is not a part of this annual report on Form 10-K.

Information Systems

Our store information systems include a server in each store that runs our automated point-of-sale (“POS”) application on multiple POS registers. The server provides Store Team Leaders with convenient access to detailed sales and inventory information for the store. Our POS registers provide a price look-up function (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through daily polling, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores. We have recently completed the selection process for new POS software. The new POS software will be tested during fiscal 2010 with a planned roll-out to stores in the second half of fiscal 2010.

Currently, the foundation of our home office information system is our retail management software. This system integrates all merchandising and financial applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, general ledger, sales audit and accounts payable. We are currently evaluating this foundational system and considering replacement alternatives for a possible 2011 implementation. For financial and general ledger applications, we have selected new software and are planning for a 2010 implementation.

We moved into our new distribution center during the second quarter of 2004. Concurrent with this move, we implemented a new warehouse management system (WMS). The WMS was tailored to our specifications and provides us with a fully automated solution for all operations within the distribution center.

Marketing

In recent years, we have accumulated over 2.5 million e-mail addresses provided by our customers. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. We are actively evaluating ways to enhance our marketing to customers through the testing of other forms of media advertising. During fiscal 2009, we launched a new community web site at www.mykirklands.com that allows customers to interact with each other and provide commentary on our merchandise and stores. We also have a presence on social media sites such as Facebook.

We utilize marketing efforts and other in-store activity to promote specific events in our stores, including our major semi-annual sale events. Our marketing efforts emphasize in-store signage, store and window banners and displays and other techniques to attract customers and provide an exciting shopping experience. Historically, we have not engaged in extensive media advertising because we believe that we have benefited from our strategic locations in high-traffic shopping centers and valuable “word-of-mouth” advertising by our customers.

As part of our effort to reach out to customers, in fiscal 2004, we introduced our Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. As cardholders, customers are automatically enrolled in a loyalty program whereby they earn loyalty points for their purchases. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases. We believe that customers using the card visit our stores and purchase merchandise more frequently as well as spend more per visit than our customers not using the card. As of January 30, 2010, there were approximately 380,000 Kirkland’s private-label credit card holders, representing approximately 9% of total sales during fiscal 2009.

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

Competition

The retail market for home décor and gifts is highly competitive. Accordingly, we compete with a variety of specialty stores, department stores, discount stores and catalog and Internet retailers that carry merchandise in one or more categories also carried by our stores. Our product offerings also compete with a variety of national, regional and local retailers, including such retailers as Bed, Bath & Beyond, Cost Plus World Market, Michael’s Stores, Pier 1 Imports and Williams-Sonoma. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise newness, quality and selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of location.

The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally-styled, quality merchandise, reflective of current market trends, offered at a value price combined with a unique store experience. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner, and providing a quality store experience.

In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See Item 1A of this Annual Report, “Risk Factors.”

Employees

We employed 3,667 employees at March 22, 2010. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our

Internet web site, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by written request to: Secretary, Kirkland’s, Inc., 2501 McGavock Pike, Suite 1000, Nashville, TN 37214.

Executive Officers of Kirkland’s

The name, age as of March 31, 2010, and position of each of our executive officers is as follows:

Robert E. Alderson, 63, has been a Director of Kirkland’s since September 1986 and has been Chief Executive Officer since February 2006. He also served as Chief Executive Officer from March 2001 to May 2005. He currently serves as President of Kirkland’s and he also served as President of Kirkland’s from February 2006 to March 2006 and as President from November 1997 to May 2005. He served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson. Mr. Alderson’s history with the Company, together with the variety of perspectives he has on our business from serving in different management positions over the course of 25 years, allow him to contribute substantive insights into the day-to-day mechanics of operating our business as well as the long-term opportunities that we should pursue.

W. Michael Madden, 40, has been Senior Vice President and Chief Financial Officer since January 2008 and Vice President and Chief Financial Officer since May 2006. Prior to his appointment as Chief Financial Officer, Mr. Madden served as Vice President of Finance from May 2005 to April 2006. Prior to May 2005, he served as Director of Finance since July 2000. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

Michelle R. Graul, 44, has been Senior Vice President of Human Resources and Stores since January 2010 and Senior Vice President of Human Resources since August 2008. Prior to her appointment as Senior Vice President of Human Resources, Mrs. Graul served as Vice President of Human Resources from March 2005 to July 2008. Prior to joining Kirkland’s, Mrs. Graul was employed with Pier 1 Imports and served in various positions of increasing responsibility over 13 years culminating as Zone Human Resources Director. Prior to joining Pier 1 Imports, Mrs. Graul had positions with four other retailers serving in various store operational roles and as a buyer.

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

If We Do Not Generate Sufficient Cash Flow, We May Not Be Able to Implement Our Growth Strategy.

The rate of our expansion will depend on, among other facts, the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. The cost of opening, expanding, remodeling and relocating new or existing stores — which is at the heart of our growth strategy — may increase in the future compared to historical costs. There can be no assurance that our business will generate adequate cash flow or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our senior credit facility contains provisions that restrict the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to open additional stores or expand, remodel and relocate existing stores as planned, which may adversely affect our growth strategy resulting in a decrease in net sales. There can be no assurances that we will be able to achieve our current plans for the opening of new stores and the expansion, remodeling or relocation of existing stores.

If We Are Unable to Profitably Open and Operate New Stores, We May Not Be Able to Adequately Execute Our Growth Strategy, Resulting in a Decrease in Net Sales and Net Income.

A key element of our growth strategy is to open new stores, both in existing markets and in new geographic markets that we select based on customer data and demographics. During fiscal 2009, we opened 18 new stores, and our future operating results will depend to a substantial extent on whether we are able to continue to open and operate new stores successfully. We plan to open approximately 30 to 40 new stores and close approximately 15 to 20 stores in fiscal 2010.

Our ability to open new stores and to expand, remodel and relocate existing stores depends on a number of factors, including our ability to:

•	Maintain or obtain adequate capital resources for leasehold improvements, fixtures and inventory on acceptable terms, or at all;

•	locate and obtain favorable store sites and negotiate acceptable lease terms;

•	construct or refurbish store sites;

•	obtain and distribute adequate product supplies to our stores;

•	maintain adequate warehousing and distribution capability at acceptable costs;

•	hire, train and retain skilled managers and personnel; and

•	continue to upgrade our information and other operating systems to control the anticipated growth and expanded operations.

There also can be no assurance that we will be able to open, expand, remodel and relocate stores at the anticipated rate, if at all. Furthermore, if we are unable to open new stores, there is no assurance that these new stores will generate net sales levels necessary to achieve store-level profitability. New stores that we open in our existing markets may draw customers away from our existing stores and may have lower net sales growth compared to stores opened in new markets.

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

Our Performance May be Affected by General Economic Conditions and the Recent Global Financial Crisis.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. Some of the factors that are having an impact on discretionary consumer spending include national or global economic downturns, an increase in consumer debt (and a corresponding decrease in the availability of affordable consumer credit), reductions in net worth based on recent severe market declines, softness in the residential real estate and mortgage markets, changes in taxation, increases in fuel and energy prices, fluctuation in interest rates, low consumer confidence and other macroeconomic factors.

Specialty retail is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of home décor and gifts tend to be highly correlated with cycles in consumers’ disposable income. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Because of the seasonality of our business, economic downturns during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. Purchases of home décor items may decline during recessionary periods, and a prolonged recession, and any related decrease in consumers’ disposable incomes, may have a material adverse effect on our business, financial condition and results of operations.

The distress in the financial markets that commenced in 2008 has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to access funds, refinance our existing indebtedness (if necessary), enter into agreements for new indebtedness or obtain funding through the issuance of our securities.

In addition, the credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, both as a result and independent of the current financial crisis in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

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

Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.

Numerous factors affect our comparable store net sales results, including among others, weather conditions, retail trends, the retail sales environment, economic conditions, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store net sales results have historically experienced fluctuations, and during fiscal 2004 through fiscal 2007, we experienced declines in comparable store sales. Our comparable store net sales may not increase from quarter to quarter, or may decline. As a result, the unpredictability of our comparable store net sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues or comparable store net sales may cause the price of our common stock to fluctuate significantly.

Failure to Protect the Integrity and Security of Individually Identifiable Data of Our Customers and Employees Could Expose Us to Litigation and Damage Our Reputation.

We receive and maintain certain personal information about our customers and employees. Our use of this information is regulated at the international, federal and state levels, as well as by certain third-party contracts. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations, and financial condition, and could result in litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

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

We purchase our products from approximately 235 vendors with which we have no long-term purchase commitments or exclusive contracts. None of our vendors supplied more than 10% of our merchandise purchases during fiscal 2009. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us. In addition, a period of unfavorable financial performance may make it difficult for some of our vendors to arrange for the financing or factoring of their orders with manufacturers, which could result in our inability to obtain desired merchandise from those vendors.

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

A significant portion of the distribution to our stores is coordinated through our distribution facility in Jackson, Tennessee. We depend on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of the distribution center. We cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason. Any significant disruption in the operations of this facility would have a material adverse effect on our ability to maintain proper inventory levels in our stores which could result in a loss of net sales and net income.

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

As of the date of this filing, our current directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 17% of our outstanding common stock. As a result, these shareholders are able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. These shareholders may support proposals and actions with which you may disagree or which are not in your interests.

If We Fail to Maintain an Effective System of Internal Control, We May Not be Able to Accurately Report Our Financial Results.

We maintain a system of internal control over financial reporting, but there are limitations inherent in internal control systems. If we are unable to maintain adequate and effective internal control over financial reporting, our financial reporting could be adversely affected. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be appropriate relative to their costs.

Item 2.	Properties

We lease all of our store locations and expect to continue our practice of leasing rather than owning. Our leases typically provide for 5-10 year initial terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Many of our leases provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level) and the rate of increase in key ancillary charges is generally capped.

As current leases expire, we believe we have the option to obtain favorable lease renewals for present store locations or obtain new leases for equivalent or better locations in the same general area. To date, we have not experienced unusual difficulty in either renewing or extending leases for existing locations or securing leases for suitable locations for new stores. A majority of our store leases contain provisions permitting the landlord to terminate the lease upon a change in control of Kirkland’s.

We currently lease one central distribution facility, consisting of 771,000 square feet, also located in Jackson, Tennessee. This lease has a 15-year initial term, with two five-year options. On March 1, 2007, we entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby we leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term. The Agreement provides for an annual rent beginning at $13 per square foot for the first year and increasing each year to $15.45 per square foot in the last year. The Agreement also includes an option to renew the lease for an additional seven years, with the rent for such option period to be at the then-current market rental rate. On December 3, 2009, we amended the Office Lease Agreement to include an additional 9,798 square feet of adjoining office space for an annual rent of $10 per square foot, increasing each year to $11.00 per square foot in the last year. The combined Nashville office houses the merchandising, marketing, store operations and real estate teams, as well as certain other senior management personnel.

The following table indicates the states where our stores are located and the number of stores within each state as of January 30, 2010:

Alabama	16
Arizona	12
Arkansas	7
California	11
Delaware	1
Florida	37
Georgia	16
Illinois	6
Indiana	5
Iowa	1
Kansas	2
Kentucky	8
Louisiana	10
Maryland	4
Michigan	3
Minnesota	4
Mississippi	10
Missouri	5
Nevada	2
New York	7
North Carolina	17
Ohio	8
Oklahoma	4
Pennsylvania	4
South Carolina	5
Tennessee	13
Texas	51
Virginia	8
Wisconsin	2

Total	279

Item 3.	Legal Proceedings

We are involved in various routine legal proceedings incidental to the conduct of our business. We believe any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on our operations or financial condition. Although the outcome of such proceedings and claims cannot be determined with certainty, we believe that it is unlikely that these proceedings and claims in excess of insurance coverage will have a material effect on our operations, financial condition or cash flows.

Item 4.	Reserved

Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK.” We commenced trading on Nasdaq on July 11, 2002. On March 12, 2010, there were approximately 81 holders of record, and approximately 5,300 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	$7.00	$2.65	$1.80	$0.73
Second Quarter	$14.42	$5.74	$2.90	$1.75
Third Quarter	$15.40	$11.18	$2.70	$1.74
Fourth Quarter	$18.95	$12.68	$3.05	$1.86

Dividend Policy

We currently intend to retain future earnings to finance the continued growth and development of our business, and do not, therefore, anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our senior credit facility restricts the payment of cash dividends. There have been no dividends declared on any class of our common stock during the past two fiscal years. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2009 represented the 52 weeks ended on January 30, 2010. Fiscal 2008 represented the 52 weeks ended on January 31, 2009.

Introduction

We are a specialty retailer of home décor in the United States, operating 279 stores in 29 states as of January 30, 2010. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving. For fiscal 2009, we recorded total revenues of $406.2 million, an increase of 3.8% as compared to fiscal 2008. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth during our over 40-year history and have expanded our store base into different regions of the country. During fiscal 2009, we opened 18 new stores and closed 38 stores.

Overview of Key Financial Measures

Total revenue and gross profit are the most significant drivers to our operating performance. Total revenue consists of all merchandise sales to customers and gift card breakage, net of estimated returns and exclusive of sales taxes. Our total revenue for fiscal 2009 increased by 3.8% to $406.2 million from $391.3 million in fiscal 2008. This increase is attributable to an increase in comparable store sales and average sales per store which was partially offset by a decrease in our store count. Comparable store sales increased 8.4% for fiscal 2009. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales. Cost of sales has five distinct components: product cost (including inbound freight), outbound freight cost, store occupancy cost, central distribution cost and discounts associated with our loyalty program. Product cost comprises the majority of cost of sales, while discounts associated with our loyalty program are the least significant of these five elements. Product and outbound freight cost are variable, while occupancy and distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2009, gross profit increased 25.8% to $168.5 million from $134.0 million for fiscal 2008. Gross profit percentage for fiscal 2009 increased to 41.5% of total revenue from 34.2% of total revenue for fiscal 2008, primarily due to lower levels of markdowns and a more productive merchandise assortment during fiscal 2009 as well as higher initial markup percentages due in part to lower ocean freight rates.

Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs such as depreciation and amortization. Because many operating expenses are fixed costs, and because operating costs tend to rise over time, increases in comparable store sales typically are necessary to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to understand fully our operating performance, we typically identify such costs separately where significant on the consolidated statement of income so that we can evaluate comparable expense data across different periods.

For fiscal 2009, we reported net income of $34.6 million, or $1.71 per diluted share, compared with net income of $9.3 million or $0.47 per diluted share for fiscal 2008. We believe that expressing net income and earnings per share for quarterly and annual fiscal 2009 results using a normalized tax rate is instrumental in judging our performance for future periods when we expect to incur such normalized tax rates. Excluding adjustments to our valuation allowance on deferred taxes and certain income tax credits related to prior periods, we would have reported net income of $28.7 million or $1.42 per diluted share for the full year of fiscal 2009, and $18.8 million or $0.92 per share for the fourth quarter of fiscal 2009. A reconciliation of these non-GAAP financial measures is presented on page 25.

A complete evaluation of our financial performance incorporates not only operating results, but also an assessment of how effectively we are deploying our capital. We believe that a high return on capital is an indicator of a financially productive business. Accordingly, we evaluate our earnings in relation to inventories, total assets, and shareholder equity in order to determine if we are achieving acceptable levels of return on our capital. Inventory yield (gross profit divided by average inventories), return on assets (net income divided by total assets) and return on equity (net income divided by total shareholders’ equity) are three of the measures we use.

We use a number of key performance measures to evaluate our financial performance, including the following:

	Fiscal Year
	2009	2008

Total revenue growth	3.8%	(1.4)%
Comparable store sales growth(1)	8.4%	3.6%
Average total revenue per store (in thousands)(2)	$1,360	$1,218
Average total revenue per square foot(3)	$224	$210
Merchandise margin as a percentage of total revenue(4)	55.4%	51.2%
Gross profit as a percentage of total revenue	41.5%	34.2%
Compensation and benefits as a percentage of total revenue	17.6%	17.8%
Other operating expenses as a percentage of total revenue	8.8%	9.1%
GAAP earnings per share	$1.71	$0.47
Adjusted earnings per share(5)	$1.42	$0.30
Inventory yield(6)	396.5%	297.0%
Return on assets (ROA)(7)	23.7%	7.5%
Return on equity (ROE)(8)	49.1%	19.6%

(1)	Comparable store sales are calculated by including new stores on the first day of the month following the 13th full fiscal month of sales.

(2)	Calculated using total revenues of all stores open at both the beginning and the end of the period indicated.

(3)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(4)	Merchandise margin is calculated as net sales minus product cost of sales and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.

(5)	Adjusted earnings per share excludes adjustments to the valuation allowance for deferred tax assets and certain income tax credits related to prior periods. Please see the table on page 25 for more information on these adjustments.

(6)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.

(7)	Return on assets equals net income divided by average total assets.

(8)	Return on equity equals net income divided by average total shareholders’ equity.

Strategic Areas of Emphasis

After three years of store count reductions and the recent improvement in the overall financial performance of the business, in fiscal 2010 we intend to begin increasing our store count through the construction of new stores and fewer store closings. Our approach to new store growth will be focused largely within our existing geographic markets, and include several replacements of existing stores, primarily in enclosed malls, with larger off-mall locations that we believe have better long-term sales potential. During fiscal 2010, we expect to open a total of 30 to 40 stores, and expect to close approximately 15 to 20 stores. Many of these expected closings are currently in markets where we are pursuing or have identified a relocation opportunity. Fiscal 2010 new store openings will be concentrated in the second half of the fiscal year with the last new store openings occurring in mid-November. Store closings for fiscal 2010 are expected to occur at fairly regular intervals over the course of the entire fiscal year.

The following table summarizes our stores in terms of size as of January 30, 2010 and January 31, 2009:

	As of	As of
	January 30,	January 31,
	2010	2009

Number of Stores	279	299
Square footage	1,694,364	1,740,992
Average square footage per store	6,073	5,823

As part of the shifting focus towards growth, we are also investing in technology to provide the infrastructure to support our future needs. During fiscal 2010, we plan to complete the roll-out of new point-of-sale (“POS”) software and hardware to all of our stores. We also have selected a new platform and plan to complete a re-design of our current website — www.kirklands.com — providing us with the necessary tools to re-launch a direct-to-consumer business on the Internet this year.

Looking forward, we are also planning for enhancements or replacements of other key software applications in the areas of merchandising, planning and allocation, customer relationship management, and general ledger and financial statements. These projects are in the planning phases and will be implemented in stages over the next three fiscal years. We view these technology projects as essential and supportive to the execution of our growth strategy.

Our cash balances increased from $36.4 million at January 31, 2009 to $76.4 million at January 30, 2010 primarily due to our significant improvement in gross margin during fiscal 2009. Our objective is to finance all of our operating and investing activities for fiscal 2010 with cash provided by operations. We expect that capital expenditures for fiscal 2010 will range from $25 million to $28 million, and will be used primarily to fund leasehold improvements of approximately 30 to 40 new stores and to maintain our investments in existing stores and our distribution center, as well as to improve our information technology infrastructure.

Fiscal 2009 Compared to Fiscal 2008

Results of operations.  The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2009		Fiscal 2008		Change
	$	%	$	%	$	%

Net sales	$405,676	99.9%	$390,640	99.8%	$15,036	3.8%
Gift card breakage revenue	518	0.1%	637	0.2%	(119)	(18.7)%

Total revenue	406,194	100.0%	391,277	100.0%	14,917	3.8%
Cost of sales	237,688	58.5%	257,286	65.8%	(19,598)	(7.6)%

Gross profit	168,506	41.5%	133,991	34.2%	34,515	25.8%
Operating expenses:
Compensation and benefits	71,300	17.6%	69,508	17.8%	1,792	2.6%
Other operating expenses	35,763	8.8%	35,721	9.1%	43	0.1%
Impairment charge	—	0.0%	352	0.1%	(352)	(100.0)%
Depreciation and amortization	14,505	3.6%	18,741	4.8%	(4,236)	(22.6)%

Operating income	46,938	11.6%	9,669	2.5%	37,269	385.4%
Interest expense, net	209	0.1%	50	0.0%	159	318.0%
Other income, net	(256)	(0.1)%	(469)	(0.1)%	213	(45.4)%

Income before income taxes	46,985	11.6%	10,088	2.6%	36,897	365.8%
Income tax provision	12,415	3.1%	783	0.2%	11,632	1485.6%

Net income	$34,570	8.5%	$9,305	2.4%	$25,265	271.5%

Net sales.  Net sales increased by 3.8% to $405.7 million for fiscal 2009 from $390.6 million for fiscal 2008. The net sales increase in fiscal 2009 resulted primarily from the increase in comparable store sales and average store sales, partially offset by a decrease in store count. We opened 18 new stores in fiscal 2009 and 3 new stores in fiscal 2008, and we closed 38 stores in fiscal 2009 and 39 stores in fiscal 2008. During fiscal 2009, comparable store sales increased 8.4% as compared to a 3.6% increase in fiscal 2008. The comparable store sales increase accounted for a $29.5 million increase in overall sales, while the net reduction of the store base accounted for a $14.4 million decline in sales. The comparable store sales increase was primarily due to an increase in customer conversion rate coupled with an increase in customer traffic, and an increase in the average ticket. The increase in the average ticket was the result of a higher average retail selling price, partially offset by a decline in items per transaction. Merchandise categories that performed the strongest in fiscal 2009 were wall décor, seasonal, gift/novelty, and frames.

Gross profit.  Gross profit increased $34.5 million, or 25.8%, to $168.5 million for fiscal 2009 from $134.0 million for fiscal 2008. Gross profit expressed as a percentage of total revenue increased to 41.5% for fiscal 2009, from 34.2% for fiscal 2008. The increase in gross profit as a percentage of total revenue was primarily driven by improved merchandise margins, which increased from 51.2% in fiscal 2008 to 55.4% in fiscal 2009. Merchandise margin is calculated as total revenue minus product cost of sales and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was the result of a lower markdown rate, a more productive merchandise assortment, and higher initial markups. Strong sell-through of merchandise resulting from a more compelling merchandise mix led to lower markdown rates. Initial markups increased primarily due to significantly lower ocean freight costs. Store occupancy costs as a percentage of net sales decreased from $45.1 million, or 11.5% of total revenue in fiscal 2008 to $38.0 million, or 9.4% of total revenue in fiscal 2009. This decline resulted from favorable lease renewal or extension terms, comparable store sales leverage and the closure of underperforming stores. Outbound freight costs decreased as a percentage of sales reflecting a decline in diesel costs and leverage from the sales increase. Central distribution expenses declined slightly as a percentage of sales, reflecting leverage from the sales increase.

Compensation and benefits.  Compensation and benefits, including both store and corporate personnel, was $71.3 million, or 17.6% of total revenue, for fiscal 2009, as compared to $69.5 million, or 17.8% for fiscal 2008. The decrease in the compensation and benefits ratio was primarily due to the positive comparable store sales performance. The decrease in the compensation and benefits ratio was offset somewhat by an increase in stock compensation expense.

Other operating expenses.  Other operating expenses, including both store and corporate costs, were $35.6 million, or 8.8% of total revenue, for fiscal 2009 as compared to $35.7 million, or 9.1% of total revenue, for fiscal 2008. Operating expenses as a percentage of net sales decreased due to positive comparable store sales performance and the leveraging effect on the fixed components of store and corporate operating expenses. This decrease was slightly offset by higher marketing expenses and professional fees related to information technology projects in fiscal 2009 as compared to fiscal 2008.

Depreciation and amortization.  Depreciation and amortization expense was $14.5 million, or 3.6% of total revenue, for fiscal 2009 as compared to $18.7 million, or 4.8% of total revenue, for fiscal 2008. The decrease in depreciation and amortization was the result of a smaller store base in fiscal 2009 as compared to fiscal 2008 as well as extensions of certain store leases beyond their initial terms where the related leasehold improvements are generally fully depreciated, the large reduction in capital expenditures during fiscal 2008, and the relatively low amount of capital expenditures during fiscal 2009.

Income tax expense.  Income tax expense was 26.4% of pre-tax income for fiscal 2009 as compared to 7.8% of pre-tax income for fiscal 2008. The most significant reconciling item between our effective tax rate and the federal statutory rate of 35% during fiscal 2009 and fiscal 2008 was the reversal of $5.4 million and $3.4 million, respectively, of the valuation allowance previously established against deferred tax assets primarily related to net operating losses generated in fiscal 2007. We were able to reverse these amounts of the previously established valuation allowance as we achieved positive operating performance in fiscal 2009 and fiscal 2008. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.

Net income.  As a result of the foregoing, we reported net income of $34.6 million, or $1.71 per diluted share for fiscal 2009 compared to net income of $9.3 million, or $0.47 per diluted share for fiscal 2008.

Reconciliation of Non-GAAP Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with generally accepted accounting principles (non-GAAP measures). The non-GAAP measures are “adjusted net income” and “adjusted earnings per share” and are equal to net income, and earnings per share, in each case excluding adjustments to the Company’s valuation allowance for deferred tax assets and certain income tax credits related to prior periods. Management uses these measures to focus on normalized operations, and believes that it is useful to investors because it enables them to perform more meaningful comparisons of past, present and future operating results. Non-GAAP measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our financial performance, financial position, or cash flows. However, the Company believes that using this information, along with the corresponding GAAP measures, provides for a more complete analysis of the results of operations by quarter. Net income and earnings per share are the most directly comparable GAAP measures. Below is a reconciliation of the non-GAAP measures to their most comparable GAAP measures:

Reconciliation of Non-GAAP Financial Information

	52 Weeks Ended
	January 30,	January 31,
	2010	2009
	(Dollars in thousands, except per share amounts)

Net income
Net income in accordance with GAAP	$34,570	$9,305
Adjustments to the valuation allowance for deferred tax assets and certain income tax credits related to prior periods	$(5,881)	$(3,376)

Adjusted net income	$28,689	$5,929

Diluted earnings per share
Diluted EPS in accordance with GAAP	$1.71	$0.47
Adjustments to the valuation allowance for deferred tax assets and certain income tax credits related to prior periods	$(0.29)	$(0.17)

Adjusted diluted earnings per share	$1.42	$0.30

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

Cash flows from operating activities.  Net cash provided by operating activities was $50.0 million and $29.6 million for fiscal 2009 and fiscal 2008, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash from operations as compared to fiscal 2008 was primarily the result of the improvement in our operating performance.

Cash flows from investing activities.  Net cash used in investing activities for fiscal 2009 was approximately $10.2 million as compared to net cash provided by investing activities of approximately $960,000 for fiscal 2008. Net cash used in investing activities in fiscal 2009 consisted principally of capital expenditures related to new store construction and information technology projects. During fiscal 2009, we opened 18 stores compared to three stores in fiscal 2008. We expect that capital expenditures for fiscal 2010 will range from $25 to $28 million, primarily to fund the leasehold improvements of approximately 30 to 40 new stores, improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center. We anticipate that capital expenditures, including leasehold improvements and furniture and fixtures, and equipment for our new stores in fiscal 2010 will average approximately $400,000 to $430,000 per store. We anticipate that we will continue to receive tenant allowances, which help to reduce our initial cash investment in new stores. These allowances are reflected as a component of cash flows from operating activities within our consolidated statement of cash flows.

Cash flows from financing activities.  Net cash provided by financing activities was approximately $0.2 million for fiscal 2009 and $0.1 million for fiscal 2008 and were comprised of employee stock purchases and stock option exercises. During fiscal 2009 and fiscal 2008, we did not make any draws on our revolving credit facility.

Revolving credit facility.  Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.24% at January 30, 2010) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximate $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 million to $4.5 million depending on the size of the borrowing base, at all times.

As of January 30, 2010, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $21.4 million available for borrowing (net of the availability block as described above).

At January 30, 2010, our balance of cash and cash equivalents was approximately $76.4 million and the borrowing availability under our facility was $21.4 million (net of the availability block as described above). We did not borrow from our credit facility during fiscal 2009, nor do we expect any borrowings during fiscal 2010. We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2009 and fiscal 2008. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2009 Quarter Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010

Total revenue	$83,320	$87,688	$92,389	$142,797
Gross profit	32,108	33,473	37,930	64,995
Operating income	4,028	4,776	7,643	30,491
Net income(1)	3,478	3,444	5,570	22,078
Earnings per share:
Basic	0.18	0.18	0.28	1.12
Diluted	0.17	0.17	0.27	1.08
Stores open at end of period	292	291	296	279
Comparable store net sales increase	5.2%	6.1%	11.3%	10.2%

	Fiscal 2008 Quarter Ended
	May 3,	August 2,	November 1,	January 31,
	2008	2008	2008	2009

Total revenue	$84,077	$87,684	$85,878	$133,638
Gross profit	26,699	27,618	28,344	51,330
Operating income (loss)	(2,825)	(1,736)	(1,521)	15,751
Net income (loss)(2)	(2,552)	(1,694)	(1,471)	15,022
Earnings (loss) per share:
Basic	(0.13)	(0.09)	(0.07)	0.76
Diluted	(0.13)	(0.09)	(0.07)	0.76
Stores open at end of period	325	324	321	279
Comparable store net sales increase	4.3%	2.8%	1.2%	5.3%

(1)	As a result of positive operating performance throughout fiscal 2009, we were able to reverse the remaining $5.4 million of valuation allowance against our deferred tax assets.

(2)	As a result of our positive operating performance in fiscal 2008, we were able to reverse $3.4 million of the valuation allowance against our deferred tax assets during the quarter ended January 31, 2009.

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

Inventory valuation — Our inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. The carrying value of our inventory is affected by reserves for shrinkage and obsolescence.

We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage percentage varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $130,000 as of January 30, 2010.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or market) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 30, 2010, our reserve for obsolescence was $38,000.

Impairments — In accordance with the provisions of FASB ASC 360, “Property, Plant, and Equipment”, we evaluate the recoverability of the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the assets related to such stores. Future cash flows are projected for the remaining lease life. The key assumptions used to determine the estimated cash flows for these stores include net sales and gross margin performance, payroll and related items, occupancy costs and other costs to operate. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference, if any, between the assets’ fair value and carrying value. Based on the estimated fair values of certain long-lived assets, we recorded an impairment charge of approximately $352,000 during fiscal 2008.

We have not made any material changes in our impairment loss assessment methodology in the financial periods presented. Additionally, we do not believe that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Depreciation — Approximately 22% of our assets at January 30, 2010, represent investments in property and equipment. Determining appropriate depreciable lives requires judgments and estimates.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are partially self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. Our self-insurance reserve estimates totaled $3.4 million as of the end of fiscal years 2009 and 2008. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. In recent years, we have experienced unfavorable claims development, particularly related to workers compensation, and have adjusted our estimates accordingly.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $0.3 million for fiscal 2009.

Income taxes — We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. During fiscal 2009 and fiscal 2008, as a result of generating positive operating performance, we were able to reverse $5.4 million and $3.4 million, respectively, of previously established valuation allowance against deferred tax assets. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.

Additionally, our income tax returns are periodically audited by U.S. federal and state tax authorities which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A 10% change in our unrecognized tax benefit reserve at January 30, 2010 would have affected net earnings by approximately $47,000 in fiscal 2009.

Stock-based compensation — We have stock-based compensation plans which include incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan. See Note 7, Employee Benefit Plans, to the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimated the fair value of our stock option award as of the grant date based upon a Black-Scholes-Merton option pricing model. We estimate the fair value of our restricted stock units as of the grant date utilizing the average market price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.

The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. However, in fiscal 2009, we did experience a significant increase in the estimated fair value of awards granted ($5.29 per share in 2009 compared to $1.44 per share in 2008) because of the increase in our stock price during 2009 when compared to previous years and the related impact to the computation of fair value. Consequently, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended January 30, 2010, would have affected net earnings by approximately $0.1 million.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of January 30, 2010, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2009, nor do we expect any borrowings during fiscal 2010.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 30, 2010.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2010 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 30, 2010. Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of January 30, 2010, as stated in their report which is included in this Annual Report on Form 10-K.

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

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 7, 2010; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors’ in our Proxy Statement; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	Outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders	1,702,372	$7.77	1,070,257
Equity compensation plans not approved by security holders	—	—	—
Total	1,702,372	$7.77	1,070,257

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statements

(a) 1. Financial Statements

The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited Kirkland’s, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kirkland’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kirkland’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirkland’s, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended January 30, 2010, of Kirkland’s, Inc. and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Memphis, Tennessee
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. as of January 30, 2010 and January 31, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirkland’s, Inc.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Memphis, Tennessee
April 15, 2010

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 30, 2010	January 31, 2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$76,412	$36,445
Inventories, net	39,355	38,686
Deferred income taxes	3,552	1,831
Prepaid expenses and other current assets	4,331	4,360

Total current assets	123,650	81,322
Property and equipment, net	36,856	41,826
Non-current deferred income taxes	4,395	2,998
Other assets	640	618

Total assets	$165,541	$126,764

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,589	$13,501
Income taxes payable	7,087	5,349
Accrued expenses	25,402	24,981

Total current liabilities	48,078	43,831
Deferred rent	25,399	27,534
Other liabilities	3,579	3,048

Total liabilities	77,056	74,413

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 30, 2010, and January 31, 2009	—	—
Common stock, no par value, 100,000,000 shares authorized; 19,749,148 and 19,653,270 shares issued and outstanding at January 30, 2010, and January 31, 2009, respectively	143,374	141,810
Accumulated deficit	(54,889)	(89,459)

Total shareholders’ equity	88,485	52,351

Total liabilities and shareholders’ equity	$165,541	$126,764

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended
	January 30,	January 31,
	2010	2009
	(In thousands, except per share data)

Net sales	$405,676	$390,640
Gift card breakage revenue	518	637

Total revenue	406,194	391,277
Cost of sales (exclusive of depreciation as shown below)	237,688	257,286

Gross profit	168,506	133,991
Operating expenses:
Compensation and benefits	71,300	69,508
Other operating expenses	35,763	35,721
Impairment charges	—	352
Depreciation	14,505	18,741

Total operating expenses	121,568	124,322
Operating income	46,938	9,669
Interest expense	209	123
Interest income	—	(73)
Other income, net	(256)	(469)

Income before income taxes	46,985	10,088
Income tax expense	12,415	783

Net income	$34,570	$9,305

Earnings per share:
Basic	$1.76	$0.47

Diluted	$1.71	$0.47

Weighted average shares for basic earnings per share	19,696	19,628
Effect of dilutive stock equivalents	553	63

Adjusted weighted average shares for diluted earnings per share	20,249	19,691

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
	(In thousands, except share data)

Balance at February 2, 2008	19,585,093	$141,334	$(98,764)	$42,570
Exercise of stock options and employee stock purchases	68,177	103		103
Stock-based compensation expense		373		373
Net income			9,305	9,305

Balance at January 31, 2009	19,653,270	141,810	(89,459)	52,351
Exercise of stock options and employee stock purchases	95,878	241		241
Stock-based compensation expense		1,323		1,323
Net income			34,570	34,570

Balance at January 30, 2010	19,749,148	$143,374	$(54,889)	$88,485

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
	January 30,	January 31,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$34,570	$9,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	14,505	18,741
Amortization of tenant allowance	(7,991)	(9,016)
Amortization of debt issue costs	27	27
Impairment charge	—	352
Stock-based compensation expense	1,323	373
Loss on disposal of property and equipment	711	1,123
Deferred income taxes	(3,118)	(4,510)
Changes in assets and liabilities:
Inventories, net	(669)	2,560
Prepaid expenses and other current assets	29	3,608
Other noncurrent assets	(49)	161
Accounts payable	2,088	(2,285)
Income taxes payable	1,738	8,249
Accrued expenses and other current and noncurrent liabilities	6,808	874

Net cash provided by operating activities	49,972	29,562

Cash flows from investing activities:
Proceeds from sale of property and equipment	67	3,700
Capital expenditures	(10,313)	(2,740)

Net cash provided by (used in) investing activities	(10,246)	960

Cash flows from financing activities:
Exercise of stock options and employee stock purchases	241	103

Net cash provided by financing activities	241	103

Cash and cash equivalents:
Net increase	39,967	30,625
Beginning of the year	36,445	5,820

End of the year	$76,412	$36,445

Supplemental cash flow information:
Interest paid	$91	$92

Income taxes paid (refunded)	$13,610	$(2,879)

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 279 stores in 29 states as of January 30, 2010. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets, asset retirement obligations, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, gift card breakage, customer loyalty program accruals and contingent liabilities.

Certain reclassifications have been made in the prior year’s consolidated financial statements to conform to the fiscal 2009 presentation. These reclassifications had no effect on net income, shareholders’ equity, total assets and total liabilities, or the major categories of the cash flow statement. The expenses associated with the Company’s customer loyalty program were reclassified during the fourth quarter of fiscal 2009 to cost of sales from other operating expenses. This reclassification on the statements of income was made in all prior periods presented for comparability purposes. The amounts reclassified were approximately $676,000 and $1.1 million for fiscal years 2009 and 2008, respectively.

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2009 represented the 52 weeks ended on January 30, 2010 and fiscal 2008 represented the 52 weeks ended on January 31, 2009.

Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and investments with maturities of 90 days or less at the date of purchase.

Cost of sales and inventory valuation — Cost of sales includes all costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, internal transfer costs, outbound freight, discounts associated with the customer loyalty program, all overhead associated with our distribution facility and its network and store occupancy costs. The Company’s inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. The Company estimates the amount of shrinkage that has occurred through theft or damage and adjusts that amount to actual at the time of its physical inventory counts which occur throughout the fiscal year. The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise.

Vendor allowances — The Company receives various payments and allowances from vendors, including rebates and other credits. The amounts received are subject to the terms of vendor agreements, which generally do not state an expiration date, but are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions and changes in the profitability, quality, or sell-through of the related merchandise. For all such vendor allowances, the Company records the vendor funds as a reduction of inventories. As the related inventory is sold, such allowances and credits are recognized as a reduction to cost of sales. The Company’s vendor funding arrangements generally do not provide for any reimbursement arrangements that are for specific, incremental, identifiable costs and are consequently recorded as a reduction to advertising or other operating, selling, general and administrative expenses.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment — Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Furniture, fixtures and equipment are generally depreciated over five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term, typically ranging from five to 10 years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of January 30, 2010, the liability for asset retirement obligations was approximately $232,000.

Impairment of long-lived assets — The Company evaluates the recoverability of the carrying amounts of long-lived assets whenever events or changes in circumstances dictate that their carrying value may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the assets related to the store. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference, if any, between the assets’ fair value and carrying value. Based on the estimated fair values of certain long-lived assets, the Company recorded an impairment charge of $352,000 during fiscal 2008. As of January 30, 2010, and January 31, 2009, these stores had a remaining carrying value of long-lived assets totaling $1.2 million and $1.3 million, respectively.

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are partially self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, among others, inflation rates, claim settlement patterns, litigation trends and legal interpretations. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends.

Customer loyalty program — The Company has established a private-label credit card program for its customers. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. All cardholders are automatically enrolled in a loyalty program whereby cardholders earn loyalty points in return for making purchases in the Company’s stores. Attaining specified loyalty point levels results in the issuance of discount certificates to the cardholder. The Company accrues for the expected liability associated with the discount certificates issued as well as the accumulated points that have not yet resulted in the issuance of a certificate adjusted for expected redemption rates. This liability is included within accrued expenses on the consolidated balance sheet and the changes to the liability are included within cost of sales on the consolidated statements of income.

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for its new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. The

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative net excess of recorded rent expense over lease payments totaled $6.3 million, of which $704,000 was reflected as a current liability in accrued expenses and $5.6 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet as of January 30, 2010. As of January 31, 2009, $751,000 was reflected as a current liability in accrued expenses and $5.9 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of tenant allowances. These tenant allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of January 30, 2010, the unamortized amount of tenant allowances totaled $25.7 million, of which $5.9 million was reflected as a current liability in accrued expenses and $19.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 31, 2009, $6.4 million was reflected as a current liability in accrued expenses and $21.6 was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers. Net sales include the sale of merchandise, net of estimated returns and exclusive of sales taxes.

Revenues from gift cards are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the Redemption Recognition Method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as breakage revenue. The Company recognized approximately $518,000 in gift card breakage during fiscal 2009, compared to approximately $637,000 during fiscal 2008.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as stock-based compensation, employee health benefits, 401(k) plan benefits, social security and unemployment taxes.

Stock-based compensation — Stock-based compensation includes stock option grants and certain other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards. This compensation expense is recorded within compensation and benefits in the statement of income. See “Note 7 — Employee Benefit Plans” for further discussion.

Other operating expenses — Other operating expenses consist of such items as insurance, advertising, utilities, property taxes, supplies, losses on disposal of assets and various other store and corporate expenses.

Preopening expenses — Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising expenses — Advertising costs are expensed in the period in which the related advertising activity first takes place. Advertising expense was $2,164,000 and $1,452,000 for fiscal years 2009 and 2008, respectively.

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

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company provides for uncertain tax positions and the related interest and penalties, if any, based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 30, 2010, the Company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the Company’s effective tax rate in a given financial statement period may be affected.

The Company’s income tax returns are audited by state and federal authorities; and, the Company is typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which the Company operates. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and experience with previous similar tax positions. The Company regularly reviews its tax reserves for these items and assesses the adequacy of the amount recorded. The Company evaluates potential exposures associated with its various tax filings by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires estimation and measurement of the tax benefit as the largest amount that is more than 50% likely to be recognized upon settlement.

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

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were approximately 834,000 shares and 761,000 shares for fiscal 2009 and 2008, respectively.

Comprehensive income — Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of income.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating segments — The Company has determined that each of its stores is an operating segment. The operating performance of all stores has been aggregated into one reportable segment. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across its store base, the Company operates one store format under the Kirkland’s name in which each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its operating segments would not provide meaningful additional information.

Note 2 —	Property and Equipment

Property and equipment is comprised of the following (in thousands):

	January 30,	January 31,
	2010	2009

Equipment	$27,041	$26,680
Furniture and fixtures	39,484	40,910
Leasehold improvements	55,277	57,302
Projects in progress	1,856	317

	123,658	125,209
Less: accumulated depreciation	86,802	83,383

	$36,856	$41,826

Note 3 —	Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 30,	January 31,
	2010	2009

Salaries and wages	$6,911	$5,659
Gift cards and store credits	5,413	5,239
Sales taxes	2,325	1,829
Deferred rent	6,557	7,125
Other	4,196	5,129

	$25,402	$24,981

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. Income tax expense consists of the following (in thousands):

	52 Weeks Ended
	January 30,	January 31,
	2010	2009

Current
Federal	$13,203	$5,172
State	2,330	121
Deferred
Federal	2,227	(648)
State	92	(486)
Change in valuation allowance	(5,437)	(3,376)

	$12,415	$783

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended
	January 30,	January 31,
	2010	2009

Tax at federal statutory rate	$16,445	$3,531
State income taxes (net of federal benefit)	1,782	565
Change in valuation allowance	(5,437)	(3,376)
Other	(375)	63

Income tax expense	$12,415	$783

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 30,	January 31,
	2010	2009

Deferred tax assets:
Net operating loss and carryforwards	$—	$2,167
Accruals	3,964	3,664
Inventory valuation	220	279
Deferred rent and other	5,115	5,222

Total gross deferred tax assets	9,299	11,332
Less: Valuation allowance	—	(5,437)

Total net deferred tax assets	9,299	5,895
Deferred tax liabilities:
Depreciation	(1,109)	(833)
Prepaid assets	(243)	(233)

Total deferred tax liabilities	(1,352)	(1,066)

Net deferred tax assets	$7,947	$4,829

Future utilization of the deferred tax assets is evaluated by the Company and the valuation allowance is adjusted accordingly. In recent years, the Company’s valuation allowance has primarily related to deferred tax assets associated with net operating losses. As a result of positive operating performance in fiscal years 2009 and 2008, the Company was able to reverse $5.4 million and $3.4 million, respectively, of the valuation allowance. At January 30, 2010, there was no remaining valuation allowance against the Company’s deferred tax assets.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2005. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2003. The Company has no ongoing U.S. federal, state or local income tax examinations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	52 Weeks Ended
	January 30,	January 31,
	2010	2009
	(In thousands)

Balance at the beginning of the year	$667	$690
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	186	121
Reductions for tax positions of prior years	—	—
Reductions due to settlements	—	—
Reductions due to lapse of the statute of limitations	—	(144)

Balance at the end of the year	$853	$667

Included in the January 30, 2010 balance is $466,000 of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $215,000 and $192,000 accrued for the payment of interest and penalties associated with unrecognized tax benefits at January 30, 2010 and January 31, 2009, respectively.

Note 5 —	Senior Credit Facility

Effective October 4, 2004, the Company entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under the borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended revolving credit facility, other than First In Last Out (“FILO”) loans, bears interest at a floating rate equal to the 60-day LIBOR rate (0.24% at January 30, 2010) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.5% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by its subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3 to $4.5 million depending on the size of the borrowing base, at all times.

As of January 30, 2010, the Company was in compliance with the covenants in the facility and there was zero in outstanding borrowings under the credit facility, with approximately $21.4 million available for borrowing (net of the availability block as described above).

Note 6 —	Long-Term Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2020. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases was approximately $39,931,000 and $50,152,000 in fiscal years 2009 and 2008, respectively. Contingent rental expense was approximately $63,000 and $83,000 for fiscal years 2009 and 2008, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $41,037,000 in 2010; $33,601,000 in 2011; $29,427,000 in 2012; $26,836,000 in 2013; $22,725,000 in 2014 and $57,113,000 thereafter.

Note 7 —	Employee Benefit Plans

Stock-based compensation — Stock-based compensation includes stock option grants and certain other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $1.3 million and $373,000 for fiscal years 2009 and 2008, respectively. The tax deductions in excess of recognized compensation cost are classified as a financing cash inflow.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of January 30, 2010, options to purchase 152,928 shares of common stock were outstanding under the 1996 Plan at an exercise price of $1.29. Options issued to employees under the 1996 Plan have maximum contractual terms of 10 years and vest ratably over 3 years. No additional options may be granted under the 1996 Plan.

In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 years. Options issued to non-employee directors vest immediately on the date of the grant. As of January 30, 2010, options to purchase 1,165,000 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.03 to $18.55 per share. As of January 30, 2010, there were 384,444 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $2.03 to $2.31 per share. RSUs generally vest after a 3 year period and are convertible into common stock on the date of vesting.

The following table summarizes information about employee stock options outstanding and exercisable at January 30, 2010:

	Options Outstanding
		Weighted Average
		Remaining		Options Exercisable
	Number	Contractual	Weighted Average	Number	Weighted Average
Range of Exercise Prices	of Shares	Life (In Years)	Exercise Price	of Shares	Exercise Price

$1.29 - $4.25	285,428	4.9	$1.77	235,426	$1.72
$6.26 - $11.75	965,000	8.0	$8.87	367,500	$8.81
$14.58 - $18.55	67,500	3.4	$17.44	67,500	$17.44

Total	1,317,928	7.1	$7.77	670,426	$7.19

As of January 30, 2010, there were 1,270,428 outstanding in-the-money options. Shares reserved for future stock-based grants approximated 915,000 at January 30, 2010. The weighted average grant date fair value of options granted during fiscal 2009 and fiscal 2008 were $5.29 and $1.44, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of January 30, 2010 was approximately $10.3 million and $6.4 million, respectively. At January 30, 2010, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $2.5 million which is expected to be recognized over a weighted average period of 1.9 years.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally issues new shares when options are exercised. Transactions under the Company’s stock option plans in each of the periods indicated are as follows:

		Weighted
	Number of	Average
	Options	Exercise Price

Balance at February 2, 2008	838,570	$8.00
Options granted	130,000	2.08
Options exercised	—	—
Options forfeited	(175,833)	10.65

Balance at January 31, 2009	792,737	6.44
Options granted	630,000	8.88
Options exercised	(82,309)	4.37
Options forfeited	(22,500)	4.37

Balance at January 30, 2010	1,317,928	$7.77

Options Exercisable As of:
January 30, 2010	670,426	$7.19

January 31, 2009	680,648	$7.13

The fair value of each option is recorded as compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in fiscal years 2009 and 2008 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended
	January 30, 2010	January 31, 2009

Expected price volatility	0.63	0.61
Risk-free interest rate	3.3%	3.7%
Expected life	5.9 years	5.8 years
Forfeiture rate	5%	5%
Dividend yield	0%	0%

Expected price volatility — The expected price volatility is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes to the date of grant over a period beginning one year following the Company’s initial public offering date. An increase in the expected volatility will increase compensation expense.

Risk-free interest rate — The risk-free interest rate is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected lives — The expected life is the period of time over which the options granted are expected to remain outstanding. The Company uses the “simplified” method found in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. Options

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture rate — The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience of similar grants. An increase in the forfeiture rate will decrease compensation expense. The Company’s forfeiture estimate has a minimal effect on expense as the majority of the stock-based awards vest quarterly.

Dividend yield — The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend yield will decrease compensation expense.

Restricted stock units — During the second and third quarters of fiscal 2008, the Company granted a total of 400,000 restricted stock units to various employees. The RSUs become 100% vested on the third anniversary of the grant date, provided the employee has remained in continuous service with the Company through that date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of the grant. The weighted average grant date fair value of the RSUs granted during fiscal 2008 was $2.06 and is being expensed on a straight-line basis over the vesting period. Compensation expense for RSUs during fiscal 2009 was approximately $265,000, compared to approximately $133,000 during fiscal 2008. As of January 30, 2010, there was approximately $398,000 of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 1.5 years.

RSU activity in each of the periods indicated were as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-vested at February 2, 2008	—	$—
Granted	400,000	823,200
Vested	—	—
Forfeited	(13,334)	(27,068)

Non-vested at January 31, 2009	386,666	$796,132
Granted	—	—
Vested	—	—
Forfeited	(2,222)	(4,511)

Non-vested at January 30, 2010	384,444	$791,621

Employee Stock Purchase Plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2009 and fiscal 2008, there were 30,704 and 68,177 shares of common stock, respectively, issued to participants under the ESPP.

401(k) Savings Plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $422,000 and $322,000 in fiscal 2009 and fiscal 2008, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2009 or 2008.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contributions to this Plan were approximately $55,000 and $24,000 in fiscal years 2009 and 2008, respectively.

Note 8 —	Commitments and Contingencies

Financial instruments that potentially subject the Company to concentration of risk are primarily cash and cash equivalents. The Company places its cash and cash equivalents in insured depository institutions and limits the amount of credit exposure to any one institution within the covenant restrictions imposed by the Company’s debt agreements.

The Company is involved in various routine legal proceedings incidental to the conduct of our business. The Company believes that any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on its operations or financial condition.

During fiscal 2009, the Company recognized a reduction of approximately $920,000, or $0.03 per share, in other operating expenses as a result of reversing an obligation related to a contingent matter for which the statute of limitations has expired.

Note 9 —	Related Party Transactions

In July 2009, we entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising. During fiscal 2009, our purchases from this vendor totaled approximately $3.5 million or, 2% of total merchandise purchases. Payable amounts outstanding to this vendor were approximately $800,000 as of January 30, 2010. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

3. Exhibits:   (see (b) below)

(b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit
Number			Description

3	.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Annual Report on Form 10-K for the year ended February 1, 2003) (the “2002 Form 10-K”)
3	.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)
4	.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))
10	.1*	—	Loan and Security Agreement, dated as of October 4, 2004, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated October 8, 2004)
10	.2*	—	Amended and Restated Registration Rights Agreement dated as of April 15, 2002, by and among Kirkland Holdings L.L.C., Kirkland’s, Inc., SSM Venture Partners, L.P., Joseph R. Hyde III, Johnston C. Adams, Jr., John H. Pontius, CT/Kirkland Equity Partners, L.P., R-H Capital Partners, L.P., TCW/Kirkland Equity Partners, L.P., Capital Resource Lenders II, L.P., Allied Capital Corporation, The Marlborough Capital Investment Fund, L.P., Capital Trust Investments, Ltd., Global Private Equity II Limited Partnership, Advent Direct Investment Program Limited Partnership, Advent Partners Limited Partnership, Carl Kirkland, Robert E. Kirkland, Robert E. Alderson, The Amy Katherine Alderson Trust, The Allison Leigh Alderson Trust, The Carl T. Kirkland Grantor Retained Annuity Trust 2001-1 and Steven Collins (Exhibit 10.2 to Amendment No. 1 to 2002 Form S-1)
10	.3+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)
10	.4+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)
10	.5+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))
10	.6+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)
10	.7*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)
10	.8+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))
10	.9+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)
10	.10+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)
10	.11+	—	Compensation Policy for Non-employee Directors
10	.12*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))
10	.14+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)
10	.15*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2007)

Exhibit
Number			Description

10	.16*	—	First Amendment to Loan and Security Agreement dated as of August 6, 2007, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 10, 2007)
10	.17+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to our Form 8-K/A dated April 14, 2008)
21	.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)
23.1		—	Consent of Ernst & Young LLP
31.1		—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kirkland’s, Inc.

By:	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer

Date: April 15, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Alderson Robert E. Alderson	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 15, 2010

/s/ W. Michael Madden W. Michael Madden	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2010

/s/ Carl Kirkland Carl Kirkland	Director	April 15, 2010

/s/ Steven J. Collins Steven J. Collins	Director	April 15, 2010

/s/ Miles Kirkland Miles Kirkland	Director	April 15, 2010

/s/ R. Wilson Orr, III R. Wilson Orr, III	Director	April 15, 2010

/s/ Ralph T. Parks Ralph T. Parks	Director	April 15, 2010

/s/ Murray M. Spain Murray M. Spain	Director	April 15, 2010

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit
Number	Description

23.1	Consent of Ernst & Young LLP.
31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350