Form 10-Q
period 2010-05-01
KIRKLAND'S, INC
filed 2010-06-08
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 1, 2010, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

2501 McGavock Pike, Suite 1000
Nashville, Tennessee	37214
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 872-4800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, no par value — 19,805,146 shares outstanding as of May 21, 2010

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	May 1,	January 30,	May 2,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$73,576	$76,412	$31,077
Inventories, net	38,325	39,355	39,018
Deferred income taxes	3,558	3,552	2,124
Prepaid expenses and other current assets	5,828	4,331	4,793

Total current assets	121,287	123,650	77,012
Property and equipment, net	36,466	36,856	40,051
Non-current deferred income taxes	4,397	4,395	3,682
Other assets	660	640	626

Total assets	$162,810	$165,541	$121,371

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,692	$15,589	$14,437
Income taxes payable	3,570	7,087	1,478
Accrued expenses	20,624	25,402	20,578

Total current liabilities	39,886	48,078	36,493
Deferred rent	24,517	25,399	26,441
Other liabilities	2,953	3,579	2,453

Total liabilities	67,356	77,056	65,387

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,805,146 19,749,148 and 19,669,704 shares issued and outstanding at May 1, 2010, January 30, 2010 and May 2, 2009, respectively	143,825	143,374	141,965
Accumulated deficit	(48,371)	(54,889)	(85,981)

Total shareholders’ equity	95,454	88,485	55,984

Total liabilities and shareholders’ equity	$162,810	$165,541	$121,371

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended
	May 1,	May 2,
	2010	2009

Net sales	$93,465	$83,320
Cost of sales (exclusive of depreciation as shown below)	52,829	51,212

Gross profit	40,636	32,108
Operating expenses:
Compensation and benefits	17,810	16,452
Other operating expenses	8,846	7,820
Depreciation	3,027	3,808

Total operating expenses	29,683	28,080

Operating income	10,953	4,028

Interest expense	27	38
Interest income	—	—
Other income, net	(51)	(71)

Income before income taxes	10,977	4,061
Income tax expense	4,459	583

Net income	$6,518	$3,478

Earnings per share:
Basic	$0.33	$0.18

Diluted	$0.32	$0.17

Weighted average shares for basic earnings per share	19,775	19,662
Effect of dilutive stock equivalents	832	346

Adjusted weighted average shares for diluted earnings per share	20,607	20,008

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity

Balance at January 30, 2010	19,749,148	$143,374	$(54,889)	$88,485
Exercise of employee stock options and employee stock purchases	55,998	71		71
Stock-based compensation expense		380		380
Net income			6,518	6,518

Balance at May 1, 2010	19,805,146	$143,825	$(48,371)	$95,454

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13-week Period Ended
	May 1,	May 2,
	2010	2009
Cash flows from operating activities:
Net income	$6,518	$3,478
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,027	3,808
Amortization of landlord construction allowances	(2,087)	(2,286)
Amortization of debt issue costs	7	7
Loss on disposal of property and equipment	190	107
Stock-based compensation expense	380	120
Deferred income taxes	(8)	(977)
Changes in assets and liabilities:
Inventories, net	1,030	(332)
Prepaid expenses and other current assets	(1,497)	(433)
Other noncurrent assets	(27)	(16)
Accounts payable	103	936
Income taxes payable	(3,517)	(3,871)
Accrued expenses and other current and noncurrent liabilities	(4,199)	(3,670)

Net cash used in operating activities	(80)	(3,129)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	66
Capital expenditures	(2,827)	(2,340)

Net cash used in investing activities	(2,827)	(2,274)

Cash flows from financing activities:
Exercise of stock options and employee stock purchases	71	35

Net cash provided by financing activities	71	35

Cash and cash equivalents:
Net decrease	(2,836)	(5,368)
Beginning of the period	76,412	36,445

End of the period	$73,576	$31,077

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 281 stores in 28 states as of May 1, 2010. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 1, 2010 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it possible that actual results could materially differ from amounts estimated include: impairment assessments on long-lived assets, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, gift card breakage, customer loyalty program accruals and contingent liabilities.
Certain prior period balances have been reclassified to conform to the current period presentation. The expenses associated with the Company’s customer loyalty program were reclassified during the fourth quarter of fiscal 2009 to cost of sales from other operating expenses. This reclassification on the statements of income was made in all prior periods presented for comparability purposes. The amount reclassified for the first quarter of fiscal 2009 was $66,000. These reclassifications had no effect on net income, shareholders’ equity, total assets and total liabilities, or the major categories of the cash flow statement.
Note 2 — Income Taxes
The Company calculates its annual effective tax rate in accordance with Accounting Standards Codification (“ASC”) 740-10, “Accounting for Income Taxes.” For the 13-week period ended May 1, 2010, the Company recorded income tax expense of 40.6% of income before income taxes. In the prior year period, the Company recorded income tax expense of 14.4% of income before income taxes as a result of a reduction in the Company’s valuation allowance against deferred tax assets which resulted in a reduction of income tax expense by approximately $1.0 million during the 13-week period ended May 2, 2009.

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
Note 3 — Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were zero and 443,000 shares for the 13-week periods ended May 1, 2010 and May 2, 2009, respectively.
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
Note 5 — Stock-Based Compensation
The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants.
No stock options were granted during the 13-week periods ended May 1, 2010 and May 2, 2009. Total stock-based compensation expense (a component of compensation and benefits) was $380,000 for the 13-week period ended May 1, 2010, compared to $120,000 for the prior year period. Compensation expense is recognized on a straight-line basis over the vesting period. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.
Note 6 — Related Party Transactions
In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising. During the first quarter of fiscal 2010, purchases from this vendor totaled approximately $3.4 million, or 8% of total merchandise purchases. Payable amounts outstanding to this vendor were approximately $500,000 as of May 1, 2010. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.
General
We are a specialty retailer of home décor and gifts in the United States, operating 281 stores in 28 states as of May 1, 2010. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we sometimes use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide the customer discernable value. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
During the 13-week period ended May 1, 2010, we opened six new stores and closed four stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	5/1/10		5/2/09		5/1/10	5/2/09	5/1/10	5/2/09
Mall	64	23%	83	28%	300,089	394,209	4,689	4,750
Off-Mall	217	77%	209	72%	1,425,387	1,327,674	6,569	6,353

Total	281	100%	292	100%	1,725,476	1,721,883	6,140	5,897

13-Week Period Ended May 1, 2010 Compared to the 13-Week Period Ended May 2, 2009
Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 1, 2010		May 2, 2009		Change
	$	%	$	%	$	%

Net sales	$93,465	100.0%	$83,320	100.0%	$10,145	12.2%
Cost of sales	52,829	56.5%	51,212	61.5%	1,617	3.2%

Gross profit	40,636	43.5%	32,108	38.5%	8,528	26.6%

Operating expenses:
Compensation and benefits	17,810	19.1%	16,452	19.7%	1,358	8.3%
Other operating expenses	8,846	9.5%	7,820	9.4%	1,026	13.1%
Depreciation	3,027	3.2%	3,808	4.6%	(781)	(20.5%)

Total operating expenses	29,683	31.8%	28,080	33.7%	1,603	5.7%

Operating income	10,953	11.7%	4,028	4.8%	6,925	172.0%

Interest expense, net	27	0.0%	38	0.0%	(11)	(28.9%)
Other income, net	(51)	(0.1%)	(71)	(0.1%)	20	(28.2%)

Income before income taxes	10,977	11.7%	4,061	4.9%	6,916	170.3%
Income tax expense	4,459	4.8%	583	0.7%	3,876	664.8%

Net income	$6,518	7.0%	$3,478	4.2%	$3,040	87.4%

Net sales. Net sales increased 12.2% to $93.5 million for the first fiscal quarter of 2010 compared to $83.3 million for the prior year period despite operating 15 fewer stores on average. During the first quarter of fiscal 2010, comparable store sales increased 12.6% as compared to a 5.2% increase in the prior year period. The comparable store sales increase accounted for a $9.3 million increase in overall sales for the quarter. The balance of the overall increase of $0.8 million was the result of the impact of strong new store openings partially offset by store closings. The comparable store sales increase was primarily due to an increase in the number of transactions, offset partially by a slightly lower average ticket. The increase in transactions was due to a 7% increase in customer traffic count combined with a strong increase in the conversion rate. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by an increase in items per transaction. The strongest performing merchandise categories were wall décor, candles and lighting, decorative accessories and mirrors.
Gross profit. The increase in gross profit as a percentage of total revenue was primarily driven by improved merchandise margins, which increased from 54.6% in the first quarter of fiscal 2009 to 56.6% in the first quarter of fiscal 2010. Merchandise margin is calculated as net sales minus product cost of sales, inventory shrinkage, and loyalty reward program expense. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was the result of higher initial markups and a more compelling merchandise offering, which resulted in fewer markdowns Store occupancy costs as a percentage of net sales decreased 2.4%. This decline resulted from comparable store sales leverage, favorable lease renewal and extension terms, the closure of underperforming stores, and our continued shift to less-costly, but more productive off-mall real estate locations. Outbound freight costs and central distribution expenses decreased as a percentage of sales primarily due to comparable store sales leverage.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the first quarter of fiscal 2010 as compared to the first quarter of 2009 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio increased for the first quarter of 2010 as compared to the first quarter of 2009 primarily due to higher bonus accruals and increased stock compensation expense.
Other operating expenses. Other operating expenses increased slightly as a percentage of net sales for the first quarter of fiscal 2010. This was primarily the result of increases in insurance expenses, professional fees, and marketing expenses in the first quarter of fiscal 2010 as compared to the prior year period. These increases were partly offset by the leveraging effect on the fixed components of store and corporate operating expenses.
Depreciation. The decrease in depreciation as a percentage of sales reflects the large reduction in capital expenditures over the last two fiscal years, the decline in store count, and the impact of lease extensions for store locations in which the majority of the fixed assets had already been fully depreciated.

Income tax expense. We recorded income tax expense of approximately $4.5 million, or 40.6% of pre-tax income during the first quarter of fiscal 2010, versus approximately $583,000, or 14.4% of pre-tax income, in the prior year quarter. The most significant reconciling item between our effective tax rate and the federal statutory rate of 35% during the prior year period was the reversal of $1.0 million of the valuation allowance previously established against deferred tax assets primarily related to net operating losses generated in fiscal 2007. We were able to reverse the remaining valuation allowance by the end of fiscal 2009 as we achieved positive operating performance. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.
Net income and earnings per share. As a result of the foregoing, we reported net income of $6.5 million, or $0.32 per diluted share, for the first quarter of fiscal 2010 as compared to a net income of $3.5 million, or $0.17 per diluted share, for the first quarter of fiscal 2009. We believe that expressing net income and earnings per share for the prior year period results using a normalized tax rate is instrumental in judging our performance for current and future periods when we expect to incur more normalized tax rates. Excluding adjustments to our valuation allowance on deferred taxes, we would have reported net income of $2.5 million, or $0.12 per diluted share for the 13-week period ended May 2, 2009. A reconciliation of these non-GAAP financial measures is presented below.
Reconciliation of Non-GAAP Measures
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with generally accepted accounting principles (non-GAAP measures). The non-GAAP measures are “adjusted net income” and “adjusted earnings per share” and are equal to net income, and earnings per share, in each case excluding adjustments to the Company’s valuation allowance for deferred tax assets. Management uses these measures to focus on normalized operations, and believes that it is useful to investors because it enables them to perform more meaningful comparisons of past, present and future operating results. Non-GAAP measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our financial performance, financial position, or cash flows. However, the Company believes that using this information, along with the corresponding GAAP measures, provides for a more complete analysis of the results of operations by quarter. Net income and earnings per share are the most directly comparable GAAP measures. Below is a reconciliation of the non-GAAP measures to their most comparable GAAP measures.

Reconciliation of Non-GAAP Financial Information (dollars in thousands, except per share amounts)	13 Weeks Ended May 2, 2009
Net income

Net income in accordance with GAAP	$3,478

Adjustments to the valuation allowance for deferred tax assets	$(1,007)

Adjusted net income	$2,471

Diluted earnings per share

Diluted EPS in accordance with GAAP	$0.17

Adjustments to the valuation allowance for deferred tax assets	$(0.05)

Adjusted diluted earnings per share	$0.12

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

Cash flows from operating activities. Net cash used in operating activities was approximately $80,000 and $3.1 million for the first quarter of fiscal 2010 and fiscal 2009, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of the improvement in our operating performance and a decrease in inventories, partially offset by an increase in income taxes paid. Inventories decreased approximately $1.0 million and increased approximately $332,000 during the first quarter of fiscal 2010 and 2009, respectively. Cash tax payments for the first quarter of fiscal 2010 totaled approximately $7.6 million compared to cash tax payments of $5.6 million in the prior year period.
Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2010 consisted principally of $2.8 million in capital expenditures as compared to $2.3 million in capital expenditures for the prior year period. The capital expenditures primarily related to new store construction and information technology assets. During the first quarter of fiscal 2010, we opened six stores compared to three stores in 2009. We expect that capital expenditures for all of fiscal 2010 will be approximately $23 to $26 million, primarily to fund the leasehold improvements of 30 to 40 new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.
Cash flows from financing activities. Net cash provided by financing activities was approximately $71,000 and $35,000 for the first quarter of fiscal 2010 and fiscal 2009, respectively, and were related to the exercise of employee stock options as well as employee stock purchases.
Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.29% at May 1, 2010) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximately $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 to $4.5 million depending on the size of the borrowing base, at all times.
As of May 1, 2010, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $22.5 million available for borrowing (net of the availability block as described above). We do not anticipate any borrowings under the credit facility during fiscal 2010.
At May 1, 2010, our balance of cash and cash equivalents was approximately $73.6 million and the borrowing availability under our facility was $22.5 million (net of the availability block as described above). We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
The Company had commitments for new store construction projects totaling approximately $4.3 million at May 1, 2010.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies during fiscal 2010. Refer to our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, for a summary of our critical accounting policies.
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
The factors listed below under the heading “Risk Factors” and in the other sections of this Form 10-Q provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.
These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
We caution readers that the following important factors, among others, have in the past, in some cases, affected and could in the future affect our actual results of operations and cause our actual results to differ materially from the results expressed in any forward-looking statements made by us or on our behalf.
•	If We Do Not Generate Sufficient Cash Flow, We May Not Be Able to Implement Our Growth Strategy.
•	If We Are Unable to Profitable Open and Operate New Stores, We May Not Be Able to Adequately Execute Our Growth Strategy, Resulting in a Decrease in Net Sales and Net Income.
•	Our Performance May Be Affected by General Economic Conditions and the Recent Global Financial Crisis.
•	We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.
•	The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.

•	Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.
•	Failure to Protect the Integrity and Security of Individually Identifiable Data of Our Customers and Employees Could Expose Us to Litigation and Damage Our Reputation.
•	We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.
•	We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.
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

•	We May Experience Significant Variations in Our Quarterly Results.
•	Our Hardware and Software Systems Are Vulnerable to Damage that Could Harm Our Business.
•	We Depend on Key Personnel, and if We Lose the Services of Any Member of Our Senior Management Team, We May Not Be Able to Run Our Business Effectively.
•	Our Charter and Bylaw Provisions and Certain Provisions of Tennessee Law May Make It Difficult in Some Respects to Cause a Change in Control of Kirkland’s and Replace Incumbent Management.
•	Concentration of Ownership among Our Existing Directors, Executive Officers, and Their Affiliates May Prevent New Investors from Influencing Significant Corporate Decisions.
•	If We Fail to Maintain an Effective System of Internal Control, We May Not Be Able to Accurately Report Our Financial Results.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended January 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of May 1, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
ITEM 1A. RISK FACTORS
In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. RESERVED
Reserved.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Charter of Kirkland’s, Inc.

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 8, 2010	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2010	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)