Form 10-Q
period 2010-07-31
KIRKLAND'S, INC
filed 2010-09-09
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2010,
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
Common Stock, no par value — 19,883,864 shares outstanding as of September, 2, 2010.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	July 31,	January 30,	August 1,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$65,688	$76,412	$38,491
Inventories, net	43,413	39,355	38,605
Income taxes receivable	3,478	—	—
Prepaid expenses and other current assets	10,619	7,883	7,944

Total current assets	123,198	123,650	85,040
Property and equipment, net	39,660	36,856	38,826
Non-current deferred income taxes	4,314	4,395	4,030
Other assets	634	640	644

Total assets	$167,806	$165,541	$128,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,419	$15,589	$17,077
Income taxes payable	—	7,087	—
Accrued expenses and other	21,878	25,402	22,548

Total current liabilities	40,297	48,078	39,625
Deferred rent	24,641	25,399	26,493
Other liabilities	3,082	3,579	2,456

Total liabilities	68,020	77,056	68,574

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,881,979, 19,749,148 and 19,691,796 shares issued and outstanding at July 31, 2010, January 30, 2010 and August 1, 2009, respectively	144,905	143,374	142,503
Accumulated deficit	(45,119)	(54,889)	(82,537)

Total shareholders’ equity	99,786	88,485	59,966

Total liabilities and shareholders’ equity	$167,806	$165,541	$128,540

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Net sales	$89,504	$87,688	$182,969	$171,008
Cost of sales (exclusive of depreciation as shown below)	54,682	54,215	107,511	105,427

Gross profit	34,822	33,473	75,458	65,581
Operating expenses:
Compensation and benefits	17,081	16,641	34,891	33,092
Other operating expenses	9,556	8,378	18,402	16,199

Depreciation	3,121	3,678	6,148	7,486

Total operating expenses	29,758	28,697	59,441	56,777

Operating income	5,064	4,776	16,017	8,804

Interest expense, net	40	30	68	68
Other income, net	(135)	(63)	(187)	(134)

Income before income taxes	5,159	4,809	16,136	8,870
Income tax expense	1,907	1,365	6,366	1,948

Net income	$3,252	$3,444	$9,770	$6,922

Earnings per share:
Basic	$0.16	$0.18	$0.49	$0.35

Diluted	$0.16	$0.17	$0.47	$0.34

Weighted average shares for basic earnings per share	19,852	19,682	19,814	19,672
Effect of dilutive stock equivalents	784	522	808	434

Adjusted weighted average shares for diluted earnings per share	20,636	20,204	20,622	20,106

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2010	19,749,148	$143,374	$(54,889)	$88,485
Exercise of employee stock options and employee stock purchases	132,831	258		258
Tax benefit from exercise of stock options		460		460
Net share settlement of options		(239)		(239)
Stock-based compensation expense		1,052		1,052
Net income			9,770	9,770

Balance at July 31, 2010	19,881,979	$144,905	$(45,119)	$99,786

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26-Week Period Ended
	July 31,	August 1,
	2010	2009
Cash flows from operating activities:
Net income	$9,770	$6,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,148	7,486
Amortization of landlord construction allowances	(3,432)	(4,007)
Amortization of debt issue costs	13	15
Loss on disposal of property and equipment	195	249
Stock-based compensation expense	1,052	563
Excess tax benefits from exercise of stock options	(460)	—
Deferred income taxes	324	(1,476)
Changes in assets and liabilities:
Inventories, net	(4,058)	81
Prepaid expenses and other current assets	(6,457)	(1,310)
Other noncurrent assets	(7)	(40)
Accounts payable	2,830	3,576
Income taxes payable	(6,627)	(5,349)
Accrued expenses and other current and noncurrent liabilities	(1,347)	(59)

Net cash provided by (used in) operating activities	(2,056)	6,651

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	66
Capital expenditures	(9,147)	(4,801)

Net cash used in investing activities	(9,147)	(4,735)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	—
Repayments on revolving line of credit	—	—
Excess tax benefits from exercise of stock options	460	—
Cash used to net share settle options	(239)	—
Exercise of stock options and employee stock purchases	258	130

Net cash provided by financing activities	479	130

Cash and cash equivalents:
Net increase (decrease)	(10,724)	2,046
Beginning of the period	76,412	36,445

End of the period	$65,688	$38,491

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 286 stores in 28 states as of July 31, 2010. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
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
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended July 31, 2010 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Certain prior period balances have been reclassified to conform to the current period presentation. The expenses associated with the Company’s customer loyalty program were reclassified during the fourth quarter of fiscal 2009 to cost of sales from other operating expenses. This reclassification on the statements of income was made in all prior periods presented for comparability purposes. The amounts reclassified for the 13-week and 26-week periods ended August 1, 2009 were $96,000, and $162,000, respectively. These reclassifications had no effect on net income, shareholders’ equity, total assets and total liabilities, or the major categories of the cash flow statement.
Note 2 — Income Taxes
An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended July 31, 2010, the Company recorded income tax expense of 37.0% of income before income taxes. In the prior year period, the Company recorded income tax expense of 22.0% of income before income taxes as a result of a reduction in the Company’s valuation allowance against deferred tax assets which resulted in a reduction of income expense by approximately $601,000, (or $0.03 per diluted share), during the 13-week period ended August 1, 2009. For the 26-week period ended July 31, 2010, the Company recorded income tax expense of 39.5% of income before income taxes. In the prior year period, the Company recorded income tax expense of 22.0% of income before income taxes as a result of a reduction in the Company’s valuation allowance against deferred tax assets which resulted in a reduction of income expense by approximately $1.6 million, (or $0.08 per diluted share), during the 26-week period ended August 1, 2009.

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
Note 3 — Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 200,000 and 592,000 shares for the 13-week periods ended July 31, 2010 and August 1, 2009, and 200,000 and 1,035,000 for the 26-week periods ended July 31, 2010 and August 1, 2009, respectively.
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
Note 5 — Stock-Based Compensation
The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants.
The Company granted 114,000 stock options and 225,000 restricted stock units during the 13-week and 26-week periods ended July 31, 2010. This compares to 627,500 and 630,000 stock options granted in the 13-week and 26-week periods ended August 1, 2009. Total stock-based compensation expense (a component of compensation and benefits) was $671,000 for the 13-week period ended July 31, 2010 and $1.1 million for the 26-week period ended July 31, 2010 compared to $443,000 and $563,000, respectively, for the comparable prior year periods.
Note 6 — Related Party Transactions
In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising. During the 13-week and 26-week periods ended July 31, 2010, purchases from this vendor totaled approximately $6.0 million and $9.4 million, or 13% and 11% of total merchandise purchases, respectively. Payable amounts outstanding to this vendor were approximately $900,000 as of July 31, 2010. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption, “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.
General
We are a specialty retailer of home décor in the United States, operating 286 stores in 28 states as of July 31, 2010. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we sometimes use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide the customer discernable value. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
During the 13-week period ended July 31, 2010, we opened seven new stores and closed two stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	7/31/10		8/1/09		7/31/10	8/1/09	7/31/10	8/1/09
Mall	63	22%	79	27%	295,524	374,234	4,691	4,737
Off-Mall	223	78%	212	73%	1,474,091	1,357,969	6,610	6,406

Total	286	100%	291	100%	1,769,615	1,732,203	6,187	5,953

13-Week Period Ended July 31, 2010 Compared to the 13-Week Period Ended August 1, 2009
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	July 31, 2010		August 1, 2009		Change
	$	%	$	%	$	%
Net sales	$89,504	100.0%	$87,688	100.0%	$1,816	2.1%
Cost of sales	54,682	61.1%	54,215	61.8%	467	0.9%

Gross profit	34,822	38.9%	33,473	38.2%	1,349	4.0%

Operating expenses:
Compensation and benefits	17,081	19.1%	16,641	19.0%	440	2.6%
Other operating expenses	9,556	10.7%	8,378	9.6%	1,178	14.1%
Depreciation	3,121	3.5%	3,678	4.2%	(557)	(15.1%)

Total operating expenses	29,758	33.2%	28,697	32.7%	1,061	3.7%

Operating income	5,064	5.7%	4,776	5.4%	288	6.0%

Interest expense, net	40	0.0%	30	0.0%	10	35.8%
Other income, net	(135)	(0.2%)	(63)	(0.1%)	(72)	116.1%

Income before income taxes	5,159	5.8%	4,809	5.5%	350	7.3%
Income tax expense	1,907	2.1%	1,365	1.6%	542	39.7%

Net income	$3,252	3.6%	$3,444	3.9%	$(192)	(5.6%)

Net sales. Net sales increased 2.1% or $89.5 million for the second fiscal quarter of 2010 compared to $87.7 million for the prior year period despite operating nine fewer stores on average. During the second quarter of fiscal 2010, comparable store sales increased 1.0% as compared to a 6.1% increase in the prior year period. The comparable store sales increase accounted for an $800,000 increase in overall sales for the quarter. The balance of the overall increase was the result of new store openings partially offset by store closings. The comparable store sales increase was primarily due to an increase in the number of transactions, offset partially by a lower average ticket. The increase in transactions was due to a 5.0% increase in customer traffic count combined with a flat conversion rate. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by a slight increase in items per transaction. The strongest performing merchandise categories were wall décor and gifts.
Gross profit. Gross profit as a percentage of total revenue increased from 38.2% in the second quarter of 2009 to 38.9% in the second quarter of 2010. Merchandise margins decreased from 53.7% in the second quarter of fiscal 2009 to 53.3% in the second quarter of fiscal 2010. Merchandise margin is calculated as net sales minus product cost of sales, inventory shrinkage, and loyalty reward program expense. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin in the second quarter of 2010 was due to higher ocean freight costs, partially offset by higher inventory markups. Store occupancy costs as a percentage of net sales decreased 89 basis points versus the prior year quarter. This decline resulted primarily from, favorable lease renewal and extension terms, the closure of underperforming stores, and our continued shift to less-costly, but more productive off-mall real estate locations. Outbound freight costs and central distribution expenses decreased 21 basis points as a percentage of sales due to slightly lower fuel costs and sales leverage.
Other operating expenses. Other operating expenses increased as a percentage of net sales for the second quarter of fiscal 2010. This was primarily the result of increases in marketing expenses, travel expenses, and information technology maintenance expenses in the second quarter of fiscal 2010 as compared to the prior year period.
Depreciation. The decrease in depreciation as a percentage of sales reflects the large reduction in capital expenditures over the last two fiscal years, the decline in store count, and the impact of lease extensions for store locations in which the majority of the fixed assets are fully depreciated.
Income tax expense. We recorded income tax expense of approximately $1.9 million, or 37.0% of pre-tax income during the second quarter of fiscal 2010, versus approximately $1.4 million, or 28.4% of pre-tax income, in the prior year quarter. The most significant reconciling item between our effective tax rate and the federal statutory rate of 35% during the prior year period was the reversal of $601,000 of the valuation allowance previously established against deferred tax assets primarily related to net operating losses generated in fiscal 2007. We were able to reverse the remaining valuation allowance by the end of fiscal 2009 as we achieved positive operating performance. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.
Net income and earnings per share. As a result of the foregoing, we reported net income of $3.3 million, or $0.16 per diluted share, for the second quarter of fiscal 2010 as compared to net income of $3.4 million, or $0.17 per share, for the second quarter of fiscal 2009.
We believe that expressing net income and earnings per share for the prior year period results using a normalized tax rate is instrumental in judging our performance for current and future periods when we expect to incur more normalized tax rates. Excluding adjustments to our valuation allowance on deferred taxes, adjusted net income and adjusted earnings per share were $2.8 million, or $0.14 per diluted share for the 13-week period ended August 1, 2009. A reconciliation of these non-GAAP financial measures is presented below.

26-Week Period Ended July 31, 2010 Compared to the 26-Week Period Ended August 1, 2009
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26-Week Period Ended
	July 31, 2010		August 1, 2009		Change
	$	%	$	%	$	%
Net sales	$182,969	100.0%	$171,008	100.0%	11,961	7.0%
Cost of sales	107,511	58.8%	105,427	61.6%	2,084	2.0%

Gross profit	75,458	41.2%	65,581	38.4%	9,877	15.1%

Operating expenses:
Compensation and benefits	34,891	19.1%	33,092	19.4%	1,799	5.4%
Other operating expenses	18,402	10.1%	16,199	9.5%	2,203	13.6%
Depreciation	6,148	3.4%	7,486	4.4%	(1,338)	(17.9%)

Total operating expenses	59,441	32.5%	56,777	33.2%	2,664	4.7%

Operating income	16,017	8.8%	8,804	5.1%	7,213	81.9%

Interest expense, net	68	0.0%	68	0.0%	—	0.0%
Other income, net	(187)	(0.1%)	(134)	(0.1%)	(53)	39.1%

Income before income taxes	16,136	8.8%	8,870	5.2%	7,266	81.9%
Income tax expense	6,366	3.5%	1,948	1.1%	4,418	226.8%

Net income	$9,770	5.3%	$6,922	4.0%	$2,848	41.1%

Net sales. Net sales increased 7.0% to $183.0 million for the first half of fiscal 2010 from $171.0 million for the prior year period. During the first half of fiscal 2010, comparable store sales increased 6.6% as compared to a 5.7% increase in the prior year period. The comparable store sales increase accounted for a $10.1 million increase in overall sales for the period. The balance of the overall increase of $1.8 million was the result of strong sales performance from new store openings partially offset by store closings. The comparable store sales increase was primarily due to an increase in the number of transactions, offset partially by a lower average ticket. The increase in transactions was due to a 6% increase in customer traffic count combined with an increase in the conversion rate. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by an increase in items per transaction. The strongest performing merchandise categories were wall décor, furniture and gifts.
Gross profit. Gross profit as a percentage of total revenue increased from 38.3% in the first half of fiscal 2009 to 41.2% in the first half of fiscal 2010. The increase in gross profit as a percentage of total revenue was primarily driven by improved merchandise margins, which increased from 54.1% in the first half of fiscal 2009 to 55.0% in the first half of fiscal 2010. Merchandise margin is calculated as net sales minus product cost of sales, inventory shrinkage, and loyalty reward program expense. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was the result of higher initial markups and a more compelling merchandise offering, partially offset by higher ocean freight costs during the second quarter of fiscal 2010. Store occupancy costs as a percentage of net sales decreased 1.6%. This decline resulted from comparable store sales leverage, favorable lease renewal and extension terms, the closure of underperforming stores, and our continued shift to less-costly, but more productive off-mall real estate locations. Outbound freight costs and central distribution expenses decreased as a percentage of sales primarily due to comparable store sales leverage.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio decreased for the first half of fiscal 2010 as compared to the first half of 2009 primarily due to the positive comparable store sales performance. At the corporate level, the compensation and benefits ratio increased slightly for the first half of 2010 as compared to the first half of 2009 primarily due to an increase in stock compensation expense.

Other operating expenses. Other operating expenses increased as a percentage of net sales for the first half of fiscal 2010. This was primarily the result of increases in marketing expenses, travel expenses, and information technology maintenance expenses in the first half of fiscal 2010 as compared to the prior year period. These increases were partly offset by sales leverage on the fixed components of store and corporate operating expenses.
Depreciation. The decrease in depreciation as a percentage of sales reflects the large reduction in capital expenditures over the last two fiscal years, the decline in store count, and the impact of lease extensions for store locations in which the majority of the fixed assets are fully depreciated.
Income tax expense. We recorded income tax expense of approximately $6.4 million, or 39.5% of pre-tax income during the first half of fiscal 2010, versus approximately $1.9 million, or 22.0% of pre-tax income during the prior year period. The most significant reconciling items between our effective tax rate and the federal statutory rate of 35% during the prior year period was the reversal of $1.6 million of the valuation allowance previously established against deferred tax assets primarily related to net operating losses generated in fiscal 2007. We were able to reverse the remaining valuation allowance by the end of fiscal 2009 as we achieved positive operating performance. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.
Net income and earnings per share. As a result of the foregoing, we reported net income of $9.8 million, or $0.47 per diluted share, for the first half of fiscal 2010 as compared to net income of $6.9 million, or $0.34 per share, for the first half of fiscal 2009.
We believe that expressing net income and earnings per share for the prior year period using a normalized tax rate is instrumental in judging our performance for current and future periods when we expect to incur more normalized tax rates. Excluding adjustments to our valuation allowance on deferred taxes, adjusted net income and adjusted earnings per share were $5.3 million or $0.26 per diluted share for the 26-week period ended August 1, 2009. A reconciliation of these non-GAAP financial measures is presented below.
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
Cash flows from operating activities. Net cash provided by (used in) operating activities was ($2.1) million and $6.7 million for the first half of fiscal 2010 and fiscal 2009, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of an increase in inventories, prepaid expenses and an increase in income taxes paid. Inventories were $43.4 million at July 31, 2010, as compared to $38.6 million at August 1, 2009, a 12% increase. The increase in inventory over the prior-year period was due to early delivery of seasonal product this year to offset potential delays in overseas shipping. Additionally, an increase in our average store size versus the prior year, and a lower than expected comparable store sales increase contributed to the increase in inventory level. Cash tax payments for the first half of fiscal 2010 totaled approximately $16.0 million compared to $9.0 million in the prior year period.
Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2010 consisted principally of $9.1 million in capital expenditures as compared to $4.8 million for the prior year period. The capital expenditures primarily related to new store construction and information technology assets. During the first half of fiscal 2010, we opened 13 stores. We expect that capital expenditures for all of fiscal 2010 will be approximately $23 to $26 million, primarily to fund the leasehold improvements of approximately 35 to 40 new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash provided by financing activities was approximately $479,000 and $130,000 for the first half of fiscal 2010 and fiscal 2009, respectively, and were related to the exercise of employee stock options as well as employee stock purchases and the related tax benefits.
Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.29% at July 31, 2010) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximately $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 to $4.5 million depending on the size of the borrowing base, at all times.
As of July 31, 2010, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $28.0 million available for borrowing (net of the availability block as described above). We do not anticipate any borrowings under the credit facility during fiscal 2010.
At July 31, 2010, our balance of cash and cash equivalents was approximately $65.7 million and the borrowing availability under our facility was $28.0 million (net of the availability block as described above). We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
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

Reconciliation of Non-GAAP Financial Information

	13 Weeks	26 Weeks
	Ended	Ended
(dollars in thousands, except per share amounts)	August 1, 2009	August 1, 2009
Net income

Net income in accordance with GAAP	$3,444	$6,922

Adjustments to the valuation allowance for deferred tax assets	$(601)	$(1,608)

Adjusted net income	$2,843	$5,314

Diluted earnings per share

Diluted EPS in accordance with GAAP	$0.17	$0.34

Adjustments to the valuation allowance for deferred tax assets	$(0.03)	$(0.08)

Adjusted diluted earnings per share	$0.14	$0.26

Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
The Company had commitments for new store construction projects totaling approximately $1.9 million at July 31, 2010.
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
•	If We Do Not Generate Sufficient Cash Flow, We May Not Be Able to Implement Our Growth Strategy.
•	If We Are Unable to Profitably Open and Operate New Stores, We May Not Be Able to Adequately Execute Our Growth Strategy, Resulting in a Decrease in Net Sales and Net Income.
•	Our Performance May Be Affected by General Economic Conditions and the Recent Global Financial Crisis.
•	We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.
•	The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.
•	Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.
•	Failure to Protect the Integrity and Security of Individually Identifiable Data of Our Customers and Employees Could Expose Us to Litigation and Damage Our Reputation.
•	We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.
•	We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.
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
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of July 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

KIRKLAND’S, INC.
Date: September 9, 2010	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 9, 2010	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)