Form 10-Q
period 2010-10-30
KIRKLAND'S, INC
filed 2010-12-09
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 30, 2010,
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
Common Stock, no par value — 19,899,139 shares outstanding as of December, 7, 2010.

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	October 30,	January 30,	October 31,
	2010	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$58,831	$76,412	$37,017
Inventories, net	56,851	39,355	53,701
Income taxes receivable	3,332	—	2,081
Prepaid expenses and other current assets	12,334	7,883	8,062

Total current assets	131,348	123,650	100,861
Property and equipment, net	45,125	36,856	38,505
Non-current deferred income taxes	3,656	4,395	2,963
Other assets	684	640	641

Total assets	$180,813	$165,541	$142,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,923	$15,589	$24,899
Income taxes payable	—	7,087	—
Accrued expenses and other	21,625	25,402	22,619

Total current liabilities	47,548	48,078	47,518
Deferred rent	27,001	25,399	26,590
Other liabilities	3,331	3,579	2,891

Total liabilities	77,880	77,056	76,999

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,891,346, 19,749,148 and 19,709,563 shares issued and outstanding at October 30, 2010, January 30, 2010 and October 31, 2009, respectively	145,773	143,374	142,938
Accumulated deficit	(42,840)	(54,889)	(76,967)

Total shareholders’ equity	102,933	88,485	65,971

Total liabilities and shareholders’ equity	$180,813	$165,541	$142,970

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Net sales	$92,725	$92,389	$275,694	$263,397
Cost of sales (exclusive of depreciation as shown below)	56,732	54,458	164,243	159,885

Gross profit	35,993	37,931	111,451	103,512
Operating expenses:
Compensation and benefits	18,337	17,427	53,228	50,519
Other operating expenses	10,744	9,330	29,146	25,529
Depreciation	3,146	3,531	9,294	11,017

Total operating expenses	32,227	30,288	91,668	87,065

Operating income	3,766	7,643	19,783	16,447

Interest expense, net	33	43	101	111
Other income, net	(62)	(50)	(249)	(184)

Income before income taxes	3,795	7,650	19,931	16,520
Income tax expense	1,516	2,080	7,882	4,028

Net income	$2,279	$5,570	$12,049	$12,492

Earnings per share:
Basic	$0.11	$0.28	$0.61	$0.63

Diluted	$0.11	$0.27	$0.59	$0.62

Weighted average shares for basic earnings per share	19,889	19,708	19,839	19,684
Effect of dilutive stock equivalents	633	625	749	497

Adjusted weighted average shares for diluted earnings per share	20,522	20,333	20,588	20,181

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2010	19,749,148	$143,374	$(54,889)	$88,485
Exercise of employee stock options and employee stock purchases	142,198	328		328
Tax benefit from exercise of stock options		460		460
Net share settlement of options		(239)		(239)
Stock-based compensation expense		1,850		1,850
Net income			12,049	12,049

Balance at October 30, 2010	19,891,346	$145.773	$(42,840)	$102,933

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39-Week Period Ended
	October 30,	October 31,
	2010	2009
Cash flows from operating activities:
Net income	$12,049	$12,492
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,294	11,017
Amortization of landlord construction allowances	(4,727)	(5,654)
Amortization of debt issue costs	20	21
Loss on disposal of property and equipment	247	250
Stock-based compensation expense	1,850	942
Excess tax benefits from exercise of stock options	(460)	—
Deferred income taxes	278	50
Changes in assets and liabilities:
Inventories, net	(17,496)	(15,015)
Prepaid expenses and other current assets	(3,990)	(1,886)
Other noncurrent assets	(64)	(44)
Accounts payable	10,334	11,398
Income taxes payable	(9,959)	(7,430)
Accrued expenses and other current and noncurrent liabilities	2,304	2,191

Net cash provided by (used in) operating activities	(320)	8,332

Cash flows from investing activities:
Proceeds from sale of property and equipment	(37)	67
Capital expenditures	(17,773)	(8,013)

Net cash used in investing activities	(17,810)	(7,946)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	—
Repayments on revolving line of credit	—	—
Excess tax benefits from exercise of stock options	460	—
Cash used to net share settle options	(239)	—
Exercise of stock options and employee stock purchases	328	186

Net cash provided by financing activities	549	186

Cash and cash equivalents:
Net increase (decrease)	(17,581)	572
Beginning of the period	76,412	36,445

End of the period	$58,831	$37,017

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 296 stores in 29 states as of October 30, 2010. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc. and Kirklands.com, Inc. Significant intercompany accounts and transactions have been eliminated.
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
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended October 30, 2010 may not be indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
The preparation of the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
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
Certain prior period balances have been reclassified to conform to the current period presentation. The expenses associated with the Company’s customer loyalty program were reclassified during the fourth quarter of fiscal 2009 to cost of sales from other operating expenses. This reclassification on the statements of income was made in all prior periods presented for comparability purposes. The amounts reclassified for the 13-week and 39-week periods ended October 31, 2009 were $212,000, and $373,000, respectively. These reclassifications had no effect on net income, shareholders’ equity, total assets and total liabilities, or the major categories of the cash flow statement.
Note 2 — Income Taxes
An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended October 30, 2010, the Company recorded income tax expense of 40.0% of income before income taxes. In the prior year period, the Company recorded income tax expense of 27.2% of income before income taxes as a result of a reduction in the Company’s valuation allowance against deferred tax assets which resulted in a reduction of income tax expense of approximately $1.0 million, or $0.04 per diluted share. For the 39-week period ended October 30, 2010, the Company recorded income tax expense of 39.5% of income before income taxes. In the prior year period, the Company recorded income tax expense of 24.4% of income before income taxes as a result of a reduction in the Company’s valuation allowance against deferred tax assets which resulted in a reduction of income expense by approximately $2.6 million, or $0.13 per diluted share.

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
Note 3 — Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock or restricted stock units became vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 368,000 and 67,500 shares for the 13-week periods ended October 30, 2010 and October 31, 2009, and 568,000 and 1,102,000 for the 39-week periods ended October 30, 2010 and October 31, 2009, respectively.
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
The Company granted 225,000 stock options and 114,000 restricted stock units during the 39-week period ended October 30, 2010. This compares to 630,000 stock options granted in the 39-week period ended October 31, 2009. Total stock-based compensation expense (a component of compensation and benefits) was $798,000 for the 13-week period ended October 30, 2010 and $1.9 million for the 39-week period ended October 30, 2010 compared to $378,000 and $942,000, respectively, for the comparable prior year periods.
As of October 30, 2010, there was approximately $3.9 million of total unrecognized compensation expense related to unvested stock option awards that is expected to be recognized over a weighted average period of 1.7 years and $2.0 million of total unrecognized compensation expense related to unvested restricted stock that is expected to be recognized over a weighted average period of one year.
Note 6 — Related Party Transactions
In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising. During the 13-week and 39-week periods ended October 30, 2010, purchases from this vendor totaled approximately $6.0 million and $15.4 million, or 11% of total merchandise purchases during both periods. Payable amounts outstanding to this vendor were approximately $1.0 million as of October 30, 2010. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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
General
We are a specialty retailer of home décor in the United States, operating 296 stores in 29 states as of October 30, 2010. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we sometimes use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide the customer discernable value. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
During the 13-week period ended October 30, 2010, we opened 15 new stores and closed five stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	10/30/10		10/31/09		10/30/10	10/31/09	10/30/10	10/31/09
Mall	61	21%	78	26%	292,000	368,314	4,787	4,722
Off-Mall	235	79%	218	74%	1,582,524	1,403,010	6,734	6,436

Total	296	100%	296	100%	1,874,524	1,771,324	6,333	5,984

13-Week Period Ended October 30, 2010 Compared to the 13-Week Period Ended October 31, 2009
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	October 30, 2010		October 31, 2009		Change
	$	%	$	%	$	%
Net sales	$92,725	100.0%	$92,389	100.0%	$336	0.4%
Cost of sales	56,732	61.2%	54,458	58.9%	2,274	4.2%

Gross profit	35,993	38.8%	37,931	41.1%	(1,938)	(5.1%)

Operating expenses:
Compensation and benefits	18,337	19.8%	17,427	18.9%	910	5.2%
Other operating expenses	10,744	11.6%	9,330	10.1%	1,414	15.2%
Depreciation	3,146	3.4%	3,531	3.8%	(385)	(10.9%)

Total operating expenses	32,227	34.8%	30,288	32.8%	1,939	6.4%

Operating income	3,766	4.1%	7,643	8.3%	(3,877)	(50.7%)

Interest expense, net	33	0.0%	43	0.0%	(10)	(23.3%)
Other income, net	(62)	(0.1%)	(50)	(0.1%)	(12)	24.0%

Income before income taxes	3,795	4.1%	7,650	8.3%	(3,855)	(50.4%)
Income tax expense	1,516	1.6%	2,080	2.3%	(564)	(27.1%)

Net income	$2,279	2.5%	$5,570	6.0%	$(3,291)	(59.1%)

Net sales. Net sales increased 0.4% to $92.7 million for the third fiscal quarter of 2010 compared to $92.4 million for the prior year period. The increase in net sales was the result of new store growth of $2.3 million, partially offset by a $2.0 million decrease in comparable store sales. During the third quarter of fiscal 2010, comparable store sales decreased 2.4% as compared to an 11.3% increase in the prior year period. The comparable store sales decrease was primarily due to a decrease in the average ticket, offset partially by an increase in transactions. The decrease in the average ticket was the result of a lower average retail selling price and a decrease in items per transaction. The increase in transactions was due to an increase in customer traffic count, partially offset by a decline in the conversion rate. Conversion rate is calculated as total transactions divided by total customer traffic. The strongest performing merchandise categories were seasonal, floral and wall décor. The weakest performing merchandise categories were art, lamps, and candles and accessories.
Gross profit. Gross profit as a percentage of net sales decreased from 41.1% in the third quarter of 2009 to 38.8% in the third quarter of 2010. Merchandise margins decreased from 56.6% in the third quarter of fiscal 2009 to 53.7% in the third quarter of fiscal 2010. Merchandise margin is calculated as net sales minus product cost of sales, inventory shrinkage, and loyalty reward program expense. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin in the third quarter of 2010 was due to higher ocean freight costs and an increase in markdowns versus the prior year period. Store occupancy costs as a percentage of net sales decreased 77 basis points versus the prior year quarter. This decline resulted primarily from favorable lease renewal and extension terms, the closure of underperforming stores, and our continued shift to less-costly off-mall real estate locations. Outbound freight costs and central distribution expenses increased 10 basis points as a percentage of sales due to sales deleverage and initial freight costs associated with new store openings.
Compensation and benefits. At the store level, the compensation and benefits expense ratio increased for the third quarter of fiscal 2010 as compared to the third quarter of 2009 primarily due to sales deleverage, partially offset by lower store bonus accruals. At the corporate level, the compensation and benefits ratio increased slightly for the third quarter of 2010 as compared to the third quarter of 2009, primarily due to an increase in stock compensation expense.
Other operating expenses. Other operating expenses increased as a percentage of net sales for the third quarter of fiscal 2010. This was primarily the result of increases in marketing expenses, travel expenses, credit and debit card charges, and deleverage caused by the decrease in comparable store sales in the third quarter of fiscal 2010 as compared to the prior year period. We also held a full store managers’ meeting in August 2010 for the first time in several years. The cost of this meeting accounted for approximately 49 basis points of the total year-over-year increase in operating expenses as a percentage of sales.
Depreciation. The decrease in depreciation as a percentage of sales reflects the reduction in capital expenditures during 2008 and 2009 relative to prior periods, and the decline in store count during those periods, and the impact of lease extensions for store locations in which the majority of the fixed assets are fully depreciated.
Income tax expense. We recorded income tax expense of approximately $1.5 million, or 40.0% of pre-tax income during the third quarter of fiscal 2010, versus approximately $2.1 million, or 27.2% of pre-tax income, in the prior year quarter. The most significant reconciling item between our effective tax rate and the federal statutory rate of 35% during the prior year period was the reversal of $1.0 million of the valuation allowance previously established against deferred tax assets primarily related to net operating losses generated in fiscal 2007. We were able to reverse the remaining valuation allowance by the end of fiscal 2009 as we achieved positive operating performance. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.

Net income and earnings per share. As a result of the foregoing, we reported net income of $2.3 million, or $0.11 per diluted share, for the third quarter of fiscal 2010 as compared to net income of $5.6 million, or $0.27 per diluted share, for the third quarter of fiscal 2009.
We believe that expressing net income and earnings per share for the prior year period results using a normalized tax rate is instrumental in judging our performance for current and future periods when we expect to incur more normalized tax rates. Excluding adjustments to our valuation allowance on deferred taxes, adjusted net income and adjusted earnings per share were $4.6 million, or $0.23 per diluted share for the 13-week period ended October 31, 2009. A reconciliation of these non-GAAP financial measures is presented under “Reconciliation of Non-GAAP Measures” within this Item 2.
39-Week Period Ended October 30, 2010 Compared to the 39-Week Period Ended October 31, 2009
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39-Week Period Ended
	October 30, 2010		October 31, 2009		Change
	$	%	$	%	$	%
Net sales	$275,694	100.0%	$263,397	100.0%	12,297	4.7%
Cost of sales	164,243	59.6%	159,885	60.7%	4,358	2.7%

Gross profit	111,451	40.4%	103,512	39.3%	7,939	7.7%

Operating expenses:
Compensation and benefits	53,228	19.3%	50,519	19.2%	2,709	5.4%
Other operating expenses	29,146	10.6%	25,529	9.7%	3,617	14.2%
Depreciation	9,294	3.4%	11,017	4.2%	(1,723)	(15.6%)

Total operating expenses	91,668	33.2%	87,065	33.1%	4,603	5.3%

Operating income	19,783	7.2%	16,447	6.2%	3,336	20.3%

Interest expense, net	101	0.0%	111	0.0%	(10)	(9.0%)
Other income, net	(249)	(0.1%)	(184)	(0.1%)	(65)	35.3%

Income before income taxes	19,931	7.2%	16,520	6.3%	3,411	20.6%
Income tax expense	7,882	2.9%	4,028	1.5%	3,854	95.7%

Net income	$12,049	4.4%	$12,492	4.7%	$(443)	(3.5%)

Net sales. Net sales increased 4.7% to $275.7 million for the first three quarters of fiscal 2010 from $263.4 million for the prior year period. During the first three quarters of fiscal 2010, comparable store sales increased 3.5% on top of a 7.6% increase in the prior year period. The comparable store sales increase accounted for an $8.2 million increase in overall sales for the period. The balance of the overall increase of $4.1 million was the result of strong sales performance from new store openings partially offset by store closings. The comparable store sales increase was primarily due to a 7% increase in the number of transactions, offset partially by a lower average ticket. The increase in transactions was driven by an increase in customer traffic count. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by a slight increase in items per transaction. The strongest performing merchandise categories were wall décor, mirrors, candles, and accessories. The weakest performing merchandise categories were art, lamps, and candles and accessories.

Gross profit. Gross profit as a percentage of net sales increased from 39.3% in the first three quarters of fiscal 2009 to 40.4% in the first three quarters of fiscal 2010. Merchandise margins decreased from 55.0% in the first three quarters of fiscal 2009 to 54.6% in the first three quarters of fiscal 2010. The decrease in merchandise margin was the result of increased ocean freight costs and increased markdowns during the third quarter of fiscal 2010. Store occupancy costs as a percentage of net sales decreased 1.4%. This decline resulted from favorable lease renewal and extension terms, the closure of underperforming stores, and our continued shift to less-costly off-mall real estate locations. Outbound freight costs and central distribution expenses decreased slightly as a percentage of sales primarily due to comparable store sales leverage.
Other operating expenses. Other operating expenses increased as a percentage of net sales for the first three quarters of fiscal 2010. This was primarily the result of increases in marketing expenses. travel expenses, meeting expenses and information technology maintenance expenses as compared to the prior year period.
Depreciation. The decrease in depreciation as a percentage of sales reflects the reduction in capital expenditures during 2008 and 2009 relative to prior periods and the related decline in store count during those periods, and the impact of lease extensions for store locations in which the majority of the fixed assets are fully depreciated.
Income tax expense. We recorded income tax expense of approximately $7.9 million, or 39.5% of pre-tax income during the first three quarters of fiscal 2010, versus approximately $4.0 million, or 24.4% of pre-tax income during the prior year period. The most significant reconciling items between our effective tax rate and the federal statutory rate of 35% during the prior year period was the reversal of $2.6 million of the valuation allowance previously established against deferred tax assets primarily related to net operating losses generated in fiscal 2007. We were able to reverse the remaining valuation allowance by the end of fiscal 2009 as we achieved positive operating performance. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.
Net income and earnings per share. As a result of the foregoing, we reported net income of $12.0 million, or $0.59 per diluted share, for the first three quarters of fiscal 2010 as compared to net income of $12.5 million, or $0.62 per share, for the first three quarters of fiscal 2009.
We believe that expressing net income and earnings per share for the prior year period using a normalized tax rate is instrumental in judging our performance for current and future periods when we expect to incur more normalized tax rates. Excluding adjustments to our valuation allowance on deferred taxes, adjusted net income and adjusted earnings per share were $9.9 million or $0.49 per diluted share for the 39-week period ended October 31, 2009. A reconciliation of these non-GAAP financial measures is presented under “Reconciliation of Non-GAAP Measures” within this Item 2.
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
Cash flows from operating activities. Net cash provided by (used in) operating activities was ($320,000) and $8.3 million for the first three quarters of fiscal 2010 and fiscal 2009, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of an increase in inventories, prepaid expenses and an increase in income taxes paid. The change in cash flows from operations was primarily the result of an increase in inventories combined with an increase in income taxes paid.

Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2010 consisted principally of $17.8 million in capital expenditures as compared to $7.9 million for the prior year period. The capital expenditures primarily related to new store construction and information technology assets. During the first three quarters of fiscal 2010, we opened 28 stores. We expect that capital expenditures for all of fiscal 2010 will be approximately $24 to $26 million, primarily to fund the construction of approximately 38 new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.
Cash flows from financing activities. Net cash provided by financing activities was approximately $549,000 and $186,000 for the first three quarters of fiscal 2010 and fiscal 2009, respectively, and was related to the exercise of employee stock options as well as employee stock purchases and the related tax benefits.
Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.27% at October 30, 2010) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximately $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 to $4.5 million depending on the size of the borrowing base, at all times.
As of October 30, 2010, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $42.0 million available for borrowing (net of the availability block as described above).
At October 30, 2010, our balance of cash and cash equivalents was approximately $58.8 million and the borrowing availability under our facility was $42.0 million (net of the availability block as described above). We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
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

Reconciliation of Non-GAAP Financial Information

	13 Weeks Ended	39 Weeks Ended
(dollars in thousands, except per share amounts)	October 31, 2009	October 31, 2009
Net income

Net income in accordance with GAAP	$5,570	$12,492

Adjustments to the valuation allowance for deferred tax assets	$(954)	$(2,562)

Adjusted net income	$4,616	$9,930

Diluted earnings per share

Diluted EPS in accordance with GAAP	$0.27	$0.62

Adjustments to the valuation allowance for deferred tax assets	$(0.04)	$(0.13)

Adjusted diluted earnings per share	$0.23	$0.49

Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
The Company had commitments for new store construction projects totaling approximately $2.2 million at October 30, 2010.
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
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of October 30, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

KIRKLAND’S, INC.
Date: December 9, 2010	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2010	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)