Form 10-K
period 2011-01-29
KIRKLAND'S, INC
filed 2011-04-14
CIK 1056285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-49885

Kirkland’s, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2501 McGavock Pike, Suite 1000, Nashville, TN	37214
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(615) 872-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
(None)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2010 the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $289,525,000 based on the last sale price of the common stock as reported by The Nasdaq Stock Market.
     As of April 4, 2011, there were 19,917,819 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 1, 2011, are incorporated by reference into Part III of this Form 10-K.

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
General
     We are a specialty retailer of home décor and gifts in the United States, operating 300 stores in 30 states as of January 29, 2011. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernable value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.
Business Strategy
     Our goal is to be one of the leading specialty retailers of home décor in each of our markets. We believe the following elements of our business strategy both differentiate us from our competitors and position us for growth:
     Item-focused merchandising. While our stores contain items covering a broad range of complementary product categories, we emphasize traditionally-styled, high quality and fashionable key items within our targeted categories rather than merchandising complete, themed product classifications. Our buyers work closely with our vendors to identify and develop stylish merchandise that appeals to a broad base of customers while reflecting the latest trends. We test-market products where appropriate and monitor individual item sales, which enables us to identify and quickly reorder bestselling items in order to maximize sales. We constantly evaluate market trends and merchandise sales data and work with vendors to develop new products to be sold in our stores, frequently on an exclusive basis. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customers.
     Ever-changing merchandise mix. We believe our ever-changing merchandise mix and method of display create an exciting “treasure hunt” environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is traditionally-styled for broad market appeal, yet it reflects an understanding of our customer’s desire for fashion and novelty. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, our inventory turns rapidly and we actively change our merchandise throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.
     Stimulating visual presentation. Through our marketing and in-store presentation, we seek to help customers visualize our merchandise in their own homes and inspire decorating and gift-giving ideas. We creatively group complementary merchandise throughout the store. We believe this cross-category merchandising encourages customers to browse for longer periods of time, promoting add-on sales. We adjust our visual presentation frequently to take advantage of sales trends and enhance our ever-changing merchandise mix.
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
     Broad market appeal. Our stores operate successfully across different geographic regions and market sizes. As of January 29, 2011, we operated stores in 30 states. Although originally focused in the Southeast, approximately 54% of our stores are now located outside that region. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within the target markets where our customers live and shop. In November 2010, we launched a new and improved website providing for direct-to-customer selling at www.kirklands.com. We view this new channel as an important part of our business strategy, allowing us to introduce our concept to new customers and complement our “brick-and-mortar” business.
     Opening new stores. We returned to net store growth during fiscal 2010, ending the year with 300 stores versus 279 stores at the end of fiscal 2009. Our approach to new store growth in fiscal 2011 will continue to focus on replacements of successful mall and smaller-sized off-mall stores with new, larger off-mall locations that have proved to produce higher sales. Additionally, we expect to open stores in existing, underpenetrated markets and selected new geographical markets. During fiscal 2011, we expect to open a total of 40 to 45 stores, and expect to close approximately 15 to 20 stores. Many of these expected closings are currently in markets where we are pursuing or have identified a relocation opportunity. Fiscal 2011 new store openings will be weighted toward the back half of the year while store closings for fiscal 2011 are expected to occur at fairly regular intervals over the course of the entire fiscal year.
Merchandising
     Merchandising strategy. Our merchandising strategy is to (i) offer unique, distinctive and often exclusive, high quality home décor and gifts at affordable prices representing great value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of key items within targeted categories, rather than merchandising complete, themed product classifications, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas and encourages frequent store visits.
     Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best or slow sellers. This daily sales and gross margin information helps us to maximize the productivity of successful products and categories, and minimize the accumulation of slow-moving inventory. Our core merchandise assortment is relatively consistent across the chain. We address regional differences by tailoring inventories to geographic considerations and specific store sales results in selected categories.
     We continuously introduce new and often exclusive products to our merchandise assortment in order to (i) maintain customer interest due to the freshness of our product selections, encouraging frequent return visits to our stores, (ii) enhance our reputation as a source for identifying or developing high quality, fashionable products, and (iii) allow merchandise which has peaked in sales to be quickly discontinued and replaced by new items. In addition, we strategically increase selling space devoted to gifts and holiday merchandise during the third and fourth quarters of the calendar year. Our flexible store design and display fixtures allow us to adjust our selling space as needed to capitalize on sales trends.
     Our average store generally carries approximately 4,000-5,000 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item, and therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. New and different SKUs are introduced to our stores constantly.
     We purchase merchandise from approximately 200 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide the opportunity to improve our net sales and gross margin. Our strategy is to continue to increase the amount of exclusive and proprietary products within our merchandise mix.
     Product assortment. Our major merchandise categories include wall décor (framed art, mirrors, metal and other wall ornaments), lamps, decorative accessories, accent furniture, candles and related items, textiles, garden-related accessories, and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving. Consistent with our item-focused strategy, a vital part of the product mix is a variety of home décor and other assorted merchandise that does not necessarily fit into a specific product category. Decorative accessories consist of such varied products as vases and clocks. Throughout the year and especially during the fourth quarter of the calendar year, our buying team uses its experience in home décor to develop products that are equally appropriate for gift-giving.
     The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Wall Décor (including framed art, mirrors, metal and other wall ornaments)	30%	31%	32%
Decorative Accessories	13	14	13
Candles and Accessories	9	9	11
Accent Furniture	9	9	9
Holiday	7	7	7
Lamps	7	7	8
Gifts	7	6	4
Frames	6	6	4
Textiles	5	5	5
Floral	4	4	4

	% of Net Sales
Merchandise Category	Fiscal 2010	Fiscal 2009	Fiscal 2008
Garden	3	2	3

Total	100%	100%	100%

     Value to customer. We continually strive to increase the perceived value of Kirkland’s products to our customers through our distinctive merchandising, carefully coordinated in-store signage, visual presentation and product packaging. Our shoppers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores, through catalogs, or on the Internet. Our stores typically have two major semi-annual sale events, one in January and one in July. We also use temporary promotions throughout the year featuring specific items or categories of merchandise. We believe our value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.
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
     We purchase merchandise from approximately 200 vendors. Approximately 95% of our total purchases are from importers of merchandise manufactured primarily in China, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. As we execute our growth strategy, we are continually evaluating the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and presenting them for sale in our stores.
     Planning and allocation. Our merchandise planning and allocation team works closely with our buying team, field management and store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team also manages inventory levels, allocates merchandise to stores and replenishes inventory based upon information generated by our information systems. Our inventory control systems monitor current inventory levels at each store, by operating district, and for the total company. We also continually monitor recent selling history within each store by category, classification and item to properly allocate future purchases to maximize sales and gross margin.
     Each of our stores is internally classified for merchandising purposes based on certain criteria including sales volume, size, location and historical performance. Although all of our stores carry similar merchandise, the variety and depth of products in a given store may vary depending on the store’s rank and classification. Where applicable, inventory purchases and allocation are also tailored based on regional or demographic differences between stores in selected categories.
Store Operations
     General. As of January 29, 2011, we operated 300 stores in 30 states, with stores operating seven days a week. In addition to corporate management and two Zone Vice Presidents, approximately 20 District Managers (who generally have responsibility for approximately 12-18 stores within a geographic district) manage store operations. A Store Manager and one to three Assistant Store Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, guest service, merchandise display, human resource functions and store security. A typical store operates with an average of eight to 10 employees including a full or part-time stock person and a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.
     Formats. We operate stores in enclosed malls and a variety of off-mall venues. As of January 29, 2011, we operated 59 stores in enclosed malls and 241 stores in off-mall venues including “lifestyle” centers, “power” strip centers, outlet centers and freestanding locations. Off-mall stores are generally larger than mall stores and tend to have a lower occupancy cost per square foot. The average size of our mall stores was approximately 4,800 square feet, and the average size of our off-mall stores was approximately 6,800 square feet. The average size of the new stores we opened in fiscal 2010 was approximately 8,400 square feet, and we currently expect our fiscal 2011 new stores to be of similar average size.
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
     Because of the nature of our merchandise and our focus on identifying and developing best-selling items, we emphasize our visual merchandising standards. Our Visual Merchandising and Marketing teams provide Store Managers with recommended directives such as photographs, diagrams and placement guides. Augmenting this centralized approach, each Store Manager has flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers. Effective and consistent visual merchandising enhances a store’s ability to reach its full sales potential.
     Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, the success of our growth strategy depends on our ability to promote and/or recruit qualified District and Store Managers and maintain quality full- and part-time sales associates. A multi-week training program is provided for new District Managers and Store Managers. Many Store Managers begin their Kirkland’s career as sales associates, but complete a formal three week training program before taking responsibility for a store. This three week training program includes two weeks in a designated “training store,” working directly with a qualified Training Store Manager. District Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new associates, assisted where appropriate by a Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s.
     Compensation and incentives. District and Store Managers are compensated with a base salary or on an hourly basis, plus a monthly sales bonus combined with a quarterly performance bonus based on store-level profit contribution. Sales associates are compensated on an hourly basis. In addition, we periodically run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.
Real Estate
     Strategy. Our real estate strategy is to identify dominant retail properties that are convenient and attractive to our target female customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets such as Houston, Texas and Atlanta, Georgia; middle markets such as Birmingham, Alabama, Nashville, Tennessee, and Fresno, California; and smaller markets such as Lafayette, Louisiana, and Amarillo, Texas. As we execute our store growth strategy, we are increasingly focused on under-penetrated markets in the United States such as the Mid-Atlantic states, California and the Midwest to provide us with the unit growth to achieve our goals.
     Site selection. Our current strategy is to locate our stores in venues which are destinations for large numbers of shoppers and which reinforce our quality image and brand. To assess potential new locations, we review financial and demographic criteria and infrastructure for access. We also analyze the quality and relative location of co-tenants and competitive factors, square footage availability, frontage space and other relevant criteria to determine the overall acceptability of a property and the optimal locations within it.
     Historically, we preferred to locate stores in regional or super-regional malls with a history of high sales per square foot and multiple national department stores as anchors. Beginning in fiscal 2003, we increased our exploration of off-mall real estate alternatives. We have generally experienced better financial results in these off-mall venues, primarily due to higher sales volumes and lower occupancy costs, although recently, the difference in occupancy costs between these two venues has lessened. We also believe that our target shopper prefers the off-mall location for convenience in her shopping experience. As of January 29, 2011, of our 300 stores, 241 were in a variety of off-mall venues including “lifestyle” strip centers, “power” centers, outlet centers and freestanding locations. Off-mall stores tend to be slightly larger than mall stores. We currently anticipate that most of the new stores opening in fiscal 2011 and beyond will be located in off-mall power center venues.
     We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers, financial strength and our strong position with co-tenants in the home décor category. The following table provides a history of our store openings and closings by venue for the last five fiscal years.

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010
Mall
Stores open at beginning of period	210	168	121	91	66
Store openings	1	—	—	—	2
Store closings	(43)	(47)	(30)	(25)	(9)

Stores open at end of period	168	121	91	66	59

Off-Mall

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2006	2007	2008	2009	2010
Stores open at beginning of period	137	181	214	208	213
Store openings	48	35	3	18	36
Store closings	(4)	(2)	(9)	(13)	(8)

Stores open at end of period	181	214	208	213	241

Total
Stores open at beginning of period	347	349	335	299	279
Store openings	49	35	3	18	38
Store closings	(47)	(49)	(39)	(38)	(17)

Stores open at end of period	349	335	299	279	300

Distribution and Logistics
     We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach entails a thorough evaluation of all parts of the supply chain, from the manufacturer to the store selling floor. In order to develop a more scalable infrastructure for our supply chain, during fiscal 2003 we leased a new, 771,000-square-foot distribution center in Jackson, Tennessee. This building was built to our specifications and opened in May 2004. The commencement of operations in the new distribution center was accompanied by the implementation of a new warehouse management system as well as investments in material handling equipment designed to streamline the flow of goods within the distribution center.
     In addition to making improvements to our distribution center operation, we have taken important steps to improve our efficiency in transporting merchandise to stores. We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. Prior to fiscal 2006, the majority of our merchandise deliveries were handled by either less-than-truckload (“LTL”) carriers or full truckload deliveries to regional “pool points”, with local delivery agents handling the actual store delivery function. By the end of fiscal 2010, we had migrated 93% of our stores to less-frequent, full truckload deliveries. This alternative results in lower distribution costs and allows our field personnel to better schedule payroll for the receiving process. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors. This shift to direct store delivery methods has resulted in lower annual outbound freight costs both on a dollar basis and as a percentage of sales compared to LTL and pool point delivery methods used in the past.
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
Information Systems
     Our store information systems include a server in each store that runs our automated point-of-sale (“POS”) application on multiple POS registers. The server provides Store Managers with convenient access to detailed sales and inventory information for the store. Our POS registers provide a price look-up function (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through daily polling, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores. We have completed a vendor selection process for new POS software, along with integrated workforce management capabilities. This new software will be tested during fiscal 2011 with a planned roll-out to stores in the second half of fiscal 2011 to early 2012.
     Our current merchandise management system integrates all merchandising and inventory management applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, and sales audit. We completed a vendor selection process for this foundational merchandising system and are in the design phase of the new system implementation. Testing of the new system will occur throughout 2011 with an implementation targeted for early fiscal 2012. Our financial system applications, including general ledger and accounts payable, have already been upgraded to new software in February 2011 after a year-long design and testing phase.
     We moved into our new distribution center during the second quarter of 2004. Concurrent with this move, we implemented a new warehouse management system (WMS). The WMS was tailored to our specifications and provides us with a fully automated solution for all operations within the distribution center.

Marketing
     Although our overall marketing efforts encompass various different techniques, in recent years, we have had a specific focus on e-mail communication. We now manage a database of over 3 million e-mail addresses that have been provided by our customers, primarily through in-store collection processes. We use this database to communicate at least weekly with our loyal customer base about new products, in-store events and special offers. We are actively evaluating ways to enhance our marketing to customers through the testing of other forms of media advertising. For example, during fiscal 2009, we launched a new community web site at www.mykirklands.com that allows customers to interact with each other and provide commentary on our merchandise and stores. We also have a presence on social media sites such as Facebook.
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
     To drive customer loyalty, we provide our customers with the option to utilize Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. As cardholders, customers are automatically enrolled in a loyalty program whereby they earn loyalty points for their purchases. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases. We believe that customers using the card visit our stores and purchase merchandise more frequently as well as spend more per visit than our customers not using the card. As of January 29, 2011, there were approximately 317,000 Kirkland’s private-label credit card holders, representing approximately 7% of total sales during fiscal 2010.
Internet and Social Media
     We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. In November of 2010, we launched a new and improved website at www.kirklands.com, which provides our customers with the ability to purchase Kirkland’s merchandise online and have it delivered directly to their homes or their nearest Kirkland’s store. Customers may also use the website as a resource to locate a store, preview our merchandise, apply for a Kirkland’s credit card, and purchase gift cards online. We are also very active in social media and have developed a social community website at www.mykirklands.com for home décor discussions, photographs, and reviews of Kirkland’s product. Over 150,000 customers have joined the site and regularly interact with each other and with professional designers with whom we have partnered to contribute content to the site. In addition, we maintain a presence on Facebook, where we have a growing fan base of over 140,000.
     The information contained or incorporated in our websites is not a part of this annual report on Form 10-K.
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
Competition
     The retail market for home décor and gifts is highly competitive. Accordingly, we compete with a variety of specialty stores, department stores, discount stores and catalog and Internet retailers that carry merchandise in one or more categories also carried by our stores. Our product offerings also compete with a variety of national, regional and local retailers, including such retailers as HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports and Target. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise novelty, quality and selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of our store locations.
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
Employees
     We employed 3,948 employees at March 24, 2011. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good.
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
Executive Officers of Kirkland’s
     The name, age as of March 31, 2011, and position of each of our executive officers is as follows:
     Robert E. Alderson, 64, has been a Director of Kirkland’s since September 1986 and has been Chief Executive Officer since February 2006. He also served as Chief Executive Officer from March 2001 to May 2005. He currently serves as President of Kirkland’s and he also served as President of Kirkland’s both from February 2006 to March 2006 and from November 1997 to May 2005. Mr. Alderson served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Vice President or Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.
     W. Michael Madden, 41, has been Senior Vice President and Chief Financial Officer since January 2008 and Vice President and Chief Financial Officer since May 2006. Prior to his appointment as Chief Financial Officer, Mr. Madden served as Vice President of Finance from May 2005 to April 2006. From July 2000 to May 2005, he served as Director of Finance. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.
     Michelle R. Graul, 45, has been Senior Vice President of Human Resources and Stores since January 2010 and Senior Vice President of Human Resources since August 2008. Prior to her appointment as Senior Vice President of Human Resources, Mrs. Graul served as Vice President of Human Resources from March 2005 to July 2008. Prior to joining Kirkland’s, Mrs. Graul was employed with Pier 1 Imports and served in various positions of increasing responsibility over 13 years culminating as Zone Human Resources Director. Prior to joining Pier 1 Imports, Mrs. Graul had positions with four other retailers serving in various store operational roles and as a buyer.
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
If We Do Not Generate Sufficient Cash Flow, We May Not Be Able to Implement Our Growth Strategy.
The rate of our expansion will depend on, among other factors, the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. The cost of opening new stores or expanding, remodeling and relocating existing stores — which is at the heart of our growth strategy — may increase in the future compared to historical costs. There can be no assurance that our business will generate adequate cash flow or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our senior credit facility contains provisions that restrict the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to open additional stores or expand, remodel and relocate existing stores as planned, which may adversely affect our growth strategy resulting in a decrease in net sales. There can be no assurances that we will be able to achieve our current plans for the opening of new stores and the expansion, remodeling or relocation of existing stores.
If We Are Unable to Profitably Open and Operate New Stores, We May Not Be Able to Adequately Execute Our Growth Strategy, Resulting in a Decrease in Net Sales and Net Income.
A key element of our growth strategy is to open new stores, both in existing markets and in new geographic markets that we select based on customer data and demographics. During fiscal 2010, we opened 38 new stores, and our future operating results will depend to a substantial extent on whether we are able to continue to open and operate new stores successfully.
Our ability to open new stores and to expand, remodel and relocate existing stores depends on a number of factors, including the preveiling conditions in the commercial real-estate market and our ability to:
•	Maintain or obtain adequate capital resources for leasehold improvements, fixtures and inventory on acceptable terms;

•	locate and obtain favorable store sites and negotiate acceptable lease terms;

•	construct or refurbish store sites;

•	obtain and distribute adequate product supplies to our stores;

•	maintain adequate warehousing and distribution capability at acceptable costs;

•	hire, train and retain skilled managers and personnel; and

•	continue to upgrade our information and other operating systems to control the anticipated growth and expanded operations.
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
Our Success Depends Upon our Marketing, Advertising and Promotional Efforts. If We are Unable to Implement them Successfully, or if Our Competitors are More Effective Than We are, Our Revenue May Be Adversely Affected.
We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, database marketing, email communications and other electronic communications such as online social networks. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.
Weather Conditions Could Adversely Affect Our Sales and/or Profitability by Affecting Consumer Shopping Patterns.
Our operating results may be adversely affected by severe or unexpected weather conditions. Frequent or unusually have snow, ice or rain storms or extended periods of unseasonable temperatures in our markets could adversely affect our performance by affecting customer shopping patterns or diminishing demand for seasonal merchandise.
Our Performance May be Affected by General Economic Conditions.
Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending. Some of the factors that have had, any may in the future have an impact on discretionary consumer spending include national or global economic downturns, an increase in consumer debt (and a corresponding decrease in the availability of affordable consumer credit), reductions in net worth based on recent severe market declines, softness in the residential real estate and mortgage markets, changes in taxation, increases in fuel and energy prices, fluctuation in interest rates, low consumer confidence and other macroeconomic factors.
Specialty retail is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of home décor and gifts tend to be highly correlated with cycles in consumers’ disposable income and trends in the housing market both new and existing. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Because of the seasonality of our business, economic downturns, increased sourcing costs, or in scarcity in equipment during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. Purchases of home décor items may decline during recessionary periods, and a prolonged recession, and any related decrease in consumers’ disposable incomes, may have a material adverse effect on our business, financial condition and results of operations.
In the event of a tightening of credit markets or turmoil in the financial markets as we experienced in recent years, our ability to access funds, refinance our existing indebtedness (if necessary), enter into agreements for new indebtedness or obtain funding through the issuance of our securities would be adversely impacted.
The impact of any such credit crisis or market turmoil on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially, impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, both as a result and independent of the current financial crisis in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.
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
Our Freight Costs and thus Our Cost of Goods Sold are Impacted by Changes in Fuel Prices.
Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs both on inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. Increased fuel prices or surcharges may increase freight costs and thereby increase our cost of goods sold.

New Legal Requirements Could Adversely Affect Our Operating Results.
Our sales and results of operations may be adversely affected by new legal requirements, including health care reform and proposed climate change and other environmental legislation and regulations.
In 2010, the Patient Protection Act and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional health care and other costs, but we do not expect any material short-term impact on our financial results as a result of the legislation and are currently assessing the extent of any long-term impact.
The costs and other effects of other new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase prices of goods and services because of increased compliance costs or reduced availability of raw materials.
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
Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.
Numerous factors affect our comparable store net sales results, including among others, weather conditions, retail trends, the retail sales environment, economic conditions, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store net sales results have historically experienced fluctuations, including declines some fiscal periods. Our comparable store net sales may not increase from quarter to quarter, or may decline. As a result, the unpredictability of our comparable store net sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues or comparable store net sales may cause the price of our common stock to fluctuate significantly.
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
The retail market is highly competitive. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores and catalog retailers, which carry merchandise in one or more categories also carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such retailers as HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports and Target. We also compete with these and other retailers for suitable retail locations, suppliers, qualified employees and management personnel. One or more of our competitors are present in substantially all of the markets in which we have stores. Many of our competitors are larger and have significantly greater financial, marketing and other resources than we do. This competition could result in the reduction of our prices and a loss of our market share. Our net sales are also impacted by store liquidations of our competitors. We believe that our stores compete primarily on the basis of merchandise quality and selection, price, visual appeal of the merchandise and the store and convenience of location.
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
Most of our merchandise is purchased through vendors in the United States who import the merchandise from foreign countries, primarily China. Our vendors are subject to the risks involved with relying on products manufactured abroad, and we remain subject to those risks to the extent that their effects are passed through to us by our vendors or cause disruptions in supply. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, first cost price increases, freight cost increases, exchange rate fluctuations, terrorism, war, economic uncertainties (including inflation, foreign government regulations and political unrest) and trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices). If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase.
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
A significant portion of the distribution of products to our stores is coordinated through our distribution facility in Jackson, Tennessee. We depend on the orderly operation of this receiving and distribution process, which depends on adherence to shipping schedules and effective management of the distribution center. We cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason. Any significant disruption in the operations of this facility would have a material adverse effect on our ability to maintain proper inventory levels in our stores which could result in a loss of net sales and net income.
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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
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
     We currently lease one central distribution facility, consisting of 771,000 square feet, located in Jackson, Tennessee. This lease has a 15-year initial term, with two five-year options. On March 1, 2007, we entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby we leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term with an option to renew the lease for an additional seven years. On December 3, 2009, we amended the Office Lease Agreement to include an additional 9,798 square feet of adjoining office space. The combined Nashville office houses the merchandising, marketing, store operations and real estate teams, as well as certain other senior management personnel.
     The following table indicates the states where our stores are located and the number of stores within each state as of January 29, 2011:

Alabama	16
Arizona	13
Arkansas	7
California	12
Colorado	1
Delaware	1
Florida	37
Georgia	17
Illinois	6
Indiana	5
Iowa	1
Kansas	2
Kentucky	8
Louisiana	11
Maryland	4
Michigan	3
Minnesota	4
Mississippi	10
Missouri	6
Nevada	2
New York	7
North Carolina	19
Ohio	7
Oklahoma	5
Pennsylvania	5
South Carolina	8
Tennessee	15
Texas	56
Virginia	9
Wisconsin	3

Total	300

Item 3.	Legal Proceedings
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

Item 4.	Reserved
     Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer of Purchases of Equity Securities
Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK.” We commenced trading on Nasdaq on July 11, 2002. On March 30, 2011, there were approximately 75 holders of record and approximately 4,700 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$24.53	$14.20	$7.00	$2.65
Second Quarter	$23.65	$14.93	$14.42	$5.74
Third Quarter	$18.20	$11.15	$15.40	$11.18
Fourth Quarter	$14.73	$10.79	$18.95	$12.68
Dividend Policy
     There have been no dividends declared on any class of our common stock during the past two fiscal years. Our senior credit facility restricts the payment of cash dividends. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.
Stock Price Performance Graph
     This graph shows, from the end of fiscal year 2005 to the end of fiscal 2010, changes in the value of Kirkland’s stock as compared to Standard and Poor’s 500 Composite Index (“S&P 500”).

Item 6.	Selected Financial Data
     The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year
(numbers in thousands, except per share amounts)	2010	2009	2008	2007	2006 (11)

Summary of Operations
Total revenue (1)	$415,300	$406,194	$391,277	$396,701	$446,828
Gross profit	170,536	168,506	133,991	112,714	137,321
Operating expenses (2)	115,745	107,063	105,581	118,261	119,915
Depreciation and amortization	12,817	14,505	18,741	20,391	18,084
Operating income (loss)	41,974	46,938	9,669	(25,938)	(678)
Other (income) and expenses, net	(194)	(47)	(419)	328	(521)
Income (loss) before income taxes	42,168	46,985	10,088	(26,266)	(157)
Net income (loss) (3)	$26,431	$34,570	$9,305	$(25,906)	$(140)
GAAP diluted earnings (loss) per share	$1.28	$1.71	$0.47	$(1.33)	$(0.01)
Adjusted diluted earnings (loss) per share (4)	$1.24	$1.42	$0.30	$(0.91)	$(0.01)
Other Financial Data
Comparable store sales increase (decrease) (5)	(0.5%)	8.4%	3.6%	(13.3%)	(6.6%)
Number of stores at year end	300	279	299	335	349
Average total revenue per store	$1,419	1,374	1,218	1,126	1,272
Average net sales per square foot (6)	$231	224	210	204	247
Average square footage per store at fiscal year end	6,425	6,073	5,823	5,755	5,458
Merchandise margin as a percentage of total revenue (7)	54.0%	55.2%	51.0%	47.5%	48.4%
Gross profit as a percentage of total revenue	41.1%	41.5%	34.2%	28.4%	30.7%
Compensation and benefits as a percentage of total revenue	18.0%	17.6%	17.8%	18.5%	17.3%
Other operating expenses as a percentage of total revenue	9.9%	8.8%	9.2%	10.4%	9.3%
Effective tax rate	37.3%	26.4%	7.8%	(1.4%)	(10.8%)
Inventory yield (8)	372.7%	396.5%	297.0%	226.0%	275.0%
Return on assets (ROA) (9)	14.7%	23.7%	7.5%	(21.4%)	(0.1%)
Return on equity (ROE) (10)	25.6%	49.1%	19.6%	(46.9%)	(1.0%)
Balance Sheet Data
Current assets	$146,670	123,650	81,322	57,934	78,220
Working capital	$100,781	75,572	37,491	16,582	30,856

	Fiscal Year Ended
	2010	2009	2008	2007	2006 (11)
	(numbers in thousands, except per share amounts)
Total assets	$195,077	165,541	126,764	122,132	151,466
Current liabilities	$45,889	48,078	43,831	41,352	47,364
Total liabilities	$76,788	77,056	74,413	79,562	83,484
Shareholders’ equity	$118,289	88,485	52,351	42,570	67,982

(1)	For fiscal 2006, total revenue includes $3.6 million related to the initial adoption of the Company’s gift certificate and gift card breakage policy.

(2)	During fiscal 2008, 2007 and 2006, the Company incurred non-cash charges related to impairment of long-lived assets in the pre-tax amount of approximately $352, $3,453, and $688, respectively. These amounts are included within operating expenses.

(3)	The Company recorded adjustments to decrease (increase) its valuation allowance against deferred tax assets of $5,437, $3,376 and $(8,168) in fiscal 2009, 2008 and 2007, respectively.

(4)	Adjusted earnings per share excludes certain discrete adjustments to income taxes related to prior periods. Please see the table on page 24 for more information on these adjustments.

(5)	Comparable store sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales.

(6)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 30% of total store space.

(7)	Merchandise margin is calculated as net sales minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.

(8)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.

(9)	Return on assets equals net income divided by average total assets.

(10)	Return on equity equals net income divided by average total shareholders’ equity.

(11)	Fiscal 2006 consisted of a 53-week year. All other fiscal years presented reflect 52-week years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2010 represented the 52 weeks ended on January 29, 2011. Fiscal 2009 represented the 52 weeks ended on January 30, 2010. Fiscal 2008 represented the 52 weeks ended on January 31, 2009.
Introduction
     We are a specialty retailer of home décor and gifts in the United States, operating 300 stores in 30 states as of January 29, 2011. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth during our 45-year history and have expanded our store base into different regions of the country.
Overview of Key Financial Measures
     Total revenue and gross profit are the most significant drivers to our operating performance. Total revenue consists of all merchandise sales to customers, gift card breakage and shipping revenue associated with internet sales, net of estimated returns and exclusive of sales taxes. Our total revenue for fiscal 2010 increased by 2.2% to $415.3 million from $406.2 million in fiscal 2009. The net sales increase in fiscal 2010 resulted primarily from the strong sales performance of our new store openings partially offset by store closings and a decrease in our comparable store sales. Comparable store sales decreased 0.5% for fiscal 2010. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

     Gross profit is the difference between total revenue and cost of sales. Cost of sales has four distinct components: product cost (including inbound freight), outbound freight cost, store occupancy costs, and central distribution costs. Product costs comprise the majority of cost of sales, while central distribution costs are the least significant of these four elements. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2010, gross profit increased 1.2% to $170.5 million from $168.5 million for fiscal 2009. Gross profit percentage for fiscal 2010 decreased to 41.1% of total revenue from 41.5% of total revenue for fiscal 2009, primarily due to higher inbound freight cost coupled with a slightly higher rate of promotional activity and markdowns compared to the prior year period.
     Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs such as depreciation and amortization. Because many operating expenses are fixed costs, and because operating costs tend to rise over time, increases in comparable store sales typically are necessary to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to understand fully our operating performance, we typically identify such costs separately where significant in the consolidated statements of income so that we can evaluate comparable expense data across different periods.
     For fiscal 2010, we reported net income of $26.4 million, or $1.28 per diluted share, compared with net income of $34.6 million or $1.71 per diluted share for fiscal 2009. We believe that expressing net income and earnings per share for quarterly and annual fiscal 2010 results using a normalized tax rate is instrumental in judging our performance for future periods when we expect to incur such normalized tax rates. Excluding adjustments to our valuation allowance on deferred taxes and certain income tax credits related to prior periods, we would have reported net income of $25.6 million, or $1.24 per share, and $28.7 million, or $1.42 per share, for fiscal 2010 and 2009, respectively. A reconciliation of these non-GAAP financial measures is presented on page 24.
Strategic Areas of Emphasis
     We returned to net store growth during fiscal 2010, ending the year with 300 stores versus 279 stores at the end of fiscal 2009. Our approach to new store growth in fiscal 2011 will continue to focus on replacements of successful mall stores and smaller-sized off-mall stores with new, larger off-mall locations that we believe have better long-term sales potential. Additionally, we expect to open stores in existing underpenetrated markets and selected new geographical markets. During fiscal 2011, we expect to open a total of 40 to 45 stores, and expect to close approximately 15 to 20 stores. Many of these expected closings are currently in markets where we are pursuing or have identified a relocation opportunity. Fiscal 2011 new stores openings will be weighted toward the back half of the year while store closings for fiscal 2011 are expected to occur at fairly regular intervals over the course of the entire fiscal year.
     The following table summarizes our stores in terms of size as of January 29, 2011 and January 30, 2010:

	As of	As of
	January 29, 2011	January 30, 2010
Number of Stores	300	279
Square footage	1,927,454	1,694,364
Average square footage per store	6,425	6,073
     An important part of our growth strategy includes investing in technology to provide the infrastructure to support our future needs. During fiscal 2010, we launched a new ecommerce website — www.kirklands.com — which allows customers to preview and purchase Kirkland’s merchandise online and have it delivered to their home or nearest Kirkland’s store. We also launched a new financial and general ledger platform in February, 2011.
     Looking forward, we are also planning for enhancements or replacements of other key software applications in the areas of point-of-sale (“POS”), workforce management, merchandising, planning and allocation and customer relationship management. We also plan to further develop our e-commerce capabilities by adding vendor “drop-ship” to customer functionality, allowing us to expand our product assortment on the website. These projects are in various phases and will be implemented in stages over the next two fiscal years. We view these technology projects as essential and supportive to the execution of our growth strategy.
     Our cash balances increased from $76.4 million at January 30, 2010 to $91.2 million at January 29, 2011 primarily due to maintaining a strong gross margin during fiscal 2010. Our objective is to finance all of our operating and investing activities for fiscal 2011 with cash provided by operations. We expect that capital expenditures for fiscal 2011 will range from $25 million to $28 million, and will be used primarily to fund leasehold improvements of approximately 40 to 45 new stores and to maintain our investments in existing stores and our distribution center, as well as to improve our information technology infrastructure.
Fiscal 2010 Compared to Fiscal 2009
     Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2010		Fiscal 2009		Change
	$	%	$	%	$	%
Net sales	$414,719	99.9%	$405,676	99.9%	$9,043	2.2%
Gift card breakage revenue	581	0.1%	518	0.1%	63	12.2%

Total revenue	415,300	100.0%	406,194	100.0%	9,106	2.2%
Cost of sales	244,764	58.9%	237,688	58.5%	7,076	3.0%

Gross profit	170,536	41.1%	168,506	41.5%	2,029	1.2%
Operating expenses:
Compensation and benefits	74,799	18.0%	71,300	17.6%	3,498	4.9%
Other operating expenses	40,946	9.9%	35,763	8.8%	5,183	14.5%
Depreciation	12,817	3.1%	14,505	3.6%	(1,688)	(11.6%)

Operating income	41,974	10.1%	46,938	11.6%	(4,964)	(10.3%)
Interest expense, net	137	0.0%	209	0.1%	(72)	(34.6%)
Other income, net	(331)	(0.1)%	(256)	(0.1)%	(75)	29.3%

Income before income taxes	42,168	10.2%	46,985	11.6%	(4,817)	(10.3%)
Income tax expense	15,737	3.8%	12,415	3.1%	3,322	26.8%

Net income	$26,431	6.4%	$34,570	8.5%	$(8,139)	(23.5%)

     Net sales. Net sales increased by 2.2% to $414.7 million for fiscal 2010 from $405.7 million for fiscal 2009. The net sales increase in fiscal 2010 resulted primarily from the strong sales performance of our new store openings partially offset by store closings. We opened 38 new stores in fiscal 2010 and 18 new stores in fiscal 2009, and we closed 17 stores in fiscal 2010 and 38 stores in fiscal 2009. Additionally, during November 2010, we launched kirklands.com for “direct-to-customer” selling. This accounted for $1.2 million in sales during fiscal 2010. The positive impact of these factors was offset somewhat by a decline of 0.5% in comparable stores sales for fiscal 2010. During fiscal 2009, comparable store sales increased 8.4%. The comparable store sales decrease accounted for a $1.9 million decline in overall sales, while the net growth of the store base and the launch of internet selling accounted for a $10.9 million increase in sales. The comparable store sales decrease was primarily due to a decrease in the average ticket, partially offset by an increase in customer traffic and transactions. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by an increase in items per transaction. Merchandise categories that performed the strongest in fiscal 2010 were floral, gift/novelty, wall décor and seasonal. Categories performing below fiscal 2009 levels were art, candles and accessories, decorative accessories and frames.
     Gross profit. Gross profit increased $2.0 million, or 1.2%, to $170.5 million for fiscal 2010 from $168.5 million for fiscal 2009. Gross profit expressed as a percentage of total revenue decreased to 41.1% for fiscal 2010, from 41.5% for fiscal 2009. The decrease in gross profit as a percentage of total revenue was primarily driven by lower merchandise margins, which declined from 55.2% in fiscal 2009 to 54.0% in fiscal 2010. Merchandise margin is calculated as total revenue minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin was primarily the result of increased ocean freight costs and a slight increase in the rate of markdown as compared to the prior year period. Store occupancy costs as a percentage of total revenue decreased from $38.0 million, or 9.4% of total revenue in fiscal 2009 to $35.4 million, or 8.5% of total revenue in fiscal 2010. This decline resulted from favorable lease renewal or extension terms, strong new store performance and the closure of underperforming stores. Outbound freight costs increased as a percentage of total revenue reflecting an increase in diesel costs. Central distribution expenses were flat as a percentage of total revenue.
     Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $74.8 million, or 18.0% of total revenue, for fiscal 2010, as compared to $71.3 million, or 17.6% for fiscal 2009. The increase in the compensation and benefits expense as a percentage of total revenue was primarily due to the increase in stock compensation expense due to higher equity valuations.
     Other operating expenses. Other operating expenses, including both store and corporate costs, were $40.9 million, or 9.9% of total revenue, for fiscal 2010 as compared to $35.8 million, or 8.8% of total revenue, for fiscal 2009. Operating expenses as a percentage of total revenue increased primarily due to higher marketing expenses, meeting expenses, travel expenses and information technology maintenance expenses as compared to the prior year period.
     Depreciation. Depreciation expense was $12.8 million, or 3.1% of total revenue, for fiscal 2010 as compared to $14.5 million, or 3.6% of total revenue, for fiscal 2009. The decrease in depreciation reflects the large reduction in capital expenditures during fiscal

2008, and the relatively low amount of capital expenditures during fiscal 2009 relative to prior periods as well as the related decline in the store count during those periods. The decrease in depreciation as a percentage of total revenue was also impacted by lease extensions for store locations in which the majority of fixed assets are fully depreciated.
     Income tax expense. Income tax expense was 37.3% of pre-tax income for fiscal 2010 as compared to 26.4% of pre-tax income for fiscal 2009. This fiscal 2010 income tax expense included a net benefit of $0.8 million related to an adjustment to the Company’s prior year income tax provision, partially offset by an adjustment to the state tax rate applied to the Company’s deferred tax assets. The most significant reconciling item between our effective tax rate and the federal statutory rate of 35% during fiscal 2009 was the reversal of $5.4 million of the valuation allowance previously established against deferred tax assets primarily related to net operating losses generated in fiscal 2007. We were able to reverse the amounts of the previously established valuation allowance as we achieved positive operating performance in fiscal 2009. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.
     Net income. As a result of the foregoing, we reported net income of $26.4 million, or $1.28 per diluted share for fiscal 2010 compared to net income of $34.6 million, or $1.71 per diluted share for fiscal 2009.
Fiscal 2009 Compared to Fiscal 2008
     Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2009		Fiscal 2008		Change
	$	%	$	%	$	%
Net sales	$405,676	99.9%	$390,640	99.8%	$15,036	3.8%
Gift card breakage revenue	518	0.1%	637	0.2%	(119)	(18.7)%

Total revenue	406,194	100.0%	391,277	100.0%	14,917	3.8%
Cost of sales	237,688	58.5%	257,286	65.8%	(19,598)	(7.6)%

Gross profit	168,506	41.5%	133,991	34.2%	34,515	25.8%
Operating expenses:
Compensation and benefits	71,300	17.6%	69,508	17.8%	1,792	2.6%
Other operating expenses	35,763	8.8%	35,721	9.1%	43	0.1%
Impairment charge	—	0.0%	352	0.1%	(352)	(100.0)%
Depreciation	14,505	3.6%	18,741	4.8%	(4,236)	(22.6)%

Operating income	46,938	11.6%	9,669	2.5%	37,269	385.4%
Interest expense, net	209	0.1%	50	0.0%	159	318.0%
Other income, net	(256)	(0.1)%	(469)	(0.1)%	213	(45.4)%

Income before income taxes	46,985	11.6%	10,088	2.6%	36,897	365.8%
Income tax expense	12,415	3.1%	783	0.2%	11,632	1485.6%

Net income	$34,570	8.5%	$9,305	2.4%	$25,265	271.5%

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
     Gross profit. Gross profit increased $34.5 million, or 25.8%, to $168.5 million for fiscal 2009 from $134.0 million for fiscal 2008. Gross profit expressed as a percentage of total revenue increased to 41.5% for fiscal 2009, from 34.2% for fiscal 2008. The increase in gross profit as a percentage of total revenue was primarily driven by improved merchandise margins, which increased from 51.0% in fiscal 2008 to 55.2% in fiscal 2009. Merchandise margin is calculated as total revenue minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was the result of a lower markdown rate, a more productive merchandise assortment, and higher initial markups. Strong sell-through of merchandise resulting from a more compelling merchandise mix led to lower markdown rates. Initial markups increased primarily due to significantly lower ocean freight costs. Store occupancy costs as a percentage of net sales decreased from $45.1 million, or 11.5% of total revenue in fiscal 2008 to $38.0 million, or 9.4% of total revenue in fiscal 2009. This decline resulted from favorable lease renewal or extension terms, comparable store sales leverage and the closure of underperforming stores. Outbound freight costs decreased as a percentage of sales reflecting a decline in diesel costs and leverage from the sales increase. Central distribution expenses declined slightly as a percentage of sales, reflecting leverage from the sales increase.

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
     Depreciation. Depreciation expense was $14.5 million, or 3.6% of total revenue, for fiscal 2009 as compared to $18.7 million, or 4.8% of total revenue, for fiscal 2008. The decrease in depreciation was the result of a smaller store base in fiscal 2009 as compared to fiscal 2008 as well as extensions of certain store leases beyond their initial terms where the related leasehold improvements are generally fully depreciated, the large reduction in capital expenditures during fiscal 2008, and the relatively low amount of capital expenditures during fiscal 2009.
     Income tax expense. Income tax expense was 26.4% of pre-tax income for fiscal 2009 as compared to 7.8% of pre-tax income for fiscal 2008. The most significant reconciling item between our effective tax rate and the federal statutory rate of 35% during fiscal 2009 and fiscal 2008 was the reversal of $5.4 million and $3.4 million, respectively, of the valuation allowance previously established against deferred tax assets primarily related to net operating losses generated in fiscal 2007. We were able to reverse these amounts of the previously established valuation allowance as we achieved positive operating performance in fiscal 2009 and fiscal 2008. At January 29, 2011, there was no remaining valuation allowance against our deferred tax assets.
     Net income. As a result of the foregoing, we reported net income of $34.6 million, or $1.71 per diluted share for fiscal 2009 compared to net income of $9.3 million, or $0.47 per diluted share for fiscal 2008.
Reconciliation of Non-GAAP Measures
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with generally accepted accounting principles (Non-GAAP measures). The non-GAAP measures are “adjusted net income” and “adjusted earnings per share” and are equal to net income, and earnings per share, as the case may be, excluding adjustments to the Company’s valuation allowance for deferred tax assets, adjustments related to the prior year tax provision, adjustments to the state tax rate applied to the Company’s deferred tax assets and certain income tax credits related to prior periods. Management uses these financial measures to focus on normalized operations, and believes that it is useful to investors because it enables them to perform more meaningful comparisons of past, present and future operating results. The Company believes that using this information, along with the corresponding GAAP measures, provides for a more complete analysis of the results of operations by fiscal year. Net income and earnings per share, respectively, are the most directly comparable GAAP measures to these non-GAAP measures. Below is a reconciliation of each of these non-GAAP measures to the corresponding most comparable GAAP measure:
Reconciliation of Non-GAAP Financial Information

	52 Weeks Ended
	January	January	January	February
(dollars in thousands, except per share amounts)	29, 2011	30, 2010	31, 2009	2, 2008
Net income (loss)

Net income (loss) in accordance with GAAP	$26,431	$34,570	$9,305	$(25,906)

Adjustments to income tax expense (benefit)	$(814)	$(5,881)	$(3,376)	$8,168

Adjusted net income (loss)	$25,617	$28,689	$5,929	$(17,738)

Diluted earnings (loss) per share

Diluted EPS in accordance with GAAP	$1.28	$1.71	$0.47	($1.33)

Adjustments to income tax expense (benefit)	$(0.04)	$(0.29)	$(0.17)	$0.42

	52 Weeks Ended
	January	January	January	February
(dollars in thousands, except per share amounts)	29, 2011	30, 2010	31, 2009	2, 2008
Adjusted diluted earnings (loss) per share	$1.24	$1.42	$0.30	($0.91)

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
     Cash flows from operating activities. Net cash provided by operating activities was $36.7 million, $50.0 million and $29.6 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The decline in the amount of cash from operations from fiscal 2009 to fiscal 2010 was primarily due to the year-over-year decline in operating performance, an increase in working capital due to the increase in store count, as well as an increase in income taxes paid. The increase in the amount of cash from operations from fiscal 2008 to fiscal 2009 was primarily the result of significantly improved operating performance.
     Cash flows from investing activities. Net cash used in investing activities was $22.6 million and $10.2 million for fiscal 2010 and fiscal 2009, respectively. In fiscal 2008, we recorded $960,000 in cash flow provided by investing activities. In fiscal 2010 and fiscal 2009, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction and information technology projects. The increase in cash flows used in investing activities from fiscal 2009 to fiscal 2010 was the result of an increase in the amount of new store projects combined with the ramp-up in information technology projects. During fiscal 2010, we opened 38 stores compared to 18 stores in fiscal 2009. During 2010, we also completed information technology projects in the e-commerce and finance areas, and launched an initiative to replace our current merchandise management system with new software. During fiscal 2008, we only added 3 new stores, and we sold two corporate assets — our former headquarters building and corporate aircraft — resulting in sale proceeds of $3.7 million.
     Cash flows from financing activities. Net cash provided by financing activities was approximately $0.7 million, $0.2 million and $0.1 million for fiscal 2010, fiscal 2009, and fiscal 2008, respectively. These amounts were comprised of cash received from employees for stock purchases and stock option exercises. During fiscal 2010, fiscal 2009, and fiscal 2008, we did not make any draws on our revolving credit facility.
     Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.29% at January 29, 2011) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximate $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 million to $4.5 million depending on the size of the borrowing base, at all times.
     As of January 29, 2011, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $25.5 million available for borrowing (net of the availability block as described above).
     At January 29, 2011, our balance of cash and cash equivalents was approximately $91.2 million and the borrowing availability under our facility was $25.5 million (net of the availability block as described above). We did not borrow from our credit facility during fiscal 2010, nor do we expect any borrowings during fiscal 2011. We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Contractual Obligations
     A summary of the Company’s contractual obligations and other commercial commitments as of January 29, 2011 as listed below (in thousands):

	Amount of Commitment per Period
	Total
	Contractual	Less than 1			More than 5
	Obligations	year	1 to 3 years	3 to 5 years	years
Operating leases(1)	$231,152	$40,160	$68,760	$56,666	$65,566
Purchase obligations(2)	$60,990	$60,990	$—	$—	$—
Construction commitments	$783	$783	$—	$—	$—

Total	$292,925	$101,933	$68,760	$56,666	$65,566

(1)	These amounts represent future minimum lease payments under non-cancelable operating leases.

(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of January 29, 2011; such orders are generally cancelable at the discretion of the Company until the order has been shipped.
Related Party Transactions
     In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising. During fiscal 2010, the Company’s purchases from this vendor totaled approximately $20.9 million, or 11% of total merchandise purchases. During fiscal 2009, the Company’s purchases from this vendor totaled approximately $3.5 million, or 2% of total merchandise purchases. Payable amounts outstanding to this vendor were approximately $1.5 million as of January 29, 2011 and $800,000 as of January 30, 2010. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.
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
     The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2010 and fiscal 2009. The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2010 Quarter Ended
	May 1,	July 31,	October 30,	January 29,
	2010	2010	2010	2011
Total revenue	$93,465	$89,504	$92,725	$139,606
Gross profit	40,636	34,822	35,993	59,085
Operating income	10,953	5,064	3,766	22,191
Net income	6,518	3,252	2,279	14,382
Earnings per share:
Basic	0.33	0.16	0.11	0.72
Diluted	0.32	0.16	0.11	0.70
Stores open at end of period	281	286	296	300
Comparable store net sales increase (decrease)	12.6%	1.0%	(2.4)%	(7.9)%

	Fiscal 2009 Quarter Ended
	May 2,	August 1,	October 31,	January 30,
	2009	2009	2009	2010
Total revenue	$83,320	$87,688	$92,389	$142,797
Gross profit	32,108	33,473	37,930	64,995
Operating income	4,028	4,776	7,643	30,491
Net income (1)	3,478	3,444	5,570	22,078
Earnings per share:
Basic	0.18	0.18	0.28	1.12
Diluted	0.17	0.17	0.27	1.08
Stores open at end of period	292	291	296	279
Comparable store net sales increase	5.2%	6.1%	11.3%	10.2%

(1)	As a result of positive operating performance throughout fiscal 2009, we were able to reverse the remaining $5.4 million of valuation allowance against our deferred tax assets.
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
     We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage percentage varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $140,000 as of January 29, 2011.
     We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or market) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 29, 2011, our reserve for obsolescence was $26,000.
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
     Depreciation — Approximately 24% of our assets at January 29, 2011, represent investments in property and equipment. Determining appropriate depreciable lives requires judgments and estimates.
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
     Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are partially self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of January 29, 2011, our self-insurance reserve estimates totaled $3.1 million, of which $700,000 was reflected as a current liability in accrued expenses and $2.4 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. As of January 30, 2010, $800,000 was reflected as a current liability in accrued expenses and $2.6 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. In recent years, we have experienced unfavorable claims development, particularly related to workers compensation, and have adjusted our estimates accordingly.
     Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $310,000 for fiscal 2010.
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
     Additionally, our income tax returns are periodically audited by U.S. federal and state tax authorities which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A 10% change in our unrecognized tax benefit reserve at January 29, 2011 would have affected net earnings by approximately $54,000 in fiscal 2010.
     Stock-based compensation — We have stock-based compensation plans which include incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan. See Note 7, Employee Benefit Plans, to the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimated the fair value of our stock option awards as of the grant date based upon a Black-Scholes-Merton option pricing model. We estimate the fair value of our restricted stock units as of the grant date utilizing the average market price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.
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
     We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. However, in fiscal 2010, we did experience a significant increase in the estimated fair value of awards granted ($11.30 per share in 2010 compared to $5.29 per share in 2009) because of the increase in our stock price during 2010 when compared to previous years and the related impact to the computation of fair value. Consequently, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended January 29, 2011, would have affected net earnings by approximately $0.3 million.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
     As of January 29, 2011, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2010, nor do we expect any borrowings during fiscal 2011.
     We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 29, 2011.

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
Evaluation of Disclosure Controls and Procedures
     We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 29, 2011.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2011 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 29, 2011. Ernst & Young LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of January 29, 2011, as stated in their report which is included in this Annual Report on Form 10-K.
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
     Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 1, 2011; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors” in our Proxy Statements; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information contained in the section titled “Security Ownership of Kirkland’s — Ownership of Management and Certain Beneficial Owners” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.
Equity Compensation Plan Information

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercise of	exercise price of	compensation plans
	outstanding options,	Outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,807,818	$9.78	1,094,430
Equity compensation plans not approved by security holders	—	—	—
Total	1,807,818	$9.78	1,094,430

Item 13.	Certain Relationships and Related Transactions, and Director Independence
     Information contained in the section titled “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.
     The information contained in the section titled “Information About the Board of Directors — Independence” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services
     The information contained in the section titled “Other Matters- Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
     (a) 1. Financial Statements
     The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Kirkland’s, Inc.
     We have audited Kirkland’s, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kirkland’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Kirkland’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirkland’s, Inc. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2011, of Kirkland’s, Inc. and our report dated April 14, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
April 14, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Kirkland’s, Inc.
     We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. as of January 29, 2011 and January 30, 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirkland’s, Inc.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Memphis, Tennessee
April 14, 2011

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	January 29, 2011	January 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$91,222	$76,412
Inventories, net	44,452	39,355
Deferred income taxes	3,528	3,552
Prepaid expenses and other current assets	7,468	4,331

Total current assets	146,670	123,650
Property and equipment, net	46,231	36,856
Non-current deferred income taxes	1,440	4,395
Other assets	736	640

Total assets	$195,077	$165,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,236	$15,589
Income taxes payable	1,289	7,087
Accrued expenses	24,364	25,402

Total current liabilities	45,889	48,078
Deferred rent	27,259	25,399
Other liabilities	3,640	3,579

Total liabilities	76,788	77,056

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 29, 2011, and January 30, 2010	—	—
Common stock, no par value, 100,000,000 shares authorized; 19,910,963 and 19,749,148 shares issued and outstanding at January 29, 2011, and January 30, 2010, respectively	146,747	143,374
Accumulated deficit	(28,458)	(54,889)

Total shareholders’ equity	118,289	88,485

Total liabilities and shareholders’ equity	$195,077	$165,541

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	52 Weeks Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	$414,719	$405,676	$390,640
Gift card breakage revenue	581	518	637

Total revenue	415,300	406,194	391,277

Cost of sales (exclusive of depreciation as shown below)	244,764	237,688	257,286

Gross profit	170,536	168,506	133,991
Operating expenses:
Compensation and benefits	74,799	71,300	69,508
Other operating expenses	40,946	35,763	35,721
Impairment charges	—	—	352
Depreciation	12,817	14,505	18,741

Total operating expenses	128,562	121,568	124,322

Operating income	41,974	46,938	9,669

Interest expense	137	209	123
Interest income	(80)	—	(73)
Other income, net	(251)	(256)	(469)

Income before income taxes	42,168	46,985	10,088
Income tax expense	15,737	12,415	783

Net income	$26,431	$34,570	$9,305

Earnings per share:
Basic	$1.33	$1.76	$0.47

Diluted	$1.28	$1.71	$0.47

Weighted average shares for basic earnings per share	19,855	19,696	19,628
Effect of dilutive stock equivalents	723	553	63

Adjusted weighted average shares for diluted earnings per share	20,578	20,249	19,691

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
	(In thousands, except share data)
Balance at February 2, 2008	19,585,093	$141,334	$(98,764)	$42,570
Exercise of stock options and employee stock purchases	68,177	103		103
Stock-based compensation expense			373	373
Net income			9,305	9,305

Balance at January 31, 2009	19,653,270	141,810	(89,459)	52,351
Exercise of stock options and employee stock purchases	95,878	241		241
Stock-based compensation expense			1,323	1,323
Net income			34,570	34,570

Balance at January 30, 2010	19,749,148	143,374	(54,889)	88,485
Exercise of stock options and employee stock purchases	161,815	706		706
Stock-based compensation expense			2,667	2,667
Net income			26,431	26,431

Balance at January 29, 2011	19,910,963	$146,747	$(28,458)	$118,289

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$26,431	$34,570	$9,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,817	14,505	18,741
Amortization of tenant allowance	(6,595)	(7,991)	(9,016)
Amortization of debt issue costs	27	27	27
Impairment charge	—	—	352
Stock-based compensation expense	2,667	1,323	373
Loss on disposal of property and equipment	404	711	1,123
Deferred income taxes	2,979	(3,118)	(4,510)
Changes in assets and liabilities:
Inventories, net	(5,097)	(669)	2,560
Prepaid expenses and other current assets	(3,137)	29	3,608
Other noncurrent assets	(123)	(49)	161
Accounts payable	4,647	2,088	(2,285)
Income taxes payable	(5,798)	1,738	8,249
Accrued expenses and other current and noncurrent liabilities	7,478	6,808	874

Net cash provided by operating activities	36,700	49,972	29,562

Cash flows from investing activities:
Proceeds from sale of property and equipment	37	67	3,700
Capital expenditures	(22,633)	(10,313)	(2,740)

Net cash provided by (used in) investing activities	(22,596)	(10,246)	960

Cash flows from financing activities:
Exercise of stock options and employee stock purchases	706	241	103

Net cash provided by financing activities	706	241	103

Cash and cash equivalents:
Net increase	14,810	39,967	30,625
Beginning of the year	76,412	36,445	5,820

End of the year	91,222	$76,412	$36,445

Supplemental cash flow information:
Interest paid	$91	$91	$92

Income taxes paid (refunded)	$17,938	$13,610	$(2,879)

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Significant Accounting Policies
     Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 300 stores in 30 states as of January 29, 2011. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
     Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to impairment assessments on long-lived assets, asset retirement obligations, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, gift card breakage, customer loyalty program accruals and contingent liabilities.
     Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2010 represented the 52 weeks ended on January 29, 2011, fiscal 2009 represented the 52 weeks ended on January 30, 2010, and fiscal 2008 represented the 52 weeks ended on January 31, 2009.
     Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and investments with maturities of 90 days or less at the date of purchase.
     Cost of sales and inventory valuation — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, internal transfer costs, outbound freight, inventory shrinkage, discounts associated with the customer loyalty program, overhead associated with our distribution facility and its network and store occupancy costs. The Company’s inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. The Company estimates the amount of shrinkage that has occurred through theft or damage and adjusts that amount to actual at the time of its physical inventory counts which occur throughout the fiscal year. The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise.
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
     Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are depreciated on a straight-line basis over an estimated life of three to seven years upon being placed in service. At the end of fiscal years 2010 and 2009, computer equipment included capitalized computer software currently under development of $6.2 million and $1.6 million, respectively.
     Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of January 29, 2011 and January 30, 2010, the liability for asset retirement obligations was approximately $264,000 and $232,000, respectively.
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
     Customer loyalty program — The Company has established a private-label credit card program for its customers. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. All cardholders are automatically enrolled in a loyalty program whereby cardholders earn loyalty points in return for making purchases in the Company’s stores. Attaining specified loyalty point levels results in the issuance of discount certificates to the cardholder. The Company accrues for the expected liability associated with the discount certificates issued as well as the accumulated points that have not yet resulted in the issuance of a certificate adjusted for expected redemption rates. This liability is included as a component of accrued expenses on the consolidated balance sheet and the changes to the liability are included within cost of sales on the consolidated statements of income.
     Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for its new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. The cumulative net excess of recorded rent expense over lease payments totaled $6.7 million, of which $750,000 was reflected as a current liability in accrued expenses and $5.9 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet as of January 29, 2011. As of January 30, 2010, $704,000 was reflected as a current liability in accrued expenses and $5.6 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.
     The Company also receives incentives from landlords in the form of tenant allowances. These tenant allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of January 29, 2011, the unamortized amount of tenant allowances totaled $27.6 million, of which $6.2 million was reflected as a current liability in accrued expenses and $21.4 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 30, 2010, $5.9 million was reflected as a current liability in accrued expenses and $19.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.
     Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers. Net sales include the sale of merchandise, net of estimated returns and exclusive of sales taxes.
     Revenues from gift cards are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the Redemption Recognition Method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as breakage revenue. The

Company recognized approximately $581,000, $518,000 and $637,000 in gift card breakage during fiscal 2010, fiscal 2009 and fiscal 2008, respectively.
     Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, deferred compensation benefits, social security and unemployment taxes.
     Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards. This compensation expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of income. See “Note 7 — Employee Benefit Plans” for further discussion.
     Other operating expenses — Other operating expenses consist of such items as insurance, advertising, utilities, property taxes, supplies, losses on disposal of assets and various other store and corporate expenses.
     Preopening expenses — Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.
     Advertising expenses — Advertising costs are expensed in the period in which the related advertising activity first takes place. Advertising expense was $4.0 million, $2.2 million and $1.5 million for fiscal years 2010, 2009 and 2008, respectively.
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
     Concentrations of risk — Most of the Company’s merchandise is purchased through vendors in the United States who import the merchandise manufactured primarily in China. However, the Company believes alternative merchandise sources could be procured over a relatively short period of time.

     Fair value of financial instruments — The carrying amount of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities.
     Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were approximately 43,000 shares, 834,000 shares and 761,000 shares for fiscal 2010, 2009 and 2008, respectively.
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
Note 2 — Property and Equipment
     Property and equipment is comprised of the following (in thousands):

	January 29,	January 30,
	2011	2010
Equipment	$29,302	$27,041
Furniture and fixtures	43,216	39,484
Leasehold improvements	61,413	55,277
Projects in progress	6,739	1,856

	140,670	123,658
Less: Accumulated depreciation	94,439	86,802

	$46,231	$36,856

Note 3 — Accrued Expenses
     Accrued expenses are comprised of the following (in thousands):

	January 29,	January 30,
	2011	2010
Salaries and wages	$5,528	$6,911
Gift cards and store credits	5,773	5,413
Sales taxes	2,306	2,325
Deferred rent	7,045	6,557
Other	3,712	4,196

	$24,364	$25,402

Note 4 — Income Taxes
     The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. Income tax expense consists of the following (in thousands):

		52 Weeks Ended

	January 29,	January 30,	January 31,
	2011	2010	2009

Current
Federal	$10,413	$13,203	$5,172
State	2,345	2,330	121
Deferred
Federal	2,547	2,227	(648)
State	432	92	(486)
Change in valuation allowance	—	(5,437)	(3,376)

	$15,737	$12,415	$783

     Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

		52 Weeks Ended

	January 29,	January 30,	January 31,
	2011	2010	2009

Tax at federal statutory rate	$14,760	$16,445	$3,531
State income taxes (net of federal benefit)	2,042	1,782	565
Change in valuation allowance	—	(5,437)	(3,376)
Adjustment to prior year income tax provision	(1,025)	—	—
Other	(40)	(375)	63

Income tax expense	$15,737	$12,415	$783

     Income tax expense in fiscal 2010 included a benefit of $1.0 million related to an adjustment to the Company’s prior year income tax provision. This benefit was slightly offset by an adjustment of approximately $200,000 to the state tax rate applied to the Company’s deferred tax assets.
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 29,	January 30,
	2011	2010
Deferred tax assets:
Accruals	$4,068	$3,964
Inventory valuation	241	220
Deferred rent and other	5,666	5,115

Total deferred tax assets	9,975	9,299
Deferred tax liabilities:
Depreciation	(4,636)	(1,109)
Prepaid assets	(371)	(243)

Total deferred tax liabilities	(5,007)	(1,352)

Net deferred tax assets	$4,968	$7,947

     Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. In recent years, the Company’s valuation allowance was primarily related to deferred tax assets associated with net operating losses. As a result of positive operating performance in fiscal years 2009 and 2008, the Company was able to reverse $5.4 million and $3.4 million, respectively, of the valuation allowance during those fiscal years. At January 30, 2010, there was no remaining valuation allowance against the Company’s deferred tax assets.
     The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2006. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2004. The Company has no ongoing U.S. federal, state or local income tax examinations.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	52 Weeks Ended
	January 29,	January 30,
(in thousands)	2011	2010
Balance at the beginning of the year	$853	$667
Additions based on tax positions related to the current year	144	164
Additions for tax positions of prior years	—	22
Reductions for tax positions of prior years	(29)	—
Reductions due to settlements	—	—
Reductions due to lapse of the statute of limitations	(71)	—

Balance at the end of the year	$897	$853

     Included in the January 29, 2011 balance is $538,000 of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate.
     The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $186,000 and $215,000 accrued for the payment of interest and penalties associated with unrecognized tax benefits at January 29, 2011 and January 30, 2010, respectively.
Note 5 — Senior Credit Facility
     Effective October 4, 2004, the Company entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, the Company entered into a First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under the borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended revolving credit facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.29% at January 29, 2011) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.5% (depending on the amount of excess availability under the borrowing base). Additionally, the Company pays a fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of the Company’s assets and guaranteed by its subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3 to $4.5 million depending on the size of the borrowing base, at all times.
     As of January 29, 2011, the Company was in compliance with the covenants in the facility and there was zero in outstanding borrowings under the credit facility, with approximately $25.5 million available for borrowing (net of the availability block as described above).
Note 6 — Long-Term Leases
     The Company leases retail store facilities, corporate office space, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2025. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases was approximately $37,406,000, $39,931,000 and $50,152,000 in fiscal years 2010, 2009 and 2008, respectively. Contingent rental expense was approximately $98,000, $63,000 and $83,000 for fiscal years 2010, 2009 and 2008, respectively.
     Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $40,160,000 in 2011; $35,741,000 in 2012; $33,019,000 in 2013; $30,211,000 in 2014; $26,455,000 in 2015 and $65,566,000 thereafter.
Note 7 — Employee Benefit Plans
     Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $2.7 million, $1.3 million and $373,000 for fiscal years 2010, 2009 and 2008, respectively.
     On June 12, 1996, the Company adopted the “1996 Executive Incentive and Non-Qualified Stock Option Plan” (the “1996 Plan”), which provides employees and officers with opportunities to purchase shares of the Company’s common stock. The 1996 Plan authorized the grant of incentive and non-qualified stock options and required that the exercise price of incentive stock options be at least 100% of the fair market value of the stock at the date of the grant. As of January 29, 2011, options to purchase 143,313 shares of common stock were outstanding under the 1996 Plan at an exercise price of $1.29. Options issued to employees under the 1996 Plan have maximum contractual terms of 10 years and vest ratably over 3 years. No additional options may be granted under the 1996 Plan.
     In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 or 4 years. Options issued to non-employee directors vest immediately on the date of the grant. Restricted stock units granted to non-employee directors vest on the first anniversary of the grant date.
     As of January 29, 2011, options to purchase 1,166,061 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.03 to $19.06 per share. As of January 29, 2011, there were 498,444 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $2.03 to $20.25 per share. RSUs generally vest after a 3 year period and are convertible into common stock on the date of vesting. Shares reserved for future stock-based grants under the 2002 Plan approximated 964,000 at January 29, 2011.
     The Company grants options that allow for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”). With net settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company.
     As of January 29, 2011, there were 1,031,874 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of January 29, 2011 was approximately $6.3 million and $5.2 million, respectively. The weighted average grant date fair value of options granted during fiscal 2010, fiscal 2009 and fiscal 2008 were $11.30, $5.29 and $1.44, respectively. The intrinsic value of options exercised was $2.9 million in fiscal 2010 and $1.0 million in fiscal 2009. No options were exercised during fiscal 2008. At January 29, 2011, unrecognized stock compensation expense related to the unvested portion of outstanding stock options and restricted stock units was approximately $3.5 million, which is expected to be recognized over a weighted average period of 1.5 years.
     Transactions under the Company’s stock option plans for the year ended January 29, 2011, are as follows:

		Weighted	Weighted Average
	Number of	Average	Remaining Contractual
	Options	Exercise Price	Term (in years)
Balance at January 30, 2010	1,317,928	7.77
Options granted	240,000	18.69
Options exercised	(248,554)	7.69
Options forfeited	—	—

Balance at January 29, 2011	1,309,374	$9.78	6.8

Options Exercisable As of:
January 29, 2011	855,551	$7.64	5.7

     The fair value of each option is recorded as compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in fiscal years 2010, 2009 and 2008 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Expected price volatility	0.63	0.63	0.61
Risk-free interest rate	2.5%	3.3%	3.7%
Expected life	6.3 years	5.9 years	5.8 years
Forfeiture rate	5%	5%	5%
Dividend yield	0%	0%	0%
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
     Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees become 100% vested on the third anniversary of the grant date, provided the employee has remained in continuous service with the Company through that date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 114,000 and 400,000 RSUs during fiscal 2010 and 2008, respectively. The weighted average grant date fair value of the RSUs granted during fiscal 2010 and 2008 was $19.31 and $2.06, respectively. There were no restricted stock units granted during fiscal 2009. Compensation expense for RSUs during fiscal 2010, 2009 and 2008 was approximately $957,000, $265,000 and $133,000, respectively. As of January 29, 2011, there was approximately $1.6 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 0.8 years.
     RSU activity in each of the periods indicated were as follows:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at January 30, 2010	384,444	$2.06
Granted	114,000	19.31
Forfeited	—	—

Non-vested at January 29, 2011	498,444	$6.00

     Employee Stock Purchase Plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2010, 2009 and 2008, there were 24,185, 30,704 and 68,177 shares of common stock, respectively, issued to participants under the ESPP.
     401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion, subject to statutory limitations. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $400,000, and $422,000 and $322,000 in fiscal 2010, 2009 and 2008, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2010, 2009, or 2008.
     Deferred compensation plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contributions to this Plan were approximately $69,000, $55,000 and $24,000 in fiscal years 2010, 2009 and 2008, respectively.
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
     During fiscal 2009, the Company recognized a reduction of approximately $920,000, or $0.03 per share, in other operating expenses as a result of reversing an obligation related to a contingent matter for which the statute of limitations had expired.
Note 9 — Related Party Transactions
     In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising. During fiscal 2010, the Company’s purchases from this vendor totaled approximately $20.9 million, or 11% of total merchandise purchases. During fiscal 2009, the Company’s purchases from this vendor totaled approximately $3.5 million, or 2% of total merchandise purchases. Payable amounts outstanding to this vendor were approximately $1.5 million as of January 29, 2011 and $800,000 as of January 30, 2010. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.
     3. Exhibits: (see (b) below)
     (b) Exhibits.

     The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit
Number		Description

3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Current Report on Form 8-K dated May 7, 2010)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))

10.1*	—	Loan and Security Agreement, dated as of October 4, 2004, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated October 8, 2004)

10.2+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to our Form 8-K/A dated April 14, 2008)

10.3+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)

10.4+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)

10.5+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))

10.6+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)

10.7*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)

10.8+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))

10.9+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)

10.10+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)

10.11*	—	First Amendment to Loan and Security Agreement dated as of August 6, 2007, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 10, 2007)

10.12*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))

10.13*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2007)

10.14+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

21.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KIRKLAND’S, INC.

By:	/s/ ROBERT E. ALDERSON Robert E. Alderson
President and Chief Executive Officer
Date: April 14, 2011
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. ALDERSON Robert E. Alderson	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 14, 2011

/s/ W. MICHAEL MADDEN W. Michael Madden	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2011

/s/ CARL KIRKLAND Carl Kirkland	Director	April 14, 2011

/s/ STEVEN J. COLLINS Steven J. Collins	Director	April 14, 2011

/s/ MILES KIRKLAND Miles Kirkland	Director	April 14, 2011

/s/ R. WILSON ORR, III R. Wilson Orr, III	Director	April 14, 2011

/s/ RALPH T. PARKS Ralph T. Parks	Director	April 14, 2011

/s/ MURRAY M. SPAIN Murray M. Spain	Director	April 14, 2011

KIRKLANDS, INC.
INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit
Number	Description
23.1	Consent of Ernst & Young LLP.

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350