Form 10-Q
period 2011-04-30
KIRKLAND'S, INC
filed 2011-06-06
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2011,
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
Common Stock, no par value — 19,917,819 shares outstanding as of May 24, 2011

KIRKLAND’S, INC.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	April 30,	January 29,	May 1,
	2011	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$90,254	$91,222	$73,576
Inventories, net	44,620	44,452	38,325
Deferred income taxes	3,571	3,528	3,558
Prepaid expenses and other current assets	6,810	7,468	5,828

Total current assets	145,255	146,670	121,287
Property and equipment, net	46,013	46,231	36,466
Non-current deferred income taxes	1,456	1,440	4,397
Other assets	879	736	660

Total assets	$193,603	$195,077	$162,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,824	$20,236	$15,692
Income taxes payable	601	1,289	3,570
Accrued expenses	20,287	24,365	20,624

Total current liabilities	40,712	45,890	39,886
Deferred rent	26,548	27,259	24,517
Other liabilities	4,067	3,639	2,953

Total liabilities	71,327	76,788	67,356

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,917,819; 19,910,963; and 19,805,146 shares issued and outstanding at April 30, 2011, January 29, 2011, and May 1, 2010, respectively	147,564	146,747	143,825
Accumulated deficit	(25,288)	(28,458)	(48,371)

Total shareholders’ equity	122,276	118,289	95,454

Total liabilities and shareholders’ equity	$193,603	$195,077	$162,810

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended
	April 30,	May 1,
	2011	2010
Net sales	$94,403	$93,465
Cost of sales (exclusive of depreciation as shown below)	56,315	52,829

Gross profit	38,088	40,636
Operating expenses:
Compensation and benefits	18,794	17,810
Other operating expenses	10,887	8,846
Depreciation	3,241	3,027

Total operating expenses	32,922	29,683
Operating income	5,166	10,953
Interest expense	34	27
Other (income) expense, net	3	(51)

Income before income taxes	5,129	10,977
Income tax expense	1,959	4,459

Net income	$3,170	$6,518

Earnings per share:
Basic	$0.16	$0.33

Diluted	$0.15	$0.32

Weighted average shares for basic earnings per share:	19,915	19,775
Effect of dilutive stock equivalents	745	832

Adjusted weighted average shares for diluted earnings per share	20,660	20,607

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 29, 2011	19,910,963	$146,747	$(28,458)	$118,289
Exercise of employee stock options and employee stock purchases	6,856	68		68
Stock-based compensation expense		749		749
Net income			3,170	3,170

Balance at April 30, 2011	19,917,819	$147,564	$(25,288)	$122,276

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13-week Period Ended
	April 30,	May 1,
	2011	2010
Cash flows from operating activities:
Net income	$3,170	$6,518
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,241	3,027
Amortization of landlord construction allowances	(1,623)	(2,087)
Amortization of debt issue costs	6	7
Loss on disposal of property and equipment	72	190
Stock-based compensation expense	749	380
Deferred income taxes	(59)	(8)
Changes in assets and liabilities:
Inventories, net	(168)	1,030
Prepaid expenses and other current assets	658	(1,497)
Other noncurrent assets	(148)	(27)
Accounts payable	(412)	103
Income taxes payable	(688)	(3,517)
Accrued expenses and other current and noncurrent liabilities	(2,738)	(4,199)

Net cash provided by (used in) operating activities	2,060	(80)

Cash flows from investing activities:
Capital expenditures	(3,096)	(2,827)

Net cash used in investing activities	(3,096)	(2,827)

Cash flows from financing activities:
Exercise of stock options and employee stock purchases	68	71

Net cash provided by financing activities	68	71

Cash and cash equivalents:
Net decrease	(968)	(2,836)
Beginning of the period	91,222	76,412

End of the period	$90,254	$73,576

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 293 stores in 30 states as of April 30, 2011. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended April 30, 2011 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Note 2 — Income Taxes
An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended April 30, 2011, the Company recorded income tax expense of 38.2% of income before income taxes. In the prior year period, the Company recorded income tax expense of 40.6% of income before income taxes. The decline in the tax rate was primarily the result of a reorganization of the Company’s legal entity structure, which resulted in a lower projected state tax rate.
Note 3 — Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 282,500 and zero shares for the 13-week periods ended April 30, 2011, and May 1, 2010, respectively.
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
No stock options were granted during the 13-week periods ended April 30, 2011, and May 1, 2010. Total stock-based compensation expense (a component of compensation and benefits) was $749,000 for the 13-week period ended April 30, 2011, compared to $380,000 for the prior year period. Compensation expense is recognized on a straight-line basis over the vesting period. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.
Note 6 — Related Party Transactions
In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because one of its principals is the spouse of the Company’s Vice President of Merchandising. During the first quarter of fiscal 2011 and 2010, purchases from this vendor totaled approximately $4.5 million, or 10% of total merchandise purchases and $3.4 million, or 8% of merchandise purchases, respectively. Payable amounts outstanding to this vendor were approximately $600,000 and $500,000 as of April 30, 2011 and May 1, 2010, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, filed April 14, 2011. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.
General
We are a specialty retailer of home décor and gifts in the United States, operating 293 stores in 30 states as of April 30, 2011. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we sometimes use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide the customer discernable value. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
During the 13-week period ended April 30, 2011, we opened three new stores and closed ten stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	4/30/11		5/1/10		4/30/11	5/1/10	4/30/11	5/1/10
Mall	55	19%	64	23%	265,135	300,089	4,821	4,689
Off-Mall	238	81%	217	77%	1,645,310	1,425,387	6,913	6,569

Total	293	100%	281	100%	1,910,445	1,725,476	6,520	6,140

13-Week Period Ended April 30, 2011 Compared to the 13-Week Period Ended May 1, 2010
Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	April 30, 2011		May 1, 2010		Change
	$	%	$	%	$	%
Net sales	$94,403	100.0%	$93,465	100.0%	$938	1.0%
Cost of sales	56,315	59.7%	52,829	56.5%	3,486	6.6%

Gross profit	38,088	40.3%	40,636	43.5%	(2,548)	(6.3%)
Operating expenses:
Compensation and benefits	18,794	19.9%	17,810	19.1%	984	5.5%
Other operating expenses	10,887	11.5%	8,846	9.5%	2,041	23.1%
Depreciation	3,241	3.4%	3,027	3.2%	214	7.1%

Total operating expenses	32,922	34.9%	29,683	31.8%	3,239	10.9%
Operating income	5,166	5.5%	10,953	11.7%	(5,787)	(52.8%)
Interest expense, net	34	0.0%	27	0.0%	7	25.9%
Other (income) expense, net	3	0.0%	(51)	(0.1%)	54	(105.9%)

Income before income taxes	5,129	5.4%	10,977	11.7%	(5,848)	(53.3%)
Income tax expense	1,959	2.1%	4,459	4.8%	(2,500)	(56.1%)

Net income	$3,170	3.4%	$6,518	7.0%	$(3,348)	(51.4%)

Net sales. Net sales increased 1.0% to $94.4 million for the first fiscal quarter of 2011 compared to $93.5 million for the prior year period. The increase in net sales was the result of new store growth of $8.1 million, partially offset by a $7.2 million decrease in comparable store sales. During the first quarter of fiscal 2011, comparable store sales decreased 8.4% as compared to a 12.6% increase in the prior year period. The comparable store sales decrease was primarily due to a decrease in number of transactions and a slight decrease in the average ticket. The decrease in transactions resulted from slightly lower traffic counts and a decline in the conversion rate. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by an increase in items per transaction. The strongest performing merchandise categories were art and textiles, while the weakest performing categories were wall décor, mirrors, frames, and decorative accessories.
Gross profit. The decrease in gross profit as a percentage of total revenue was primarily driven by lower merchandise margins, which decreased from 56.6% in the first quarter of fiscal 2010 to 54.9% in the first quarter of fiscal 2011. Merchandise margin is calculated as net sales minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin was the result of higher inbound freight costs and higher rates of promotional activity and markdowns. Store occupancy costs as a percentage of net sales increased 0.7%. This increase resulted from the decline in comparable store sales. Outbound freight costs and central distribution expenses increased as a percentage of sales primarily due to comparable store sales deleverage and an increase in diesel fuel costs as well as shipping and packaging costs associated with E-commerce.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased over the prior year period primarily due to the negative comparable store sales performance. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to increased stock compensation expense as a result of the impact from grants in the second quarter of 2010.
Other operating expenses. Other operating expenses increased as a percentage of net sales versus the prior year period due to increases in legal fees, credit card processing fees, and marketing expenses, as well as deleverage due to the decline in comparable store sales.
Depreciation. The increase in depreciation as a percentage of sales reflects the increase in capital expenditures during fiscal 2010 combined with relatively flat total sales.
Income tax expense. We recorded income tax expense of approximately $2.0 million, or 38.2% of pre-tax income during the first quarter of fiscal 2011, versus approximately $4.5 million, or 40.6% of pre-tax income, in the prior year quarter. The decrease in the tax rate was primarily the result of a reorganization of the legal entity structure of certain of the Company’s subsidiaries which resulted in a lower projected state tax rate.
Net income and earnings per share. As a result of the foregoing, we reported net income of $3.2 million, or $0.15 per diluted share, for the first quarter of fiscal 2011 as compared to net income of $6.5 million, or $0.32 per diluted share, for the first quarter of fiscal 2010.
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
Cash flows from operating activities. Net cash provided by (used in) operating activities was approximately $2.1 million and ($80,000) for the first quarter of fiscal 2011 and fiscal 2010, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of a decrease in income taxes paid, partially offset by a decline in our operating performance and an increase in inventories. Cash tax payments for the first quarter of fiscal 2011 totaled approximately $2.7 million compared to cash tax payments of $7.6 million in the prior year period.

Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2011 consisted of $3.1 million in capital expenditures as compared to $2.8 million in capital expenditures for the prior year period. The capital expenditures primarily related to new store construction and information technology assets. During the first quarter of fiscal 2011, we opened three stores compared to six stores during the first quarter of fiscal 2010. We expect that capital expenditures for all of fiscal 2011 will be approximately $23 to $26 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.
Cash flows from financing activities. Net cash provided by financing activities was approximately $68,000 and $71,000 for the first quarter of fiscal 2011 and fiscal 2010, respectively, and was related to the exercise of employee stock options as well as employee stock purchases.
Revolving credit facility. Effective October 4, 2004, we entered into a five-year senior secured revolving credit facility with a revolving loan limit of up to $45 million. On August 6, 2007, we entered into the First Amendment to Loan and Security Agreement (the “Amendment”) which provided the Company with additional availability under our borrowing base through higher advance rates on eligible inventory. As a result of the Amendment, the aggregate size of the overall credit facility remained unchanged at $45 million, but the term of the facility was extended two years making the new expiration date October 4, 2011. Amounts outstanding under the amended facility, other than First In Last Out (“FILO”) loans, bear interest at a floating rate equal to the 60-day LIBOR rate (0.24% at April 30, 2011) plus 1.25% to 1.50% (depending on the amount of excess availability under the borrowing base). FILO loans, which apply to the first approximately $2 million borrowed at any given time, bear interest at a floating rate equal to the 60-day LIBOR rate plus 2.25% to 2.50% (depending on the amount of excess availability under the borrowing base). Additionally, we pay a quarterly fee to the bank equal to a rate of 0.2% per annum on the unused portion of the revolving line of credit. Borrowings under the facility are collateralized by substantially all of our assets and guaranteed by our subsidiaries. The maximum availability under the credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and receivables less reserves. The facility also contains provisions that could result in changes to the presented terms or the acceleration of maturity. Circumstances that could lead to such changes or acceleration include a material adverse change in the business or an event of default under the credit agreement. The facility has one financial covenant that requires the Company to maintain excess availability under the borrowing base, as defined in the credit agreement, of at least $3.0 to $4.5 million depending on the size of the borrowing base, at all times. We are currently progressing on the renewal or replacement of this facility.
As of April 30, 2011, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility. We do not anticipate any borrowings under the credit facility during fiscal 2011.
At April 30, 2011, our balance of cash and cash equivalents was approximately $90.3 million and the borrowing availability under our facility was $26.9 million (net of the excess availability requirement as described above). We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Related Party Transactions
In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because one of its principals is the spouse of the Company’s Vice President of Merchandising. During the first quarter of fiscal 2011, the Company’s purchases from this vendor totaled approximately $4.5 million, or 10% of total merchandise purchases. During the first quarter of fiscal 2010, the Company’s purchases from this vendor totaled approximately $3.4 million, or 8% of total merchandise purchases. Payable amounts outstanding to this vendor were approximately $600,000 as of April 30, 2011 and $500,000 as of May 1, 2010. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.
Off-Balance Sheet Arrangements
None.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
The Company had commitments for new store construction projects totaling approximately $1.3 million at April 30, 2011.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies during fiscal 2010. Refer to our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, for a summary of our critical accounting policies.
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

•	Weather Conditions Could Adversely Affect Our Sales and/or Profitability by Affecting Consumer Shopping Patterns.
•	Our Performance May Be Affected by General Economic Conditions.
•	We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.
•	Our Freight Costs and thus Our Cost of Goods Sold are Impacted by Changes in Fuel Prices.
•	New Legal Requirements Could Adversely Affect Our Operating Results.
•	The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.
•	Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.
•	Failure to Protect the Integrity and Security of Individually Identifiable Data of Our Customers and Employees Could Expose Us to Litigation and Damage Our Reputation.
•	We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.

•	We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.
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
The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended January 29, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of April 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

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

KIRKLAND’S, INC.
Date: June 6, 2011	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 6, 2011	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)