Form 10-Q
period 2011-07-30
KIRKLAND'S, INC
filed 2011-09-08
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2011 , or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 000-49885
KIRKLAND’S, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1287151 (IRS Employer Identification No.)

2501 McGavock Pike, Suite 1000 Nashville, Tennessee (Address of principal executive offices)	37214 (Zip Code)
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
Common Stock, no par value — 20,233,760 shares outstanding as of August 25, 2011.

KIRKLAND’S, INC.

Page
PART I — FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at July 30, 2011, January 29, 2011, and July 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations for the 13-week and 26-week periods ended July 30, 2011, and July 31, 2010 (unaudited)	4

Condensed Consolidated Statement of Shareholders’ Equity for the 26-week period ended July 30, 2011 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the 26-week periods ended July 30, 2011, and July 31, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION:

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 6. Exhibits	17

SIGNATURES	18

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	July 30,	January 29,	July 31,
	2011	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$75,106	$91,222	$65,688
Inventories, net	47,656	44,452	43,413
Income taxes receivable	3,880	—	3,478
Prepaid expenses and other current assets	9,283	7,468	7,310
Deferred income taxes	3,274	3,528	3,309

Total current assets	139,199	146,670	123,198
Property and equipment, net	51,940	46,231	39,660
Non-current deferred income taxes	1,394	1,440	4,314
Other assets	847	736	634

Total assets	$193,380	$195,077	$167,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,011	$20,236	$18,419
Income taxes payable	—	1,289	—
Accrued expenses and other	21,527	24,364	21,878

Total current liabilities	38,538	45,889	40,297
Deferred rent	27,690	27,259	24,641
Other liabilities	4,309	3,640	3,082

Total liabilities	70,537	76,788	68,020

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 20,216,076, 19,910,963 and 19,881,979 shares issued and outstanding at July 30, 2011, January 29, 2011 and July 31, 2010, respectively	148,611	146,747	144,905
Accumulated deficit	(25,768)	(28,458)	(45,119)

Total shareholders’ equity	122,843	118,289	99,786

Total liabilities and shareholders’ equity	$193,380	$195,077	$167,806

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Net sales	$89,701	$89,504	$184,104	$182,969
Cost of sales (exclusive of depreciation as shown below)	58,856	54,682	115,171	107,511

Gross profit	30,845	34,822	68,933	75,458
Operating expenses:
Compensation and benefits	17,565	17,081	36,359	34,891
Other operating expenses	11,187	9,556	22,074	18,402
Depreciation	2,733	3,121	5,974	6,148

Total operating expenses	31,485	29,758	64,407	59,441

Operating income (loss)	(640)	5,064	4,526	16,017

Interest expense, net	36	40	70	68
Other income, net	(78)	(135)	(75)	(187)

Income (loss) before income taxes	(598)	5,159	4,531	16,136
Income tax provision (benefit)	(118)	1,907	1,841	6,366

Net income (loss)	$(480)	$3,252	$2,690	$9,770

Earnings (loss) per share:
Basic	$(0.02)	$0.16	$0.13	$0.49

Diluted	$(0.02)	$0.16	$0.13	$0.47

Weighted average shares for basic earnings (loss) per share	19,957	19,852	19,936	19,814
Effect of dilutive stock equivalents	—	784	709	808

Adjusted weighted average shares for diluted earnings (loss) per share	19,957	20,636	20,645	20,622

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 29, 2011	19,910,963	$146,747	$(28,458)	$118,289
Exercise of employee stock options and employee stock purchases	24,631	177		177
Tax benefit from exercise of stock options and vesting of restricted stock		1,124		1,124
Net share settlement of stock options and restricted stock	(103,512)	(1,086)		(1,086)
Restricted stock issued	383,994
Stock-based compensation expense		1,649		1,649
Net income			2,690	2,690

Balance at July 30, 2011	20,216,076	$148,611	$(25,768)	$122,843

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26-Week Period Ended
	July 30,	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$2,690	$9,770
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	5,974	6,148
Amortization of landlord construction allowances	(2,662)	(3,432)
Amortization of debt issue costs	12	13
Loss on disposal of property and equipment	128	195
Stock-based compensation expense	1,649	1,052
Excess tax benefits from exercise of stock options	(1,124)	(460)
Deferred income taxes	300	324
Changes in assets and liabilities:
Inventories, net	(3,204)	(4,058)
Prepaid expenses and other current assets	(1,815)	(6,457)
Other noncurrent assets	(123)	(7)
Accounts payable	(3,225)	2,830
Income taxes payable	(4,045)	(6,627)
Cash received for landlord construction allowances	3,093	2,674
Accrued expenses and other current and noncurrent liabilities	(3,254)	(4,021)

Net cash used in operating activities	(5,606)	(2,056)

Cash flows from investing activities:
Capital expenditures	(11,811)	(9,147)

Net cash used in investing activities	(11,811)	(9,147)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options	1,124	460
Cash used in net share settlement of stock options	—	(239)
Exercise of stock options and employee stock purchases	177	258

Net cash provided by financing activities	1,301	479

Cash and cash equivalents:
Net decrease	(16,116)	(10,724)
Beginning of the period	91,222	76,412

End of the period	$75,106	$65,688

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 294 stores in 30 states as of July 30, 2011. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.
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
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended July 30, 2011 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
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
Note 2 — Income Taxes
An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended July 30, 2011, the Company recorded an income tax benefit of 19.7% of the loss before income taxes. In the prior year period, the Company recorded income tax expense of 37.0% of income before income taxes. The decline in the tax rate was primarily the result of the proximity of pre-tax results to breakeven. For the 26-week period ended July 30, 2011, the Company recorded income tax expense of 40.6% of income before income taxes. In the prior year period, the Company recorded income tax expense of 39.5% of income before income taxes.
Note 3 — Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share were not included because to do so would have been antidilutive. These shares were 1.9 million and 200,000 shares for the 13-week periods ended July 30, 2011 and July 31, 2010, and 450,000 and 200,000 for the 26-week periods ended July 30, 2011 and July 31, 2010, respectively.

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
The Company granted 172,500 stock options and 89,000 restricted stock units during the 13-week and 26-week periods ended July 30, 2011. This compares to 114,000 stock options and 225,000 restricted stock units granted in the 13-week and 26-week periods ended July 31, 2010. Total stock-based compensation expense (a component of compensation and benefits) was $900,000 for the 13-week period ended July 30, 2011 and $1.6 million for the 26-week period ended July 30, 2011 compared to $671,000 and $1.1 million, respectively, for the comparable prior year periods.
Note 6 — Related Party Transactions
In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because one of its principals is the spouse of the Company’s Vice President of Merchandising.
During the second quarter of fiscal 2011 and 2010, purchases from this vendor totaled approximately $5.4 million, or 11% of total merchandise purchases, and $6.0 million, or 13% of total merchandise purchases, respectively. During the first half of fiscal 2011 and fiscal 2010, purchases from this vendor totaled approximately $9.8 million, or 11% of total merchandise purchases, and $9.4 million, or 11% of total merchandise purchases, respectively. Payable amounts outstanding to this vendor were approximately $750,000 and $900,000 as of July 30, 2011 and July 31, 2010, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.
Note 7 — Subsequent Events
Amended Credit Facility:
On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement, dated as of August 19, 2011 (the “Credit Agreement”), with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The Credit Agreement increases the Company’s senior secured revolving credit facility from $45 million to $50 million and extends its maturity date to August 2016. Borrowings under the facility will bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. The Company will also pay the banks a fee of 0.375% per annum on the unused portion of the facility.
Pursuant to the Credit Agreement, borrowings are subject to certain customary conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

Also on August 19, 2011, the Company entered into an Amended and Restated Security Agreement, dated as of August 19, 2011 (the “Security Agreement”), with its Lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the assets of the Company to secure the payment and performance of the obligations under the Credit Agreement.
The Company and its subsidiaries entered into the Credit Agreement and the Security Agreement to amend and restate the previous Loan and Security Agreement, dated as of October 4, 2004 (the “Loan and Security Agreement”) and amended on August 6, 2007, by and among the Company and its Lenders. The Loan and Security Agreement and the amendment thereto have been previously filed with the Securities Exchange Commission.
Share Repurchase Authorization:
On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

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
General
We are a specialty retailer of home décor in the United States, operating 294 stores in 30 states as of July 30, 2011. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we sometimes use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide the customer discernable value. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.

During the 13-week period ended July 30, 2011, we opened seven new stores and closed six stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	7/30/11		7/31/10		7/30/11	7/31/10	7/30/11	7/31/10
Mall	52	18%	63	22%	257,727	295,524	4,956	4,691
Off-Mall	242	82%	223	78%	1,696,368	1,474,091	7,010	6,610

Total	294	100%	286	100%	1,954,095	1,769,615	6,647	6,187

13-Week Period Ended July 30, 2011 Compared to the 13-Week Period Ended July 31, 2010
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	July 30, 2011		July 31, 2010		Change
	$	%	$	%	$	%

Net sales	$89,701	100.0%	$89,504	100.0%	$197	0.2%
Cost of sales	58,856	65.6%	54,682	61.1%	4,174	7.6%

Gross profit	30,845	34.4%	34,822	38.9%	(3,977)	(11.4%)

Operating expenses:
Compensation and benefits	17,565	19.6%	17,081	19.1%	484	2.8%
Other operating expenses	11,187	12.5%	9,556	10.7%	1,631	17.1%
Depreciation	2,733	3.0%	3,121	3.5%	(388)	(12.4%)

Total operating expenses	31,485	35.1%	29,758	33.2%	1,727	5.8%

Operating income (loss)	(640)	(0.7%)	5,064	5.7%	(5,704)	(112.6%)

Interest expense, net	36	0.0%	40	0.0%	(4)	(10.0%)
Other income, net	(78)	(0.1%)	(135)	(0.2%)	57	42.2%

Income (loss) before income taxes	(598)	(0.7%)	5,159	5.8%	(5,757)	(111.6)%
Income tax provision (benefit)	(118)	(0.1%)	1,907	2.1%	(2,025)	(106.2%)

Net income (loss)	$(480)	(0.5%)	$3,252	3.6%	$(3,732)	(114.8%)

Net sales. Net sales increased 0.2% to $89.7 million for the second fiscal quarter of 2011 compared to $89.5 million for the prior year period. The impact of net new store growth accounted for an increase in sales of $4.8 million. E-Commerce sales of $1.7 million also contributed an increase over the prior year. These increases in net sales were offset by a decline in comparable store sales of 8.0%, accounting for a $6.5 million decline versus the prior year quarter. Comparable store sales increased 1.0% in the prior year period. The comparable store sales decrease was primarily due to a decrease in the number of transactions and a decline in the average ticket. The decrease in transactions was due to a 4% decrease in customer traffic count. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by an increase in items per transaction. Merchandise categories contributing most to the comparable store sales decline were alternative wall décor, decorative accessories, and frames.
Gross profit. Gross profit as a percentage of total revenue decreased from 38.9% in the second quarter of 2010 to 34.4% in the second quarter of 2011. Merchandise margins decreased from 53.3% in the second quarter of fiscal 2010 to 50.4% in the second quarter of fiscal 2011. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program expense. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin during the second quarter of 2011 was due to higher rates of promotional activity and markdowns and slightly higher ocean freight costs. Store occupancy costs as a percentage of net sales increased 0.4% versus the prior year quarter. This increase resulted primarily from the decline in comparable stores sales. Outbound freight costs and central distribution expenses increased as a percentage of sales primarily due to comparable store sales deleverage and an increase in diesel fuel costs as well as shipping and packaging costs associated with E-commerce.

Compensation and benefits. At the store-level and corporate level, the compensation and benefits expense ratio increased for the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010 primarily due to the negative comparable store sales performance and an increase in stock compensation expense.
Other operating expenses. Other operating expenses increased as a percentage of net sales for the second quarter of fiscal 2011. This was primarily the result of negative comparable store sales performance as well as increases in legal fees and information technology maintenance expenses in the second quarter of fiscal 2011 as compared to the prior year period.
Depreciation. The decrease in depreciation as a percentage of sales versus the prior year quarter reflects the impact of lease extensions during the preceding twelve months for store locations in which the majority of the fixed assets had been fully depreciated.
Income tax expense. We recorded an income tax benefit of approximately $118,000, or 19.7% of pre-tax loss during the second quarter of fiscal 2011, versus income tax expense of approximately $1.9 million, or 37.0% of pre-tax income, in the prior year quarter. The decrease in the tax rate was primarily the result of the proximity of the pre-tax loss to breakeven for the second quarter of fiscal 2011.
Net income and earnings per share. As a result of the foregoing, we reported net loss of $0.5 million, or $0.02 per diluted share, for the second quarter of fiscal 2011 as compared to net income of $3.3 million, or $0.16 per share, for the second quarter of fiscal 2010.
26-Week Period Ended July 30, 2011 Compared to the 26-Week Period Ended July 31, 2010
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26-Week Period Ended
	July 30, 2011		July 31, 2010		Change
	$	%	$	%	$	%

Net sales	$184,104	100.0%	$182,969	100.0%	1,135	0.6%
Cost of sales	115,171	62.6%	107,511	58.8%	7,660	7.1%

Gross profit	68,933	37.4%	75,458	41.2%	(6,525)	(8.6%)

Operating expenses:
Compensation and benefits	36,359	19.7%	34,891	19.1%	1,468	4.2%
Other operating expenses	22,074	12.0%	18,402	10.1%	3,672	20.0%
Depreciation	5,974	3.2%	6,148	3.4%	(174)	(2.8%)

Total operating expenses	64,407	35.0%	59,441	32.5%	4,966	8.4%

Operating income	4,526	2.5%	16,017	8.8%	(11,491)	(71.7%)

Interest expense, net	70	0.0%	68	0.0%	2	2.9%
Other income, net	(75)	(0.0%)	(187)	(0.1%)	112	(59.9%)

Income before income taxes	4,531	2.5%	16,136	8.8%	(11,605)	(71.9%)
Income tax expense	1,841	1.0%	6,366	3.5%	(4,525)	(71.1)

Net income	$2,690	1.5%	$9,770	5.3%	($7,080)	(72.5%)

Net sales. Net sales increased 0.6% to $184.1 million for the first half of fiscal 2011 from $183.0 million for the prior year period. The impact of net new store growth accounted for an increase in net sales of $11.5 million. E-Commerce sales of $3.3 million also contributed an increase over the prior year period. These increases in net sales were offset by a decline in comparable store sales of 8.2%, accounting for a $13.7 million decline versus the prior year period. Comparable store sales increased 6.6% in the prior year period. The comparable store sales decrease was primarily due to a decline in number of transactions and a decrease in the average ticket. The decline in transactions resulted from lower traffic counts and a decline in the conversion rate. The decrease in average ticket was the result of lower average retail selling price, partially offset by an increase in items per transaction. Categories contributing most to the comparable store sales decline were alternative wall décor, decorative accessories, frames and mirrors.
Gross profit. Gross profit as a percentage of total revenue decreased from 41.2% in the first half of fiscal 2010 to 37.4% in the first half of fiscal 2011. The decrease in gross profit as a percentage of total revenue was primarily driven by a decline in merchandise margins, which decreased from 55.0% in the first half of fiscal 2010 to 52.7% in the first half of fiscal 2011. The decrease in merchandise margin was the result of higher rates of promotional activity and markdowns, as well as higher inbound freight costs. Store occupancy costs as a percentage of net sales increased 0.6%. This increase resulted primarily from the decline in comparable stores sales. Outbound freight costs and central distribution expenses also increased as a percentage of sales primarily due to deleverage, an increase in diesel fuel costs, and shipping and packaging costs associated with E-commerce.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased for the first half of fiscal 2011 as compared to the first half of 2010 primarily due to the negative comparable store sales performance. At the corporate level, the compensation and benefits ratio was flat for the first half of 2011 as compared to the first half of 2010.
Other operating expenses. Other operating expenses increased as a percentage of net sales for the first half of fiscal 2011. This was primarily the result of increases in real estate legal fees, credit card processing fees, and information technology maintenance expenses in the first half of fiscal 2011 as compared to the prior year period.
Depreciation. The decrease in depreciation as a percentage of sales versus the prior year period reflects the impact of lease extensions during the preceding twelve months for store locations in which the majority of the fixed assets had been fully depreciated.
Income tax expense. We recorded income tax expense of approximately $1.8 million, or 40.6% of pre-tax income during the first half of fiscal 2011, versus approximately $6.4 million, or 39.5% of pre-tax income, during the prior year period.
Net income and earnings per share. As a result of the foregoing, we reported net income of $2.7 million, or $0.13 per diluted share, for the first half of fiscal 2011 as compared to net income of $9.8 million, or $0.47 per share, for the first half of fiscal 2010.
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
Cash flows from operating activities. Net cash used in operating activities was $5.6 million and $2.1 million for the first half of fiscal 2011 and fiscal 2010, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of the decline in our operating performance and an increase in working capital. These factors were partially offset by a decrease in income taxes paid. Cash tax payments for the first half of fiscal 2011 totaled approximately $5.8 million compared to $16.0 million in the prior year period.

Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2011 consisted of $11.8 million in capital expenditures as compared to $9.1 million for the prior year period. The capital expenditures primarily related to the construction of ten new stores and the continuation of several information technology projects.
Cash flows from financing activities. Net cash provided by financing activities was approximately $1.3 million and $479,000 for the first half of fiscal 2011 and fiscal 2010, respectively, and were related to the exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits.
Revolving credit facility. On August 19, 2011, we entered into an Amended and Restated Credit Agreement, dated as of August 19, 2011 (the “Credit Agreement”), with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The Credit Agreement increases our senior secured revolving credit facility from $45 million to $50 million and extends the maturity date to August 2016. Borrowings under the facility will bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. We will also pay the banks a fee of 0.375% per annum on the unused portion of the facility.
Pursuant to the Credit Agreement, borrowings are subject to certain customary conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.
Also on August 19, 2011, we entered into an Amended and Restated Security Agreement, dated as of August 19, 2011 (the “Amended and Restated Security Agreement”), with our Lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreement.
We entered into the Credit Agreement and the Security Agreement to amend and restate the previous Loan and Security Agreement, dated as of October 4, 2004 (the “Loan and Security Agreement”) and amended on August 6, 2007, between us and the Lenders. The Loan and Security Agreement and the amendment thereto have been previously filed with the Securities Exchange Commission.
As of July 30, 2011, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $30 million available for borrowing. We do not anticipate any borrowings under the credit facility during fiscal 2011.
At July 30, 2011, our balance of cash and cash equivalents was approximately $75.1 million and the borrowing availability under our facility was $30 million. We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Share Repurchase Authorization. On August 19, 2011, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of our outstanding common stock from time to time until February 2013. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time.

Related Party Transactions
In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising.
During the second quarter of fiscal 2011 and 2010, the Company’s purchases from this vendor totaled approximately $5.4 million, or 11% of total merchandise purchases, and $6.0 million, or 13% of total merchandise purchase, respectively. During the first half of fiscal 2011 and 2010, purchases from this vendor totaled approximately $9.8 million, or 11% of total merchandise purchases, and $9.4 million, or 11% of total merchandise purchases, respectively. Payable amounts outstanding to this vendor were approximately $750,000 and $900,000 as of July 30, 2011 and July 31, 2010, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
The Company had commitments for new store construction projects totaling approximately $2.7 million at July 30, 2011.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies during fiscal 2011. Refer to our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, for a summary of our critical accounting policies.
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
The factors listed below in Part II, Item A1 of this report under the heading “Risk Factors” and in the other sections of this Form 10-Q provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.
These forward-looking statements speak only as of the date of this report and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

We caution readers that the following important factors, among others, have in some past cases, affected and could in the future affect our actual results of operations and cause our actual results to differ materially from the results expressed in any forward-looking statements made by us or on our behalf.
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
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of July 30, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, which factors could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

ITEM 6.	EXHIBITS
(a) Exhibits.

Exhibit No.	Description of Document

*10.1
Amended and Restated Credit Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the borrowers named therein, Bank of America, N.A. as agent and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K filed August 24, 2011)

*10.2
Amended and Restated Security Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the other guarantors named therein, Bank of America, N.A. as agent and the lenders named therein (Exhibit 10.2 to our Current Report on Form 8-K filed August 24, 2011)

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 8, 2011	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer (Principal Executive Officer)

Date: September 8, 2011	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text