Form 10-Q
period 2011-10-29
KIRKLAND'S, INC
filed 2011-12-08
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2011 , or

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
Common Stock, no par value — 19,450,980 shares outstanding as of December 2, 2011.

KIRKLAND’S, INC.

Page
PART I — FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at October 29, 2011, January 29, 2011, and October 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Income for the 13-week and 39-week periods ended October 29, 2011, and October 30, 2010 (unaudited)	4

Condensed Consolidated Statement of Shareholders’ Equity for the 39-week period ended October 29, 2011 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the 39-week periods ended October 29, 2011, and October 30, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

PART II — OTHER INFORMATION:	16

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 6. Exhibits	17

SIGNATURES	18

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	October 29,	January 29,	October 30,
	2011	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$60,343	$91,222	$58,831
Inventories, net	59,940	44,452	56,851
Income taxes receivable	2,664	—	3,332
Prepaid expenses and other current assets	11,176	7,468	8,321
Deferred income taxes	2,174	3,528	4,013

Total current assets	136,297	146,670	131,348
Property and equipment, net	58,366	46,231	45,125
Non-current deferred income taxes	2,412	1,440	3,656
Other assets	1,176	736	684

Total assets	$198,251	$195,077	$180,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,975	$20,236	$25,923
Income taxes payable	—	1,289	—
Accrued expenses and other	21,145	24,364	21,625

Total current liabilities	46,120	45,889	47,548
Deferred rent	30,578	27,259	27,001
Other liabilities	4,445	3,640	3,331

Total liabilities	81,143	76,788	77,880

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 19,542,449, 19,910,963 and 19,891,346 shares issued and outstanding at October 29, 2011, January 29, 2011 and October 30, 2010, respectively	149,256	146,747	145,773
Accumulated deficit	(32,148)	(28,458)	(42,840)

Total shareholders’ equity	117,108	118,289	102,933

Total liabilities and shareholders’ equity	$198,251	$195,077	$180,813

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net sales	$97,071	$92,725	$281,175	$275,694
Cost of sales (exclusive of depreciation as shown below)	60,938	56,732	176,109	164,243

Gross profit	36,133	35,993	105,066	111,451
Operating expenses:
Compensation and benefits	18,828	18,337	55,187	53,228
Other operating expenses	12,467	10,744	34,541	29,146
Depreciation	2,914	3,146	8,888	9,294

Total operating expenses	34,209	32,227	98,616	91,668
Operating income	1,924	3,766	6,450	19,783
Interest expense, net	55	33	125	101
Other income, net	(51)	(62)	(126)	(249)

Income before income taxes	1,920	3,795	6,451	19,931
Income tax provision	673	1,516	2,514	7,882

Net income	$1,247	$2,279	$3,937	$12,049

Earnings per share:
Basic	$0.06	$0.11	$0.20	$0.61

Diluted	$0.06	$0.11	$0.19	$0.59

Weighted average shares for basic earnings per share	19,918	19,889	19,930	19,839
Effect of dilutive stock equivalents	286	633	568	749

Adjusted weighted average shares for diluted earnings per share	20,204	20,522	20,498	20,588

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 29, 2011	19,910,963	$146,747	$(28,458)	$118,289
Exercise of employee stock options and employee stock purchases	172,388	422		422
Tax benefit from exercise of stock options and vesting of restricted stock		1,177		1,177
Net share settlement of stock options and restricted stock	(111,538)	(1,142)		(1,142)
Restricted stock issued	408,439
Stock-based compensation expense		2,382		2,382
Repurchase and retirement of common stock	(837,803)	(330)	(7,627)	(7,957)
Net income			3,937	3,937

Balance at October 29, 2011	19,542,449	$149,256	$(32,148)	$117,108

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39-Week Period Ended
	October 29,	October 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,937	$12,049
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	8,888	9,294
Amortization of landlord construction allowances	(3,530)	(4,727)
Amortization of debt issue costs	33	20
Loss on disposal of property and equipment	152	247
Cash received for landlord construction allowances	6,849	6,329
Stock-based compensation expense	2,382	1,850
Excess tax benefits from exercise of stock options and restricted stock	(1,177)	(460)
Deferred income taxes	382	278
Changes in assets and liabilities:
Inventories, net	(15,488)	(17,496)
Prepaid expenses and other current assets	(3,708)	(3,990)
Other noncurrent assets	(186)	(64)
Accounts payable	4,739	10,334
Income taxes payable	(2,776)	(9,959)
Accrued expenses and other current and noncurrent liabilities	(2,414)	(4,025)

Net cash used in operating activities	(1,917)	(320)

Cash flows from investing activities:
Disposal of property and equipment	—	(37)
Capital expenditures	(21,175)	(17,773)

Net cash used in investing activities	(21,175)	(17,810)

Cash flows from financing activities:
Refinancing costs	(287)	—
Excess tax benefits from exercise of stock options and restricted stock	1,177	460
Cash used in net share settlement of stock options and restricted stock	(1,142)	(239)
Exercise of stock options and employee stock purchases	422	328
Repurchase and retirement of common stock	(7,957)	—

Net cash provided by (used in) financing activities	(7,787)	549

Cash and cash equivalents:
Net decrease	(30,879)	(17,581)
Beginning of the period	91,222	76,412

End of the period	$60,343	$58,831

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor with 301 stores in 30 states as of October 29, 2011. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.
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
It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended October 29, 2011 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.
Note 2 — Income Taxes
An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended October 29, 2011, the Company recorded an income tax expense of 35.1% of income before income taxes. In the prior year period, the Company recorded income tax expense of 40.0% of income before income taxes. For the 39-week period ended October 29, 2011, the Company recorded income tax expense of 39.0% of income before income taxes. In the prior year period, the Company recorded income tax expense of 39.5% of income before income taxes.
Note 3 — Earnings Per Share
Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock or restricted stock units became vested. Stock options that would have been antidilutive were not included in the computation of diluted earnings per share. The amount of shares excluded from the computation due to their antidilutive effect were 955,000 and 368,000 for the 13-week periods ended October 29, 2011, and October 30, 2010, and 545,000 and 161,000 for the 39-week periods ended October 29, 2011, and October 30, 2010, respectively.
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
The Company granted 172,500 stock options and 89,000 restricted stock units during the 39-week period ended October 29, 2011. This compares to 225,000 stock options and 114,000 restricted stock units granted in the 39-week period ended October 30, 2010. Total stock-based compensation expense (a component of compensation and benefits) was $733,000 for the 13-week period ended October 29, 2011, and $2.4 million for the 39-week period ended October 29, 2011, compared to $798,000 and $1.9 million, respectively, for the comparable prior year periods.
Note 6 — Stock Repurchase Program
On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through October 29, 2011, the Company had repurchased and retired a total of approximately 838,000 shares at an aggregate cost of $8.0 million. As of October 29, 2011, the Company had $32.0 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to October 29, 2011, the Company has repurchased and retired approximately 170,000 shares of common stock at an aggregate cost of $2.0 million.
Note 7 — Related Party Transactions
In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because one of its principals is the spouse of the Company’s Vice President of Merchandising.
During the third quarter of fiscal 2011 and 2010, purchases from this vendor totaled approximately $7.1 million, or 12% of total merchandise purchases, and $6.0 million, or 11% of total merchandise purchases, respectively. During the 39-week periods ended October 29, 2011, and October 30, 2010, purchases from this vendor totaled approximately $17.0 million, or 11% of total merchandise purchases, and $15.4 million, or 11% of total merchandise purchases, respectively. Payable amounts outstanding to this vendor were approximately $2.2 million and $2.7 million as of October 29, 2011 and October 30, 2010, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.
Note 8 — Amended Credit Facility
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
General
We are a specialty retailer of home décor in the United States, operating 301 stores in 30 states as of October 29, 2011. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we sometimes use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide the customer discernable value. Our stores offer a unique combination of style and value that has led to our emergence as a recognized name in home décor and has enabled us to develop a strong customer franchise.
During the 13-week period ended October 29, 2011, we opened 13 new stores and closed six stores. The following table summarizes our stores and square footage under lease by venue type:

	Stores				Square Footage		Average Store Size
	10/29/11		10/30/10		10/29/11	10/30/10	10/29/11	10/30/10
Mall	51	17%	61	21%	255,250	292,000	5,005	4,787
Off-Mall	250	83%	235	79%	1,783,702	1,582,524	7,135	6,734

Total	301	100%	296	100%	2,038,952	1,874,524	6,774	6,333

13-Week Period Ended October 29, 2011 Compared to the 13-Week Period Ended October 30, 2010
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	13-Week Period Ended
	October 29, 2011		October 30, 2010		Change
	$	%	$	%	$	%
Net sales	$97,071	100.0%	$92,725	100.0%	$4,346	4.7%
Cost of sales	60,938	62.8%	56,732	61.2%	4,206	7.4%

Gross profit	36,133	37.2%	35,993	38.8%	140	0.4%
Operating expenses:
Compensation and benefits	18,828	19.4%	18,337	19.8%	491	2.7%
Other operating expenses	12,467	12.8%	10,744	11.6%	1,723	16.0%
Depreciation	2,914	3.0%	3,146	3.4%	(232)	(7.4%)

Total operating expenses	34,209	35.2%	32,227	34.8%	1,982	6.2%
Operating income	1,924	2.0%	3,766	4.1%	(1,842)	(48.9%)
Interest expense, net	55	0.1%	33	0.0%	22	66.7%
Other income, net	(51)	(0.1%)	(62)	(0.1%)	11	(17.7%)

Income before income taxes	1,920	2.0%	3,795	4.1%	(1,875)	(49.4%)
Income tax provision	673	0.7%	1,516	1.6%	(843)	(55.6%)

Net income	$1,247	1.3%	$2,279	2.5%	$(1,032)	(45.3%)

Net sales. Net sales increased 4.7% to $97.1 million for the third fiscal quarter of 2011 compared to $92.7 million for the prior year period. The impact of net new store growth accounted for an increase in sales of $5.3 million. E-Commerce sales of approximately $2 million also contributed to the increase over the prior year. These increases in net sales were offset by a decline in comparable store sales of 3.6%, accounting for a $2.9 million decline versus the prior year quarter. Comparable store sales decreased 2.4% in the prior year period. The comparable store sales decrease was primarily due to a decrease in the number of transactions, partially offset by a slight increase in the average ticket. The decrease in transactions was due to a 3% decrease in customer traffic count and a 1% decline in the conversion rate. The increase in the average ticket was the result of a 3% increase in items per transaction, partly offset by a decline in the average retail selling price. Merchandise categories showing a positive comparable store sales performance were art, furniture, floral, textiles and gift. Merchandise categories contributing most to the comparable store sales decline were alternative wall décor, decorative accessories and frames.
Gross profit. Gross profit as a percentage of total revenue decreased from 38.8% in the third quarter of 2010 to 37.2% in the third quarter of 2011. Merchandise margins decreased from 53.7% in the third quarter of fiscal 2010 to 53.4% in the third quarter of fiscal 2011. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program expense. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin during the third quarter of 2011 was due to higher rates of promotional activity and markdowns partially offset by lower ocean freight costs. Store occupancy costs as a percentage of net sales increased 0.4% versus the prior year quarter. This increase resulted primarily from the decline in comparable store sales and a reduction in the number of renegotiated leases versus the prior year. Outbound freight costs and central distribution expenses increased 0.9% as a percentage of sales primarily due to comparable store sales deleverage and an increase in diesel fuel costs as well as shipping and packaging costs associated with E-commerce, which went live during the fourth quarter of fiscal 2010.
Compensation and benefits. At the store-level and corporate level, the compensation and benefits expense ratio decreased for the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010 primarily due to lower store and corporate bonus accruals as well as a decrease in stock compensation expense.
Other operating expenses. Other operating expenses increased as a percentage of net sales for the third quarter of fiscal 2011. This was primarily the result of negative comparable store sales performance as well as increases in marketing and information technology-related expenses in the third quarter of fiscal 2011 as compared to the prior year period.
Depreciation. The decrease in depreciation as a percentage of sales versus the prior year quarter reflects the impact of lease extensions during the preceding twelve months for store locations in which the majority of the fixed assets had been fully depreciated.
Income tax expense. We recorded an income tax expense of approximately $673,000, or 35.1% of pre-tax income during the third quarter of fiscal 2011, versus income tax expense of approximately $1.5 million, or 40.0% of pre-tax income, in the prior year quarter.
Net income and earnings per share. As a result of the foregoing, we reported net income of $1.2 million, or $0.06 per diluted share, for the third quarter of fiscal 2011 as compared to net income of $2.3 million, or $0.11 per share, for the third quarter of fiscal 2010.

39-Week Period Ended October 29, 2011 Compared to the 39-Week Period Ended October 30, 2010
Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39-Week Period Ended
	October 29, 2011		October 30, 2010		Change
	$	%	$	%	$	%
Net sales	$281,175	100.0%	$275,694	100.0%	5,481	2.0%
Cost of sales	176,109	62.6%	164,243	59.6%	11,866	7.2%

Gross profit	105,066	37.4%	111,451	40.4%	(6,385)	(5.7%)
Operating expenses:
Compensation and benefits	55,187	19.6%	53,228	19.3%	1,959	3.7%
Other operating expenses	34,541	12.3%	29,146	10.6%	5,395	18.5%
Depreciation	8,888	3.2%	9,294	3.4%	(406)	(4.4%)

Total operating expenses	98,616	35.1%	91,668	33.2%	6,948	7.6%
Operating income	6,450	2.3%	19,783	7.2%	(13,333)	(67.4%)
Interest expense, net	125	0.0%	101	0.0%	24	23.8%
Other income, net	(126)	(0.0%)	(249)	(0.1%)	123	(49.4%)

Income before income taxes	6,451	2.3%	19,931	7.2%	(13,480)	(67.6%)
Income tax expense	2,514	0.9%	7,882	2.9%	(5,368)	(68.1%)

Net income	$3,937	1.4%	$12,049	4.4%	$(8,112)	(67.3%)

Net sales. Net sales increased 2.0% to $281.2 million for the first three quarters of fiscal 2011 from $275.7 million for the prior year period. The impact of net new store growth accounted for an increase in net sales of $17.3 million. E-Commerce sales of $4.9 million also contributed to the increase over the prior year period. These increases in net sales were offset by a decline in comparable store sales of 6.7%, which accounted for a $16.7 million decline versus the prior year period. Comparable store sales increased 3.5% in the prior year period. The comparable store sales decrease was primarily due to a decline in number of transactions and a decrease in the average ticket. The decline in transactions resulted from lower traffic counts and a decline in the conversion rate. The decrease in average ticket was the result of lower average retail selling price, partially offset by an increase in items per transaction. Categories contributing most to the comparable store sales decline were alternative wall décor, decorative accessories, frames and mirrors.
Gross profit. Gross profit as a percentage of total revenue decreased from 40.4% in the first three quarters of fiscal 2010 to 37.4% in the first three quarters of fiscal 2011. The decrease in gross profit as a percentage of total revenue was primarily driven by a decline in merchandise margins, which decreased from 54.6% in the first three quarters of fiscal 2010 to 52.9% in the first three quarters of fiscal 2011. The decrease in merchandise margin was the result of higher rates of promotional activity and markdowns, particularly during the second quarter, as well as higher inbound freight costs. Store occupancy costs as a percentage of net sales increased 0.5%. This increase resulted primarily from the decline in comparable stores sales. Outbound freight costs and central distribution expenses also increased as a percentage of sales primarily due to deleverage, an increase in diesel fuel costs, and shipping and packaging costs associated with E-commerce which went live during the fourth quarter of fiscal 2010.
Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased for the first three quarters of fiscal 2011 as compared to the first three quarters of 2010 primarily due to the negative comparable store sales performance. At the corporate level, the compensation and benefits ratio was flat for the first three quarters of 2011 as compared to the first three quarters of 2010, reflecting a decrease in performance bonus accruals.
Other operating expenses. Other operating expenses increased as a percentage of net sales for the first three quarters of fiscal 2011. This was primarily the result of increases in advertising, utilities, legal fees, credit card processing fees, and insurance expenses in the first three quarters of fiscal 2011 as compared to the prior year period.
Depreciation. The decrease in depreciation as a percentage of sales versus the prior year period reflects the impact of lease extensions during the preceding twelve months for store locations in which the majority of the fixed assets had been fully depreciated.
Income tax expense. We recorded income tax expense of approximately $2.5 million, or 39.0% of pre-tax income during the first three quarters of fiscal 2011, versus approximately $7.9 million, or 39.5% of pre-tax income, during the prior year period.
Net income and earnings per share. As a result of the foregoing, we reported net income of $3.9 million, or $0.19 per diluted share, for the first three quarters of fiscal 2011 as compared to net income of $12.0 million, or $0.59 per share, for the first three quarters of fiscal 2010.

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
Cash flows from operating activities. Net cash used in operating activities was $1.9 million and $320,000 for the first three quarters of fiscal 2011 and fiscal 2010, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of the decline in our operating performance versus the prior year and an increase in working capital, excluding cash. These factors were partially offset by a decrease in income taxes paid. Cash tax payments for the first three quarters of fiscal 2011 totaled approximately $6.1 million compared to $9.1 million in the prior year period.
Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2011 consisted of $21.2 million in capital expenditures as compared to $17.8 million for the prior year period. The capital expenditures primarily related to the construction of thirteen new stores and the continuation of several information technology projects.
Cash flows from financing activities. Net cash used in financing activities was approximately $7.8 million for the first three quarters of fiscal 2011, and was primarily related to repurchase and retirement of common stock. Net cash provided by financing activities was $549,000 for the first three quarters of fiscal 2010, and was related to the exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits.
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
As of October 29, 2011, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $47 million available for borrowing. We do not anticipate any borrowings under the credit facility during fiscal 2011.

At October 29, 2011, our balance of cash and cash equivalents was approximately $60.3 million and the borrowing availability under our facility was $47 million. We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Share Repurchase Authorization. On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through October 29, 2011, the Company had repurchased and retired a total of approximately 838,000 shares at an aggregate cost of $8.0 million. As of October 29, 2011, the Company had $32.0 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to October 29, 2011, the Company has repurchased and retired approximately 170,000 shares of common stock at an aggregate cost of $2.0 million.
Related Party Transactions
In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising.
During the third quarter of fiscal 2011 and 2010, the Company’s purchases from this vendor totaled approximately $7.1 million, or 12% of total merchandise purchases, and $6.0 million, or 11% of total merchandise purchases, respectively. During the 39-week periods ended October 29, 2011 and October 30, 2010, purchases from this vendor totaled approximately $17.0 million, or 11% of total merchandise purchases, and $15.4 million, or 11% of total merchandise purchases, respectively. Payable amounts outstanding to this vendor were approximately $2.2 million and $2.7 million as of October 29, 2011 and October 30, 2010, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.
Significant Contractual Obligations and Commercial Commitments
Construction commitments
The Company had commitments for new store construction projects totaling approximately $1.4 million at October 29, 2011.
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
(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of October 29, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 29, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: December 8, 2011	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer (Principal Executive Officer)

Date: December 8, 2011	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended October 29, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text