Form 10-K
period 2012-01-28
KIRKLAND'S, INC
filed 2012-04-12
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $184,420,000 based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of April 2, 2012, there were 18,305,389 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held May 30, 2012, are incorporated by reference into Part III of this Form 10-K.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 309 stores in 30 states as of January 28, 2012. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernable value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.

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

Broad market appeal. Our stores operate successfully across different geographic regions and market sizes. As of January 28, 2012, we operated stores in 30 states. Although originally focused in the Southeast, over 50% of our stores are now located outside that region. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within the target markets where our customers live and shop. In addition to our stores, we sell direct-to-customer through our website at www.kirklands.com. We view this on-line channel as an important part of our business strategy, allowing us to introduce our concept to new customers and complement our “brick-and-mortar” business.

Opening new stores. We experienced net store growth during fiscal 2011, ending the year with 309 stores versus 300 stores at the end of fiscal 2010. Our approach to new store growth in fiscal 2012 will continue to focus on replacements of successful mall and smaller-sized off-mall stores with new, larger off-mall locations that have proved to produce higher sales. We expect to open stores in existing, underpenetrated markets as well as selected new geographic markets within the continental United States. During fiscal 2012, we expect to open a total of 35 to 45 stores, and expect to close approximately 25 stores. Many of these expected closings are currently in markets where we are pursuing or have identified a relocation opportunity. Fiscal 2012 new store openings will be weighted toward the back half of the year while store closings for fiscal 2012 are expected to be weighted toward the first half of the year.

Merchandising

Merchandising strategy. Our merchandising strategy is to (i) offer unique, distinctive and often exclusive, high quality home décor products and gifts at affordable prices representing great value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of key items within targeted categories, rather than merchandising complete, themed product classifications, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas and encourages frequent store visits.

Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best or slow sellers. This daily sales and gross margin information helps us to maximize the productivity of successful products and categories, and minimize the accumulation of slow-moving inventory. Our core merchandise assortment is relatively consistent across the chain. We address regional differences where applicable by tailoring inventories to geographic considerations and specific store sales results in selected categories and classes of product.

We continuously introduce new and often exclusive products to our merchandise assortment in order to (i) maintain customer interest by providing freshness in our product selections, encouraging frequent return visits to our stores, (ii) enhance our reputation as a source for identifying and developing high quality, fashionable products, and (iii) allow merchandise which has peaked in sales to be quickly discontinued and replaced by new items. In addition, we strategically manage the selling space devoted to gifts and holiday merchandise throughout the year. Our flexible store design and display fixtures allow us to adjust our selling space as needed to capitalize on sales trends.

Our average store generally carries approximately 4,000-5,000 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item, and therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. New and different SKUs are introduced to our stores constantly.

We purchase merchandise from approximately 240 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide the opportunity to improve our net sales and gross margin. Our strategy is to continue to increase the amount of exclusive and proprietary products within our merchandise mix.

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

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

Merchandise Category	Fiscal 2011	%of Net Sales Fiscal 2010	Fiscal 2009
Wall Décor (including framed art, mirrors, metal and other wall ornaments)	29%	30%	31%
Decorative Accessories	12	13	14
Accent Furniture	10	9	9
Candles and Accessories	9	9	9
Holiday, Seasonal	8	7	7
Lamps	7	7	7
Gifts	7	7	6
Textiles	6	5	5
Floral	6	4	4
Frames	4	6	6
Garden	2	3	2

Total	100%	100%	100%

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

We purchase merchandise from approximately 240 vendors. Approximately 95% of our total purchases are from importers of merchandise manufactured primarily in China, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. We continually evaluate the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and presenting them for sale in our stores.

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

Store Operations

General. As of January 28, 2012, we operated 309 stores in 30 states, with stores operating seven days a week. In addition to corporate management and three Regional Directors, approximately 23 Multi-Unit Managers (who generally have responsibility for approximately 10-18 stores within a geographic district) manage store operations. A Store Manager and one to three Assistant Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates with an average of eight to 10 employees including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

Formats. We operate stores in enclosed malls and a variety of off-mall venues. As of January 28, 2012, we operated 50 stores in enclosed malls, of which seven were outward-facing, and 259 stores in off-mall venues. Off-mall stores included 236 in “lifestyle” centers and “power” strip centers, 9 in outlet centers and 14 freestanding locations. Off-mall stores are generally larger than mall stores and tend to have a lower occupancy cost per square foot. The average size of our mall stores was approximately 5,000 square feet, and the average size of our off-mall stores was approximately 7,200 square feet. The average size of the new stores we opened in fiscal 2011 was approximately 9,300 square feet, and we currently expect our fiscal 2012 new stores to be of similar average size.

Merchandise Presentation. Merchandise is generally displayed according to guidelines and directives given to each store from the Merchandise Presentation team with input from Store Operations. This procedure promotes somewhat uniform display standards throughout the chain depending upon store configuration. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, and also display certain products strictly by category or product type.

Because of the nature of our merchandise and our focus on identifying and developing best-selling items, we emphasize our merchandise presentation standards. Our Merchandise Presentation team provides Store Managers with recommended directives such as photographs, diagrams and placement guides. Augmenting this centralized approach, each Store Manager has flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers. Effective and consistent visual merchandising enhances a store’s ability to reach its full sales potential.

Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, the success of our growth strategy depends on our ability to promote and/or recruit qualified Multi-Unit and Store Managers and maintain quality full- and part-time sales associates. A training program is provided for new Multi-Unit Managers and Store Managers. Many Store Managers begin their Kirkland’s career as sales associates, but complete a formal training program before taking responsibility for a store. This training program includes three to 10 days in a designated “training store,” working directly with a qualified Training Store Manager. Multi-Unit Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new associates, assisted where appropriate by a Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s.

Compensation and incentives. Multi-Unit and Store Managers are compensated with a base salary or on an hourly basis, plus a monthly sales bonus combined with a quarterly performance bonus based on store-level profit contribution. Sales associates are compensated on an hourly basis. In addition, we periodically run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.

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

As of January 28, 2012, of our 309 stores, 259 were in a variety of off-mall venues including 236 in “lifestyle” centers and “power” strip centers, 9 in outlet centers and 14 freestanding locations. We currently anticipate that most of the new stores opening in fiscal 2012 and beyond will be located in off-mall venues, where we have generally experienced better financial results, primarily due to higher sales volumes. We also believe that our target shopper prefers the off-mall location for convenience in her shopping experience.

We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers, financial strength and our strong position with co-tenants in the home décor category. The following table provides a history of our store openings and closings by venue for the last five fiscal years.

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011
Mall
Stores open at beginning of period	168	121	91	66	59
Store openings	—	—	—	2	3
Store closings	(47)	(30)	(25)	(9)	(12)

Stores open at end of period	121	91	66	59	50
Off-Mall
Stores open at beginning of period	181	214	208	213	241
Store openings	35	3	18	36	31
Store closings	(2)	(9)	(13)	(8)	(13)

Stores open at end of period	214	208	213	241	259
Total
Stores open at beginning of period	349	335	299	279	300
Store openings	35	3	18	38	34
Store closings	(49)	(39)	(38)	(17)	(25)

Stores open at end of period	335	299	279	300	309

Distribution and Logistics

We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach encompasses all parts of the supply chain, from the manufacturer overseas to the store selling floor. Our 771,000-square-foot distribution center in Jackson, Tennessee was built to our specifications in May 2004 and provides a scalable infrastructure for our supply chain. Our custom warehouse management system and improved material handling equipment streamline the flow of goods within the distribution center.

In addition to making improvements to our distribution center operation, we have taken important steps to improve our efficiency in transporting merchandise to stores. We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. Prior to fiscal 2006, the majority of our merchandise deliveries were handled by either less-than-truckload (“LTL”) carriers or full truckload deliveries to regional “pool points,” with local delivery agents handling the actual store delivery function. By the end of fiscal 2011, we had migrated 94% of our stores to less-frequent, full truckload deliveries. This alternative results in lower distribution costs and allows our field personnel to better schedule our store staff for the receiving process. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors. This shift to direct store delivery methods has resulted in lower annual outbound freight costs both on a dollar basis and as a percentage of sales compared to the LTL and pool point delivery methods used in the past.

An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We seek to ensure that our distribution infrastructure and supply chain are kept in sync with our anticipated growth and increased number of stores. For the foreseeable future, we believe our current distribution infrastructure is adequate to support our operational needs.

Our distribution facility is also used for e-commerce fulfillment for sales made through our website. We currently use approximately 55,000 square feet of the building to support the pick-and-pack operation used in e-commerce fulfillment. Due to the anticipated growth in the e-commerce business, we are planning to spend approximately $2 million in capital improvements during fiscal 2012 to allow the e-commerce space to grow, as well as support the increase in store count. These improvements will primarily consist of the reconfiguration of certain areas of the distribution center to generate additional space for e-commerce, streamline the sorting systems for the “brick-and-mortar” business, and offload other processes such as new store staging and data storage to other, more cost-effective solutions.

Information Systems

Our store information systems include a server in each store that runs our automated point-of-sale (“POS”) application on multiple POS registers. The server provides Store Managers with convenient access to detailed sales and inventory information for the store. Our POS registers provide a price look-up function (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through this daily information exchange, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores. During the second half of 2011, we implemented a new point-of-sale software package. This new software provides us with new tools to better control store-level labor and implement additional scheduling capabilities. It also allowed us to move away from a highly-customized, more expensive solution to a more scalable and flexible solution as we seek to take quick advantage of the rapidly-changing technology landscape in the retail market.

Our current merchandise management system integrates all merchandising and inventory management applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, and sales audit. We completed a vendor selection process for this foundational merchandising system and are in the development phase of the new system implementation. Testing of the new system will occur throughout 2012 with an implementation targeted for late fiscal 2012. Our financial system applications, including general ledger and accounts payable, were upgraded to new software in February 2011.

We moved into our distribution center during the second quarter of 2004. Concurrent with this move, we implemented a new warehouse management system (“WMS”). The WMS was tailored to our specifications and provides us with a fully automated solution for all operations within the distribution center.

Marketing

Although our overall marketing efforts encompass various techniques, in recent years, we have had a specific focus on e-mail communication. We now manage a database of approximately 3.5 million e-mail addresses that have been provided by our customers, primarily through in-store collection processes and various contests and initiatives designed to drive e-mail sign-ups. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. We are beginning to utilize other means of media advertising to enhance the visibility of our products and our brand. During the first quarter of 2012, we developed a catalog of current merchandise offerings that was distributed to one million addresses within our demographic criteria and provided to our stores to facilitate customer interaction. We additionally devoted presence on the internet and with our email database for these merchandise offerings. Additional mailings are planned for 2012. We are actively evaluating other forms of advertising to test during 2012, as we seek to build the brand of the company as we execute our growth strategy.

We utilize marketing efforts and other in-store activity to promote specific events in our stores, including our major semi-annual sale events. Our marketing efforts emphasize in-store signage, store and window banners, displays and other techniques to attract customers and provide an exciting shopping experience. Historically, we have not engaged in extensive media advertising because we believe that we have benefited from our strategic locations in high-traffic shopping centers and valuable “word-of-mouth” advertising by our customers.

To drive customer loyalty, we provide our customers with the option to utilize Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. As cardholders, customers are automatically enrolled in a loyalty program whereby they earn loyalty points for their purchases. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases. We believe that customers using the card visit our stores and purchase merchandise more frequently as well as spend more per visit than our customers not using the card. During December of 2011, we terminated the agreement with our prior service provider. We launched a new program with a new provider during the first quarter of 2012.

Internet and Social Media

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. Our website at www.kirklands.com, provides our customers with the ability to purchase Kirkland’s merchandise online and have it delivered directly to their homes or their nearest Kirkland’s store. Customers may also use the website as a resource to locate a store, preview our merchandise, apply for a Kirkland’s credit card, and purchase gift cards online. We are also very active in social media and have developed a social community website at www.mykirklands.com for home décor discussions, photographs, and reviews of Kirkland’s product. Over 160,000 customers have joined the site and regularly interact with each other and with professional designers with whom we have partnered to contribute content to the site. In addition, we maintain a presence on Facebook, where we have a growing fan base of over 340,000. We launched a Twitter initiative in 2011, and are actively pursuing opportunities with Pinterest.

The information contained or incorporated in our websites is not a part of this annual report on Form 10-K.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, “Kirkland’s Outlet,” and “The Kirkland Collection.”

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

Competition

The retail market for home décor and gifts is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such retailers as HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, Target, Ebay, Amazon.com and Overstock.com. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise novelty, quality and selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of our store locations.

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

In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See Item 1A of this Annual Report, captioned “Risk Factors.”

Employees

We employed 4,392 employees at March 20, 2012. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

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

Executive Officers of Kirkland’s

The name, age as of March 31, 2012, and position of each of our executive officers is as follows:

Robert E. Alderson, 65, has been a Director of Kirkland’s since September 1986 and has been Chief Executive Officer since February 2006. He also served as Chief Executive Officer from March 2001 to May 2005. He currently serves as President of Kirkland’s and he also served as President of Kirkland’s both from February 2006 to March 2006 and from November 1997 to May 2005. Mr. Alderson served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Vice President or Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.

W. Michael Madden, 42, has been Senior Vice President and Chief Financial Officer since January 2008 and Vice President and Chief Financial Officer since May 2006. Prior to his appointment as Chief Financial Officer, Mr. Madden served as Vice President of Finance from May 2005 to April 2006. From July 2000 to May 2005, he served as Director of Finance. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

Michelle R. Graul, 46, has been Senior Vice President of Human Resources and Stores since January 2010 and Senior Vice President of Human Resources since August 2008. Prior to her appointment as Senior Vice President of Human Resources, Mrs. Graul served as Vice President of Human Resources from March 2005 to July 2008. Prior to joining Kirkland’s, Mrs. Graul was employed with Pier 1 Imports and served in various positions of increasing responsibility over 13 years culminating as Zone Human Resources Director. Prior to joining Pier 1 Imports, Mrs. Graul had positions with four other retailers serving in various store operational roles and as a buyer.

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

A key element of our growth strategy is to open new stores, both in existing markets and in new geographic markets that we select based on customer data and demographics. During fiscal 2011, we opened 34 new stores. Our future operating results will depend to a substantial extent on whether we are able to continue to open and operate new stores successfully.

Our ability to open new stores and to expand, remodel and relocate existing stores depends on a number of factors, including the prevailing conditions in the commercial real estate market and our ability to:

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

The success of our growth plan will be dependent on our ability to promote and/or recruit a sufficient number of qualified district managers, store managers and sales associates to support the expected growth in the number of our stores. In addition, the time and effort required to train and supervise a large number of new managers and associates may divert resources from our existing stores and adversely affect our operating and financial performance. Our operating expenses would also increase as a result of any increase in the minimum wage or other factors that would require increases in the compensation paid to our employees.

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

Our Results Could be Negatively Impacted if any of our Primary Brands Suffers a Substantial Impediment to its Reputation Due to Real or Perceived Quality Issues.

Maintaining, promoting and growing our brands will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, high quality client experience. If we fail to achieve these objectives, our affected brands and our public image and reputation could be tarnished by negative publicity.

If our merchandise offerings do not meet applicable safety standards or customer expectations regarding safety, we could experience lost sales and increased costs and be exposed to legal and reputational risk. All of our vendors must comply with applicable product safety laws, and we are dependent on them to ensure that the products we buy comply with all safety standards. Events that give rise to actual, potential or perceived product safety concerns with respect to our products could expose us to government enforcement action or private litigation and result in costly product recalls and other liabilities. In addition, negative customer perceptions regarding the safety of the products we sell could cause our customers to seek alternative sources for their needs, resulting in lost sales. In those circumstances, it may be difficult and costly for us to regain customer confidence.

Product Liability Claims Could Adversely Affect Our Reputation.

We may be subject to product liability claims if customers are harmed by the products that we sell. Claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. A significant product liability judgment or a widespread product recall may negatively impact the sales and profitability of the affected brand or all of our brands.

Weather Conditions Could Adversely Affect Our Sales and/or Profitability by Affecting Consumer Shopping Patterns.

Our operating results may be adversely affected by severe or unexpected weather conditions. Frequent or unusual snow, ice or rain storms or extended periods of unseasonable temperatures in our markets could adversely affect our performance by affecting customer shopping patterns or diminishing demand for seasonal merchandise.

Our Performance May be Affected by General Economic Conditions.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending. Some of the factors that have had, and may in the future have, an impact on discretionary consumer spending include national or global economic downturns, an increase in consumer debt (and a corresponding decrease in the availability of affordable consumer credit), reductions in net worth based on recent severe market declines, softness in the residential real estate and mortgage markets, changes in taxation, increases in fuel and energy prices, fluctuation in interest rates, low consumer confidence and other macroeconomic factors.

Specialty retail is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of home décor and gifts tend to be highly correlated with cycles in consumers’ disposable income and trends in the housing market. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Because of the seasonality of our business, economic downturns, increased sourcing costs, or scarcity in equipment during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. As purchases of home décor items may decline during recessionary periods, a prolonged recession, including any related decrease in consumers’ disposable incomes, may have a material adverse effect on our business, financial condition and results of operations.

Should credit markets tighten or turmoil in the financial markets continue or increase, our ability to access funds, refinance our existing indebtedness (if necessary), enter into agreements for new indebtedness or obtain funding through the issuance of our securities would be adversely impacted.

The impact of any such credit crisis or market turmoil on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties with whom we do business, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, both as a result and independent of the current financial crisis in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

Changes in Accounting and Tax Rules and Regulations May Adversely Affect our Operating Results.

Our operating results and financial position could be negatively impacted by changes to accounting rules and regulations or new interpretations of existing accounting standards. Our effective income tax rate could be impacted by changes in accounting standards as well as changes in tax laws or the interpretations of these tax laws by courts and taxing authorities which could negatively impact our financial results

We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.

Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. Our product introductions and product improvements, along with our other marketplace initiatives, are designed to capitalize on customer or consumer trends. In order to remain successful, we must anticipate and react to these trends and develop new products or processes to address them. If we fail to identify and respond to emerging trends, consumer acceptance of the merchandise in our stores and our image with our customers may be harmed, which could reduce customer traffic in our stores and materially adversely affect our net sales. Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of items that prove popular could reduce our net sales. In addition, a major shift in consumer demand away from home décor could also have a material adverse effect on our business, results of operations and financial condition.

Our Freight Costs and thus Our Cost of Goods Sold are Impacted by Changes in Fuel Prices.

Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs with respect to both on inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. Increased fuel prices or surcharges may increase freight costs and thereby increase our cost of goods sold.

New Legal Requirements Could Adversely Affect Our Operating Results.

Our sales and results of operations may be adversely affected by new legal requirements, including health care reform and proposed climate change and other environmental legislation and regulations.

In 2010, the Patient Protection Act and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional health care and other costs. However, we do not expect any material short-term impact on our financial results as a result of the legislation and are currently assessing the extent of any long-term impact.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (“GHG”) emissions. If domestic or international laws or regulations were expanded to require GHG emission reporting or reduction by us or our third-party manufacturers, or if we engage third-party contract manufacturers in countries that have existing GHG emission reporting or reduction laws or regulations, we would need to expend financial and other resources to comply with such regulations and/or monitor our third-party manufacturers’ compliance with such regulations. In addition, we cannot control the actions of our third-party manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using climate change proactive or sustainable practices. Violations of climate change laws or regulations by third parties with whom we do business could result in negative public perception of us and/or delays in shipments and receipt of goods, and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline

The costs and other effects of new legal requirements cannot be determined with certainty. Additional laws may directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients or water, any of which could impact our business and financial results. In addition, our efforts to comply with new legislation or regulations may increase our costs.

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

Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.

Numerous factors affect our comparable store net sales results, including among others, weather conditions, retail trends, the retail sales environment, economic conditions, the impact of competition and our ability to execute our business strategy efficiently. Our comparable store net sales results have historically experienced fluctuations, including declines in some fiscal periods. Our comparable store net sales may not increase from quarter to quarter, or may decline. As a result, the unpredictability of our comparable store net sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues or comparable store net sales may cause the price of our common stock to fluctuate significantly.

Failure to Protect the Integrity and Security of Individually Identifiable Data of Our Customers and Employees Could Expose Us to Litigation and Damage Our Reputation.

We receive and maintain certain personal information about our customers and employees in the ordinary course of business. Our use of this information is regulated at the international, federal and state levels, as well as by certain third-parties with whom we contract for such services. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations, and financial condition and could result in litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance.

Certain aspects of the business, particularly our website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. We invest considerable resources in protecting the personal information of our customers but are still subject to a possible security event resulting in unauthorized access to stored personal information. Resulting concerns about the security of transactions over the internet could result in lost future sales and have a material adverse effect on our reputation. In addition, a privacy breach could cause us to incur significant costs to restore the integrity of its system and could result in significant costs in government penalties and private litigation.

We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.

The retail market is a highly competitive market. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Our competitors, many of which are larger and have substantially greater financial and other resources than us, include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, Target, Ebay, Amazon.com and Overstock.com. Our “brick-and-mortar” stores and our kirklands.com website also compete with the ever-increasing number of Internet retail websites offering home décor and gift merchandise. The availability of home décor and gift merchandise from various competitors on the Internet could result in increased price competition as our customers are more readily able to comparison shop, which could reduce our sales, prices and margins and adversely affect our results of operations.

Competitors may have greater financial, distribution, logistics, marketing and other resources available to them and may be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do. If we are unable to overcome these potential competitive disadvantages, such factors could have an adverse effect on our business, financial condition and results of operations.

We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.

We purchase our products from approximately 240 vendors with which we have no long-term purchase commitments or exclusive contracts. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us. In addition, a period of unfavorable financial performance may make it difficult for some of our vendors to arrange for the financing or factoring of their orders with manufacturers, which could result in our inability to obtain desired merchandise from those vendors.

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

Historically, instability in the political and economic environments of the countries in which our vendors obtain our products has not had a material adverse effect on our operations. However, we cannot predict the effect that future changes in economic or political conditions in such foreign countries may have on our operations. Although we believe that we could access alternative sources in the event of disruptions or delays in supply due to economic, political or health conditions in foreign countries, such disruptions or delays may adversely affect our results of operations unless and until alternative supply arrangements can be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.

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

A significant portion of the distribution of products to our stores is coordinated through our distribution facility in Jackson, Tennessee. We depend on the orderly operation of this receiving and distribution facility, which depends on adherence to shipping schedules and effective management. We cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason. Any significant disruption in the operations of this distribution facility would have a material adverse effect on our ability to maintain proper inventory levels in our stores which could result in a loss of net sales and net income.

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

•	computer viruses and malicious attacks and security breaches.

Any disruption in the operation of our information systems, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems could interrupt our operations or interfere with our ability to monitor inventory, which could result in reduced net sales and affect our operations and financial performance. We also need to ensure that our systems are consistently adequate to handle our anticipated store growth and are upgraded as necessary to meet our needs. The cost of any such system upgrades or enhancements would be significant. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process guest transactions, which could adversely affect our results of operations.

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

As of the date of this filing, our current directors, executive officers and their affiliates, in the aggregate, beneficially own approximately 16% of our outstanding common stock. As a result, these shareholders are able to exercise a controlling influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, and will have significant control over our management and policies. These shareholders may support proposals and actions with which you may disagree or which are not in your interests.

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

The following table indicates the states where our stores are located and the number of stores within each state as of January 28, 2012:

Alabama	16
Arizona	12
Arkansas	7
California	15
Colorado	1
Delaware	2
Florida	37
Georgia	20
Illinois	7
Indiana	6
Iowa	1
Kansas	3
Kentucky	8
Louisiana	12
Maryland	4
Michigan	3
Minnesota	4
Mississippi	10
Missouri	6
Nevada	2
New York	7
North Carolina	15
Ohio	5
Oklahoma	5
Pennsylvania	5
South Carolina	8
Tennessee	16
Texas	59
Virginia	10
Wisconsin	3

Total	309

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer of Purchases of Equity Securities

Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK.” We commenced trading on Nasdaq on July 11, 2002. On April 2, 2012, there were approximately 61 holders of record and approximately 3,500 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter	$15.82	$13.25	$24.53	$14.20
Second Quarter	$16.15	$10.79	$23.65	$14.93
Third Quarter	$11.53	$8.36	$18.20	$11.15
Fourth Quarter	$14.57	$10.91	$14.73	$10.79

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

Stock Price Performance Graph

This graph shows, from the end of fiscal year 2006 to the end of fiscal 2011, changes in the value of Kirkland’s stock as compared to Standard and Poor’s 500 Composite Index (“S&P 500”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kirkland’s, Inc., the NASDAQ Composite Index

and the NASDAQ Retail Trade Index

On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

Shares of common stock repurchased by the Company during the quarter ended January 28, 2012, were as follows:

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased (in 000s)	Maximum Dollar Value of Shares that May Yet be Purchased (in 000s)
October 30, 2011 – November 26, 2011	80,548	$11.32	80,548	$912	$31,131
November 27, 2011 – December 31, 2011	645,723	$12.40	645,723	$8,005	$23,126
January 1, 2012 – January 28, 2012	468,721	$13.88	468,721	$6,504	$16,622

Total	1,194,992	$12.91	1,194,992	$15,421	$16,622

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year
	2011	2010	2009	2008	2007
	(Numbers in thousands, except per share amounts)
Summary of Operations
Total revenue(1)	$430,285	$415,300	$406,194	$391,277	$396,701
Gross profit(2)	169,194	170,536	168,506	133,991	112,714
Operating expenses(3)	126,279	115,745	107,063	105,581	118,261
Depreciation and amortization	12,410	12,817	14,505	18,741	20,391
Operating income (loss)	30,505	41,974	46,938	9,669	(25,938)
Other (income) and expenses, net	(65)	(194)	(47)	(419)	328
Income (loss) before income taxes	30,570	42,168	46,985	10,088	(26,266)
Net income (loss)(4)	$19,115	$26,431	$34,570	$9,305	$(25,906)
GAAP diluted earnings (loss) per share	$0.95	$1.28	$1.71	$0.47	$(1.33)
Adjusted diluted earnings (loss) per share(5)	$0.95	$1.24	$1.42	$0.30	$(0.91)
Other Financial Data
Comparable store sales increase (decrease)(6)	(4.0)%	(0.5)%	8.4%	3.6%	(13.3)%
Number of stores at year end	309	300	279	299	335
Average total revenue per store(7)	$1,395	$1,419	$1,374	$1,218	$1,126
Average net sales per square foot(8)	$212	$231	$224	$210	$204
Average square footage per store at fiscal year end	6,867	6,425	6,073	5,823	5,755
Merchandise margin as a percentage of total revenue(9)	53.5%	54.0%	55.2%	51.0%	47.5%
Gross profit as a percentage of total revenue	39.3%	41.1%	41.5%	34.2%	28.4%
Compensation and benefits as a percentage of total revenue	18.3%	18.0%	17.6%	17.8%	18.5%
Other operating expenses as a percentage of total revenue	11.0%	9.9%	8.8%	9.2%	10.4%
Effective tax rate	37.5%	37.3%	26.4%	7.8%	(1.4)%
Inventory yield(10)	339.2%	372.7%	396.5%	297.0%	226.0%
Return on assets (ROA)(11)	9.6%	14.7%	23.7%	7.5%	(21.4)%
Return on equity (ROE)(12)	16.2%	25.6%	49.1%	19.6%	(46.9)%
Balance Sheet Data
Current assets	$139,870	$146,670	123,650	81,322	57,934
Working capital	$93,327	$100,781	75,572	37,491	16,582

	Fiscal Year Ended
	2011	2010	2009	2008	2007
	(Numbers in thousands, except per share amounts)
Total assets	$202,589	195,077	165,541	126,764	122,132
Current liabilities	$46,543	45,889	48,078	43,831	41,352
Total liabilities	$84,927	76,788	77,056	74,413	79,562
Shareholders’ equity	$117,662	118,289	88,485	52,351	42,570

(1)	Total revenue includes gift card breakage revenue of approximately $1.1 million in fiscal 2011, as compared to approximately $581,000, $518,000, $637,000 and $772,000 in fiscal years 2010, 2009, 2008 and 2007, respectively. The increase in fiscal 2011 reflects an increase in the estimate of the expected breakage rate.
(2)	Gross profit for fiscal 2011 includes a benefit of approximately $1.2 million related to the reversal of the accrual for loyalty reward points and certificates associated with the termination of the agreement with the Company’s private label credit card and loyalty program provider.
(3)	During fiscal 2008 and 2007, the Company incurred non-cash charges related to impairment of long-lived assets in the pre-tax amount of approximately $352,000 and $3.5 million, respectively. These amounts are included within operating expenses.

(4)	The Company recorded adjustments to decrease (increase) its valuation allowance against deferred tax assets of $5.4 million, $3.4 million and $(8.2) million in fiscal 2009, 2008 and 2007, respectively. The Company also recorded a net income tax benefit of $0.8 million in fiscal 2010 related to an adjustment to the Company’s prior year income tax provision.
(5)	Adjusted earnings per share excludes certain discrete adjustments to income taxes related to prior periods. Please see the table on page 28 for more information on these adjustments.
(6)	Comparable store sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales.
(7)	Based on stores open at both the beginning and end of the period.
(8)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 25% to 30% of total store space.
(9)	Merchandise margin is calculated as net sales minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.
(10)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.
(11)	Return on assets equals net income divided by average total assets.
(12)	Return on equity equals net income divided by average total shareholders’ equity.

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2011 represented the 52 weeks ended on January 28, 2012. Fiscal 2010 represented the 52 weeks ended on January 29, 2011. Fiscal 2009 represented the 52 weeks ended on January 30, 2010.

Introduction

We are a specialty retailer of home décor and gifts in the United States, operating 309 stores in 30 states as of January 28, 2012. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth during our 46-year history and have expanded our store base into different regions of the country.

Overview of Key Financial Measures

Total revenue and gross profit are the most significant drivers to our operating performance. Total revenue consists of all merchandise sales to customers, gift card breakage and shipping revenue associated with internet sales, net of estimated returns and exclusive of sales taxes. Our total revenue for fiscal 2011 increased by 3.6% to $430.3 million from $415.3 million in fiscal 2010. The net sales increase in fiscal 2011 resulted primarily from the growth in the store base and strong sales performance of our new store openings and e-commerce partially offset by store closings and a decrease in our comparable store sales. Comparable store sales decreased 4.0% for fiscal 2011. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales. Cost of sales has four distinct components: product cost (including inbound freight), outbound freight cost, store occupancy costs, and central distribution costs. Product costs comprise the majority of cost of sales, while central distribution costs are the least significant of these four elements. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2011, gross profit decreased 0.8% to $169.2 million from $170.5 million for fiscal 2010. Gross profit percentage for fiscal 2011 decreased to 39.3% of total revenue from 41.1% of total revenue for fiscal 2010, due to an increase in promotional activity and the rate of markdowns as compared to the prior year period, partially offset by lower ocean freight costs as well as a gain of $1.2 million related to a change in the estimate of our accrual for customer loyalty points.

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

For fiscal 2011, we reported net income of $19.1 million, or $0.95 per diluted share, compared with net income of $26.4 million or $1.28 per diluted share for fiscal 2010.

Strategic Areas of Emphasis

We experienced net store growth during fiscal 2011, ending the year with 309 stores versus 300 stores at the end of fiscal 2010. Our approach to new store growth in fiscal 2012 will continue to focus on replacements of successful mall stores and smaller-sized off-mall stores with new, larger off-mall locations that we believe have better long-term sales potential. Additionally, we expect to open stores in existing underpenetrated markets and selected new geographical markets. During fiscal 2012, we expect to open a total of 35 to 45 stores, and expect to close approximately 25 stores. Many of these expected closings are in markets where we are pursuing or have identified a relocation opportunity. Fiscal 2012 new store openings will be weighted toward the back half of the year while store closings for fiscal 2012 will be weighted toward the first half of the year.

The following table summarizes our stores in terms of size as of January 28, 2012 and January 29, 2011:

	As of January 28, 2012	As of January 29, 2011
Number of stores	309	300
Square footage	2,122,023	1,927,454
Average square footage per store	6,867	6,425

An important part of our growth strategy includes investing in technology to provide the infrastructure to support our future needs. During the third quarter of fiscal 2011, we completed our roll out of new point-of-sale software to our stores. During fiscal 2010, we launched a new e-commerce website — www.kirklands.com — which allows customers to preview and purchase Kirkland’s merchandise online and have it delivered to their home or nearest Kirkland’s store. We also launched a new financial and general ledger platform in February, 2011.

Looking forward, we are also planning for enhancements or replacements of other key software applications in the areas of workforce management, merchandising, planning and allocation and customer relationship management. We also plan to further develop our e-commerce capabilities by adding vendor “drop-ship” to customer functionality, allowing us to expand our product assortment on the website. These projects are in various phases and will be implemented in stages over the next two fiscal years. We view these technology projects as essential and supportive to the execution of our growth strategy.

Our cash balances decreased from $91.2 million at January 29, 2011 to $83.1 million at January 28, 2012 primarily due to repurchase of 2.0 million shares of our common stock during fiscal 2011 for a total of $23.4 million. Our objective is to finance all of our operating and investing activities for fiscal 2012 with cash provided by operations. We expect that capital expenditures for fiscal 2012 will range from $29 million to $32 million, and estimate $16 to $18 million of the total capital expenditures will relate to new store construction, $7 to $8 million will relate to information technology, with the balance of our capital expenditures relating to distribution center improvements and store merchandise fixture enhancements and other refurbishments.

Fiscal 2011 Compared to Fiscal 2010

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2011		Fiscal 2010		Change
	$	%	$	%	$	%
Net sales	$429,140	99.7%	$414,719	99.9%	$14,421	3.5%
Gift card breakage revenue	1,145	0.3%	581	0.1%	564	97.1%

Total revenue	430,285	100.0%	415,300	100.0%	14,985	3.6%
Cost of sales	261,091	60.7%	244,764	58.9%	16,327	6.7%

Gross profit	169,194	39.3%	170,536	41.1%	(1,342)	(0.8)%
Operating expenses:
Compensation and benefits	78,892	18.3%	74,799	18.0%	4,093	5.5%
Other operating expenses	47,387	11.0%	40,946	9.9%	6,441	15.7%
Depreciation	12,410	2.9%	12,817	3.1%	(407)	(3.2)%

Operating income	30,505	7.1%	41,974	10.1%	(11,469)	(27.3)%
Interest expense, net	101	0.0%	137	0.0%	(36)	(26.3)%
Other income, net	(166)	(0.0)%	(331)	(0.1)%	165	(49.8)%

Income before income taxes	30,570	7.1%	42,168	10.2%	(11,598)	(27.5)%
Income tax expense	11,455	2.7%	15,737	3.8%	(4,282)	(27.2)%

Net income	$19,115	4.4%	$26,431	6.4%	$(7,316)	(27.7)%

Total Revenue. Total revenue increased by 3.6% to $430.3 million for fiscal 2011 from $415.3 million for fiscal 2010. The net sales increase in fiscal 2011 resulted primarily from the strong sales performance of our new store openings and e-commerce sales, partially offset by store closings. We opened 34 new stores in fiscal 2011 and 38 new stores in fiscal 2010, and we closed 25 stores in fiscal 2011 and 17 stores in fiscal 2010. Additionally, during November 2010, we launched kirklands.com for “direct-to-customer” selling. E-commerce accounted for $8.4 million in sales during fiscal 2011 and $1.2 million in sales during fiscal 2010. The positive impact of these factors was offset somewhat by a decline of 4.0% in comparable stores sales for fiscal 2011. During fiscal 2010, comparable store sales decreased 0.5%. The comparable store sales decrease in fiscal 2011 accounted for a $14.9 million decline in overall sales, while the net growth of the store base and increase in e-commerce sales accounted for a $29.3 million increase in sales. The comparable store sales decrease was primarily due to a decrease in the average ticket and transactions. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by an increase in items per transaction. The decrease in transactions resulted from lower traffic counts and a decline in the conversion rate. Merchandise categories that performed the strongest in fiscal 2011 were art, floral, textiles and seasonal. Categories performing below fiscal 2010 levels were wall décor, frames and decorative accessories. Additionally benefitting the sales comparison, gift card breakage revenue increased $0.6 million due to an increase in the estimate for the expected breakage rate.

Gross profit. Gross profit decreased $1.3 million, or 0.8%, to $169.2 million for fiscal 2011 from $170.5 million for fiscal 2010. Gross profit expressed as a percentage of total revenue decreased to 39.3% for fiscal 2011, from 41.1% for fiscal 2010. The decrease in gross profit as a percentage of total revenue was in part driven by lower merchandise margins, which declined from 54.0% in fiscal 2010 to 53.5% in fiscal 2011. Merchandise margin is calculated as total revenue minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin was primarily the result of an increase in the amount of promotional activity and the rate of markdowns as compared to the prior year period, partially offset by lower ocean freight costs as well as a gain of $1.2 million related to a change in the estimate of our accrual for customer loyalty points. Store occupancy costs increased from $35.4 million, or 8.5% of total revenue in fiscal 2010 to $38.2 million, or 8.9% of total revenue in fiscal 2011. This increase, as a percentage of sales, reflects the decline in comparable store sales during fiscal 2011, as well as the reduction in the number of renegotiated leases compared with the prior year. Outbound freight costs increased as a percentage of total revenue reflecting an increase in diesel fuel costs, as well as shipping and packaging costs associated with an increase in the e-commerce business. Central distribution expenses were essentially flat as a percentage of total revenue.

Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $78.9 million, or 18.3% of total revenue, for fiscal 2011, as compared to $74.8 million, or 18.0% for fiscal 2010. The increase in the compensation and benefits expense as a percentage of total revenue was primarily due to an increase in the average wage combined with added headcount in the corporate offices and the impact of negative comparable store sales performance.

Other operating expenses. Other operating expenses, including both store and corporate costs, were $47.4 million, or 11.0% of total revenue, for fiscal 2011 as compared to $40.9 million, or 9.9% of total revenue, for fiscal 2010. Operating expenses as a percentage of total revenue increased primarily due to increases in advertising, professional fees, utilities, legal fees, credit card processing fees, and insurance expenses as compared to the prior year period.

Depreciation. Depreciation expense was $12.4 million, or 2.9% of total revenue, for fiscal 2011 as compared to $12.8 million, or 3.1% of total revenue, for fiscal 2010. The decrease in depreciation reflects the impact of lease extensions during the preceding twelve months for store locations in which the majority of the fixed assets had been fully depreciated.

Income tax expense. Income tax expense was 37.5% of pre-tax income for fiscal 2011 as compared to 37.3% of pre-tax income for fiscal 2010. This fiscal 2010 income tax expense included a net benefit of $0.8 million related to an adjustment to the Company’s prior year income tax provision, partially offset by an adjustment to the state tax rate applied to the Company’s deferred tax assets.

Net income. As a result of the foregoing, we reported net income of $19.1 million, or $0.95 per diluted share for fiscal 2011 compared to net income of $26.4 million, or $1.28 per diluted share for fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2010		Fiscal 2009		Change
	$	%	$	%	$	%
Net sales	$414,719	99.9%	$405,676	99.9%	$9,043	2.2%
Gift card breakage revenue	581	0.1%	518	0.1%	63	12.2%

Total revenue	415,300	100.0%	406,194	100.0%	9,106	2.2%
Cost of sales	244,764	58.9%	237,688	58.5%	7,076	3.0%

Gross profit	170,536	41.1%	168,506	41.5%	2,029	1.2%
Operating expenses:
Compensation and benefits	74,799	18.0%	71,300	17.6%	3,498	4.9%
Other operating expenses	40,946	9.9%	35,763	8.8%	5,183	14.5%
Depreciation	12,817	3.1%	14,505	3.6%	(1,688)	(11.6)%

Operating income	41,974	10.1%	46,938	11.6%	(4,964)	(10.3)%
Interest expense, net	137	0.0%	209	0.1%	(72)	(34.6)%
Other income, net	(331)	(0.1)%	(256)	(0.1)%	(75)	29.3%

Income before income taxes	42,168	10.2%	46,985	11.6%	(4,817)	(10.3)%
Income tax expense	15,737	3.8%	12,415	3.1%	3,322	26.8%

Net income	$26,431	6.4%	$34,570	8.5%	$(8,139)	(23.5)%

Total Revenue. Total revenue increased by 2.2% to $415.3 million for fiscal 2010 from $406.2 million for fiscal 2009. The net sales increase in fiscal 2010 resulted primarily from the strong sales performance of our new store openings partially offset by store closings. We opened 38 new stores in fiscal 2010 and 18 new stores in fiscal 2009, and we closed 17 stores in fiscal 2010 and 38 stores in fiscal 2009. Additionally, during November 2010, we launched kirklands.com for “direct-to-customer” selling. This accounted for $1.2 million in sales during fiscal 2010. The positive impact of these factors was offset somewhat by a decline of 0.5% in comparable stores sales for fiscal 2010. During fiscal 2009, comparable store sales increased 8.4%. The comparable store sales decrease accounted for a $1.9 million decline in overall sales, while the net growth of the store base and the launch of internet selling accounted for a $10.9 million increase in sales. The comparable store sales decrease was primarily due to a decrease in the average ticket, partially offset by an increase in customer traffic and transactions. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by an increase in items per transaction. Merchandise categories that performed the strongest in fiscal 2010 were floral, gift/novelty, wall décor and seasonal. Categories performing below fiscal 2009 levels were art, candles and accessories, decorative accessories and frames.

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

Reconciliation of Non-GAAP Financial Information

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(Dollars in thousands, except per share amounts)
Net income (loss)
Net income (loss) in accordance with GAAP	$19,115	$26,431	$34,570	$9,305	$(25,906)
Adjustments to income tax expense (benefit)	$—	$(814)	$(5,881)	$(3,376)	$8,168

Adjusted net income (loss)	$19,115	$25,617	$28,689	$5,929	$(17,738)

Diluted earnings (loss) per share
Diluted EPS in accordance with GAAP	$0.95	$1.28	$1.71	$0.47	$(1.33)

Adjustments to income tax expense (benefit)	$—	$(0.04)	$(0.29)	$(0.17)	$0.42

Adjusted diluted earnings (loss) per share	$0.95	$1.24	$1.42	$0.30	$(0.91)

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

Cash flows from operating activities. Net cash provided by operating activities was $41.8 million, $36.7 million and $50.0 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash from operations from fiscal 2010 to fiscal 2011 was primarily due to a decrease in income taxes paid. The decline in the amount of cash from operations from fiscal 2009 to fiscal 2010 was primarily due to the year-over-year decline in operating performance, an increase in working capital due to the increase in store count, as well as an increase in income taxes paid.

Cash flows from investing activities. Net cash used in investing activities was $26.7 million, $22.6 million and $10.2 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. In fiscal 2011, fiscal 2010 and fiscal 2009, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction and information technology projects. The increase in cash flows used in investing activities from fiscal 2010 to fiscal 2011 was primarily the result of several key information technology projects. During 2011, we completed information technology projects replacing the hardware and software used at the point-of-sale in all of our stores, and continued an initiative to replace our current merchandise management system with new software. During fiscal 2011, we opened 34 stores compared to 38 stores in fiscal 2010 and 18 stores in fiscal 2009. The increase in cash flows used in investing activities from fiscal 2009 to fiscal 2010 was the result of an increase in the amount of new store projects combined with the ramp-up in information technology projects. During 2010, we completed information technology projects in the e-commerce and finance areas, and launched the initiative to replace our current merchandise management system with new software.

Cash flows from financing activities. Net cash used in financing activities was $23.2 million for fiscal 2011. Net cash provided by financing activities was approximately $0.7 million and $0.2 million for fiscal 2010, and fiscal 2009, respectively. During fiscal 2011, we authorized a share repurchase plan allowing for the use of up to $40 million in cash for repurchases of our common stock. During fiscal 2011, we repurchased 2.0 million shares for a total purchase price of $23.4 million. The small offset to repurchase activity during fiscal 2011, as well as the cash provided by financing activities in fiscal 2010 and 2009, relates to cash received from employees for stock purchases and option exercises. During fiscal 2011, fiscal 2010, and fiscal 2009, we did not make any draws on our revolving credit facility.

Revolving credit facility. On August 19, 2011, we entered into an Amended and Restated Credit Agreement, dated as of August 19, 2011 (the “Credit Agreement”), with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The Credit Agreement increased our senior secured revolving credit facility from $45 million to $50 million and extended the maturity date to August 2016. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. We also pay the banks a fee of 0.375% per annum on the unused portion of the facility.

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

Also on August 19, 2011, we entered into an Amended and Restated Security Agreement, dated as of August 19, 2011, with our Lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreement.

We entered into the Credit Agreement and the Security Agreement to amend and restate the previous Loan and Security Agreement, dated as of October 4, 2004 (the “Loan and Security Agreement”) and amended on August 6, 2007, between us and the Lenders. The Loan and Security Agreement and the amendment thereto have been previously filed with the Securities Exchange Commission.

As of January 28, 2012, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $29.4 million available for borrowing.

At January 28, 2012, our balance of cash and cash equivalents was approximately $83.1 million and the borrowing availability under our facility was $29.4 million. We did not borrow from our credit facility during fiscal 2011, nor do we expect any borrowings during fiscal 2012. We believe that the combination of our cash balances, and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share Repurchase Authorization. On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through January 28, 2012, the Company had repurchased and retired a total of approximately 2.0 million shares at an aggregate cost of $23.4 million. As of January 28, 2012, the Company had $16.6 million remaining under the Board’s authorization to repurchase its common stock.

Contractual Obligations

The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of January 28, 2012. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added. A summary of the Company’s contractual obligations and other commercial commitments as of January 28, 2012 as listed below (in thousands):

	Amount of Commitment per Period
	Total Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases(1)	$272,250	$45,169	$80,403	$63,312	$83,366
Purchase obligations(2)	$62,224	$62,224	$—	$—	$—
Construction commitments	$428	$428	$—	$—	$—

Total	$334,902	$107,821	$80,403	$63,312	$83,366

(1)	These amounts represent future minimum lease payments under non-cancelable operating leases.
(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of January 28, 2012; such orders are generally cancelable at the discretion of the Company until the order has been shipped.

Related Party Transactions

In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising. During fiscal 2011, the Company’s purchases from this vendor totaled approximately $25.1 million, or 12% of total merchandise purchases. During fiscal 2010, the Company’s purchases from this vendor totaled approximately $20.9 million, or 11% of total merchandise purchases. During fiscal 2009, the Company’s purchases from this vendor totaled approximately $3.5 million, or 2% of total merchandise purchases. Included in cost of sales for fiscal years 2011, 2010, and 2009 were $22.5 million, $18.5 million, and $1.1 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $1.9 million as of January 28, 2012, $1.5 million as of January 29, 2011 and $800,000 as of January 30, 2010. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2011 and fiscal 2010 (dollars in thousands). The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2011 Quarter Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Total revenue	$94,403	$89,701	$97,071	$149,110
Gross profit	38,088	30,845	36,133	64,128
Operating income (loss)	5,166	(640)	1,924	24,055
Net income (loss)	3,170	(480)	1,247	15,178
Earnings (loss) per share:
Basic	0.16	(0.02)	0.06	0.80
Diluted	0.15	(0.02)	0.06	0.78
Stores open at end of period	293	294	301	309
Comparable store net sales increase (decrease)	(8.4)%	(8.0)%	(3.6)%	1.4%

	Fiscal 2010 Quarter Ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011
Total revenue	$93,465	$89,504	$92,725	$139,606
Gross profit	40,636	34,822	35,993	59,085
Operating income	10,953	5,064	3,766	22,191
Net income	6,518	3,252	2,279	14,382
Earnings per share:
Basic	0.33	0.16	0.11	0.72
Diluted	0.32	0.16	0.11	0.70
Stores open at end of period	281	286	296	300
Comparable store net sales increase (decrease)	12.6%	1.0%	(2.4)%	(7.9)%

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

We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage percentage varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $140,000 as of January 28, 2012.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or market) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 28, 2012, our reserve for obsolescence was $170,000.

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

Depreciation — Approximately 30% of our assets at January 28, 2012, represent investments in property and equipment. Determining appropriate depreciable lives requires judgments and estimates.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are partially self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of January 28, 2012, our self-insurance reserve estimates totaled $3.8 million, of which $1.2 was reflected as a current liability in accrued expenses and $2.6 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. As of January 29, 2011, $700,000 was reflected as a current liability in accrued expenses and $2.4 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. In recent years, we have experienced unfavorable claims development, particularly related to workers compensation, and have adjusted our estimates accordingly.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liability would have affected net income by approximately $380,000 for fiscal 2011.

Income taxes — We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. We must make estimates and judgments on future taxable income, considering feasible tax planning strategies and taking into account existing facts and circumstances, to determine the proper valuation allowance. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual future events and prior estimates and judgments could result in adjustments to this valuation allowance. We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time while the actual effective tax rate is calculated at year-end. During fiscal 2009, as a result of generating positive operating performance, we were able to reverse $5.4 million of previously established valuation allowance against deferred tax assets. At January 30, 2010, there was no remaining valuation allowance against our deferred tax assets.

Additionally, our income tax returns are periodically audited by U.S. federal and state tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A 10% change in our unrecognized tax benefit reserve at January 28, 2012 would have affected net earnings by approximately $54,000 in fiscal 2011.

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

The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. However, in fiscal 2010, we did experience a significant increase in the estimated fair value of awards granted ($11.30 per share in 2010 compared to $5.29 per share in 2009) because of the increase in our stock price during 2010 when compared to previous years and the related impact to the computation of fair value. Consequently, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended January 28, 2012, would have affected net earnings by approximately $0.3 million.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of January 28, 2012, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2011, nor do we expect any borrowings during fiscal 2012.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 28, 2012.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 28, 2012.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2012 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2012.

Attestation Report of the Registered Public Accounting firm

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears in Item 15 of Part IV in this Form 10-K and is incorporated by reference to this Item 9A.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on May 30, 2012; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors” in our Proxy Statements; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

Equity Compensation Plan Information

(c)
	(a)	(b)	Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	Outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders	1,494,024	$11.04	634,212
Equity compensation plans not approved by security holders	—	—	—
Total	1,494,024	$11.04	634,212

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information contained in the section titled “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

The information contained in the section titled “Information About the Board of Directors — Board Independence” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited Kirkland’s, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kirkland’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirkland’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirkland’s, Inc. as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2012, of Kirkland’s, Inc. and our report dated April 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

April 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. as of January 28, 2012 and January 29, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirkland’s, Inc.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

April 12, 2012

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$83,123	$91,222
Inventories, net	47,306	44,452
Deferred income taxes	1,657	3,528
Prepaid expenses and other current assets	7,784	7,468

Total current assets	139,870	146,670
Property and equipment, net	60,315	46,231
Non-current deferred income taxes	1,108	1,440
Other assets	1,296	736

Total assets	$202,589	$195,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,592	$20,236
Income taxes payable	3,146	1,289
Accrued expenses	21,805	24,364

Total current liabilities	46,543	45,889
Deferred rent	34,311	27,259
Other liabilities	4,073	3,640

Total liabilities	84,927	76,788

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 28, 2012, and January 29, 2011	—	—
Common stock, no par value, 100,000,000 shares authorized; 18,360,739 and 19,910,963 shares issued and outstanding at January 28, 2012, and January 29, 2011, respectively	150,352	146,747
Accumulated deficit	(32,690)	(28,458)

Total shareholders’ equity	117,662	118,289

Total liabilities and shareholders’ equity	$202,589	$195,077

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except per share data)
Net sales	$429,140	$414,719	$405,676
Gift card breakage revenue	1,145	581	518

Total revenue	430,285	415,300	406,194
Cost of sales (exclusive of depreciation as shown below)	261,091	244,764	237,688

Gross profit	169,194	170,536	168,506
Operating expenses:
Compensation and benefits	78,892	74,799	71,300
Other operating expenses	47,387	40,946	35,763
Depreciation	12,410	12,817	14,505

Total operating expenses	138,689	128,562	121,568
Operating income	30,505	41,974	46,938
Interest expense	101	137	209
Interest income	(48)	(80)	—
Other income, net	(118)	(251)	(256)

Income before income taxes	30,570	42,168	46,985
Income tax expense	11,455	15,737	12,415

Net income	$19,115	$26,431	$34,570

Earnings per share:
Basic	$0.97	$1.33	$1.76

Diluted	$0.95	$1.28	$1.71

Weighted average shares for basic earnings per share	19,707	19,855	19,696
Effect of dilutive common stock equivalents	520	723	553

Adjusted weighted average shares for diluted earnings per share	20,227	20,578	20,249

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
	(In thousands, except share data)
Balance at January 31, 2009	19,653,270	141,810	(89,459)	52,351
Exercise of stock options and employee stock purchases	95,878	241	—	241
Stock-based compensation expense	—	1,323	—	1,323
Net income	—	—	34,570	34,570

Balance at January 30, 2010	19,749,148	143,374	(54,889)	88,485
Exercise of stock options and employee stock purchases	272,734	628	—	628
Tax benefit from exercise of stock options	—	317	—	317
Net share settlement of stock options	(110,919)	(239)	—	(239)
Stock-based compensation expense	—	2,667	—	2,667
Net income	—	—	26,431	26,431

Balance at January 29, 2011	19,910,963	146,747	(28,458)	118,289
Exercise of stock options and employee stock purchases	190,638	488	—	488
Tax benefit from exercise of stock options and vesting of restricted stock	—	1,177	—	1,177
Net share settlement of stock options and restricted stock	(116,506)	(1,142)	—	(1,142)
Restricted stock issued	408,439	—	—	—
Stock-based compensation expense	—	3,113	—	3,113
Repurchase and retirement of common stock	(2,032,795)	(31)	(23,347)	(23,378)
Net income	—	—	19,115	19,115

Balance at January 28, 2012	18,360,739	$150,352	$(32,690)	$117,662

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Cash flows from operating activities:
Net income	$19,115	$26,431	$34,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,410	12,817	14,505
Amortization of landlord construction allowances	(4,906)	(6,595)	(7,991)
Cash received for landlord construction allowances	11,180	7,350	4,831
Amortization of debt issue costs	38	27	27
Loss on disposal of property and equipment	158	404	711
Stock-based compensation expense	3,113	2,667	1,323
Excess tax benefits from exercise of stock options and restricted stock	(1,177)	(317)	—
Deferred income taxes	2,203	2,979	(3,118)
Changes in assets and liabilities:
Inventories, net	(2,854)	(5,097)	(669)
Prepaid expenses and other current assets	(904)	(1,544)	487
Other noncurrent assets	(241)	(123)	(49)
Accounts payable	1,356	4,647	2,088
Income taxes payable	3,034	(5,481)	1,738
Accrued expenses and other current and noncurrent liabilities	(760)	(1,465)	1,519

Net cash provided by operating activities	41,765	36,700	49,972

Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	37	67
Capital expenditures	(26,652)	(22,633)	(10,313)

Net cash used in investing activities	(26,652)	(22,596)	(10,246)

Cash flows from financing activities:
Refinancing costs	(357)	—	—
Excess tax benefits from exercise of stock options and restricted stock	1,177	317	—
Cash used in net share settlement of stock options and restricted stock	(1,142)	(239)	—
Exercise of stock options and employee stock purchases	488	628	241
Repurchase and retirement of common stock	(23,378)	—	—

Net cash provided by (used in) financing activities	(23,212)	706	241

Cash and cash equivalents:
Net increase (decrease)	(8,099)	14,810	39,967
Beginning of the year	91,222	76,412	36,445

End of the year	83,123	91,222	$76,412

Supplemental cash flow information:
Interest paid	$128	$91	$91

Income taxes paid	$6,159	$17,938	$13,610

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States with 309 stores in 30 states as of January 28, 2012. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2011 represented the 52 weeks ended on January 28, 2012, fiscal 2010 represented the 52 weeks ended on January 29, 2011, and fiscal 2009 represented the 52 weeks ended on January 30, 2010.

Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and investments with maturities of 90 days or less at the date of purchase.

Cost of sales and inventory valuation — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, internal transfer costs, outbound freight, inventory damage and shrinkage, discounts associated with the customer loyalty program, payroll and overhead associated with our distribution facility and its network and store occupancy costs. The Company’s inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. The Company estimates the amount of shrinkage that has occurred through theft or damage and adjusts that amount to actual at the time of its physical inventory counts which occur throughout the fiscal year. The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise.

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

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are depreciated on a straight-line basis over an estimated life of three to seven years upon being placed in service. At the end of fiscal years 2011 and 2010, property and equipment included capitalized computer software currently under development of $8.0 million and $6.2 million, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of January 28, 2012 and January 29, 2011, the liability for asset retirement obligations was approximately $248,000 and $264,000, respectively.

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

During the fourth quarter of fiscal 2011, the Company terminated the relationship with its third-party bank service provider. As a result of this termination, the Company reversed $1.2 million ($752,000 after tax), or $0.04 per diluted share, of the accrual related to the loyalty program. The effect of this reversal is included as a credit to cost of sales. During the first quarter of fiscal 2012, the Company launched a similar program with a new provider.

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for its new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. The cumulative net excess of recorded rent expense over lease payments totaled $7.8 million, of which $771,000 was reflected as a current liability in accrued expenses and $7.0 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet as of January 28, 2012. As of January 29, 2011, $750,000 was reflected as a current liability in accrued expenses and $5.9 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of January 28, 2012, the unamortized amount of construction allowances totaled $32.2 million, of which $4.9 million was reflected as a current liability in accrued expenses and $27.3 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 29, 2011, $6.2 million was reflected as a current liability in accrued expenses and $21.4 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded when orders are shipped. Net sales include the sale of merchandise, net of estimated returns and exclusive of sales taxes.

Revenues from gift cards are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the Redemption Recognition Method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as breakage revenue. The Company recognized approximately $1.1 million, $581,000 and $518,000 in gift card breakage during fiscal 2011, fiscal 2010 and fiscal 2009, respectively. During fiscal 2011, the Company revised its breakage rate upwards to better reflect historical breakage trends.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, deferred compensation benefits, social security and unemployment taxes.

Stock-based compensation — Stock-based compensation includes expenses associated with stock option grants, restricted stock grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards. The expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of income. See “Note 7 — Employee Benefit Plans” for further discussion.

Other operating expenses — Other operating expenses consist of such items as insurance, advertising, utilities, property taxes, supplies, travel, losses on disposal of assets and various other store and corporate expenses.

Preopening expenses — Preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, e-mail communications, social media, public relations, in-store collateral and signage, and other expenses related to the in-store experience. Total advertising expense was $4.9 million, $4.0 million and $2.2 million for fiscal years 2011, 2010 and 2009, respectively.

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

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were approximately 288,000 shares, 193,000 shares and 251,000 shares for fiscal 2011, 2010 and 2009, respectively.

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

Reclassifications — Certain prior year amounts have been reclassified to confirm to current year classification. The Company has separately stated the tax benefit from exercise of stock options and vesting of restricted stock, as well as the net shares settlement of stock options and restricted stock, in both the Consolidated Statements of Shareholders’ Equity and Consolidated Statements of Cash Flows. The Company has separately stated cash received for landlord construction allowances in the Consolidated Statements of Cash Flows.

Note 2 — Property and Equipment

Property and equipment is comprised of the following (in thousands):

	January 28, 2012	January 29, 2011
Equipment	$28,981	$29,302
Furniture and fixtures	47,218	43,216
Leasehold improvements	67,802	61,413
Projects in progress	8,419	6,739

	152,420	140,670
Less: Accumulated depreciation	92,105	94,439

	$60,315	$46,231

Note 3 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 28, 2012	January 29, 2011
Salaries and wages	$4,394	$5,528
Gift cards and store credits	5,758	5,773
Sales taxes	2,051	1,519
Deferred rent	5,680	7,045
Other	3,922	4,499

	$21,805	$24,364

Note 4 — Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. Income tax expense consists of the following (in thousands):

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Current
Federal	$7,249	$10,413	$13,203
State	2,003	2,345	2,330
Deferred
Federal	2,772	2,547	2,227
State	(569)	432	92
Change in valuation allowance	—	—	(5,437)

	$11,455	$15,737	$12,415

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Tax at federal statutory rate	$10,699	$14,760	$16,445
State income taxes (net of federal benefit)	773	2,042	1,782
Change in valuation allowance	—	—	(5,437)
Adjustment to prior year income tax provision	—	(1,025)	—
Other	(17)	(40)	(375)

Income tax expense	$11,455	$15,737	$12,415

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred tax assets:
Accruals	$2,355	$4,068
Inventory valuation	246	241
Deferred rent and other	6,664	5,666

Total deferred tax assets	9,265	9,975
Deferred tax liabilities:
Depreciation	(5,986)	(4,636)
Prepaid assets	(514)	(371)

Total deferred tax liabilities	(6,500)	(5,007)

Net deferred tax assets	$2,765	$4,968

Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. The Company had previously recorded a valuation allowance against its deferred tax assets associated with net operating losses in past fiscal years. As a result of an improvement in the Company’s operating performance, the Company was able to reverse $5.4 million of the valuation allowance during fiscal 2009. At January 29, 2011, there was no remaining valuation allowance against the Company’s deferred tax assets.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2007. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2005. The Company has no ongoing U.S. federal, state or local income tax examinations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	52 Weeks Ended
	January 28, 2012	January 29, 2011
	(In thousands)
Balance at the beginning of the year	$712	$639
Additions based on tax positions related to the current year	—	144
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to settlements	—	—
Reductions due to lapse of the statute of limitations	—	(71)

Balance at the end of the year	$712	$712

Included in the January 28, 2012 balance and January 29, 2011 balance is $538,000 of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $247,000 and $186,000 accrued for the payment of interest and penalties associated with unrecognized tax benefits at January 28, 2012 and January 29, 2011, respectively.

Note 5 — Senior Credit Facility

On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement, dated as of August 19, 2011 (the “Credit Agreement”), with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The Credit Agreement increased the Company’s senior secured revolving credit facility from $45 million to $50 million and extended the maturity date to August 2016. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. Additionally, a fee of 0.375% per annum is assessed on the unused portion of the facility.

Pursuant to the Credit Agreement, borrowings are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

Also on August 19, 2011, the Company entered into an Amended and Restated Security Agreement, dated as of August 19, 2011 with its Lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreement.

The Company entered into the Credit Agreement and the Security Agreement to amend and restate the previous Loan and Security Agreement, dated as of October 4, 2004 (the “Loan and Security Agreement”) and amended on August 6, 2007, between the Company and the Lenders. The Loan and Security Agreement and the amendment thereto have been previously filed with the Securities Exchange Commission.

As of January 28, 2012, the Company was in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $29.4 million available for borrowing.

Note 6 — Long-Term Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2025. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases, was approximately $40,252,000, $37,406,000 and $39,931,000 in fiscal years 2011, 2010 and 2009, respectively. Contingent rental expense was approximately $219,000, $98,000 and $63,000 for fiscal years 2011, 2010 and 2009, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $45,169,000 in 2012; $42,079,000 in 2013; $38,324,000 in 2014; $34,779,000 in 2015; $28,533,000 in 2016 and $83,366,000 thereafter.

Note 7 — Employee Benefit Plans

Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $3.1 million, $2.7 million and $1.3 million for fiscal years 2011, 2010 and 2009, respectively.

In July 2002, the Company adopted the Kirkland’s, Inc. 2002 Equity Incentive Plan (the “2002 Plan”). The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 2,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 or 4 years. Restricted stock units granted to employees vest on the third anniversary of the grant date, and are convertible into common stock on the date of vesting. Options issued to non-employee directors vest immediately on the date of the grant. Restricted stock units granted to non-employee directors vest on the first anniversary of the grant date.

As of January 28, 2012, options to purchase 1,315,024 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.03 to $19.06 per share. As of January 28, 2012, there were 179,000 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $12.33 to $19.06 per share. Shares reserved for future stock-based grants under the 2002 Plan approximated 533,000 at January 28, 2012.

The Company allows for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”), if so desired by the holder. With net settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company.

As of January 28, 2012, there were 1,037,524 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of January 28, 2012 was approximately $5.5 million and $5.0 million, respectively. The weighted average grant date fair value of options granted during fiscal 2011, fiscal 2010 and fiscal 2009 were $12.31, $11.30 and $5.29, respectively. The intrinsic value of options exercised was $1.3 million in fiscal 2011, $2.9 million in fiscal 2010 and $1.0 million in fiscal 2009. At January 28, 2012, unrecognized stock compensation expense related to the unvested portion of outstanding stock options and restricted stock units was approximately $4.5 million, which is expected to be recognized over a weighted average period of 1.4 years.

Stock option activity for the year ended January 28, 2012, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at January 29, 2011	1,309,374	9.78
Options granted	172,500	12.31
Options exercised	(161,434)	2.14
Options forfeited	(5,416)	12.68

Balance at January 28, 2012	1,315,024	$11.04	6.9

Options Exercisable As of:
January 28, 2012	956,732	$9.69	6.2

The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in fiscal years 2011, 2010 and 2009 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Expected price volatility	0.65	0.63	0.63
Risk-free interest rate	2.1%	2.5%	3.3%
Expected life	6.3 years	6.3 years	5.9 years
Forfeiture rate	5%	5%	5%
Dividend yield	0%	0%	0%

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

Dividend yield — The Company has not paid a dividend on its common stock for each of the last three fiscal years. The addition or increase of a dividend will decrease compensation expense.

Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees become 100% vested on the third anniversary of the grant date, provided the employee has remained in continuous service with the Company through that date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 89,000, and 114,000 RSUs during fiscal 2011 and 2010, respectively. The weighted average grant date fair value of the RSUs granted during fiscal 2011 and 2010 was $12.33 and $19.31, respectively. There were no restricted stock units granted during fiscal 2009. Compensation expense for RSUs during fiscal 2011, 2010 and 2009 was approximately $1.1 million, $957,000 and $265,000, respectively. As of January 28, 2012, there was approximately $1.5 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 1.6 years.

RSU activity in each of the periods indicated were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 29, 2011	498,444	$6.00
Granted	89,000	12.33
Vested	(408,444)	3.12
Forfeited	—	—

Non-vested at January 28, 2012	179,000	$15.71

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2011, 2010 and 2009, there were 29,204, 24,185 and 30,704 shares of common stock, respectively, issued to participants under the ESPP, with approximately 102,000 shares remaining under the original authorization.

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion, subject to statutory limitations. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $402,000, and $400,000 and $422,000 in fiscal 2011, 2010 and 2009, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2011, 2010, or 2009.

Deferred compensation plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contributions to this Plan were approximately $60,000, $69,000 and $55,000 in fiscal years 2011, 2010 and 2009, respectively.

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

During fiscal 2009, the Company recognized a reduction of approximately $920,000, or $0.03 per diluted share, in other operating expenses as a result of reversing an obligation related to a contingent matter for which the statute of limitations had expired.

Note 9 — Related Party Transactions

In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because one of its principals is the spouse of the Company’s Vice President of Merchandising. During fiscal 2011, the Company’s purchases from this vendor totaled approximately $25.1 million, or 12% of total merchandise purchases. During fiscal 2010, the Company’s purchases from this vendor totaled approximately $20.9 million, or 11% of total merchandise purchases. During fiscal 2009, the Company’s purchases from this vendor totaled approximately $3.5 million, or 2% of total merchandise purchases. Included in cost of sales for fiscal years 2011, 2010, and 2009 were $22.5 million, $18.5 million, and $1.1 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $1.9 million as of January 28, 2012, $1.5 million as of January 29, 2011 and $800,000 as of January 30, 2010. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 10 — Stock Repurchase Program

On August 19, 2011, the Company’s Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through January 28, 2012, the Company had repurchased and retired a total of approximately 2.0 million shares at an aggregate cost of $23.4 million, leaving $16.6 million remaining under the original authorization. Subsequent to January 28, 2012, the Company has

repurchased and retired approximately 114,000 shares of common stock at an aggregate cost of $1.7 million.

3. Exhibits: (see (b) below)

(b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit Number		Description

3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Current Report on Form 8-K dated May 7, 2010)
3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)
4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))
10.1*	—	Amended and Restated Credit Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the borrowers named therein, and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-k dated August 24, 2011)
10.2*	—

Amended and Restated Security Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the other guarantors named therein and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.2 to our Current Report on Form 8-k dated August 24, 2011)

10.3+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to our Form 8-K/A dated April 12, 2008)
10.4+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)
10.5+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)
10.6+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))
10.7+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)
10.8*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)
10.9+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))
10.10+*	—	Form of Incentive Stock Option Agreement(Exhibit 10.2 to the October 2004 Form 10-Q)
10.11+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)
10.12*	—	First Amendment to Loan and Security Agreement dated as of August 6, 2007, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 10, 2007)
10.13*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))
10.14*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2007)
10.15+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)
21.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)
23.1	—	Consent of Ernst & Young LLP
31.1	—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	—	Interactive Data File (Annual Report on form 10-K, for the year ended January 28, 2012, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S, INC.

By:	/s/ ROBERT E. ALDERSON
Robert E. Alderson
President and Chief Executive Officer

Date: April 12, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. ALDERSON	President and Chief Executive Officer, and Director	April 12, 2012
Robert E. Alderson	(Principal Executive Officer)

/s/ W. MICHAEL MADDEN	Senior Vice President and Chief Financial Officer	April 12, 2012
W. Michael Madden	(Principal Financial and Accounting Officer)

/s/ CARL KIRKLAND	Director	April 12, 2012
Carl Kirkland

/s/ STEVEN J. COLLINS	Director	April 12, 2012
Steven J. Collins

/s/ MILES KIRKLAND	Director	April 12, 2012
Miles Kirkland

/s/ R. WILSON ORR, III	Director	April 12, 2012
R. Wilson Orr, III

/s/ RALPH T. PARKS	Director	April 12, 2012
Ralph T. Parks

/s/ MURRAY M. SPAIN	Director	April 12, 2012
Murray M. Spain

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Annual Report on Form 10-K, for the year ended January 28, 2012, furnished in XBRL (eXtensible Business Reporting Language))