Form 10-Q
period 2012-04-28
KIRKLAND'S, INC
filed 2012-06-07
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2012,

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value — 18,157,934 shares outstanding as of May 22, 2012

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 28, 2012 (unaudited)	January 28, 2012	April 30, 2011 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,162	$83,123	$90,254
Inventories, net	47,484	47,306	44,620
Deferred income taxes	1,725	1,657	3,571
Prepaid expenses and other current assets	8,118	7,784	6,810

Total current assets	130,489	139,870	145,255
Property and equipment, net	61,414	60,315	46,013
Non-current deferred income taxes	1,150	1,108	1,456
Other assets	1,496	1,296	879

Total assets	$194,549	$202,589	$193,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,050	$21,592	$19,824
Income taxes payable	1,931	3,146	601
Accrued expenses	18,637	21,805	20,287

Total current liabilities	38,618	46,543	40,712
Deferred rent	34,369	34,311	26,548
Other liabilities	4,264	4,073	4,067

Total liabilities	77,251	84,927	71,327

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 18,170,236; 18,360,739; and 19,917,819 shares issued and outstanding at April 28, 2012, January 28, 2012, and April 30, 2011, respectively	151,235	150,352	147,564
Accumulated deficit	(33,937)	(32,690)	(25,288)

Total shareholders’ equity	117,298	117,662	122,276

Total liabilities and shareholders’ equity	$194,549	$202,589	$193,603

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	April 28, 2012	April 30, 2011
Net sales	$97,788	$94,403
Cost of sales (exclusive of depreciation as shown below)	59,319	56,315

Gross profit	38,469	38,088
Operating expenses:
Compensation and benefits	19,296	18,794
Other operating expenses	12,988	10,887
Depreciation	3,015	3,241

Total operating expenses	35,299	32,922
Operating income	3,170	5,166
Interest expense	80	34
Other (income) expense, net	(83)	3

Income before income taxes	3,173	5,129
Income tax expense	1,218	1,959

Net income	$1,955	$3,170

Earnings per share:
Basic	$0.11	$0.16

Diluted	$0.10	$0.15

Weighted average shares for basic earnings per share:	18,269	19,915
Effect of dilutive stock equivalents	503	745

Adjusted weighted average shares for diluted earnings per share	18,772	20,660

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 28, 2012	18,360,739	$150,352	$(32,690)	$117,662
Exercise of employee stock options and employee stock purchases	55,232	65	—	65
Tax benefit from exercise of stock options	—	28	—	28
Net share settlement of stock options	(26,301)	—	—	—
Stock-based compensation expense	—	793	—	793
Repurchase and retirement of common stock	(219,434)	(3)	(3,202)	(3,205)
Net income	—	—	1,955	1,955

Balance at April 28, 2012	18,170,236	$151,235	$(33,937)	$117,298

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-week Period Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net income	$1,955	$3,170
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,015	3,241
Amortization of landlord construction allowances	(1,066)	(1,623)
Amortization of debt issue costs	19	6
(Gain) Loss on disposal of property and equipment	(5)	72
Cash received for landlord construction allowances	1,271	2,053
Stock-based compensation expense	793	749
Excess tax benefits from exercise of stock options and restricted stock	(28)	—
Deferred income taxes	(110)	(59)
Changes in assets and liabilities:
Inventories, net	(178)	(168)
Prepaid expenses and other current assets	(485)	(700)
Other noncurrent assets	(212)	(148)
Accounts payable	(3,542)	(412)
Income taxes payable	(1,187)	(688)
Accrued expenses and other current and noncurrent liabilities	(2,973)	(3,433)

Net cash provided by (used in) operating activities	(2,733)	2,060

Cash flows from investing activities:
Capital expenditures	(4,109)	(3,096)

Net cash used in investing activities	(4,109)	(3,096)

Cash flows from financing activities:
Refinancing costs	(7)	—
Excess tax benefits from exercise of stock options and restricted stock	28	—
Exercise of stock options and employee stock purchases	65	68
Repurchase and retirement of common stock	(3,205)	—

Net cash provided by (used in) financing activities	(3,119)	68

Cash and cash equivalents:
Net decrease	(9,961)	(968)
Beginning of the period	83,123	91,222

End of the period	$73,162	$90,254

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 297 stores in 30 states as of April 28, 2012. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2012.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended April 28, 2012 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended April 28, 2012, the Company recorded income tax expense of 38.4% of income before income taxes. In the prior year period, the Company recorded income tax expense of 38.2% of income before income taxes. The slight increase in the rate reflects the lower amount of pretax income versus the prior year.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 440,000 and 282,500 shares for the 13-week periods ended April 28, 2012, and April 30, 2011, respectively.

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

No stock options were granted during the 13-week periods ended April 28, 2012, and April 30, 2011. Total stock-based compensation expense (a component of compensation and benefits) was $793,000 for the 13-week period ended April 28, 2012, compared to $749,000 for the prior year period. Compensation expense is recognized on a straight-line basis over the vesting period. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Stock Repurchase Program

On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through April 28, 2012, the Company had repurchased and retired a total of approximately 2.3 million shares at an aggregate cost of $26.6 million. As of April 28, 2012, the Company had $13.4 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to April 28, 2012, the Company has repurchased and retired approximately 580,000 shares of common stock at an aggregate cost of $6.9 million.

Note 7 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because one of its principals is the spouse of the Company’s Vice President of Merchandising. During the first quarter of fiscal 2012 and 2011, purchases from this vendor totaled approximately $5.8 million, or 12% of total merchandise purchases, and $4.5 million, or 10% of merchandise purchases, respectively. Included in cost of sales for the first quarter of fiscal 2012 and 2011 were $5.8 million and $4.5 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $800,000 and $1.3 million as of April 28, 2012 and April 30, 2011, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, filed April 12, 2012. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 297 stores in 30 states as of April 28, 2012. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernable value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.

During the 13-week period ended April 28, 2012, we opened five new stores and closed 17 stores. The following table summarizes our stores and square footage under lease:

	As of April 28, 2012	As of April 30, 2011
Number of stores	297	293
Square footage	2,068,702	1,910,445
Average square footage per store	6,965	6,520

13-Week Period Ended April 28, 2012 Compared to the 13-Week Period Ended April 30, 2011

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	April 28, 2012		April 30, 2011		Change
	$	%	$	%	$	%
Net sales	$97,788	100.0%	$94,403	100.0%	$3,385	3.6%
Cost of sales	59,319	60.7%	56,315	59.7%	3,004	5.3%

Gross profit	38,469	39.3%	38,088	40.3%	381	0.1%
Operating expenses: Compensation and benefits	19,296	19.7%	18,794	19.9%	502	2.7%
Other operating expenses	12,988	13.3%	10,887	11.5%	2,101	19.3%
Depreciation	3,015	3.1%	3,241	3.4%	(226)	(0.7%)

Total operating expenses	35,299	36.1%	32,922	34.9%	2,377	7.2%
Operating income	3,170	3.2%	5,166	5.5%	(1,996)	(38.6%)
Interest expense, net	80	0.1%	34	0.0%	46	135.3%
Other (income) expense, net	(83)	(0.1%)	3	0.0%	(86)	(286.7%)

Income before income taxes	3,173	3.2%	5,129	5.4%	(1,956)	(38.1%)
Income tax expense	1,218	1.2%	1,959	2.1%	(741)	(37.8%)

Net income	$1,955	0.2%	$3,170	3.4%	$(1,215)	(38.3%)

Net sales. Net sales increased 3.6% to $97.8 million for the first fiscal quarter of 2012 compared to $94.4 million for the prior year period. The impact of net new store growth accounted for an increase in sales of $4.5 million. These increases in net sales were offset by a decline in comparable store sales of 1.2%, accounting for a $1.1 million decline versus the prior year quarter. Comparable store sales decreased 8.4% in the prior year period. The comparable store sales decrease for the first quarter of 2012 was primarily due to a decrease in number of transactions, partially offset by an increase in the average ticket. The decrease in transactions resulted from a decline in the conversion rate partly offset by a slight increase in traffic. The increase in the average ticket reflected an increase in items sold per transaction combined with a flat average unit selling price. The strongest performing merchandise categories were mirrors, floral, outdoor living and furniture, while the weakest performing categories were decorative accessories, wall décor and lamps.

Gross profit. Gross profit as a percentage of total revenue decreased from 40.3% in the first quarter of 2011 to 39.3% in the first quarter of 2012. Merchandise margins increased from 54.9% in the first quarter of fiscal 2011 to 55.5% in the first quarter of fiscal 2012. Merchandise margin is calculated as net sales minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of lower inbound freight costs. Store occupancy costs as a percentage of net sales increased 1.0%. This increase resulted from the decline in comparable store sales, combined with the reduction in the number of leases with negotiated rent reductions in comparison to the prior year. Outbound freight costs and central distribution expenses increased as a percentage of sales primarily due to comparable store sales deleverage and an increase in diesel fuel costs as well as shipping and packaging costs associated with E-commerce.

Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased slightly over the prior year period primarily due to the negative comparable store sales performance. At the corporate level, the compensation and benefits ratio decreased over the prior year period primarily due to lower bonus accruals.

Other operating expenses. Other operating expenses increased as a percentage of net sales versus the prior year period due to increases in marketing expenses, as well as deleverage due to the decline in comparable store sales.

Depreciation. The decrease in depreciation as a percentage of sales reflects the impact of lease extensions during the preceding twelve months for store locations in which the majority of the fixed assets had been fully depreciated.

Income tax expense. We recorded income tax expense of approximately $1.2 million, or 38.4% of pre-tax income during the first quarter of fiscal 2012, versus approximately $2.0 million, or 38.2% of pre-tax income, in the prior year quarter.

Net income and earnings per share. As a result of the foregoing, we reported net income of $2.0 million, or $0.10 per diluted share, for the first quarter of fiscal 2012 as compared to net income of $3.2 million, or $0.15 per diluted share, for the first quarter of fiscal 2011.

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

Cash flows from operating activities. Net cash provided by (used in) operating activities was approximately ($2.7) million and $2.1 million for the first quarter of fiscal 2012 and fiscal 2011, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of the decline in our operating performance versus the prior year and an increase in working capital. Cash tax payments for the first quarter of fiscal 2012 totaled approximately $2.5 million compared to cash tax payments of $2.7 million in the prior year period.

Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2012 consisted of $4.1 million in capital expenditures as compared to $3.1 million in capital expenditures for the prior year period. The capital expenditures primarily related to new store construction and information technology assets. During the first quarter of fiscal 2012, we opened five stores compared to three stores during the first quarter of fiscal 2011. We expect that capital expenditures for all of fiscal 2012 will be approximately $29 to $32 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash used in financing activities was approximately $3.1 million for the first quarter of fiscal 2012, and was primarily related to repurchase and retirement of common stock. Net cash provided by financing activities was approximately $68,000 for the first quarter of fiscal 2011, and was related to the exercise of employee stock options as well as employee stock purchases.

Revolving credit facility. On August 19, 2011, we entered into an Amended and Restated Credit Agreement, dated as of August 19, 2011 (the “Credit Agreement”), with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”), replacing our prior credit agreement entered into in 2004. The Credit Agreement increased the Company’s senior secured revolving credit facility from $45 million to $50 million and extended the maturity date to August 2016. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. Additionally, a fee of 0.375% per annum is assessed on the unused portion of the facility.

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

As of April 28, 2012, the Company was in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $31.4 million available for borrowing. We do not anticipate any borrowings under the credit facility during fiscal 2012.

At April 28, 2012, our balance of cash and cash equivalents was approximately $73.2 million and the borrowing availability under our facility was $31.4 million. We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share Repurchase Authorization. On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through April 28, 2012, the Company had repurchased and retired a total of approximately 2.3 million shares at an aggregate cost of $26.6 million. As of April 28, 2012, the Company had $13.4 million remaining under the Board’s authorization to repurchase its common stock. Subsequent to April 28, 2012, the Company has repurchased and retired approximately 580,000 shares of common stock at an aggregate cost of $6.9 million.

Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because one of its principals is the spouse of the Company’s Vice President of Merchandising. During the first quarter of fiscal 2012 and 2011, purchases from this vendor totaled approximately $5.8 million, or 12% of total merchandise purchases and $4.5 million, or 10% of merchandise purchases, respectively. Included in cost of sales for the first quarter of fiscal 2012 and 2011 were $5.8 million and $4.5 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $800,000 and $1.3 million as of April 28, 2012 and April 30, 2011, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $600,000 at April 28, 2012.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2012. Refer to our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, for a summary of our critical accounting policies.

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

•	Our Results Could be Negatively Impacted if any of our Primary Brands Suffers a Substantial Impediment to its Reputation Due to Real or Perceived Quality Issues.

•	Product Liability Claims Could Adversely Affect Our Reputation.

•	Weather Conditions Could Adversely Affect Our Sales and/or Profitability by Affecting Consumer Shopping Patterns.

•	Our Performance May Be Affected by General Economic Conditions.

•	Changes in Accounting and Tax Rules and Regulations May Adversely Affect our Operating Results.

•	We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.

•	Our Freight Costs and thus Our Cost of Goods Sold are Impacted by Changes in Fuel Prices.

•	New Legal Requirements Could Adversely Affect Our Operating Results.

•	The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.

•	Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.

•	Failure to Protect the Integrity and Security of Individually Identifiable Data of Our Customers and Employees Could Expose Us to Litigation and Damage Our Reputation.

•	We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.

•	We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended January 28, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of April 28, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

As of the date of this filing, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended April 28, 2012, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: June 7, 2012	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 7, 2012	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended April 28, 2012, furnished in XBRL (eXtensible Business Reporting Language))