Form 10-Q
period 2012-07-28
KIRKLAND'S, INC
filed 2012-09-06
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 28, 2012,

or

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

Common Stock, no par value — 17,061,605 shares outstanding as of August 22, 2012.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 28, 2012 (Unaudited)	January 28, 2012	July 30, 2011 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,614	$83,123	$75,106
Inventories, net	49,773	47,306	47,656
Income taxes receivable	3,727	—	3,880
Deferred income taxes	1,635	1,657	3,274
Prepaid expenses and other current assets	10,138	7,784	9,283

Total current assets	114,887	139,870	139,199
Property and equipment, net	68,840	60,315	51,940
Non-current deferred income taxes	1,086	1,108	1,394
Other assets	1,425	1,296	847

Total assets	$186,238	$202,589	$193,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,583	$21,592	$17,011
Income taxes payable	—	3,146	—
Accrued expenses	20,772	21,805	21,527

Total current liabilities	43,355	46,543	38,538
Deferred rent	35,545	34,311	27,690
Other liabilities	4,614	4,073	4,309

Total liabilities	83,514	84,927	70,537

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 17,061,615; 18,360,739; and 20,216,076 shares issued and outstanding at July 28, 2012, January 28, 2012, and July 30, 2011, respectively	152,055	150,352	148,611
Accumulated deficit	(49,331)	(32,690)	(25,768)

Total shareholders’ equity	102,724	117,662	122,843

Total liabilities and shareholders’ equity	$186,238	$202,589	$193,380

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$91,004	$89,701	$188,792	$184,104
Cost of sales (exclusive of depreciation as shown below)	61,010	58,856	120,329	115,171

Gross profit	29,994	30,845	68,463	68,933
Operating expenses:
Compensation and benefits	18,733	17,565	38,029	36,359
Other operating expenses	12,008	11,187	24,996	22,074
Depreciation	3,205	2,733	6,220	5,974

Total operating expenses	33,946	31,485	69,245	64,407

Operating income (loss)	(3,952)	(640)	(782)	4,526
Interest expense, net	67	36	147	70
Other income, net	(45)	(78)	(128)	(75)

Income (loss) before income taxes	(3,974)	(598)	(801)	4,531
Income tax expense (benefit)	(1,977)	(118)	(759)	1,841

Net income (loss)	$(1,997)	$(480)	$(42)	$2,690

Earnings (loss) per share:
Basic	$(0.11)	$(0.02)	$(0.00)	$0.13

Diluted	$(0.11)	$(0.02)	$(0.00)	$0.13

Weighted average shares for basic earnings (loss) per share:	17,470	19,957	17,869	19,936
Effect of dilutive stock equivalents	—	—	—	709

Adjusted weighted average shares for diluted earnings (loss) per share	17,470	19,957	17,869	20,645

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 28, 2012	18,360,739	$150,352	$(32,690)	$117,662
Exercise of employee stock options and employee stock purchases	90,176	150	—	150
Tax benefit from exercise of stock options	—	120	—	120
Net share settlement of stock options	(27,402)	—	—	—
Stock-based compensation expense	—	1,456	—	1,456
Repurchase and retirement of common stock	(1,361,898)	(23)	(16,599)	(16,622)
Net loss	—	—	(42)	(42)

Balance at July 28, 2012	17,061,615	$152,055	$(49,331)	$102,724

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income (loss)	$(42)	$2,690
Adjustments to reconcile net income (loss) to net cash used in operating activities: Depreciation of property and equipment	6,220	5,974
Amortization of landlord construction allowances	(2,167)	(2,662)
Amortization of debt issue costs	38	12
Loss on disposal of property and equipment	41	128
Cash received for landlord construction allowances	2,309	3,093
Stock-based compensation expense	1,456	1,649
Excess tax benefits from exercise of stock options and restricted stock	(120)	(1,124)
Deferred income taxes	44	300
Changes in assets and liabilities:
Inventories, net	(2,467)	(3,204)
Prepaid expenses and other current assets	(1,076)	(1,815)
Other noncurrent assets	(160)	(123)
Accounts payable	991	(3,225)
Income taxes refundable/payable	(6,753)	(4,045)
Accrued expenses and other current and noncurrent liabilities	(678)	(3,254)

Net cash used in operating activities	(2,364)	(5,606)

Cash flows from investing activities:
Capital expenditures	(14,786)	(11,811)

Net cash used in investing activities	(14,786)	(11,811)

Cash flows from financing activities:
Refinancing costs	(7)	—
Excess tax benefits from exercise of stock options and restricted stock	120	1,124
Exercise of stock options and employee stock purchases	150	177
Repurchase and retirement of common stock	(16,622)	—

Net cash provided by (used in) financing activities	(16,359)	1,301

Cash and cash equivalents:
Net decrease	(33,509)	(16,116)
Beginning of the period	83,123	91,222

End of the period	$49,614	$75,106

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 302 stores in 30 states as of July 28, 2012. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended July 28, 2012 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended July 28, 2012, the Company recorded an income tax benefit of 49.7% of the loss before income taxes. In the prior year period, the Company recorded income tax benefit of 19.7% of the loss before income taxes. The increase in the rate reflects approximately $400,000 of federal and state employment tax credits received in the second quarter of 2012 that related to prior years and in excess of our previous estimates. For the 26-week period ended July 28, 2012, the Company recorded an income tax benefit of 94.8% of the pre-tax loss. In the prior year period, the Company recorded income tax expense of 40.6% of pre-tax income.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 1.6 million and 1.9 million shares for the 13-week periods ended July 28, 2012, and July 30, 2011, and 1.6 million and approximately 342,000 for the 26-week periods ended July 28, 2012, and July 30, 2011, respectively.

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

The Company granted 175,000 stock options and 94,000 restricted stock units during the 13-week and 26-week periods ended July 28, 2012. This compares to 172,500 stock options and 89,000 restricted stock units granted in the 13-week and 26-week periods ended July 30, 2011. Total stock-based compensation expense (a component of compensation and benefits) was $663,000 for the 13-week period ended July 28, 2012, and $1.5 million for the 26-week period ended July 28, 2012, compared to $900,000 and $1.6 million, respectively, for the comparable prior year periods. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Stock Repurchase Program

On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through July 28, 2012, the Company repurchased and retired a total of approximately 3.4 million shares at an aggregate cost of $40 million, completing the repurchase authorization.

Note 7 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the second quarter of fiscal 2012 and 2011, purchases from this vendor totaled approximately $5.6 million, or 11% of total merchandise purchases, and $5.4 million, or 11% of merchandise purchases, respectively. During the first half of fiscal 2012 and fiscal 2011, purchases from this vendor totaled approximately $11.4 million, or 12% of total merchandise purchases, and $9.8 million, or 11% of total merchandise purchases, respectively. Included in cost of sales for the second quarter of fiscal 2012 and 2011 were $5.8 million and $4.8 million, respectively, related to this vendor. Included in cost of sales for the first half of fiscal 2012 and 2011 were $11.6 million and $9.4 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $1.7 million and $1.4 million as of July 28, 2012 and July 30, 2011, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 302 stores in 30 states as of July 28, 2012. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernable value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.

During the 13-week period ended July 28, 2012, we opened 10 new stores and closed 5 stores. The following table summarizes our stores and square footage under lease:

	As of July 28, 2012	As of July 30, 2011
Number of stores	302	294
Square footage	2,130,577	1,954,095
Average square footage per store	7,055	6,647

13-Week Period Ended July 28, 2012 Compared to the 13-Week Period Ended July 30, 2011

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	July 28, 2012		July 30, 2011		Change
	$	%	$	%	$	%
Net sales	$91,004	100.0%	$89,701	100.0%	$1,303	1.5%
Cost of sales	61,010	67.0%	58,856	65.6%	2,154	3.7%

Gross profit	29,994	33.0%	30,845	34.4%	(851)	(2.8%)
Operating expenses: Compensation and benefits	18,733	20.6%	17,565	19.6%	1,168	6.6%
Other operating expenses	12,008	13.2%	11,187	12.5%	821	7.3%
Depreciation	3,205	3.5%	2,733	3.0%	472	17.3%

Total operating expenses	33,946	37.3%	31,485	35.1%	2,461	7.8%
Operating loss	(3,952)	(4.3%)	(640)	(0.7%)	(3,312)	517.5%
Interest expense, net	67	0.1%	36	0.0%	31	86.2%
Other income, net	(45)	(0.0%)	(78)	(0.1%)	33	(42.3%)

Loss before income taxes	(3,974)	(4.4%)	(598)	(0.7%)	(3,376)	564.6%
Income tax benefit	(1,977)	(2.2%)	(118)	(0.1%)	(1,859)	1,575.5%

Net loss	$(1,997)	(2.2%)	$(480)	(0.5%)	$(1,517)	316.1%

Net sales. Net sales increased 1.5% to $91.0 million for the second fiscal quarter of 2012 compared to $89.7 million for the prior year period. The impact of net new store growth accounted for an increase in sales of $4.2 million. These increases in net sales were offset by a decline in comparable store sales, including E-commerce sales, of 3.6%, accounting for a $2.9 million decline versus the prior year quarter. Comparable store sales decreased 8% in the prior year period. The E-commerce business was up 111% versus the prior year period, while comparable store sales at brick-and-mortar stores was down 5.8%. For brick-and-mortar stores, the comparable store sales decrease for the second quarter of 2012 was primarily due to a decrease in number of transactions, partially offset by an increase in the average ticket. The decrease in transactions resulted from a decline in the conversion rate and a slight decrease in traffic. The increase in the average ticket reflected an increase in items sold per transaction, offset partially by a slight decline in average retail selling price. The merchandise categories contributing most to the comparable store sales decline were decorative accessories, wall décor, textiles and frames.

Gross profit. Gross profit as a percentage of total revenue decreased from 34.4% in the second quarter of 2011 to 33.0% in the second quarter of 2012. Merchandise margins decreased from 50.4% in the second quarter of fiscal 2011 to 49.7% in the second quarter of fiscal 2012. Merchandise margin is calculated as net sales minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin was primarily the result of higher promotional activity and increased markdowns. Store occupancy costs as a percentage of net sales increased 0.2%. This increase resulted from the decline in comparable store sales. Outbound freight costs and central distribution expenses increased as a percentage of sales primarily due to an increase in shipping and packaging costs associated with E-commerce, as well as comparable store sales deleverage.

Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased slightly over the prior year period primarily due to the negative comparable store sales performance. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to reversal of a corporate management bonus accrual estimate in the second quarter of fiscal 2011.

Other operating expenses. Other operating expenses increased as a percentage of net sales versus the prior year period due to increases in marketing and information technology expenses, as well as deleverage due to the decline in comparable store sales.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures during the last two fiscal years.

Income tax expense. We recorded an income tax benefit of approximately $2.0 million, or 49.7% of pre-tax loss during the second quarter of fiscal 2012, versus a benefit of approximately $118,000, or 19.7% of pre-tax loss, in the prior year quarter. During the second quarter of 2012, we recorded state and federal employment tax credits totaling approximately $400,000 that related to prior year periods and in excess of our previous estimates.

Net income and earnings per share. As a result of the foregoing, we reported a net loss of $2.0 million, or $0.11 per diluted share, for the second quarter of fiscal 2012 as compared to net loss of $0.5 million, or $0.02 per diluted share, for the second quarter of fiscal 2011.

26-Week Period Ended July 28, 2012 Compared to the 26-Week Period Ended July 30, 2011

Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	26-Week Period Ended
	July 28, 2012		July 30, 2011		Change
	$	%	$	%	$	%
Net sales	$188,792	100.0%	$184,104	100.0%	4,688	2.5%
Cost of sales	120,329	63.7%	115,171	62.6%	5,158	4.5%

Gross profit	68,463	36.3%	68,933	37.4%	(470)	(0.7%)
Operating expenses:
Compensation and benefits	38,029	20.1%	36,359	19.7%	1,670	4.6%
Other operating expenses	24,996	13.2%	22,074	12.0%	2,922	13.2%
Depreciation	6,220	3.3%	5,974	3.2%	246	4.1%

Total operating expenses	69,245	36.7%	64,407	35.0%	4,838	7.5%
Operating income (loss)	(782)	(0.4%)	4,526	2.5%	(5,308)	(117.3%)
Interest expense, net	147	0.1%	70	0.0%	77	110.0%
Other income, net	(128)	(0.1%)	(75)	(0.0%)	(53)	70.7%

Income (loss) before income taxes	(801)	(0.4%)	4,531	2.5%	(5,332)	(117.7%)
Income tax expense (benefit)	(759)	(0.4%)	1,841	1.0%	(2,600)	(141.2%)

Net income (loss)	$(42)	(0.0%)	$2,690	1.5%	$(2,732)	(101.6%)

Net sales. Net sales increased 2.5% to $188.8 million for the first half of fiscal 2012 from $184.1 million for the prior year period. The impact of net new store growth accounted for an increase in net sales of $8.7 million. This increase was partially offset by a decline in comparable store sales, including E-commerce sales, of 2.4%, accounting for a $4.0 million decline versus the prior year period. Comparable store sales decreased 8.2% in the prior year period. The E-commerce business was up 106% versus the prior year period, while comparable store sales at brick-and-mortar stores was down 4.4%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decline in number of transactions, offset by a slight increase in the average ticket. The decline in transactions resulted from a decline in the conversion rate and slightly lower traffic. The slight increase in average ticket was the result of an increase in items per transaction. Categories contributing most to the comparable store sales decline were wall décor, decorative accessories and frames.

Gross profit. Gross profit as a percentage of total revenue decreased from 37.4% in the first half of fiscal 2011 to 36.3% in the first half of fiscal 2012. Merchandise margins were 52.7% in the first half of fiscal 2012, as well as in the first half of fiscal 2011. Store occupancy costs as a percentage of net sales increased 0.6%. This increase resulted primarily from the decline in comparable stores sales. Outbound freight costs and central distribution expenses also increased as a percentage of sales primarily due to deleverage, an increase in diesel fuel costs, and shipping and packaging costs associated with E-commerce.

Compensation and benefits. At the store-level, the compensation and benefits expense ratio increased slightly for the first half of fiscal 2012 as compared to the first half of 2011 primarily due to the negative comparable store sales performance. At the corporate level, the compensation and benefits ratio was higher for the first half of 2012 as compared to the first half of 2011 due to increases in insurance and employee benefit costs.

Other operating expenses. Other operating expenses increased as a percentage of net sales for the first half of fiscal 2012 due to increases in marketing and information technology expenses, as well as deleverage due to the decline in comparable store sales.

Depreciation. The increase in depreciation as a percentage of sales versus the prior year period reflects an increase in capital expenditures over the last two fiscal years.

Income tax expense. We recorded income tax benefit of $759,000, or 94.8% of pre-tax loss during the first half of fiscal 2012, versus an expense of approximately $1.8 million, or 40.6% of pre-tax income, during the prior year period. During the second quarter of 2012, we recorded state and federal employment tax credits totaling approximately $400,000 that related to prior year periods and in excess of our previous estimates.

Net income and earnings per share. As a result of the foregoing, we reported a net loss of $42,000, or ($0.00) per diluted share, for the first half of fiscal 2012 as compared to net income of $2.7 million, or $0.13 per share, for the first half of fiscal 2011.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $2.4 million and $5.6 million for the first half of fiscal 2012 and fiscal 2011, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of an increase in the build-up of accounts payable due to the timing of inventory receipts and payments. Additionally, the build-up of inventory balances was lower in first half of fiscal 2012, as compared to fiscal 2011. Finally, corporate management bonus payout contributed to increased cash outlay in the first half of 2011 as compared to the same period in 2012. These factors were offset somewhat by the decline in operating performance as well as an increase in taxes paid to $7.0 million for the first half of fiscal 2012 versus $5.8 million in the prior year period.

Inventory levels at the end of the second quarter of fiscal 2012 were $49.8 million, an increase of $2.1 million from the second quarter of fiscal 2011. The increase in inventory resulted from E-commerce inventory growth in support of sales expected for the second half of the year, and partly due to lower than expected brick-and-mortar sales for the first half of the year. Inventory levels at brick-and-mortar stores at the end of the second quarter 2012 were down 2% versus the prior year. At the end of the second quarter of 2012, inventory per retail square foot was 7% lower than the end of the same period last year.

Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2012 consisted of $14.8 million in capital expenditures as compared to $11.8 million in capital expenditures for the prior year period. The capital expenditures primarily related to new store construction, information technology projects, and store improvements. During the first half of fiscal 2012, we opened 15 stores compared to 10 stores during the first half of fiscal 2011. We expect that capital expenditures for fiscal 2012 will be approximately $29 to $32 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash used in financing activities was approximately $16.4 million for the first half of fiscal 2012, and was primarily related to the repurchase and retirement of common stock. Net cash provided by financing activities was approximately $1.3 million for the first half of fiscal 2011, and related to the exercise of employee stock options, employee stock purchases, and the related tax benefits.

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

Also on August 19, 2011, we entered into an Amended and Restated Security Agreement, dated as of August 19, 2011 with our Lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreement.

As of July 28, 2012, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $32 million available for borrowing. We do not anticipate any borrowings under the credit facility during fiscal 2012.

At July 28, 2012, our balance of cash and cash equivalents was approximately $49.6 million and the borrowing availability under our facility was $32 million. We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase authorization. On August 19, 2011, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of our outstanding common stock from time to time until February 2013. Through July 28, 2012, we repurchased and retired a total of approximately 3.4 million shares at an aggregate cost of $40 million, completing the repurchase authorization.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the second quarter of fiscal 2012 and 2011, purchases from this vendor totaled approximately $5.6 million, or 11% of total merchandise purchases, and $5.4 million, or 11% of merchandise purchases, respectively. During the first half of fiscal 2012 and fiscal 2011, purchases from this vendor totaled approximately $11.4 million, or 12% of total merchandise purchases, and $9.8 million, or 11% of total merchandise purchases, respectively. Included in cost of sales for the second quarter of fiscal 2012 and 2011 were $5.8 million and $4.8 million, respectively, related to this vendor. Included in cost of sales for the first half of fiscal 2012 and 2011 were $11.6 million and $9.4 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $1.7 million and $1.4 million as of July 28, 2012 and July 30, 2011, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

We had commitments for new store construction projects totaling approximately $1.8 million at July 28, 2012.

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

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of July 28, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the first two quarters of fiscal 2012, ending July 28, 2012, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in 000s)
January 29, 2012 to February 25, 2012	84,271	$14.36	84,271	$15,412
February 26, 2012 to March 31, 2012	—	$—	—	$15,412
April 01, 2012 to April 28, 2012	135,163	$14.76	135,163	$13,418
April 29, 2012 to May 26, 2012	319,415	$12.88	319,415	$9,303
May 27, 2012 to June 30, 2012	785,185	$11.28	785,185	$447
July 1, 2012 to July 28, 2012	37,864	$11.80	37,864	$0

Total	1,361,898	$12.21	1,361,898	$0

On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through July 28, 2012, the Company repurchased and retired a total of approximately 3.4 million shares at an aggregate cost of $40 million, completing the repurchase authorization.

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

32.2 101

Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended July 28, 2012, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 6, 2012	KIRKLAND’S, INC. /s/ Robert E. Alderson
Robert E. Alderson President and Chief Executive Officer (Principal Executive Officer)

Date: September 6, 2012	/s/ W. Michael Madden
W. Michael Madden Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended July 28, 2012, furnished in XBRL (eXtensible Business Reporting Language))