Form 10-Q
period 2012-10-27
KIRKLAND'S, INC
filed 2012-12-06
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 27, 2012,

or

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

Common Stock, no par value — 17,070,553 shares outstanding as of November 20, 2012.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 27, 2012 (Unaudited)	January 28, 2012	October 29, 2011 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,339	$83,123	$60,343
Inventories, net	64,191	47,306	59,940
Income taxes receivable	4,479	—	2,664
Deferred income taxes	1,497	1,657	2,174
Prepaid expenses and other current assets	9,917	7,784	11,176

Total current assets	114,423	139,870	136,297
Property and equipment, net	76,004	60,315	58,366
Non-current deferred income taxes	803	1,108	2,412
Other assets	1,457	1,296	1,176

Total assets	$192,687	$202,589	$198,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,793	$21,592	$24,975
Income taxes payable	—	3,146	—
Accrued expenses	19,874	21,805	21,145

Total current liabilities	47,667	46,543	46,120
Deferred rent	37,490	34,311	30,578
Other liabilities	4,593	4,073	4,445

Total liabilities	89,750	84,927	81,143

Shareholders’ equity:
Common stock, no par value; 100,000,000 shares authorized; 17,070,553; 18,360,739; and 19,542,449 shares issued and outstanding at October 27, 2012, January 28, 2012, and October 29, 2011, respectively	152,684	150,352	149,256
Accumulated deficit	(49,747)	(32,690)	(32,148)

Total shareholders’ equity	102,937	117,662	117,108

Total liabilities and shareholders’ equity	$192,687	$202,589	$198,251

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$96,688	$97,071	$285,480	$281,175
Cost of sales (exclusive of depreciation as shown below)	62,669	60,938	182,998	176,109

Gross profit	34,019	36,133	102,482	105,066
Operating expenses:
Compensation and benefits	19,152	18,828	57,181	55,187
Other operating expenses	12,491	12,467	37,487	34,541
Depreciation	3,122	2,914	9,342	8,888

Total operating expenses	34,765	34,209	104,010	98,616

Operating income (loss)	(746)	1,924	(1,528)	6,450
Interest expense, net	70	55	217	125
Other income, net	(51)	(51)	(179)	(126)

Income (loss) before income taxes	(765)	1,920	(1,566)	6,451
Income tax expense (benefit)	(349)	673	(1,108)	2,514

Net income (loss)	$(416)	$1,247	$(458)	$3,937

Earnings (loss) per share:
Basic	$(0.02)	$0.06	$(0.03)	$0.20

Diluted	$(0.02)	$0.06	$(0.03)	$0.19

Weighted average shares for basic earnings (loss) per share:	17,067	19,918	17,602	19,930
Effect of dilutive stock equivalents	—	286	—	568

Adjusted weighted average shares for diluted earnings (loss) per share	17,067	20,204	17,602	20,498

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 28, 2012	18,360,739	$150,352	$(32,690)	$117,662
Exercise of employee stock options and employee stock purchases	99,114	224	—	224
Tax benefit from exercise of stock options	—	46	—	46
Net share settlement of stock options	(27,402)	—	—	—
Stock-based compensation expense	—	2,085	—	2,085
Repurchase and retirement of common stock	(1,361,898)	(23)	(16,599)	(16,622)
Net loss	—	—	(458)	(458)

Balance at October 27, 2012	17,070,553	$152,684	$(49,747)	$102,937

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-week Period Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net income (loss)	$(458)	$3,937
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	9,342	8,888
Amortization of landlord construction allowances	(2,993)	(3,530)
Amortization of debt issue costs	57	33
Loss (gain) on disposal of property and equipment	(35)	152
Cash received for landlord construction allowances	5,393	6,849
Stock-based compensation expense	2,085	2,382
Excess tax benefits from exercise of stock options and restricted stock	(46)	(1,177)
Deferred income taxes	465	382
Changes in assets and liabilities:
Inventories, net	(16,885)	(15,488)
Prepaid expenses and other current assets	(852)	(3,708)
Other noncurrent assets	(212)	(186)
Accounts payable	6,201	4,739
Income taxes refundable / payable	(7,579)	(2,776)
Accrued expenses and other current and noncurrent liabilities	(1,913)	(2,414)

Net cash used in operating activities	(7,430)	(1,917)

Cash flows from investing activities:
Capital expenditures	(24,996)	(21,175)

Net cash used in investing activities	(24,996)	(21,175)

Cash flows from financing activities:
Refinancing costs	(6)	(287)
Excess tax benefits from exercise of stock options and restricted stock	46	1,177
Cash used in net share settlement of stock options and restricted stock	—	(1,142)
Exercise of stock options and employee stock purchases	224	422
Repurchase and retirement of common stock	(16,622)	(7,957)

Net cash used in financing activities	(16,358)	(7,787)

Cash and cash equivalents:
Net decrease	(48,784)	(30,879)
Beginning of the period	83,123	91,222

End of the period	$34,339	$60,343

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 308 stores in 32 states as of October 27, 2012. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended October 27, 2012 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended October 27, 2012, the Company recorded an income tax benefit of 45.6% of the loss before income taxes. In the prior year period, the Company recorded income tax expense of 35.1% of pre-tax income. During the 13-week period ended October 27, 2012, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of approximately $205,000. This benefit was partially offset by $87,000 in tax expense related to a prior year item. For the 39-week period ended October 27, 2012, the Company recorded an income tax benefit of 70.8% of the pre-tax loss. In the prior year period, the Company recorded income tax expense of 39.0% of pre-tax income. In addition to the activity noted in the current period, during the 13-week period ended July 28, 2012, the Company recorded state and federal employment tax credits totaling approximately $400,000 that related to prior year periods and in excess of previous estimates.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 1.7 million and 955,000 shares for the 13-week periods ended October 27, 2012, and October 29, 2011, and 1.7 million and 545,000 for the 39-week periods ended October 27, 2012, and October 29, 2011, respectively.

Note 4 — Commitments and Contingencies

The Company is party to pending legal proceedings and claims. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is unlikely that these proceedings and any claims in excess of insurance coverage will have a material effect on the financial condition, operating results or cash flows of the Company.

Note 5 — Stock-Based Compensation

The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants.

The Company granted 175,000 stock options and 94,000 restricted stock units during the 39-week period ended October 27, 2012. This compares to 172,500 stock options and 89,000 restricted stock units granted in the 39-week period ended October 29, 2011. Total stock-based compensation expense (a component of compensation and benefits) was $630,000 for the 13-week period ended October 27, 2012, and $2.1 million for the 39-week period ended October 27, 2012, compared to $733,000 and $2.4 million, respectively, for the comparable prior year periods. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Stock Repurchase Program

On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. The Company repurchased and retired a total of approximately 3.4 million shares at an aggregate cost of $40 million, completing the repurchase authorization in July, 2012.

Note 7 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended October 27, 2012, and October 29, 2011, purchases from this vendor totaled approximately $8.3 million, or 13.5% of total merchandise purchases, and $7.1 million, or 12.2% of merchandise purchases, respectively. During the 39-week periods ended October 27, 2012, and October 29, 2011, purchases from this vendor totaled approximately $19.7 million, or 12.4% of total merchandise purchases, and $17.0 million, or 11.2% of total merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended October 27, 2012, and October 29, 2011 were $5.3 million and $4.8 million, respectively, related to this vendor. Included in cost of sales for the 39-week periods ended October 27, 2012, and October 29, 2011 were $16.9 million and $14.2 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $3.7 million and $2.2 million as of October 27, 2012 and October 29, 2011, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 308 stores in 32 states as of October 27, 2012. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernible value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.

During the 13-week period ended October 27, 2012, we opened 10 new stores and closed 4 stores. The following table summarizes our stores and square footage under lease:

	As of October 27, 2012	As of October 29, 2011
Number of stores	308	301
Square footage	2,201,060	2,038,952
Average square footage per store	7,146	6,774

13-Week Period Ended October 27, 2012 Compared to the 13-Week Period Ended October 29, 2011

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	October 27, 2012		October 29, 2011		Change
	$	%	$	%	$	%
Net sales	$96,688	100.0%	$97,071	100.0%	$(383)	(0.4%)
Cost of sales	62,669	64.8%	60,938	62.8%	1,731	2.8%

Gross profit	34,019	35.2%	36,133	37.2%	(2,114)	(5.9%)
Operating expenses:
Compensation and benefits	19,152	19.8%	18,828	19.4%	324	1.7%
Other operating expenses	12,491	12.9%	12,467	12.8%	24	0.2%
Depreciation	3,122	3.2%	2,914	3.0%	208	7.1%

Total operating expenses	34,765	36.0%	34,209	35.2%	556	1.6%
Operating income (loss)	(746)	(0.8%)	1,924	2.0%	(2,670)	(138.8%)
Interest expense, net	70	0.1%	55	0.1%	15	27.3%
Other income, net	(51)	(0.1%)	(51)	(0.1%)	—	0.0%

Income (loss) before income taxes	(765)	(0.8%)	1,920	2.0%	(2,685)	(139.8%)
Income tax expense (benefit)	(349)	(0.4%)	673	0.7%	(1,022)	(151.9%)

Net income (loss)	$(416)	(0.4%)	$1,247	1.3%	$(1,663)	(133.4%)

        Net sales. Net sales decreased 0.4% to $96.7 million for the third fiscal quarter of 2012 compared to $97.1 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $3.6 million. This increase in net sales was offset by a decline in comparable store sales, including E-commerce sales, of 4.7%, accounting for a $4.0 million decline versus the prior year quarter. Comparable store sales decreased 3.6% in the prior year period. The E-commerce business was up 76% versus the prior year period, while comparable store sales at brick-and-mortar stores were down 6.6%. For brick-and-mortar stores, the comparable store sales decrease for the third quarter of 2012 was primarily due to a decrease in number of transactions, partially offset by a slight increase in the average ticket. The decrease in transactions resulted from a decline in the conversion rate and a decrease in traffic. The increase in the average ticket reflected an increase in items sold per transaction, offset partially by a decline in average retail selling price. The merchandise categories contributing most to the comparable store sales decline were decorative accessories, wall décor, and furniture.

Gross profit. Gross profit as a percentage of net sales decreased from 37.2% in the third quarter of 2011 to 35.2% in the third quarter of 2012. Merchandise margins decreased from 53.4% in the third quarter of fiscal 2011 to 52.1% in the third quarter of fiscal 2012. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program discounts. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin was primarily the result of higher promotional activity and increased markdowns. Higher inbound freight container rates also contributed approximately 0.5% to the merchandise margin decline. Store occupancy costs as a percentage of net sales increased 0.3%. This increase resulted from the decline in comparable store sales. Outbound freight costs and central distribution expenses increased as a percentage of sales primarily due to an increase in shipping and packaging costs associated with E-commerce, as well as comparable store sales deleverage.

Compensation and benefits. Compensation and benefits expenses for both stores and the corporate level increased for the third quarter of fiscal 2012 as compared to the third quarter of 2011 primarily due to the impact of wage and headcount increases, combined with the slight decrease in total sales. This increase was partially offset at the corporate level by a decrease in stock compensation expense in the third quarter of 2012. Increases in health insurance expense at both stores and corporate also helped to contribute to the overall increase in compensation and benefits expense versus the prior year quarter.

Other operating expenses. Other operating expenses were relatively flat on a dollar basis, but increased slightly as a percentage of net sales versus the prior year period due to increases in utilities, professional fees, as well as deleverage due to the decline in comparable store sales.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures during the last two fiscal years.

Income tax expense. We recorded an income tax benefit of approximately $349,000, or 45.6% of pre-tax loss during the third quarter of fiscal 2012, versus expense of approximately $673,000, or 35.1% of pre-tax income, in the prior year quarter. During the third quarter of 2012, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of approximately $205,000. This benefit was partially offset by $87,000 in tax expense related to a prior year item.

Net income and earnings per share. As a result of the foregoing, we reported a net loss of $416,000, or ($0.02) per diluted share, for the third quarter of fiscal 2012 as compared to net income of $1.2 million, or $0.06 per diluted share, for the third quarter of fiscal 2011.

39-week Period Ended October 27, 2012 Compared to the 39-week Period Ended October 29, 2011

Results of operations. The table below sets forth selected results of our operations in dollars and expressed as a percentage of net sales for the periods indicated (dollars in thousands):

	39-Week Period Ended
	October 27, 2012		October 29, 2011		Change
	$	%	$	%	$	%
Net sales	$285,480	100.0%	$281,175	100.0%	$4,305	1.5%
Cost of sales	182,998	64.1%	176,109	62.6%	6,889	3.9%

Gross profit	102,482	35.9%	105,066	37.4%	(2,584)	(2.5%)
Operating expenses:
Compensation and benefits	57,181	20.0%	55,187	19.6%	1,994	3.6%
Other operating expenses	37,487	13.1%	34,541	12.3%	2,946	8.5%
Depreciation	9,342	3.3%	8,888	3.2%	454	5.1%

Total operating expenses	104,010	36.4%	98,616	35.1%	5,394	5.5%
Operating income (loss)	(1,528)	(0.5%)	6,450	2.3%	(7,978)	(123.7%)
Interest expense, net	217	0.1%	125	0.0%	92	73.6%
Other income, net	(179)	(0.1%)	(126)	(0.0%)	(53)	42.1%

Income (loss) before income taxes	(1,566)	(0.5%)	6,451	2.3%	(8,017)	(124.3%)
Income tax expense (benefit)	(1,108)	(0.4%)	2,514	0.9%	(3,622)	(144.1%)

Net income (loss)	$(458)	(0.2%)	$3,937	1.4%	$(4,395)	(111.6%)

Net sales. Net sales increased 1.5% to $285.5 million for the first three quarters of fiscal 2012 from $281.2 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $12.3 million. This increase was partially offset by a decline in comparable store sales, including E-commerce sales, of 3.2%, accounting for an $8.0 million decline versus the prior year period. Comparable store sales decreased 6.7% in the prior year period. The E-commerce business was up 94% versus the prior year period, while comparable store sales at brick-and-mortar stores were down 5.2%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decline in number of transactions, offset by a slight increase in the average ticket. The decline in transactions resulted from a decline in the conversion rate and slightly lower traffic. The slight increase in average ticket was the result of an increase in items per transaction offset partially by a slight decline in average retail selling price. Categories contributing most to the comparable store sales decline were wall décor and decorative accessories.

Gross profit. Gross profit as a percentage of net sales decreased from 37.4% in the first three quarters of fiscal 2011 to 35.9% in the first three quarters of fiscal 2012. Merchandise margins were 52.5% in the first three quarters of fiscal 2012, compared to 52.9% in the first three quarters of fiscal 2011. Store occupancy costs as a percentage of net sales increased 0.5%. This increase resulted primarily from the decline in comparable stores sales. Outbound freight costs and central distribution expenses also increased as a percentage of sales primarily due to deleverage, an increase in diesel fuel costs, and shipping and packaging costs associated with E-commerce.

Compensation and benefits. At the store-level and corporate level, the compensation and benefits expense ratio increased for the first three quarters of fiscal 2012 as compared to the first three quarters of 2011 primarily due to the impact of rising wage rates and headcount increases against a narrow increase in total sales. Increases in health insurance expense at both stores and corporate also contributed to the increase in compensation and benefits expense, particularly in the third quarter of fiscal 2012.

Other operating expenses. Other operating expenses increased as a percentage of net sales for the first three quarters of fiscal 2012 due to increases in marketing and information technology expenses, as well as deleverage due to the decline in comparable store sales.

Depreciation. The increase in depreciation as a percentage of sales versus the prior year period reflects an increase in capital expenditures over the last two fiscal years.

Income tax expense. We recorded income tax benefit of $1.1 million, or 70.8% of pre-tax loss during the first three quarters of fiscal 2012, versus an expense of approximately $2.5 million, or 39.0% of pre-tax income, during the prior year period. During the second quarter of 2012, we recorded state and federal employment tax credits totaling approximately $400,000 that related to prior year periods and in excess of our previous estimates. During the third quarter of 2012, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of approximately $205,000. This benefit was partially offset by $87,000 in tax expense related to a prior year item.

Net income and earnings per share. As a result of the foregoing, we reported a net loss of $458,000, or ($0.03) per diluted share, for the first three quarters of fiscal 2012 as compared to net income of $3.9 million, or $0.19 per share, for the first three quarters of fiscal 2011.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $7.4 million and $1.9 million for the first three quarters of fiscal 2012 and fiscal 2011, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of the decline in operating performance, an increase in inventories due to retail square footage growth and an increase in the E-Commerce business, as well as an increase in taxes paid to $7.6 million for the first three quarters of fiscal 2012 versus $6.1 million in the prior year period.

Inventory levels at the end of the third quarter of fiscal 2012 were $64.2 million, an increase of $4.3 million from the third quarter of fiscal 2011. The increase in inventory resulted from E-commerce inventory growth in support of sales expected for the fourth quarter of the year, as well as to support an 8% increase in retail square footage. Inventory levels at brick-and-mortar stores at the end of the third quarter 2012 were up 2% versus the prior year. At the end of the third quarter of 2012, brick-and-mortar inventory per retail square foot was 3% lower than the end of the same period last year.

Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2012 consisted of $25.0 million in capital expenditures as compared to $21.2 million in capital expenditures for the prior year period. The capital expenditures primarily related to new store construction, information technology projects, and store improvements. During the first three quarters of fiscal 2012, we opened 25 stores compared to 23 stores during the first three quarters of fiscal 2011. We expect that capital expenditures for fiscal 2012 will be approximately $30 to $32 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash used in financing activities was approximately $16.4 million for the first three quarters of fiscal 2012, and was primarily related to the repurchase and retirement of common stock. Net cash used in financing activities was approximately $7.8 million for the first three quarters of fiscal 2011, and primarily related to the repurchase and retirement of common stock, partially offset by the exercise of employee stock options, employee stock purchases, and the related tax benefits.

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

As of October 27, 2012, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $50 million available for borrowing. We do not anticipate any borrowings under the credit facility during fiscal 2012.

At October 27, 2012, our balance of cash and cash equivalents was approximately $34 million and the borrowing availability under our facility was $50 million. We believe that the combination of our cash balances, line of credit availability and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase authorization. On August 19, 2011, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. The Company repurchased and retired a total of approximately 3.4 million shares at an aggregate cost of $40 million, completing the repurchase authorization in July, 2012.

Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the third quarter of fiscal 2012 and 2011, purchases from this vendor totaled approximately $8.3 million, or 13.5% of total merchandise purchases, and $7.1 million, or 12.2% of merchandise purchases, respectively. During the first three quarters of 2012 and 2011, purchases from this vendor totaled approximately $19.7 million, or 12.4% of total merchandise purchases, and $17.0 million, or 11.2% of total merchandise purchases, respectively. Included in cost of sales for the third quarter of fiscal 2012 and 2011 were $5.3 million and $4.8 million, respectively, related to this vendor. Included in cost of sales for the first three quarters of 2012 and 2011 were $16.9 million and $14.2 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $3.7 million and $2.2 million as of October 27, 2012 and October 29, 2011, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $4.0 million at October 27, 2012.

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

(a) Evaluation of disclosure controls and procedures. Our Interim Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) has concluded that as of October 27, 2012 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. During the quarter ended October 27, 2012, the Company completed the implementation of a new Oracle ERP software system. This implementation was subject to various testing and review procedures prior to execution. In connection with the ERP system implementation, the Company has updated its internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. Management does not believe the ERP system implementation will have an adverse effect on our internal controls over financial reporting. Other than the change described above, there have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended October 27, 2012, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: December 6, 2012	/s/ W. Michael Madden

W. Michael Madden

Interim President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Interim President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended October 27, 2012, furnished in XBRL (eXtensible Business Reporting Language))