Form 10-K
period 2013-02-02
KIRKLAND'S, INC
filed 2013-04-18
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $159,289,847 based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of April 8, 2013, there were 17,085,655 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 4, 2013, are incorporated by reference into Part III of this Form 10-K.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 323 stores in 35 states as of February 2, 2013. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernible value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.

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

Ever-changing merchandise mix. We believe our ever-changing merchandise mix and method of display create an inviting store environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is traditionally-styled for broad market appeal, yet it reflects an understanding of our customer’s desire for fashion and novelty. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, our inventory turns rapidly and we actively change our merchandise throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.

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

Broad market appeal. Our stores operate successfully across different geographic regions and market sizes. As of February 2, 2013, we operated stores in 35 states. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within the target markets where our customers live and shop. In addition to our stores, we sell direct-to-customer through our website at www.kirklands.com. We view this on-line channel as an important part of our business strategy, allowing us to introduce our concept to new customers and complement our “brick-and-mortar” business.

Opening new stores. We experienced net store growth during fiscal 2012, ending the year with 323 stores versus 309 stores at the end of fiscal 2011. Our approach to new store growth in fiscal 2013 will continue to focus on replacements of successful mall and smaller-sized off-mall stores with new, larger off-mall locations that have proved to produce higher sales. We expect to open stores in existing, underpenetrated markets as well as selected new geographic markets within the continental United States. During fiscal 2013, we expect to open a total of 25 to 35 stores, and expect to close approximately 10 to 15 stores. Many of these expected closings are currently in markets where we are pursuing or have identified a relocation opportunity. Fiscal 2013 new store openings will be weighted toward the back half of the year while store closings for fiscal 2013 are expected to be weighted toward the first half of the year.

Merchandising

Merchandising strategy. Our merchandising strategy is to (i) offer unique, distinctive and often exclusive, high quality home décor products and gifts at affordable prices representing great value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of key items within targeted categories, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas and encourages frequent store visits.

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

Our average store generally carries approximately 4,000 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item, therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. New and different SKUs are introduced to our stores constantly.

We purchase merchandise from approximately 260 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide the opportunity to improve our net sales and gross margin.

Product assortment. Our major merchandise categories include wall décor (framed art, mirrors, metal and other wall ornaments), lamps, decorative accessories, accent furniture, candles and related items, textiles, outdoor accessories, and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving. Consistent with our item-focused strategy, a vital part of the product mix is a variety of home décor and other assorted merchandise that does not necessarily fit into a specific product category. Decorative accessories consist of such varied products as vases and clocks. Throughout the year, and especially during the fourth quarter of the calendar year, our buying team uses its experience in home décor to develop products that are equally appropriate for gift-giving.

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

Merchandise Category	Fiscal 2012	% of Net Sales Fiscal 2011	Fiscal 2010
Wall Décor (including framed art, mirrors, and other wall ornaments)	32%	31%	33%
Decorative Accessories	10	11	12
Accent Furniture	10	10	9
Holiday	10	9	8
Fragrance and Accessories	8	7	7
Lamps	7	7	7
Textiles	5	6	5
Impulse and Personal Accessories	5	4	4
Floral	4	4	4
Frames	4	5	6
Housewares	3	4	3
Outdoor Living	2	2	2

Total	100%	100%	100%

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

We purchase merchandise from approximately 260 vendors. Approximately 95% of our total purchases are from importers of merchandise manufactured primarily in China, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. We continually evaluate the best ways to source and differentiate our merchandise while attaining our sales and gross margin objectives. For certain categories and items, the strategic use of domestic manufacturers and wholesalers enables us to reduce the lead times between ordering products and presenting them for sale in our stores.

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

Store Operations

General. As of February 2, 2013, we operated 323 stores in 35 states, with stores operating seven days a week. In addition to corporate management and three Regional Directors, approximately 24 Multi-Unit Managers (who generally have responsibility for approximately 10-16 stores within a geographic district) manage store operations. A Store Manager and one to three Assistant Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates with an average of 12 to 14 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

Formats. We operate stores in a variety of off-mall venues and enclosed malls. As of February 2, 2013, we operated 42 stores in enclosed malls, of which six were outward-facing and 281 stores in off-mall venues. Off-mall stores included 253 in “power” strip centers and “lifestyle” centers, 12 in outlet centers and 16 freestanding locations. Off-mall stores are generally larger than mall stores and tend to have a lower occupancy cost per square foot. The average size of our mall stores was approximately 5,300 square feet, and the average size of our off-mall stores was approximately 7,500 square feet. The average size of the new stores we opened in fiscal 2012 was approximately 9,100 square feet, and we currently expect our fiscal 2013 new stores to be of similar average size.

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

Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, the success of our growth strategy depends on our ability to promote and/or recruit qualified Multi-Unit and Store Managers and maintain quality full-time and part-time sales associates. A training program is provided for new Multi-Unit Managers and Store Managers. Many Store Managers begin their Kirkland’s career as sales associates, but complete a formal training program before taking responsibility for a store. This training program includes five to 10 days in a designated “training store,” working directly with a qualified Training Store Manager. Multi-Unit Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new associates, assisted where appropriate by a Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s.

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

As of February 2, 2013, of our 323 stores, 281 were in a variety of off-mall venues including 253 in “lifestyle” centers and “power” strip centers, 12 in outlet centers and 16 freestanding locations. We currently anticipate that most of the new stores opening in fiscal 2013 and beyond will be located in off-mall venues, where we have generally experienced better financial results, primarily due to higher sales volumes. We also believe that our target shopper prefers the off-mall location for convenience in her shopping experience.

We believe we are a desirable tenant to developers because of our long and successful operating history, sales productivity, ability to attract customers, financial strength and our strong position with co-tenants in the home décor category. The following table provides a history of our store openings and closings by venue for the last five fiscal years.

	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Fiscal 2012
Mall
Stores open at beginning of period	121	91	66	59	50
Store openings	—	—	2	3	2
Store closings	(30)	(25)	(9)	(12)	(10)

Stores open at end of period	91	66	59	50	42
Off-Mall
Stores open at beginning of period	214	208	213	241	259
Store openings	3	18	36	31	40
Store closings	(9)	(13)	(8)	(13)	(18)

Stores open at end of period	208	213	241	259	281
Total
Stores open at beginning of period	335	299	279	300	309
Store openings	3	18	38	34	42
Store closings	(39)	(38)	(17)	(25)	(28)

Stores open at end of period	299	279	300	309	323

Distribution and Logistics

We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach encompasses all parts of the supply chain, from the manufacturer overseas to the store selling floor. Our 771,000-square-foot distribution center in Jackson, Tennessee was built to our specifications in May 2004 and provides a scalable infrastructure for our supply chain. Our custom warehouse management system and material handling equipment streamline the flow of goods within the distribution center.

We currently utilize third-party carriers to transport merchandise from our Jackson distribution center to our stores. Approximately 98% of our stores utilize direct, full truckload deliveries, which results in lower distribution costs and allows our field personnel to better schedule our store staff for the receiving process. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors. This shift to direct store delivery methods has resulted in lower annual outbound freight costs both on a dollar basis and as a percentage of sales compared to the less-than-truckload and pool point delivery methods used in the past.

An important part of our efforts to achieve efficiencies, cost reductions and net sales growth is the continued identification and implementation of improvements to our planning, logistical and distribution infrastructure and our supply chain, including merchandise ordering, transportation and receipt processing. We seek to ensure that our distribution infrastructure and supply chain are kept in sync with the changes in our business strategy and our anticipated growth. For the foreseeable future, we believe our current distribution infrastructure is adequate to support our operational needs.

Our distribution facility is also used for e-commerce fulfillment for sales made through our website. We currently use approximately 100,000 square feet of the building to support the pick-and-pack operation used in e-commerce fulfillment. Due to the anticipated growth in the e-commerce business, we spent approximately $1.1 million in capital improvements during fiscal 2012 to expand the e-commerce space, as well as support the increase in store count. These improvements consisted of the reconfiguration of certain areas of the distribution center to generate additional space for e-commerce, streamlining of the sortation systems for the “brick-and-mortar” business, and offloading other processes such as new store staging and data storage to other, more cost-effective solutions.

Information Systems

Our store information systems include a server in each store that runs our automated point-of-sale (“POS”) application on multiple POS registers. The server provides Store Managers with convenient access to detailed sales and inventory information for the store. Our POS registers provide a price look-up function (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through this daily information exchange, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores. During the second half of 2011, we implemented a new point-of-sale software package. This new software provides us with new tools to review sales information real-time, better control store-level labor, and implement additional scheduling capabilities. It also allowed us to move away from a highly-customized, more expensive solution to a more scalable and flexible solution as we seek to take quick advantage of the rapidly-changing technology landscape in the retail market.

Our current merchandise management system integrates all merchandising and inventory management applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, and sales audit. During the second half of 2012, the Company completed the implementation of a new merchandise management system. This new software provides us with tools to better manage aspects of our merchandise assortment. Our financial system applications, including general ledger and accounts payable, were upgraded to new software in February 2011.

Concurrent with the move into our distribution center in 2004, we implemented a warehouse management system (“WMS”). The WMS was tailored to our specifications and provides us with a fully automated solution for all operations within the distribution center.

Marketing

Although our overall marketing efforts encompass various techniques, in recent years, we have had a specific focus on e-mail communication. We now manage a database of approximately 2.8 million active e-mail addresses that have been provided by our customers, primarily through in-store collection processes and various contests and initiatives designed to drive e-mail sign-ups. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. We are beginning to utilize other means of media advertising to enhance the visibility of our products and our brand. During the first quarter of 2013, we began a media test in select markets that included television commercials, newspaper and mail inserts. We are actively evaluating other forms of advertising to test during 2013, as we seek to further develop the brand of the company as we execute our growth strategy. Our marketing efforts inside the store emphasize signage, store and window banners, displays and other techniques to attract customers and provide an exciting shopping experience.

To drive customer loyalty, we provide our customers with the option to utilize Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. As cardholders, customers are automatically enrolled in a loyalty program whereby they earn loyalty points for their purchases. Customers attaining specified levels of loyalty points are eligible for special discounts on future purchases. We believe that customers using the card visit our stores and purchase merchandise more frequently, as well as spend more per visit, than our customers not using the card. During December of 2011, we terminated the agreement with our prior service provider. We launched a new program with a new provider during the first quarter of 2012.

Internet and Social Media

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. Our website at www.kirklands.com, provides our customers with the ability to purchase Kirkland’s merchandise online and have it delivered directly to their homes or their nearest Kirkland’s store. Customers may also use the website as a resource to locate a store, preview our merchandise, apply for a Kirkland’s credit card, and purchase gift cards online. We are also very active in social media and maintain a presence on Facebook, where we have a growing fan base of over 620,000. We launched a Twitter initiative in 2011 and Pinterest in 2012 and have over 22,000 and 24,000 followers, respectively.

The information contained or incorporated in our websites is not a part of this annual report on Form 10-K.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, “Kirkland’s Outlet,” and “The Kirkland Collection.”

We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, THE KIRKLAND COLLECTION®, HOME COLLECTION BY KIRKLAND’S®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, as well as several trademark registrations for Kirkland’s private label brand, the CEDAR CREEK COLLECTION®. In addition to the registrations, Kirkland’s also is the common law owner of the trademark BRIAR PATCHtm. These marks have historically been very important components in our merchandising and marketing strategy. We have also applied for the trademark, LOVE THE POSSIBILITES, LOVE THE PRICEtm. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.

Competition

The retail market for home décor and gifts is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such retailers as HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, Target, Ebay, Amazon.com and Overstock.com. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise novelty, quality and selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of our store locations. The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 to 15 years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally-styled, quality merchandise, reflective of current market trends, offered at a value price combined with a unique store experience. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner, and providing a quality store experience.

In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See Item 1A of this Annual Report, captioned “Risk Factors.”

Employees

We employed 4,866 employees at March 26, 2013. The number of employees fluctuates with seasonal needs. None of our employees is covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

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

Executive Officers of Kirkland’s

The name, age as of March 31, 2013, and position of each of our executive officers are as follows:

Robert E. Alderson, 66, has been a Director of Kirkland’s since September 1986 and has been Chief Executive Officer since February 2006. He also served as Chief Executive Officer from March 2001 to May 2005. He currently serves as President of Kirkland’s and he also served as President of Kirkland’s both from February 2006 to March 2006 and from November 1997 to May 2005. Mr. Alderson served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Vice President or Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.

W. Michael Madden, 43, has been Senior Vice President and Chief Financial Officer since January 2008 and Vice President and Chief Financial Officer since May 2006. Prior to his appointment as Chief Financial Officer, Mr. Madden served as Vice President of Finance from May 2005 to April 2006. From July 2000 to May 2005, he served as Director of Finance. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

Michelle R. Graul, 47, has been Senior Vice President of Human Resources and Stores since January 2010 and Senior Vice President of Human Resources since August 2008. Prior to her appointment as Senior Vice President of Human Resources, Mrs. Graul served as Vice President of Human Resources from March 2005 to July 2008. Prior to joining Kirkland’s, Mrs. Graul was employed with Pier 1 Imports and served in various positions of increasing responsibility over 13 years culminating as Zone Human Resources Director. Prior to joining Pier 1 Imports, Mrs. Graul had positions with four other retailers serving in various store operational roles and as a buyer.

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

If We Are Unable to Profitably Open and Operate New Stores at a Rate that Exceeds Planned Store Closings, We May Not Be Able to Adequately Execute Our Growth Strategy, Resulting in a Decrease in Net Sales and Net Income.

A key element of our growth strategy is to open new stores, both in existing markets and in new geographic markets that we select based on customer data and demographics. During fiscal 2012, we opened 42 new stores and we closed 28 stores. Our future operating results will depend to a substantial extent on whether we are able to continue to open and operate new stores successfully at a rate that exceeds our planned store closings.

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

There also can be no assurance that we will be able to open, expand, remodel and relocate stores at the anticipated rate, if at all. Furthermore, there is no assurance that new stores that we open will generate net sales levels necessary to achieve store-level profitability. New stores that we open in our existing markets may draw customers away from our existing stores and may have lower net sales growth compared to stores opened in new markets.

Every year we decide to close certain stores based on a number of factors, including planned location of new stores nearby, excessive rent or other operating cost increases, inadequate profitability, and other reasons. Store closings have the effect of reducing net sales. If we are not able to open new stores at a pace that exceeds the closing of existing stores we will not achieve our planned revenue growth.

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

We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including print, database marketing, email communications and other electronic communications such as paid search advertising and online social networks. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers. Changes in the amount and degree of promotional intensity or merchandising strategy by our competitors could cause us to have difficulties in retaining existing customers and attracting new customers.

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

Our Results Could be Negatively Impacted if our Merchandise Offering Suffers a Substantial Impediment to its Reputation Due to Real or Perceived Quality Issues.

Maintaining, promoting and growing our merchandise offering will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, high quality client experience. If we fail to achieve these objectives, our public image and reputation could be tarnished by negative publicity.

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

Product Liability Claims Could Adversely Affect Our Reputation.

We may be subject to product liability claims if customers are harmed by the products that we sell. Claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. A significant product liability judgment or a widespread product recall may negatively impact the sales and profitability of the affected merchandise or all of our merchandise.

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

Changes in Accounting and Tax Rules and Regulations May Adversely Affect our Operating Results.

Our operating results and financial position could be negatively impacted by changes to accounting rules and regulations or new interpretations of existing accounting standards. Our effective income tax rate could be impacted by changes in accounting standards as well as changes in tax laws or the interpretations of these tax laws by courts and taxing authorities which could negatively impact our financial results.

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

Failure to Protect the Integrity and Security of Individually Identifiable Data of Our Customers and Employees Could Expose Us to Litigation and Damage Our Reputation; The Expansion of Our e-Commerce Business Has Inherent Cybersecurity Risks That May Result in Business Disruptions.

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

Certain aspects of the business, particularly our website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. We have experienced increasing e-commerce sales over the past several years, which increases our exposure to cybersecurity risks. We invest considerable resources in protecting the personal information of our customers but are still subject to the risks of security breaches and cyber incidents resulting in unauthorized access to stored personal information. Any breach of our cybersecurity measures could result in violation of privacy laws, potential litigation, and a loss of confidence in our security measures, all of which could have a negative impact on our financial results and our reputation. In addition, a privacy breach could cause us to incur significant costs to restore the integrity of its system and could result in significant costs in government penalties and private litigation.

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

Most of our merchandise is purchased through vendors in the United States who import the merchandise from foreign countries, primarily China. Our vendors are subject to the risks involved with relying on products manufactured abroad, and we remain subject to those risks to the extent that their effects are passed through to us by our vendors or cause disruptions in supply. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, first cost price increases, freight cost increases, exchange rate fluctuations, terrorism, war, economic uncertainties (including inflation, foreign government regulations and political unrest), trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices) and other factors relating to foreign trade, including costs and uncertainties associated with efforts to identify and disclose sources of “conflict minerals” used in products that the Company causes to be manufactured and potential sell-through difficulties and reputational damage that may be associated with the inability of the Company to determine that such products are classified as “DRC conflict-free.” If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase.

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

As of the date of this filing, our current directors and executive officers beneficially own approximately 19% of our outstanding common stock. As a result, these shareholders are able to exert significant influence over the outcome of most corporate actions requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or precluding a third party from acquiring control of us.

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

We currently lease one central distribution facility, consisting of 771,000 square feet, located in Jackson, Tennessee. This lease has a 15-year initial term, with two five-year options. We also lease 80,000 square feet of additional warehouse space at a separate location in Jackson, Tennessee. This lease has a three-year term. On March 1, 2007, we entered into an Office Lease Agreement, effective as of March 1, 2007 with a landlord, whereby we leased 27,547 square feet of office space in Nashville, Tennessee for a seven-year term with an option to renew the lease for an additional seven years. On December 3, 2009, we amended the Office Lease Agreement to include an additional 9,798 square feet of adjoining office space.

The following table indicates the states where our stores are located and the number of stores within each state as of February 2, 2013:

Alabama	16
Arizona	11
Arkansas	8
California	17
Colorado	1
Delaware	2
Florida	35
Georgia	23
Illinois	8
Indiana	8
Iowa	1
Kansas	4
Kentucky	8
Louisiana	11
Maryland	4
Michigan	3
Minnesota	4
Mississippi	10
Missouri	7
Nebraska	1
Nevada	2
New Mexico	1
New Jersey	2
New York	7
North Carolina	17
North Dakota	1
Ohio	4
Oklahoma	5
Pennsylvania	4
South Carolina	9
Tennessee	15
Texas	60
Virginia	10
Wisconsin	3
Wyoming	1

Total	323

Item 3.	Legal Proceedings

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

Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK.” We commenced trading on Nasdaq on July 11, 2002. On April 8, 2013, there were approximately 59 holders of record and approximately 2,825 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
First Quarter	$17.28	$13.51	$15.82	$13.25
Second Quarter	$14.64	$10.00	$16.15	$10.79
Third Quarter	$10.99	$8.60	$11.53	$8.36
Fourth Quarter	$11.57	$8.77	$14.57	$10.91

Dividend Policy

There have been no dividends declared on any class of our common stock during the past two fiscal years. Our senior credit facility restricts our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility.” Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Stock Price Performance Graph

This graph shows, from the end of fiscal year 2007 to the end of fiscal 2012, changes in the value of Kirkland’s stock as compared to Standard and Poor’s 500 Composite Index (“S&P 500”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kirkland’s, Inc., the NASDAQ Composite Index

and the NASDAQ Retail Trade Index

On August 19, 2011, the Company’s Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. As of July 3, 2012, the Company had completed this $40 million share repurchase program and repurchased and retired a total of 3,394,693 shares of common stock at a weighted average cost of $11.78 per share. The Company’s Board of Directors has not authorized any additional repurchase program as of the date of this filing.

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year (1)
	2012	2011	2010	2009	2008
	(Numbers in thousands, except store and square footage data and per share amounts)
Summary of Operations
Total revenue(2)	$448,365	$430,285	$415,300	$406,194	$391,277
Gross profit(3)	168,616	169,194	170,536	168,506	133,991
Operating expenses(4)	133,913	126,279	115,745	107,063	105,581
Depreciation and amortization	13,175	12,410	12,817	14,505	18,741
Operating income	21,528	30,505	41,974	46,938	9,669
Other (income) and expenses, net	34	(65)	(194)	(47)	(419)
Income before income taxes	21,494	30,570	42,168	46,985	10,088
Net income (5)	13,795	19,115	26,431	34,570	9,305
GAAP diluted earnings per share	$0.77	$0.95	$1.28	$1.71	$0.47
Adjusted diluted earnings per share(6)	$0.77	$0.95	$1.24	$1.42	$0.30
Other Financial Data
Comparable store sales increase (decrease)(7)	(3.0)%	(4.0)%	(0.5)%	8.4%	3.6%
Number of stores at year end	323	309	300	279	299
Average total revenue per store(8)	$1,408	$1,395	$1,419	$1,374	$1,218
Average net sales per square foot(9)	$201	$212	$231	$224	$210
Average square footage per store at fiscal year end	7,263	6,867	6,425	6,073	5,823
Merchandise margin as a percentage of total revenue(10)	52.7%	53.5%	54.0%	55.2%	51.0%
Gross profit as a percentage of total revenue	37.6%	39.3%	41.1%	41.5%	34.2%
Compensation and benefits as a percentage of total revenue	18.6%	18.3%	18.0%	17.6%	17.8%
Other operating expenses as a percentage of total revenue	11.3%	11.0%	9.9%	8.8%	9.2%
Effective tax rate	35.8%	37.5%	37.3%	26.4%	7.8%
Inventory yield(11)	319.6%	339.2%	372.7%	396.5%	297.0%
Return on assets (ROA)(12)	6.7%	9.6%	14.7%	23.7%	7.5%
Return on equity (ROE)(13)	11.7%	16.2%	25.6%	49.1%	19.6%
Balance Sheet Data
Current assets	$128,346	$139,870	$146,670	$123,650	$81,322
Working capital	$85,175	$93,327	$100,781	$75,572	$37,491

	Fiscal Year Ended
	2012	2011	2010	2009	2008
	(Numbers in thousands)
Total assets	$208,404	$202,589	$195,077	$165,541	$126,764
Current liabilities	$43,171	$46,543	$45,889	$48,078	$43,831
Total liabilities	$90,529	$84,927	$76,788	$77,056	$74,413
Shareholders’ equity	$117,875	$117,662	$118,289	$88,485	$52,351

(1)	Fiscal 2012 includes 53 weeks. Other fiscal years presented include 52 weeks.
(2)	Total revenue includes gift card breakage revenue of approximately $970,000 in fiscal 2012, as compared to approximately $1.1 million, $581,000, $518,000 and $637,000 in fiscal years 2011, 2010, 2009 and 2008, respectively. The increase in fiscal 2011 reflects an increase in the estimate of the expected breakage rate.

(3)	Gross profit for fiscal 2011 includes a benefit of approximately $1.2 million related to the reversal of the accrual for loyalty reward points and certificates associated with the termination of the agreement with the Company’s previous private label credit card and loyalty program provider.
(4)	During fiscal 2008, the Company incurred non-cash charges related to impairment of long-lived assets in the pre-tax amount of approximately $352,000. This amount is included within operating expenses.
(5)	The Company recorded adjustments to decrease its valuation allowance against deferred tax assets of $5.4 million and $3.4 million in fiscal 2009 and 2008, respectively. The Company also recorded a net income tax benefit of $0.8 million in fiscal 2010 related to an adjustment to the Company’s prior year income tax provision.
(6)	Adjusted diluted earnings per share excludes certain discrete adjustments to income taxes related to prior periods. Please see the table on page 25 for more information on these adjustments.
(7)	Comparable store sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales. Starting in the fourth quarter of fiscal 2011, the e-commerce store is included in the comparable store sale base. Fiscal 2012’s comparable store sales decrease is shown on a 52-week basis.
(8)	Based on stores open at both the beginning and end of the period.
(9)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period. Gross square footage includes the storage, receiving and office space that generally occupies approximately 25% of total store space.
(10)	Merchandise margin is calculated as net sales minus product cost of sales, shrink expense and discounts associated with our company’s loyalty program. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.
(11)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.
(12)	Return on assets equals net income divided by average total assets.
(13)	Return on equity equals net income divided by average total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2012 represented the 53 weeks ended on February 2, 2013. Fiscal 2011 represented the 52 weeks ended on January 28, 2012. Fiscal 2010 represented the 52 weeks ended on January 29, 2011.

Introduction

We are a specialty retailer of home décor and gifts in the United States, operating 323 stores in 35 states as of February 2, 2013. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, ornamental wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday and other seasonal merchandise, as well as items carried throughout the year suitable for gift-giving. We provide our customers with a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth during our 47-year history and have expanded our store base into different regions of the country.

Overview of Key Financial Measures

Total revenue and gross profit are the most significant drivers to our operating performance. Total revenue consists of all merchandise sales to customers, gift card breakage and shipping revenue associated with internet sales, net of estimated returns and exclusive of sales taxes. Our total revenue for fiscal 2012, including the extra week in the retail calendar, increased by 4.2% to $448.4 million from $430.3 million in fiscal 2011. The net sales increase in fiscal 2012 resulted primarily from the growth in the store base and the performance of our new stores and e-commerce store partially offset by store closings and a decrease in our comparable store sales. Comparable store sales, including e-commerce sales, decreased 3.0% for fiscal 2012 on a 52-week basis. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales. Cost of sales has five distinct components: product cost (including inbound freight), outbound freight cost (including e-commerce), store occupancy costs, central distribution costs, and discounts associated with our loyalty program. Product costs comprise the majority of cost of sales, while discounts associated with our loyalty program are the least significant of these five elements. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2012, gross profit decreased 0.3% to $168.6 million from $169.2 million for fiscal 2011. Gross profit percentage for fiscal 2012 decreased to 37.6% of total revenue from 39.3% of total revenue for fiscal 2011, due to an increase in promotional activity and the rate of markdowns as compared to the prior year period, higher ocean freight costs as well as the comparison to a gain recorded in fiscal 2011 of $1.2 million related to a change in the estimate of our accrual for customer loyalty points.

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

For fiscal 2012, we reported net income of $13.8 million, or $0.77 per diluted share, compared with net income of $19.1 million or $0.95 per diluted share for fiscal 2011.

Strategic Areas of Emphasis

We achieved net store growth during fiscal 2012, ending the year with 323 stores versus 309 stores at the end of fiscal 2011, representing a 4.5% increase in store units and a 10.6% increase in store square footage. Our approach to new store growth in fiscal 2013 will continue to focus on replacements of successful mall stores and smaller-sized off-mall stores with new, larger off-mall locations that we believe have better long-term sales potential. During fiscal 2013, we expect to open a total of 25 to 35 stores, and expect to close approximately 10 to 15 stores. Many of these expected closings are in markets where we are pursuing or have identified a relocation opportunity. Fiscal 2013 new store openings will be weighted toward the back half of the year while store closings for fiscal 2013 will be weighted toward the first half of the year.

The following table summarizes our stores in terms of size as of February 2, 2013 and January 28, 2012:

	As of February 2, 2013	As of January 28, 2012
Number of stores	323	309
Square footage	2,345,915	2,122,023
Average square footage per store	7,263	6,867

An important part of our growth strategy includes investing in technology to provide the infrastructure to support our future needs. During the third quarter of fiscal 2012, we completed the implementation of the foundational components of a new merchandise management system. During fiscal 2011, we completed a roll out of new point-of-sale software to our stores, and also launched a new financial and general ledger platform.

Looking forward, we are adding additional capabilities to our merchandise management technology in the areas of item, location and assortment planning as well as new allocation and replenishment tools. We are also planning for enhancements or replacements of other key software applications in the areas of customer relationship management and workforce management. We plan to further develop our e-commerce capabilities by adding vendor “drop-ship” to customer functionality, allowing us to expand our product assortment on the website. These projects are in various phases and will be implemented in stages over the next two fiscal years. We view these technology projects as essential and supportive to the execution of our growth strategy.

Our cash balances decreased from $83.1 million at January 28, 2012 to $67.8 million at February 2, 2013 primarily due to repurchase of approximately 1.4 million shares of our common stock during fiscal 2012 for a total of $16.6 million. Our objective is to finance all of our operating and investing activities for fiscal 2013 with cash provided by operations. We expect that capital expenditures for fiscal 2013 will range from $22 million to $25 million, and estimate $13 to $15 million of the total capital expenditures will relate to new store construction, $4 to $5 million will relate to information technology, with the balance of our capital expenditures relating to distribution center improvements and store merchandise fixture enhancements and other refurbishments.

Fiscal 2012 Compared to Fiscal 2011

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2012		Fiscal 2011		Change
	$	%	$	%	$	%
Net sales	$447,395	99.8%	$429,140	99.7%	$18,255	4.3%
Gift card breakage revenue	970	0.2%	1,145	0.3%	(175)	(15.3)%

Total revenue	448,365	100.0%	430,285	100.0%	18,080	4.2%
Cost of sales	279,749	62.4%	261,091	60.7%	18,658	7.1%

Gross profit	168,616	37.6%	169,194	39.3%	(578)	(0.3)%
Operating expenses:
Compensation and benefits	83,181	18.6%	78,892	18.3%	4,289	5.4%
Other operating expenses	50,732	11.3%	47,387	11.0%	3,345	7.1%
Depreciation	13,175	2.9%	12,410	2.9%	765	6.2%

Operating income	21,528	4.8%	30,505	7.1%	(8,977)	(29.4)%
Interest expense, net	287	0.1%	101	0.0%	186	184.2%
Other income, net	(253)	(0.1)%	(166)	(0.0)%	(87)	(52.4)%

Income before income taxes	21,494	4.8%	30,570	7.1%	(9,076)	(29.7)%
Income tax expense	7,699	1.7%	11,455	2.7%	(3,756)	(32.8)%

Net income	$13,795	3.1%	$19,115	4.4%	$(5,320)	(27.8)%

Total revenue. Total revenue increased by 4.2% to $448.4 million for fiscal 2012 from $430.3 million for fiscal 2011. The net sales increase in fiscal 2012 resulted primarily from the sales of new stores and an increase in e-commerce sales, partially offset by store closings. We opened 42 new stores in fiscal 2012 and 34 new stores in fiscal 2011, and we closed 28 stores in fiscal 2012 and 25 stores in fiscal 2011. The positive impact of these factors was offset somewhat by a decline of 3.0% in comparable store sales for fiscal 2012. During fiscal 2011, comparable store sales decreased 4.0%. The comparable store sales decrease in fiscal 2012 accounted for an $11.5 million decline in overall sales, while the net growth of the store base accounted for a $22.1 million increase in sales. The impact of the 53rd week in fiscal 2012 accounted for a $7.5 million increase in overall sales. The comparable store sales decrease was primarily due to a decrease in transactions. The decrease in transactions resulted from lower traffic counts and a decline in the conversion rate. Merchandise categories that performed the strongest in fiscal 2012 were art, mirrors, furniture, fragrance and accessories, and seasonal. Categories performing below fiscal 2011 levels were decorative accessories, frames and housewares.

Gross profit. Gross profit decreased $578,000, or 0.3%, to $168.6 million for fiscal 2012 from $169.2 million for fiscal 2011. Gross profit expressed as a percentage of total revenue decreased to 37.6% for fiscal 2012, from 39.3% for fiscal 2011. The decrease in gross profit as a percentage of total revenue was in part driven by lower merchandise margins, which declined from 53.5% in fiscal 2011 to 52.7% in fiscal 2012. Merchandise margin is calculated as total revenue minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin was primarily the result of an increase in the amount of promotional activity and the rate of markdowns as compared to the prior year period, higher ocean freight costs, as well as a fiscal 2011 gain of $1.2 million related to a change in the estimate of our accrual for customer loyalty points. Store occupancy costs increased from $38.2 million or 8.9% of total revenue in fiscal 2011 to $41.9 million, or 9.3% of total revenue in fiscal 2012. This increase, as a percentage of sales, reflects the decline in comparable store sales during fiscal 2012, as well as the reduction in the number of renegotiated leases compared with the prior year. Outbound freight costs increased as a percentage of total revenue reflecting an increase in shipping and packaging costs associated with an increase in the e-commerce business. Central distribution expenses increased slightly as a percentage of total revenue.

Compensation and benefits. Compensation and benefits, including both store and corporate personnel, was $83.2 million, or 18.6% of total revenue, for fiscal 2012, as compared to $78.9 million, or 18.3% for fiscal 2011. The increase in the compensation and benefits expense as a percentage of total revenue was primarily due to an increase in the cost of health claims associated with our employee medical plan, as well as added headcount in the corporate offices and the impact of negative comparable store sales performance.

Other operating expenses. Other operating expenses, including both store and corporate costs, were $50.7 million, or 11.3% of total revenue, for fiscal 2012 as compared to $47.4 million, or 11.0% of total revenue, for fiscal 2011. Operating expenses as a percentage of total revenue increased primarily due to increases in advertising, professional fees, and utilities as compared to the prior year period.

Depreciation. Depreciation expense was $13.2 million, or 2.9% of total revenue, for fiscal 2012 as compared to $12.4 million, or 2.9% of total revenue, for fiscal 2011. The increase in depreciation reflects the impact of the increase in capital expenditures during the year.

Income tax expense. Income tax expense was 35.8% of pre-tax income for fiscal 2012 as compared to 37.5% of pre-tax income for fiscal 2011. During fiscal 2012, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of approximately $205,000. This benefit was partially offset by $87,000 in tax expense related to a prior year item. Additionally, during fiscal 2012, the Company recorded state and federal employment tax credits totaling approximately $400,000 that related to prior year periods and were in excess of previous estimates.

Net income. As a result of the foregoing, we reported net income of $13.8 million, or $0.77 per diluted share for fiscal 2012 compared to net income of $19.1 million, or $0.95 per diluted share for fiscal 2011.

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

Total revenue. Total revenue increased by 3.6% to $430.3 million for fiscal 2011 from $415.3 million for fiscal 2010. The net sales increase in fiscal 2011 resulted primarily from the strong sales performance of our new store openings and e-commerce sales, partially offset by store closings. We opened 34 new stores in fiscal 2011 and 38 new stores in fiscal 2010, and we closed 25 stores in fiscal 2011 and 17 stores in fiscal 2010. Additionally, during November 2010, we launched kirklands.com for “direct-to-customer” selling. E-commerce accounted for $8.4 million in sales during fiscal 2011 and $1.2 million in sales during fiscal 2010. The positive impact of these factors was offset somewhat by a decline of 4.0% in comparable stores sales for fiscal 2011. During fiscal 2010, comparable store sales decreased 0.5%. The comparable store sales decrease in fiscal 2011 accounted for a $14.9 million decline in overall sales, while the net growth of the store base and increase in e-commerce sales accounted for a $29.3 million increase in sales. The comparable store sales decrease was primarily due to a decrease in the average ticket and transactions. The decrease in the average ticket was the result of a lower average retail selling price, partially offset by an increase in items per transaction. The decrease in transactions resulted from lower traffic counts and a decline in the conversion rate. Merchandise categories that performed the strongest in fiscal 2011 were art, floral, textiles and seasonal. Categories performing below fiscal 2010 levels were wall décor, frames and decorative accessories. Additionally benefitting the comparison, gift card breakage revenue increased $0.6 million due to an increase in the estimate for the expected breakage rate.

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

Reconciliation of Non-GAAP Financial Information

	53 Weeks Ended	52 Weeks Ended
	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(Dollars in thousands, except per share amounts)
Net income
Net income in accordance with GAAP	$13,795	$19,115	$26,431	$34,570	$9,305
Adjustments to income tax expense	$—	$—	$(814)	$(5,881)	$(3,376)

Adjusted net income	$13,795	$19,115	$25,617	$28,689	$5,929

Diluted earnings per share
Diluted EPS in accordance with GAAP	$0.77	$0.95	$1.28	$1.71	$0.47

Adjustments to income tax expense	$—	$—	$(0.04)	$(0.29)	$(0.17)

Adjusted diluted earnings per share	$0.77	$0.95	$1.24	$1.42	$0.30

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak in the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores, distribution facilities and corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our credit facility.

Cash flows from operating activities. Net cash provided by operating activities was $32.3 million, $41.8 million and $36.7 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The decline in the amount of cash from operations from fiscal 2011 to fiscal 2012 was primarily due to the year-over-year decline in operating performance, combined with an increase in inventory due to store growth, and timing differences in the collection of landlord construction allowances. The increase in the amount of cash from operations from fiscal 2010 to fiscal 2011 was primarily due to a decrease in income taxes paid.

Cash flows from investing activities. Net cash used in investing activities was $31.4 million, $26.7 million and $22.6 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. For each period presented, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction and information technology projects. The increase in capital expenditures from fiscal 2011 to fiscal 2012 was primarily the result of additional new stores and several key projects. During 2012, we completed the initiative to replace our current merchandise management system with new software and completed improvements to store merchandise display fixtures, and the reset and refreshing of many of our older, small locations. During fiscal 2012, we also opened 42 stores compared to 34 stores in fiscal 2011 and 38 stores in fiscal 2010. The increase in capital expenditures from fiscal 2010 to fiscal 2011 was the result of an increase in the ramp-up in information technology projects. During 2011, we completed information technology projects replacing the hardware and software used at the point-of-sale in all of our stores, and continued the initiative to replace our current merchandise management system with new software.

Cash flows from financing activities. Net cash used in financing activities was $16.3 million and $23.2 million for fiscal 2012, and fiscal 2011, respectively. Net cash provided by financing activities was approximately $0.7 million for fiscal 2010. During fiscal 2011, we authorized a share repurchase plan allowing for the use of up to $40 million in cash for repurchases of our common stock. During fiscal 2012, we repurchased 1.4 million shares for a total purchase price of $16.6 million. During fiscal 2011, we repurchased 2.0 million shares for a total purchase price of $23.4 million. The small offset to repurchase activity during fiscal 2012 and 2011, as well as the cash provided by financing activities in fiscal 2010, relates to cash received from employees for stock purchases and option exercises. During fiscal 2012, fiscal 2011, and fiscal 2010, we did not make any draws on our revolving credit facility.

Revolving credit facility. On August 19, 2011, we entered into an Amended and Restated Credit Agreement, dated as of August 19, 2011 (the “Credit Agreement”), with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”), replacing our Credit Agreement entered into in 2004. The Credit Agreement increased our senior secured revolving credit facility from $45 million to $50 million and extended the maturity date to August 2016. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. We also pay the banks a fee of 0.375% per annum on the unused portion of the facility.

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

As of February 2, 2013, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $30.5 million available for borrowing.

At February 2, 2013, our balance of cash and cash equivalents was approximately $67.8 million. We did not borrow from our credit facility during fiscal 2012, nor do we expect any borrowings during fiscal 2013. We believe that the combination of our cash balances, and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase authorization. On August 19, 2011, the Company’s Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. As of July 3, 2012, the Company had completed this $40 million share repurchase program and repurchased and retired a total of 3,394,693 shares of common stock at a weighted average cost of $11.78 per share. The Company’s Board of Directors has not authorized any additional repurchase program as of the date of this filing.

Contractual Obligations

The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of February 2, 2013. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added. A summary of the Company’s contractual obligations and other commercial commitments as of February 2, 2013 is listed below (in thousands):

	Amount of Commitment per Period
	Total Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases(1)	$294,383	$49,526	$87,407	$65,717	$91,733
Purchase obligations(2)	$57,912	$57,912	$—	$—	$—
Construction commitments(3)	$558	$558	$—	$—	$—

Total	$352,853	$107,996	$87,407	$65,717	$91,733

(1)	These amounts represent future minimum lease payments under non-cancelable operating leases.
(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of February 2, 2013; such orders are generally cancelable at the discretion of the Company until the order has been shipped.
(3)	These amounts represent commitments for new store construction projects.

Related Party Transactions

In July 2009, we entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of our Vice President of Merchandising. During fiscal 2012, purchases from this vendor totaled approximately $28.1 million, or 12.7% of total merchandise purchases. During fiscal 2011, purchases from this vendor totaled approximately $25.1 million, or 12.0% of total merchandise purchases. During fiscal 2010, purchases from this vendor totaled approximately $20.9 million, or 11% of total merchandise purchases. Included in cost of sales for fiscal years 2012, 2011, and 2010 were $26.7 million, $22.5 million, and $18.5 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $2.2 million as of February 2, 2013 and $1.9 million as of January 28, 2012. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2012 and fiscal 2011 (dollars in thousands). The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2012 Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013 (1)
Total revenue	$97,788	$91,004	$96,688	$162,885
Gross profit	38,469	29,994	34,019	66,134
Operating income (loss)	3,170	(3,952)	(746)	23,056
Net income (loss)	1,955	(1,997)	(416)	14,253
Earnings (loss) per share:
Basic	0.11	(0.11)	(0.02)	0.83
Diluted	0.10	(0.11)	(0.02)	0.82
Stores open at end of period	297	302	308	323
Comparable store net sales decrease	(1.2)%	(3.6)%	(4.7)%	(2.6)%

	Fiscal 2011 Quarter Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Total revenue	$94,403	$89,701	$97,071	$149,110
Gross profit	38,088	30,845	36,133	64,128
Operating income (loss)	5,166	(640)	1,924	24,055
Net income (loss)	3,170	(480)	1,247	15,178
Earnings (loss) per share:
Basic	0.16	(0.02)	0.06	0.80
Diluted	0.15	(0.02)	0.06	0.78
Stores open at end of period	293	294	301	309
Comparable store net sales increase (decrease)	(8.4)%	(8.0)%	(3.6)%	1.4%

(1)	The quarter ended February 2, 2013, includes 14 weeks.

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

We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage percentage varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $140,000 as of February 2, 2013.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or market) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of February 2, 2013, our reserve for obsolescence was $344,000.

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

We have not made any material changes to our impairment loss assessment methodology in the financial periods presented. Additionally, we do not believe that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Depreciation — Approximately 38% of our assets at February 2, 2013, represent investments in property and equipment. Determining appropriate depreciable lives requires judgments and estimates.

•

We utilize the straight-line method of depreciation and a variety of depreciable lives. Furniture, fixtures and equipment are generally depreciated over 5 years. Computer software and equipment are depreciated over 3-10 years. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the original non-cancelable lease term. Our lease terms typically range from 5 to 10 years.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of February 2, 2013, our self-insurance reserve estimates totaled $4.3 million, of which $1.1 million was reflected as a current liability in accrued expenses and $3.2 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. As of January 28, 2012, $1.2 million was reflected as a current liability in accrued expenses and $2.6 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $453,000 for fiscal 2012.

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

Additionally, our income tax returns are subject to audit by U.S. federal, state and local tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A 10% change in our unrecognized tax benefit reserve at February 2, 2013 would have affected net earnings by approximately $31,000 in fiscal 2012.

Stock-based compensation — We have stock-based compensation plans which include incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan. See Note 7, Employee Benefit Plans, to the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimate the fair value of our stock option awards as of the grant date based upon a Black-Scholes-Merton option pricing model. We estimate the fair value of our restricted stock units as of the grant date utilizing the average market price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.

The Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statements of income.

We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. However, in fiscal 2010, we did experience a significant increase in the estimated fair value of awards granted ($11.30 per share in 2010 compared to $5.29 per share in 2009) because of the increase in our stock price during 2010 when compared to previous years and the related impact to the computation of fair value. Consequently, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended February 2, 2013, would have affected pre-tax income by approximately $270,000.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of February 2, 2013, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2012, nor do we expect any borrowings during fiscal 2013.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of February 2, 2013.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 2, 2013.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2013 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 2, 2013.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2012, the Company determined that deficiencies in its internal controls over financial reporting existed as of January 28, 2012. These deficiencies related to procedures around the periodic review of significant manual journal entries. The Company and Ernst & Young have concluded that, upon re-evaluation of the prominence of these deficiencies in the context of the Company’s overall internal controls over financial reporting at April 12, 2012, the date of its and their reports on internal control over financial reporting as of January 28, 2012, a material weakness existed and the Company’s control over financial reporting was ineffective as of January 28, 2012.

The material weakness had no impact on the Company’s financial position, results of operations, or cash flows as of and for the 52 weeks ended January 28, 2012. Furthermore, during the fourth quarter of 2012, the Company designed and implemented remediation measures to address the deficiencies described above and enhance the Company’s internal control over financial reporting. The following actions, which the Company believes have remediated the deficiencies in internal control over financial reporting, were completed as of the date of this filing:

•   The Company implemented a procedure for a monthly detailed review of manual journal entries, involving senior financial managers in the review, and;

•   The finance team effectively enhanced its monitoring controls around the periodic review of financial results.

There have been no other changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 4, 2013; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors” in our Proxy Statements; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

The information contained in the following sections of the Proxy Statement are incorporated herein by reference in response to this Item 12: (i) the section titled “Security Ownership of Kirkland’s — Ownership of Management and Certain Beneficial Owners”, with respect to security ownership of certain beneficial owners and management, and (ii) the section titled “Equity Compensation Plan Information,” with respect to securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information contained in the section titled “Related Party Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

The information contained in the section titled “Information About the Board of Directors and Corporate Governance — Board Independence” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited Kirkland’s, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Kirkland’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirkland’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirkland’s, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2013, of Kirkland’s, Inc. and our report dated April 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

April 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. as of February 2, 2013 and January 28, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirkland’s, Inc.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

April 18, 2013

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	February 2, 2013	January 28, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$67,797	$83,123
Inventories, net	49,577	47,306
Deferred income taxes	1,602	1,657
Prepaid expenses and other current assets	9,370	7,784

Total current assets	128,346	139,870
Property and equipment, net	78,499	60,315
Non-current deferred income taxes	—	1,108
Other assets	1,559	1,296

Total assets	$208,404	$202,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,642	$21,592
Income taxes payable	520	3,146
Accrued expenses	21,009	21,805

Total current liabilities	43,171	46,543
Deferred rent	39,303	34,311
Non-current deferred income taxes	3,128	—
Other liabilities	4,927	4,073

Total liabilities	90,529	84,927

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 2, 2013, and January 28, 2012	—	—
Common stock, no par value, 100,000,000 shares authorized; 17,078,092 and 18,360,739 shares issued and outstanding at February 2, 2013, and January 28, 2012, respectively	153,369	150,352
Accumulated deficit	(35,494)	(32,690)

Total shareholders’ equity	117,875	117,662

Total liabilities and shareholders’ equity	$208,404	$202,589

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

	53 Weeks Ended	52 Weeks Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands, except per share data)
Net sales	$447,395	$429,140	$414,719
Gift card breakage revenue	970	1,145	581

Total revenue	448,365	430,285	415,300
Cost of sales (exclusive of depreciation as shown below)	279,749	261,091	244,764

Gross profit	168,616	169,194	170,536
Operating expenses:
Compensation and benefits	83,181	78,892	74,799
Other operating expenses	50,732	47,387	40,946
Depreciation	13,175	12,410	12,817

Total operating expenses	147,088	138,689	128,562
Operating income	21,528	30,505	41,974
Interest expense	287	101	137
Interest income	(28)	(48)	(80)
Other income, net	(225)	(118)	(251)

Income before income taxes	21,494	30,570	42,168
Income tax expense	7,699	11,455	15,737

Net income	$13,795	$19,115	$26,431

Earnings per share:
Basic	$0.79	$0.97	$1.33

Diluted	$0.77	$0.95	$1.28

Weighted average shares for basic earnings per share	17,463	19,707	19,855
Effect of dilutive common stock equivalents	393	520	723

Adjusted weighted average shares for diluted earnings per share	17,856	20,227	20,578

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
	(In thousands, except share data)
Balance at January 30, 2010	19,749,148	143,374	(54,889)	88,485
Exercise of stock options and employee stock purchases	272,734	628	—	628
Tax benefit from exercise of stock options	—	317	—	317
Net share settlement of stock options	(110,919)	(239)	—	(239)
Stock-based compensation expense	—	2,667	—	2,667
Net income	—	—	26,431	26,431

Balance at January 29, 2011	19,910,963	146,747	(28,458)	118,289
Exercise of stock options and employee stock purchases	190,638	488	—	488
Tax benefit from exercise of stock options and vesting of restricted stock	—	1,177	—	1,177
Net share settlement of stock options and restricted stock	(116,506)	(1,142)	—	(1,142)
Restricted stock issued	408,439	—	—	—
Stock-based compensation expense	—	3,113	—	3,113
Repurchase and retirement of common stock	(2,032,795)	(31)	(23,347)	(23,378)
Net income	—	—	19,115	19,115

Balance at January 28, 2012	18,360,739	$150,352	$(32,690)	$117,662
Exercise of stock options and employee stock purchases	106,653	282	—	282
Tax benefit from exercise of stock options and vesting of restricted stock	—	46	—	46
Net share settlement of stock options and restricted stock	(27,402)	—	—	—
Stock-based compensation expense	—	2,712	—	2,712
Repurchase and retirement of common stock	(1,361,898)	(23)	(16,599)	(16,622)
Net income	—	—	13,795	13,795

Balance at February 2, 2013	17,078,092	$153,369	$(35,494)	$117,875

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks Ended	52 Weeks Ended
	February 2, 2013	January 28, 2012	January 29, 2011
	(In thousands)
Cash flows from operating activities:
Net income	$13,795	$19,115	$26,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	13,175	12,410	12,817
Amortization of landlord construction allowances	(4,197)	(4,906)	(6,595)
Cash received for landlord construction allowances	8,619	11,180	7,350
Amortization of debt issue costs	77	38	27
Loss on disposal of property and equipment	14	158	404
Stock-based compensation expense	2,712	3,113	2,667
Excess tax benefits from exercise of stock options and restricted stock	(46)	(1,177)	(317)
Deferred income taxes	4,291	2,203	2,979
Changes in assets and liabilities:
Inventories, net	(2,271)	(2,854)	(5,097)
Prepaid expenses and other current assets	2	(904)	(1,544)
Other noncurrent assets	(334)	(241)	(123)
Accounts payable	50	1,356	4,647
Income taxes payable	(2,580)	3,034	(5,481)
Accrued expenses and other current and noncurrent liabilities	(960)	(760)	(1,465)

Net cash provided by operating activities	32,347	41,765	36,700

Cash flows from investing activities:
Proceeds from disposal of property and equipment	—	—	37
Capital expenditures	(31,373)	(26,652)	(22,633)

Net cash used in investing activities	(31,373)	(26,652)	(22,596)

Cash flows from financing activities:
Refinancing costs	(6)	(357)	—
Excess tax benefits from exercise of stock options and restricted stock	46	1,177	317
Cash used in net share settlement of stock options and restricted stock	—	(1,142)	(239)
Exercise of stock options and employee stock purchases	282	488	628
Repurchase and retirement of common stock	(16,622)	(23,378)	—

Net cash provided by (used in) financing activities	(16,300)	(23,212)	706

Cash and cash equivalents:
Net increase (decrease)	(15,326)	(8,099)	14,810
Beginning of the year	83,123	91,222	76,412

End of the year	67,797	83,123	91,222

Supplemental cash flow information:
Interest paid	$191	$128	$91

Income taxes paid	$6,480	$6,159	$17,938

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States with 323 stores in 35 states as of February 2, 2013. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to impairment assessments on long-lived assets, asset retirement obligations, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, employee bonus accruals, gift card breakage, customer loyalty program accruals and contingent liabilities.

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2012 represented the 53 weeks ended on February 2, 2013, fiscal 2011 represented the 52 weeks ended on January 28, 2012, and fiscal 2010 represented the 52 weeks ended on January 29, 2011.

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

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years upon being placed in service. For fiscal years 2012, 2011 and 2010, the Company recorded approximately $1.6 million, $623,000 and $317,000, respectively, for amortization of capitalized software. The net book value of these assets totaled $18.5 million and $4.6 million at the end of fiscal years 2012 and 2011, respectively. At the end of fiscal years 2012 and 2011, property and equipment included capitalized computer software currently under development of $314,000 and $8.0 million, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of February 2, 2013 and January 28, 2012, the liability for asset retirement obligations was approximately $241,000 and $248,000, respectively.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, among others, inflation rates, claim settlement patterns, litigation trends and legal interpretations. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends.

During the fourth quarter of fiscal 2012, the Company recorded a year-over-year benefit of approximately $900,000 ($578,000 after tax), or $0.03 per diluted share, related to a positive change in our actuarial estimate for workers’ compensation and general liability reserves.

Customer loyalty program — The Company has established a private-label credit card program for its customers. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. All cardholders are automatically enrolled in a loyalty program whereby cardholders earn loyalty points in return for making purchases in the Company’s stores, including the e-commerce store. Attaining specified loyalty point levels results in the issuance of discount certificates to the cardholder. The Company accrues for the expected liability associated with the discount certificates issued, as well as the accumulated points that have not yet resulted in the issuance of a certificate, adjusted for expected redemption rates. This liability is included as a component of accrued expenses on the consolidated balance sheet and the changes to the liability are included within cost of sales on the consolidated statements of income.

During the fourth quarter of fiscal 2011, the Company terminated the relationship with a previous third-party bank private-label credit card service provider. As a result of this termination, the Company reversed the remaining $1.2 million accrual related to the previous loyalty program. This reversal was recorded as a credit to cost of sales. During the first quarter of fiscal 2012, the Company launched a similar program with a new provider.

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. The cumulative net excess of recorded rent expense over lease payments totaled $9.2 million, of which $985,000 was reflected as a current liability in accrued expenses, and $8.2 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet as of February 2, 2013. As of January 28, 2012, $771,000 was reflected as a current liability in accrued expenses and $7.0 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of February 2, 2013, the unamortized amount of construction allowances totaled $36.8 million, of which $5.7 million was reflected as a current liability in accrued expenses and $31.1 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 28, 2012, $4.9 million was reflected as a current liability in accrued expenses and $27.3 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded when orders are shipped and title passes to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes.

Gift card sales are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the Redemption Recognition Method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as breakage revenue. The Company recognized approximately $970,000, $1.1 million and $581,000 in gift card breakage during fiscal 2012, fiscal 2011 and fiscal 2010, respectively. During fiscal 2011, the Company revised its breakage rate upwards to better reflect historical breakage trends.

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

Store preopening expenses — Store preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, e-mail communications, paid search advertising, social media, public relations, in-store collateral and signage, and other expenses related to the in-store experience. Total advertising expense was $6.7 million, $4.9 million and $4.0 million for fiscal years 2012, 2011 and 2010, respectively.

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

The Company’s income tax returns are subject to audit by local, state and federal authorities; and, the Company is typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which the Company operates. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and experience with previous similar tax positions. The Company regularly reviews its tax reserves for these items and assesses the adequacy of the amount recorded. The Company evaluates potential exposures associated with its various tax filings by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires estimation and measurement of the tax benefit as the largest amount that is more than 50% likely to be recognized upon settlement.

Sales and use taxes — Governmental authorities assess sales and use taxes on the sale and purchase of goods and services. The Company excludes taxes collected from customers in its reported sales results. Such amounts are reflected as accrued expenses until remitted to the taxing authorities.

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

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 642,000 shares, 288,000 shares and 193,000 shares for fiscal 2012, 2011 and 2010, respectively.

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

Note 2 — Property and Equipment

Property and equipment is comprised of the following (in thousands):

	February 2, 2013	January 28, 2012
Equipment	$44,514	$28,981
Furniture and fixtures	53,405	47,218
Leasehold improvements	74,203	67,802
Projects in progress	795	8,419

	172,917	152,420
Less: Accumulated depreciation	94,418	92,105

	$78,499	$60,315

Note 3 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	February 2, 2013	January 28, 2012
Salaries and wages	$2,942	$4,394
Gift cards and store credits	5,860	5,758
Sales taxes	2,637	2,051
Deferred rent	6,698	5,680
Other	2,872	3,922

	$21,009	$21,805

Note 4 — Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. Income tax expense consists of the following (in thousands):

	53 Weeks Ended	52 Weeks Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Current
Federal	$3,753	$7,249	$10,413
State	(346)	2,003	2,345
Deferred
Federal	3,278	2,772	2,547
State	1,014	(569)	432

	$7,699	$11,455	$15,737

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	53 Weeks Ended	52 Weeks Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Tax at federal statutory rate	$7,550	$10,699	$14,760
State income taxes (net of federal benefit)	402	773	2,042
Adjustment to prior year income tax provision	—	—	(1,025)
Tax credits	(563)	—	—
Other	310	(17)	(40)

Income tax expense	$7,699	$11,455	$15,737

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 2, 2013	January 28, 2012
Deferred tax assets:
Accruals	$1,909	$2,355
Inventory valuation	186	246
Deferred rent and other	7,971	6,664

Total deferred tax assets	10,066	9,265
Deferred tax liabilities:
Depreciation	(11,060)	(5,986)
Prepaid assets	(532)	(514)

Total deferred tax liabilities	(11,592)	(6,500)

Net deferred tax assets (liabilities)	$(1,526)	$2,765

Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. At February 2, 2013 and January 28, 2012, there was no valuation allowance against the Company’s deferred tax assets.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2008. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2006. The Company has no ongoing U.S. federal, state or local income tax examinations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	53 Weeks Ended	52 Weeks Ended
	February 2, 2013	January 28, 2012
	(In thousands)
Balance at the beginning of the year	$712	$712
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to settlements	—	—
Reductions due to lapse of the statute of limitations	(405)	—

Balance at the end of the year	$307	$712

Included in the February 2, 2013 balance and January 28, 2012 balance is $307,000 and $538,000, respectively, of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $155,000 and $247,000 accrued for the payment of interest and penalties associated with unrecognized tax benefits at February 2, 2013 and January 28, 2012, respectively.

Note 5 — Senior Credit Facility

On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement, dated as of August 19, 2011 (the “Credit Agreement”), with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”), replacing the Credit Agreement entered into in 2004. The Credit Agreement increased the Company’s senior secured revolving credit facility from $45 million to $50 million and extended the maturity date to August 2016. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. Additionally, a fee of 0.375% per annum is assessed on the unused portion of the facility.

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

As of February 2, 2013, the Company was in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $30.5 million available for borrowing.

Note 6 — Long-Term Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2025. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases, was approximately $44.3 million, $40.5 million and $37.6 million in fiscal years 2012, 2011 and 2010, respectively. Also included in rent expense is contingent rental expense, based on store sales, of approximately $4.1 million, $4.5 million and $4.3 million, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $49.5 million in 2013; $45.6 million in 2014; $41.8 million in 2015; $35.5 million in 2016; $30.2 million in 2017 and $91.7 million thereafter.

Note 7 — Employee Benefit Plans

Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $2.7 million, $3.1 million and $2.7 million for fiscal years 2012, 2011 and 2010, respectively.

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

As of February 2, 2013, options to purchase 1,417,906 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.03 to $19.06 per share. As of February 2, 2013, there were 247,000 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $10.93 to $19.06 per share. Shares reserved for future stock-based grants under the 2002 Plan approximated 313,000 at February 2, 2013.

Stock options — The Company allows for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”), if so desired by the holder. With net settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company.

As of February 2, 2013, there were 972,906 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of February 2, 2013 was approximately $2.6 million and $2.5 million, respectively. The weighted average grant date fair value of options granted during fiscal 2012, fiscal 2011 and fiscal 2010 were $10.93, $12.31 and $11.30, respectively. The intrinsic value of options exercised was $0.4 million in fiscal 2012, $1.3 million in fiscal 2011 and $2.9 million in fiscal 2010. At February 2, 2013, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $2.5 million, which is expected to be recognized over a weighted average period of 1.9 years.

Stock option activity for the year ended February 2, 2013, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at January 28, 2012	1,315,024	11.04
Options granted	175,000	10.93
Options exercised	(52,118)	8.90
Options forfeited	(20,000)	13.70

Balance at February 2, 2013	1,417,906	$11.07	6.3

Options Exercisable As of:
February 2, 2013	1,056,660	$10.34	5.5

The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in fiscal years 2012, 2011 and 2010 and a summary of the methodology applied to develop each assumption are as follows:

	53 Weeks Ended	52 Weeks Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Expected price volatility	0.56	0.65	0.63
Risk-free interest rate	0.77%	2.1%	2.5%
Expected life	6.3 years	6.3 years	6.3 years
Forfeiture rate	5%	5%	5%
Dividend yield	0%	0%	0%

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

Expected life — The expected life is the period of time over which the options granted are expected to remain outstanding. The Company uses the “simplified” method found in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture rate — The forfeiture rate is the estimated percentage of options granted that are expected to be forfeited or canceled before becoming fully vested. This estimate is based on historical experience of similar grants. An increase in the forfeiture rate will decrease compensation expense. The Company’s forfeiture estimate has a minimal effect on expense as the majority of the Company’s stock option awards vest quarterly.

Dividend yield — The Company has not paid a dividend on its common stock for each of the last three fiscal years. The addition or increase of a dividend will decrease compensation expense.

Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees become 100% vested on the third anniversary of the grant date, provided the employee has remained in continuous service with the Company through that date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 94,000, 89,000 and 114,000 RSUs during fiscal 2012, 2011 and 2010, respectively. The weighted average grant date fair values of the RSUs granted during fiscal 2012, 2011 and 2010 were $10.93, $12.33 and $19.31, respectively. Compensation expense related to RSUs is recognized ratably over the requisite service period. Compensation expense for RSUs during fiscal 2012, 2011 and 2010 was approximately $1.3 million, $1.1 million and $957,000, respectively. As of February 2, 2013, there was approximately $1.2 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 0.9 years.

RSU activity in each of the periods indicated were as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 28, 2012	179,000	$15.71
Granted	94,000	10.93
Vested	(24,000)	12.33
Forfeited	(2,000)	15.70

Non-vested at February 2, 2013	247,000	$14.22

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2012, 2011 and 2010, there were 30,545, 29,204 and 24,185 shares of common stock, respectively, issued to participants under the ESPP, with approximately 71,000 shares remaining under the original authorization.

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion, subject to statutory limitations. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $446,000, $402,000 and $400,000 in fiscal 2012, 2011 and 2010, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2012, 2011, or 2010.

Deferred compensation plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contributions to this Plan were approximately $65,000, $60,000 and $69,000 in fiscal years 2012, 2011 and 2010, respectively.

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

Note 9 — Related Party Transactions

In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of the Company’s Vice President of Merchandising. During fiscal 2012, the Company’s purchases from this vendor totaled approximately $28.1 million, or 12.7% of total merchandise purchases. During fiscal 2011, the Company’s purchases from this vendor totaled approximately $25.1 million, or 12.0% of total merchandise purchases. During fiscal 2010, the Company’s purchases from this vendor totaled approximately $20.9 million, or 11% of total merchandise purchases. Included in cost of sales for fiscal years 2012, 2011, and 2010 were $26.7 million, $22.5 million, and $18.5 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $2.2 million as of February 2, 2013 and $1.9 million as of January 28, 2012. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 10 — Stock Repurchase Program

On August 19, 2011, the Company’s Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. Through February 2, 2013, the Company had repurchased and retired a total of approximately 3.4 million shares at an aggregate cost of $40 million, completing the original authorization. The Company’s Board of Directors has not authorized any additional repurchase program as of the date of this filing.

Note 11 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2012 and fiscal 2011 follow (in thousands, except per share amounts):

	Fiscal 2012 Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013 (1)
Total revenue	$97,788	$91,004	$96,688	$162,885
Gross profit	38,469	29,994	34,019	66,134
Operating income (loss)	3,170	(3,952)	(746)	23,056
Net income (loss)	1,955	(1,997)	(416)	14,253
Earnings (loss) per share:
Basic	0.11	(0.11)	(0.02)	0.83
Diluted	0.10	(0.11)	(0.02)	0.82

	Fiscal 2011 Quarter Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Total revenue	$94,403	$89,701	$97,071	$149,110
Gross profit	38,088	30,845	36,133	64,128
Operating income (loss)	5,166	(640)	1,924	24,055
Net income (loss)	3,170	(480)	1,247	15,178
Earnings (loss) per share:
Basic	0.16	(0.02)	0.06	0.80
Diluted	0.15	(0.02)	0.06	0.78

(1)	The quarter ended February 2, 2013, includes 14 weeks.

3. Exhibits: (see (b) below)

(b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit Number		Description

3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Current Report on Form 8-K dated May 7, 2010)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))

10.1*	—	Amended and Restated Credit Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the borrowers named therein, and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-k dated August 24, 2011)

10.2*	—	Amended and Restated Security Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the other guarantors named therein and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.2 to our Current Report on Form 8-k dated August 24, 2011)

10.3+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to our Form 8-K/A dated April 12, 2008)

10.4+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)

10.5+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)

10.6+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))

10.7+*	—	2002 Equity Incentive Plan (Exhibit 10.11 to Amendment No. 1 to 2002 Form S-1)

10.8*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)

10.9+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))

10.10+*	—	Form of Incentive Stock Option Agreement(Exhibit 10.2 to the October 2004 Form 10-Q)

10.11+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)

10.12*	—	First Amendment to Loan and Security Agreement dated as of August 6, 2007, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 10, 2007)

10.13*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))

10.14*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2007)

10.15+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

21.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Interactive Data File (Annual Report on form 10-K, for the year ended February 2, 2013, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S , INC.

By:	/s/ ROBERT E. ALDERSON
Robert E. Alderson
President and Chief Executive Officer

Date: April 18, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. ALDERSON	President and Chief Executive Officer, and Director	April 18, 2013
Robert E. Alderson	(Principal Executive Officer)

/s/ W. MICHAEL MADDEN	Senior Vice President and Chief Financial Officer	April 18, 2013
W. Michael Madden	(Principal Financial and Accounting Officer)

/s/ CARL KIRKLAND	Director	April 18, 2013
Carl Kirkland

/s/ STEVEN J. COLLINS	Director	April 18, 2013
Steven J. Collins

/s/ MILES KIRKLAND	Director	April 18, 2013
Miles Kirkland

/s/ R. WILSON ORR, III	Director	April 18, 2013
R. Wilson Orr, III

/s/ RALPH T. PARKS	Director	April 18, 2013
Ralph T. Parks

/s/ MURRAY M. SPAIN	Director	April 18, 2013
Murray M. Spain

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Annual Report on Form 10-K, for the year ended February 2, 2013, furnished in XBRL (eXtensible Business Reporting Language))