Form 10-Q
period 2013-05-04
KIRKLAND'S, INC
filed 2013-06-13
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2013,

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

Common Stock, no par value — 17,085,655 shares outstanding as of May 28, 2013.

KIRKLAND’S, INC.

Page
PART I — FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of May 4, 2013 (unaudited), February 2, 2013, and April 28, 2012 (unaudited)	3

Condensed Consolidated Statements of Income for the 13-week periods ended May 4, 2013 and April 28, 2012 (unaudited)	4

Condensed Consolidated Statement of Shareholders’ Equity for the 13-week period ended May 4, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the 13-week periods ended May 4, 2013 and April 28, 2012 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II — OTHER INFORMATION:

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 6. Exhibits	14

SIGNATURES	15

EXHIBIT 10.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

EXHIBIT 101

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 4, 2013 (Unaudited)	February 2, 2013	April 28, 2012 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,111	$67,797	$73,162
Inventories, net	47,889	49,577	47,484
Income taxes receivable	1,015	—	—
Deferred income taxes	1,638	1,602	1,725
Prepaid expenses and other current assets	6,576	9,370	8,118

Total current assets	131,229	128,346	130,489
Property and equipment, net	76,964	78,499	61,414
Non-current deferred income taxes	—	—	1,150
Other assets	1,680	1,559	1,496

Total assets	$209,873	$208,404	$194,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities: Accounts payable	$20,933	$21,642	$18,050
Income taxes payable	—	520	1,931
Accrued expenses	21,719	21,009	18,637

Total current liabilities	42,652	43,171	38,618
Deferred rent	38,572	39,303	34,369
Non-current deferred income taxes	3,057	3,128	—
Other liabilities	5,206	4,927	4,264

Total liabilities	89,487	90,529	77,251

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 4, 2013, February 2, 2013, or April 28, 2012, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,085,655; 17,078,092; and 18,170,236 shares issued and outstanding at May 4, 2013, February 2, 2013, and April 28, 2012, respectively	154,107	153,369	151,235
Accumulated deficit	(33,721)	(35,494)	(33,937)

Total shareholders’ equity	120,386	117,875	117,298

Total liabilities and shareholders’ equity	$209,873	$208,404	$194,549

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	May 4, 2013	April 28, 2012
Net sales	$101,233	$97,788
Cost of sales (exclusive of depreciation as shown below)	61,827	59,319

Gross profit	39,406	38,469
Operating expenses:
Compensation and benefits	19,928	19,296
Other operating expenses	12,851	12,988
Depreciation	3,791	3,015

Total operating expenses	36,570	35,299

Operating income	2,836	3,170
Interest expense, net	67	80
Other income, net	(61)	(83)

Income before income taxes	2,830	3,173
Income tax expense	1,057	1,218

Net income	$1,773	$1,955

Earnings per share:
Basic	$0.10	$0.11

Diluted	$0.10	$0.10

Weighted average shares for basic earnings per share:	17,083	18,269
Effect of dilutive stock equivalents	350	503

Adjusted weighted average shares for diluted earnings per share	17,433	18,772

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2013	17,078,092	$153,369	$(35,494)	$117,875
Exercise of employee stock options and employee stock purchases	7,563	75	—	75
Stock-based compensation expense	—	663	—	663
Net income	—	—	1,773	1,773

Balance at May 4, 2013	17,085,655	$154,107	$(33,721)	$120,386

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net income	$1,773	$1,955
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,791	3,015
Amortization of landlord construction allowances	(1,312)	(1,066)
Amortization of debt issue costs	19	19
Loss (gain) on disposal of property and equipment	66	(5)
Cash received for landlord construction allowances	2,653	1,271
Stock-based compensation expense	663	793
Excess tax benefits from exercise of stock options and restricted stock	—	(28)
Deferred income taxes	(107)	(110)
Changes in assets and liabilities:
Inventories, net	1,688	(178)
Prepaid expenses and other current assets	706	(485)
Other noncurrent assets	(140)	(212)
Accounts payable	(709)	(3,542)
Income taxes refundable / payable	(1,535)	(1,187)
Accrued expenses and other current and noncurrent liabilities	1,005	(2,973)

Net cash provided by (used in) operating activities	8,561	(2,733)

Cash flows from investing activities:
Capital expenditures	(2,322)	(4,109)

Net cash used in investing activities	(2,322)	(4,109)

Cash flows from financing activities:
Refinancing costs	—	(7)
Excess tax benefits from exercise of stock options and restricted stock	—	28
Exercise of stock options and employee stock purchases	75	65
Repurchase and retirement of common stock	—	(3,205)

Net cash provided by (used in) financing activities	75	(3,119)

Cash and cash equivalents:
Net increase (decrease)	6,314	(9,961)
Beginning of the period	67,797	83,123

End of the period	$74,111	$73,162

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 317 stores in 35 states as of May 4, 2013. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 18, 2013.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 4, 2013 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended May 4, 2013, the Company recorded an income tax expense of 37.3% of pre-tax income. In the prior year period, the Company recorded income tax expense of 38.4% of pre-tax income.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 709,000 and 440,000 shares for the 13-week periods ended May 4, 2013, and April 28, 2012, respectively.

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

No stock options or restricted stock units were granted during the 13-week periods ended May 4, 2013 or April 28, 2012. Total stock-based compensation expense (a component of compensation and benefits) was $663,000 for the 13-week period ended May 4, 2013, compared to $793,000 for the comparable prior year period. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended May 4, 2013 and April 28, 2012, purchases from this vendor totaled approximately $6.4 million, or 14% of total merchandise purchases, and $5.8 million, or 12% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended May 4, 2013 and April 28, 2012 were $6.2 million and $5.8 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $3.3 million and $800,000 as of May 4, 2013 and April 28, 2012, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, filed April 18, 2013. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 317 stores in 35 states as of May 4, 2013. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernible value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.

During the 13-week period ended May 4, 2013, we opened one new store and closed seven stores. The following table summarizes our stores and square footage under lease:

	As of May 4, 2013	As of April 28, 2012
Number of stores	317	297
Square footage	2,321,868	2,068,702
Average square footage per store	7,325	6,965

13-Week Period Ended May 4, 2013 Compared to the 13-Week Period Ended April 28, 2012

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 4, 2013		April 28, 2012		Change
	$	%	$	%	$	%
Net sales	$101,233	100.0%	$97,788	100.0%	$3,445	3.5%
Cost of sales	61,827	61.1%	59,319	60.7%	2,508	4.2%

Gross profit	39,406	38.9%	38,469	39.3%	937	2.4%
Operating expenses: Compensation and benefits	19,928	19.7%	19,296	19.7%	632	3.3%
Other operating expenses	12,851	12.7%	12,988	13.3%	(137)	(1.1%)
Depreciation	3,791	3.7%	3,015	3.1%	776	25.7%

Total operating expenses	36,570	36.1%	35,299	36.1%	1,271	3.6%
Operating income	2,836	2.8%	3,170	3.2%	(334)	(10.5%)
Interest expense, net	67	0.1%	80	0.1%	(13)	(16.3%)
Other income, net	(61)	(0.1%)	(83)	(0.1%)	22	(26.5%)

Income before income taxes	2,830	2.8%	3,173	3.2%	(343)	(10.8%)
Income tax expense	1,057	1.0%	1,218	1.2%	(161)	(13.2%)

Net income	$1,773	1.8%	$1,955	2.0%	$(182)	(9.3%)

Net sales. Net sales increased 3.5% to $101.2 million for the first fiscal quarter of 2013 compared to $97.8 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $5.6 million. This increase in net sales was offset by a decline in comparable store sales, including e-Commerce sales, of 2.3%, accounting for a $2.1 million decline versus the prior year quarter. Comparable store sales decreased 1.2% in the prior year period. The e-Commerce business was up 19.1% versus the prior year period, while comparable store sales at brick-and-mortar stores were down 3.1%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in number of transactions, partially offset by a slight increase in the average ticket. The decrease in transactions resulted from a decline in traffic, partially offset by an increase in conversion. The increase in the average ticket reflected an increase in items sold per transaction, offset partially by a decline in average retail selling price. The merchandise categories contributing most to the comparable store sales decline were art, furniture and frames.

Gross profit. Gross profit as a percentage of net sales decreased from 39.3% in the first quarter of 2012 to 38.9% in the first quarter of 2013. The overall decline in gross profit margin was primarily due to a lower merchandise margin which decreased from 55.5% in the first quarter of fiscal 2012 to 55.1% in the first quarter of fiscal 2013. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program discounts. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin was primarily the result of higher inbound freight container rates, which accounted for a decrease in the margin of 1.0%. The decrease was partially offset by a reduction in promotional activity and markdowns. Store occupancy costs and outbound freight costs as a percentage of net sales were flat in the first quarter of 2013 as compared to the prior year period. Central distribution expenses increased slightly as a percentage of sales due to comparable store sales deleverage.

Compensation and benefits. Compensation and benefits expenses for stores decreased for the first quarter of fiscal 2013 as compared to the first quarter of 2012 due to better store-level payroll management. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to increased incentive pay accruals.

Other operating expenses. Other operating expenses decreased in dollars and as a percentage of net sales versus the prior year period due primarily to a reduction in marketing expenses.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades during fiscal 2012.

Income tax expense. We recorded income tax expense of approximately $1.1 million, or 37.3% of pre-tax income during the first quarter of fiscal 2013, versus approximately $1.2 million, or 38.4% of pre-tax income, in the prior year quarter.

Net income and earnings per share. As a result of the foregoing, we reported net income of $1.8 million, or $0.10 per diluted share, for the first quarter of fiscal 2013 as compared to net income of $2.0 million, or $0.10 per diluted share, for the first quarter of fiscal 2012.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores, distribution facilities and corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our credit facility.

Cash flows from operating activities. Net cash provided by operating activities was approximately $8.6 million for the first quarter of fiscal 2013, compared to net cash used in operating activities of $2.7 million for the first quarter of 2012. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash provided by operations as compared to the prior year period was primarily the result of better inventory control and an increase in tenant allowance collections, combined with increased accounts payable and accrued expense balances, due to timing of payments.

Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2013 consisted of $2.3 million in capital expenditures as compared to $4.1 million in capital expenditures for the prior year period. The capital expenditures in both periods primarily related to new store construction and information technology assets. During the first quarter of fiscal 2013, we opened one store compared to five stores during the first quarter of fiscal 2012. We expect that capital expenditures for all of fiscal 2013 will be approximately $20 to $23 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash provided by financing activities was approximately $75,000 for the first quarter of fiscal 2013, and related to the exercise of employee stock options as well as employee stock purchases. Net cash used in financing activities was approximately $3.1 million for the first quarter of fiscal 2012, and primarily related to the repurchase and retirement of common stock, partially offset by the exercise of employee stock options, employee stock purchases, and the related tax benefits.

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

As of May 4, 2013, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $31.1 million available for borrowing.

At May 4, 2013, our balance of cash and cash equivalents was approximately $74.1 million. We do not anticipate any borrowings under the credit facility during fiscal 2013. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the first quarter of fiscal 2013 and 2012, purchases from this vendor totaled approximately $6.4 million, or 14% of total merchandise purchases, and $5.8 million, or 12% of merchandise purchases, respectively. Included in cost of sales for the first quarter of fiscal 2013 and 2012 were $6.2 million and $5.8 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $3.3 million and $800,000 as of May 4, 2013 and April 28, 2012, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $800,000 at May 4, 2013.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2013. Refer to our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, for a summary of our critical accounting policies.

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

•	We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.

•	Our Results Could be Negatively Impacted if our Merchandise Offering Suffers a Substantial Impediment to its Reputation Due to Real or Perceived Quality Issues.

•	We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.

•	Product Liability Claims Could Adversely Affect Our Reputation.

•	Weather Conditions Could Adversely Affect Our Sales and/or Profitability by Affecting Consumer Shopping Patterns.

•	Our Performance May Be Affected by General Economic Conditions.

•	Changes in Accounting and Tax Rules and Regulations May Adversely Affect our Operating Results.

•	Our Freight Costs and thus Our Cost of Goods Sold are Impacted by Changes in Fuel Prices.

•	New Legal Requirements Could Adversely Affect Our Operating Results.

•	The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.

•	Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended February 2, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of May 4, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
10.1	Amended and Restated 2002 Equity Incentive Plan

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 4, 2013, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: June 13, 2013	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer (Principal Executive Officer)

Date: June 13, 2013	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Amended and Restated 2002 Equity Incentive Plan

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 4, 2013, furnished in XBRL (eXtensible Business Reporting Language))