Form 10-Q
period 2013-08-03
KIRKLAND'S, INC
filed 2013-09-12
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2013,

or

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

Common Stock, no par value — 17,248,310 shares outstanding as of August 29, 2013.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 3, 2013 (Unaudited)	February 2, 2013	July 28, 2012 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,489	$67,797	$49,614
Inventories, net	53,979	49,577	49,773
Income taxes receivable	4,164	—	3,727
Deferred income taxes	1,630	1,602	1,635
Prepaid expenses and other current assets	8,094	9,370	10,138

Total current assets	131,356	128,346	114,887
Property and equipment, net	77,537	78,499	68,840
Non-current deferred income taxes	—	—	1,086
Other assets	1,757	1,559	1,425

Total assets	$210,650	$208,404	$186,238

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,442	$21,642	$22,583
Income taxes payable	—	520	—
Accrued expenses	21,470	21,009	20,772

Total current liabilities	42,912	43,171	43,355
Deferred rent	38,222	39,303	35,545
Non-current deferred income taxes	3,074	3,128	—
Other liabilities	5,425	4,927	4,614

Total liabilities	89,633	90,529	83,514

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at August 3, 2013, February 2, 2013, or July 28, 2012, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,229,536; 17,078,092; and 17,061,615 shares issued and outstanding at August 3, 2013, February 2, 2013, and July 28, 2012, respectively	155,315	153,369	152,055
Accumulated deficit	(34,298)	(35,494)	(49,331)

Total shareholders’ equity	121,017	117,875	102,724

Total liabilities and shareholders’ equity	$210,650	$208,404	$186,238

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$97,123	$91,004	$198,356	$188,792
Cost of sales (exclusive of depreciation as shown below)	61,480	61,010	123,307	120,329

Gross profit	35,643	29,994	75,049	68,463
Operating expenses:
Compensation and benefits	19,926	18,733	39,854	38,029
Other operating expenses	12,841	12,008	25,692	24,996
Depreciation	3,950	3,205	7,741	6,220

Total operating expenses	36,717	33,946	73,287	69,245

Operating income (loss)	(1,074)	(3,952)	1,762	(782)
Interest expense, net	72	67	139	147
Other income, net	(53)	(45)	(114)	(128)

Income (loss) before income taxes	(1,093)	(3,974)	1,737	(801)
Income tax expense (benefit)	(516)	(1,977)	541	(759)

Net income (loss)	$(577)	$(1,997)	$1,196	$(42)

Earnings (loss) per share:
Basic	$(0.03)	$(0.11)	$0.07	$(0.00)

Diluted	$(0.03)	$(0.11)	$0.07	$(0.00)

Weighted average shares for basic earnings (loss) per share:	17,174	17,470	17,129	17,869
Effect of dilutive stock equivalents	—	—	406	—

Adjusted weighted average shares for diluted earnings (loss) per share	17,174	17,470	17,535	17,869

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2013	17,078,092	$153,369	$(35,494)	$117,875
Exercise of employee stock options and employee stock purchases	152,216	138	—	138
Tax benefit from exercise of stock options	—	922	—	922
Net share settlement of stock options	(111,772)	(506)	—	(506)
Issuance of restricted stock	111,000	—	—	—
Stock-based compensation expense	—	1,392	—	1,392
Net income	—	—	1,196	1,196

Balance at August 3, 2013	17,229,536	$155,315	$(34,298)	$121,017

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net income (loss)	$1,196	$(42)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	7,741	6,220
Amortization of landlord construction allowances	(2,804)	(2,167)
Amortization of debt issue costs	38	38
Loss on disposal of property and equipment	62	41
Cash received for landlord construction allowances	3,558	2,309
Stock-based compensation expense	1,392	1,456
Excess tax benefits from exercise of stock options and restricted stock	(922)	(120)
Deferred income taxes	(82)	44
Changes in assets and liabilities:
Inventories, net	(4,402)	(2,467)
Prepaid expenses and other current assets	(570)	(1,076)
Other noncurrent assets	(236)	(160)
Accounts payable	(200)	991
Income taxes receivable / payable	(3,762)	(6,753)
Accrued expenses and other current and noncurrent liabilities	970	(678)

Net cash provided by (used in) operating activities	1,979	(2,364)

Cash flows from investing activities:
Capital expenditures	(6,841)	(14,786)

Net cash used in investing activities	(6,841)	(14,786)

Cash flows from financing activities:
Refinancing costs	—	(7)
Excess tax benefits from exercise of stock options and restricted stock	922	120
Employee stock purchases	138	150
Repurchase and retirement of common stock	—	(16,622)
Cash used to settle withholding taxes on the vesting of restricted stock	(506)	—

Net cash provided by (used in) financing activities	554	(16,359)

Cash and cash equivalents:
Net decrease	(4,308)	(33,509)
Beginning of the period	67,797	83,123

End of the period	$63,489	$49,614

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 317 stores in 35 states as of August 3, 2013. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended August 3, 2013 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to, impairment assessments on long-lived assets, asset retirement obligations, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, employee bonus accruals, gift card breakage, customer loyalty program accruals and contingent liabilities.

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended August 3, 2013, the Company recorded an income tax benefit of 47.2% of the loss before income taxes. In the prior year period, the Company recorded an income tax benefit of 49.7% of the loss before income taxes. For the 26-week period ended August 3, 2013, the Company recorded an income tax expense of 31.1% of pre-tax income. In the prior year period, the Company recorded an income tax benefit of 94.8% of the loss before income taxes.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 1.7 million and 1.6 million shares for the 13-week periods ended August 3, 2013, and July 28, 2012, respectively, and 565,000 and 1.6 million shares for the 26-week periods ended August 3, 2013, and July 28, 2012, respectively.

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

The Company granted 200,000 stock options and 104,000 restricted stock units during the 13-week and 26-week periods ended August 3, 2013. This compares to 175,000 stock options and 94,000 restricted stock units granted in the 13-week and 26-week periods ended July 28, 2012. Total stock-based compensation expense (a component of compensation and benefits) was $729,000 for the 13-week period ended August 3, 2013, and $1.4 million for the 26-week period ended August 3, 2013, compared to $663,000 and $1.5 million, respectively, for the comparable prior year periods. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended August 3, 2013 and July 28, 2012, purchases from this vendor totaled approximately $7.0 million, or 14% of total merchandise purchases, and $5.6 million, or 11% of merchandise purchases, respectively. During the 26-week periods ended August 3, 2013 and July 28, 2012, purchases from this vendor totaled approximately $13.4 million, or 14% of total merchandise purchases, and $11.4 million, or 12% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended August 3, 2013 and July 28, 2012 were $6.0 million and $5.8 million, respectively, related to this vendor. Included in cost of sales for the 26-week periods ended August 3, 2013 and July 28, 2012 were $12.2 million and $11.6 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.4 million and $1.7 million as of August 3, 2013 and July 28, 2012, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 317 stores in 35 states as of August 3, 2013. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernible value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.

During the 13-week period ended August 3, 2013, we opened 6 new stores and closed 6 stores. The following table summarizes our stores and square footage under lease:

	As of August 3, 2013	As of July 28, 2012
Number of stores	317	302
Square footage	2,338,518	2,130,577
Average square footage per store	7,377	7,055

13-Week Period Ended August 3, 2013 Compared to the 13-Week Period Ended July 28, 2012

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	August 3, 2013		July 28, 2012		Change
	$	%	$	%	$	%
Net sales	$97,123	100.0%	$91,004	100.0%	$6,119	6.7%
Cost of sales	61,480	63.3%	61,010	67.0%	470	0.8%

Gross profit	35,643	36.7%	29,994	33.0%	5,649	18.8%
Operating expenses:
Compensation and benefits	19,926	20.5%	18,733	20.6%	1,193	6.4%
Other operating expenses	12,841	13.2%	12,008	13.2%	833	6.9%
Depreciation	3,950	4.1%	3,205	3.5%	745	23.2%

Total operating expenses	36,717	37.8%	33,946	37.3%	2,771	8.2%
Operating loss	(1,074)	(1.1)%	(3,952)	(4.3)%	2,878	(72.8)%
Interest expense, net	72	0.1%	67	0.1%	5	7.5%
Other income, net	(53)	(0.1)%	(45)	(0.0)%	(8)	17.8%

Loss before income taxes	(1,093)	(1.1)%	(3,974)	(4.4)%	2,881	(72.5)%
Income tax benefit	(516)	(0.5)%	(1,977)	(2.2)%	1,461	(73.9)%

Net loss	$(577)	(0.6)%	$(1,997)	(2.2)%	$1,420	(71.1)%

Net sales. Net sales increased 6.7% to $97.1 million for the second fiscal quarter of 2013 compared to $91.0 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $6.3 million. This increase in net sales was partially offset by a decline in comparable store sales, including e-commerce sales, of 0.2%, which offset the quarter-on-quarter increase by $175,000. Comparable store sales decreased 3.6% in the prior year period. E-commerce net sales were up 26% versus the prior year period, while comparable store sales at brick-and-mortar stores were down 1.3%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in the number of transactions, partially offset by an increase in the average ticket. The decrease in transactions resulted from a decline in traffic, partially offset by a slight increase in conversion. The increase in the average ticket reflected an increase in the average retail price per item. The merchandise categories contributing most to the comparable store sales decline were art, floral, and decorative accessories partially offset by improved performance in mirrors, lamps and ornamental wall décor.

Gross profit. Gross profit as a percentage of net sales increased from 33.0% in the second quarter of 2012 to 36.7% in the second quarter of 2013. The overall increase in gross profit margin was primarily due to a higher merchandise margin, which increased from 49.7% in the second quarter of fiscal 2012 to 53.4% in the second quarter of fiscal 2013. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program discounts. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of a reduction in promotional activity and markdowns, slightly offset by higher inbound freight costs. Store occupancy costs, outbound freight costs, and central distribution expenses as a percentage of net sales were essentially flat in the second quarter of 2013 as compared to the prior year period.

Compensation and benefits. Compensation and benefits expenses for stores increased in dollars for the second quarter of fiscal 2013 as compared to the second quarter of 2012 due to increase in the store count, but decreased as a percentage of net sales versus the prior year period as a result of better store-level payroll management. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to increased incentive pay accruals.

Other operating expenses. Other operating expenses increased in dollars versus the prior year period, but remained flat as a percentage of net sales. This is due primarily to a reduction in insurance claims and related costs, offset by an increase in advertising spend.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades during fiscal 2012.

Income tax expense. We recorded income tax benefit of approximately $516,000, or 47.2% of pre-tax loss during the second quarter of fiscal 2013, versus a tax benefit of approximately $2.0 million, or 49.7% of pre-tax loss, in the prior year quarter.

Net income and earnings per share. As a result of the foregoing, we reported net loss of $577,000, or $0.03 per diluted share, for the second quarter of fiscal 2013 as compared to net loss of $2.0 million, or $0.11 per diluted share, for the second quarter of fiscal 2012.

26-Week Period Ended August 3, 2013 Compared to the 26-Week Period Ended July 28, 2012

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	August 3, 2013		July 28, 2012		Change
	$	%	$	%	$	%
Net sales	$198,356	100.0%	$188,792	100.0%	$9,564	5.1%
Cost of sales	123,307	62.2%	120,329	63.7%	2,978	2.5%

Gross profit	75,049	37.8%	68,463	36.3%	6,586	9.6%
Operating expenses:
Compensation and benefits	39,854	20.1%	38,029	20.1%	1,825	4.8%
Other operating expenses	25,692	13.0%	24,996	13.2%	696	2.8%
Depreciation	7,741	3.9%	6,220	3.3%	1,521	24.5%

Total operating expenses	73,287	36.9%	69,245	36.7%	4,042	5.8%
Operating income (loss)	1,762	0.9%	(782)	(0.4)%	2,544	(325.3)%
Interest expense, net	139	0.1%	147	0.1%	(8)	(5.4)%
Other income, net	(114)	(0.1)%	(128)	(0.1)%	14	(10.9)%

Income (loss) before income taxes	1,737	0.9%	(801)	(0.4)%	2,538	(316.9)%
Income tax expense (benefit)	541	0.3%	(759)	(0.4)%	1,300	(171.3)%

Net income (loss)	$1,196	0.6%	$(42)	(0.0)%	$1,238	(2,947.6)%

Net sales. Net sales increased 5.1% to $198.4 million for the first half of fiscal 2013 compared to $188.8 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $11.9 million. This increase in net sales was partially offset by a decline in comparable store sales, including e-commerce sales, of 1.3%, which offset the year-over-year increase by $2.3 million. Comparable store sales decreased 2.4% in the prior year period. E-commerce net sales were up 22.6% versus the prior year period, while comparable store sales at brick-and-mortar stores were down 2.2%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in number of transactions, partially offset by an increase in the average ticket. The decrease in transactions resulted from a decline in traffic, partially offset by an increase in conversion. The increase in the average ticket reflected an increase in average retail selling price coupled with a slight increase in items sold per transaction. The merchandise categories contributing most to the comparable store sales decline were art, furniture, floral and frames and were partially offset by improved performance in mirrors and lamps.

Gross profit. Gross profit as a percentage of net sales increased from 36.3% in the first half of 2012 to 37.8% in the first half of 2013. The overall increase in gross profit margin was primarily due to a higher merchandise margin, which increased from 52.7% in the first half of fiscal 2012 to 54.3% in the first half of fiscal 2013. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program discounts. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of a reduction in promotional activity and markdowns, slightly offset by higher inbound freight costs. Store occupancy costs, outbound freight costs, and central distribution expenses as a percentage of net sales were essentially flat in the first half of 2013 as compared to the prior year period.

Compensation and benefits. Compensation and benefits expenses for stores increased in dollars as a result of an increase in store count, but remained flat for the first half of fiscal 2013 as compared to the first half of 2012 due to better store-level payroll management. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to increased incentive pay accruals.

Other operating expenses. Other operating expenses increased in dollars, but decreased as a percentage of net sales versus the prior year period due primarily to a reduction in insurance claims and related costs.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades during fiscal 2012.

Income tax expense. We recorded income tax expense of approximately $541,000, or 31.1% of pre-tax income during the first half of fiscal 2013, versus a tax benefit of approximately $759,000, or 94.8% of pre-tax loss, in the prior year period.

Net income and earnings per share. As a result of the foregoing, we reported net income of $1.2 million, or $0.07 per diluted share, for the first half of fiscal 2013 as compared to net loss of $42,000, or $0.00 per diluted share, for the first half of fiscal 2012.

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

Cash flows from operating activities. Net cash provided by operating activities was approximately $2.0 million for the first half of fiscal 2013, compared to net cash used in operating activities of $2.4 million for the first half of 2012. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash provided by operations as compared to the prior year period was primarily the result of improved operating performance and a $1.5 million decrease in income taxes paid, partially offset by higher inventory levels.

Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2013 consisted of $6.8 million in capital expenditures as compared to $14.8 million in capital expenditures for the prior year period. The capital expenditures in both periods primarily related to new store construction and information technology assets. During the first half of fiscal 2013, we opened six stores compared to 15 stores during the first half of fiscal 2012. We expect that capital expenditures for all of fiscal 2013 will be approximately $19 to $21 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash provided by financing activities was approximately $554,000 for the first half of fiscal 2013, and related to the exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits. Net cash used in financing activities was approximately $16.4 million for the first half of fiscal 2012, and primarily related to the repurchase and retirement of common stock.

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

As of August 3, 2013, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $35.1 million available for borrowing.

At August 3, 2013, our balance of cash and cash equivalents was approximately $63.5 million. We do not anticipate any borrowings under the credit facility during fiscal 2013. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the 13-week periods ended August 3, 2013 and July 28, 2012, purchases from this vendor totaled approximately $7.0 million, or 14% of total merchandise purchases, and $5.6 million, or 11% of merchandise purchases, respectively. During the 26-week periods ended August 3, 2013 and July 28, 2012, purchases from this vendor totaled approximately $13.4 million, or 14% of total merchandise purchases, and $11.4 million, or 12% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended August 3, 2013 and July 28, 2012 were $6.0 million and $5.8 million, respectively, related to this vendor. Included in cost of sales for the 26-week periods ended August 3, 2013 and July 28, 2012 were $12.2 million and $11.6 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.4 million and $1.7 million as of August 3, 2013 and July 28, 2012, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $1.2 million at August 3, 2013.

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

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of August 3, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 3, 2013, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 12, 2013	KIRKLAND’S, INC.

/s/ Robert E. Alderson
Robert E. Alderson President and Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2013	/s/ W. Michael Madden
W. Michael Madden Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 3, 2013, furnished in XBRL (eXtensible Business Reporting Language))