Form 10-Q
period 2013-11-02
KIRKLAND'S, INC
filed 2013-12-12
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2013,

or

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

Common Stock, no par value — 17,296,709 shares outstanding as of December 6, 2013.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 2, 2013 (Unaudited)	February 2, 2013	October 27, 2012 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,634	$67,797	$34,339
Inventories, net	68,833	49,577	64,191
Income taxes receivable	4,491	—	4,479
Deferred income taxes	1,687	1,602	1,497
Prepaid expenses and other current assets	7,989	9,370	9,917

Total current assets	137,634	128,346	114,423
Property and equipment, net	79,664	78,499	76,004
Non-current deferred income taxes	—	—	803
Other assets	1,823	1,559	1,457

Total assets	$219,121	$208,404	$192,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,751	$21,642	$27,793
Income taxes payable	—	520	—
Accrued expenses	23,886	21,009	19,874

Total current liabilities	48,637	43,171	47,667
Deferred rent	38,906	39,303	37,490
Non-current deferred income taxes	2,966	3,128	—
Other liabilities	5,406	4,927	4,593

Total liabilities	$95,915	$90,529	$89,750

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at November 2, 2013, February 2, 2013, or October 27, 2012, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,282,395; 17,078,092; and 17,070,553 shares issued and outstanding at November 2, 2013, February 2, 2013, and October 27, 2012, respectively	156,496	153,369	152,684
Accumulated deficit	(33,290)	(35,494)	(49,747)

Total shareholders’ equity	123,206	117,875	102,937

Total liabilities and shareholders’ equity	$219,121	$208,404	$192,687

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$106,134	$96,688	$304,490	$285,480
Cost of sales	64,999	62,669	188,306	182,998

Gross profit	41,135	34,019	116,184	102,482
Operating expenses:
Compensation and benefits	21,431	19,152	61,285	57,181
Other operating expenses	13,961	12,491	39,653	37,487
Depreciation	4,049	3,122	11,790	9,342

Total operating expenses	39,441	34,765	112,728	104,010

Operating income (loss)	1,694	(746)	3,456	(1,528)
Interest expense, net	70	70	209	217
Other income, net	(58)	(51)	(172)	(179)

Income (loss) before income taxes	1,682	(765)	3,419	(1,566)
Income tax expense (benefit)	674	(349)	1,215	(1,108)

Net income (loss)	$1,008	$(416)	$2,204	$(458)

Earnings (loss) per share:
Basic	$0.06	$(0.02)	$0.13	$(0.03)

Diluted	$0.06	$(0.02)	$0.13	$(0.03)

Weighted average shares for basic earnings (loss) per share:	17,269	17,067	17,176	17,602
Effect of dilutive stock equivalents	494	—	435	—

Adjusted weighted average shares for diluted earnings (loss) per share	17,763	17,067	17,611	17,602

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2013	17,078,092	$153,369	$(35,494)	$117,875
Exercise of employee stock options and employee stock purchases	299,004	209	—	209
Tax benefit from exercise of stock options	—	1,464	—	1,464
Net share settlement of stock options	(205,701)	(658)	—	(658)
Issuance of restricted stock	111,000	—	—	—
Stock-based compensation expense	—	2,112	—	2,112
Net income	—	—	2,204	2,204

Balance at November 2, 2013	17,282,395	$156,496	$(33,290)	$123,206

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net income (loss)	$2,204	$(458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	11,790	9,342
Amortization of landlord construction allowances	(4,330)	(2,993)
Amortization of debt issue costs	58	57
Gain (loss) on disposal of property and equipment	109	(35)
Cash received for landlord construction allowances	5,825	5,393
Stock-based compensation expense	2,112	2,085
Excess tax benefits from exercise of stock options and restricted stock	(1,464)	(46)
Deferred income taxes	(247)	465
Changes in assets and liabilities:
Inventories, net	(19,256)	(16,885)
Prepaid expenses and other current assets	(482)	(852)
Other noncurrent assets	(322)	(212)
Accounts payable	3,109	6,201
Income taxes receivable	(3,547)	(7,579)
Accrued expenses and other current and noncurrent liabilities	3,327	(1,913)

Net cash used in operating activities	(1,114)	(7,430)

Cash flows from investing activities:
Capital expenditures	(13,064)	(24,996)

Net cash used in investing activities	(13,064)	(24,996)

Cash flows from financing activities:
Refinancing costs	—	(6)
Excess tax benefits from exercise of stock options and restricted stock	1,464	46
Employee stock purchases	209	224
Repurchase and retirement of common stock	—	(16,622)
Cash used to settle withholding taxes on the vesting of restricted stock	(658)	—

Net cash provided by (used in) financing activities	1,015	(16,358)

Cash and cash equivalents:
Net decrease	(13,163)	(48,784)
Beginning of the period	67,797	83,123

End of the period	$54,634	$34,339

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 323 stores in 35 states as of November 2, 2013. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended November 2, 2013 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended November 2, 2013, the Company recorded an income tax expense of 40.1% of pre-tax income. In the prior year period, the Company recorded an income tax benefit of 45.6% of the loss before income taxes. During the 13-week period ended October 27, 2012, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of approximately $205,000. For the 39-week period ended November 2, 2013, the Company recorded an income tax expense of 35.5% of pre-tax income. In the prior year period, the Company recorded an income tax benefit of 70.8% of the loss before income taxes. In addition to the activity noted in the prior year period, during the 13-week period ended July 28, 2012, the Company recorded state and federal employment tax credits totaling approximately $400,000 that related to prior year periods and in excess of previous estimates.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock. Stock options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive were 425,000 and 1.7 million shares for the 13-week periods ended November 2, 2013, and October 27, 2012, respectively, and 518,000 and 1.7 million shares for the 39-week periods ended November 2, 2013, and October 27, 2012, respectively.

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

The Company granted 200,000 stock options and 104,000 restricted stock units during the 39-week period ended November 2, 2013. This compares to 175,000 stock options and 94,000 restricted stock units granted in the 39-week period ended October 27, 2012. Total stock-based compensation expense (a component of compensation and benefits) was $720,000 for the 13-week period ended November 2, 2013, and $2.1 million for the 39-week period ended November 2, 2013, compared to $630,000 and $2.1 million, respectively, for the comparable prior year periods. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended November 2, 2013 and October 27, 2012, purchases from this vendor totaled approximately $9.7 million, or 15.3% of total merchandise purchases, and $8.3 million, or 13.5% of merchandise purchases, respectively. During the 39-week periods ended November 2, 2013 and October 27, 2012, purchases from this vendor totaled approximately $23.1 million, or 14.4% of total merchandise purchases, and $19.7 million, or 12.4% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended November 2, 2013 and October 27, 2012 were $6.4 million and $5.3 million, respectively, related to this vendor. Included in cost of sales for the 39-week periods ended November 2, 2013 and October 27, 2012 were $18.5 million and $16.9 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.2 million and $3.7 million as of November 2, 2013 and October 27, 2012, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 323 stores in 35 states as of November 2, 2013. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection at prices which provide discernible value to the customer. Our stores offer a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise.

During the 13-week period ended November 2, 2013, we opened 9 new stores and closed 3 stores. The following table summarizes our stores and square footage under lease:

	As of November 2, 2013	As of October 27, 2012
Number of stores	323	308
Square footage	2,387,942	2,201,060
Average square footage per store	7,393	7,146

13-Week Period Ended November 2, 2013 Compared to the 13-Week Period Ended October 27, 2012

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	November 2, 2013		October 27, 2012		Change
	$	%	$	%	$	%
Net sales	$106,134	100.0%	$96,688	100.0%	$9,446	9.8%
Cost of sales	64,999	61.2%	62,669	64.8%	2,330	3.7%

Gross profit	41,135	38.8%	34,019	35.2%	7,116	20.9%
Operating expenses:
Compensation and benefits	21,431	20.2%	19,152	19.8%	2,279	11.9%
Other operating expenses	13,961	13.2%	12,491	12.9%	1,470	11.8%
Depreciation	4,049	3.8%	3,122	3.2%	927	29.7%

Total operating expenses	39,411	37.2%	34,765	36.0%	4,646	13.4%
Operating income (loss)	1,694	1.6%	(746)	(0.8%)	2,440	(327.1%)
Interest expense, net	70	0.1%	70	0.1%	—	0.0%
Other income, net	(58)	(0.1%)	(51)	(0.1%)	(7)	13.7%

Income (loss) before income taxes	1,682	1.6%	(765)	(0.8%)	2,447	(319.9%)
Income tax expense (benefit)	674	0.6%	(349)	(0.4%)	1,023	(293.1%)

Net income (loss)	$1,008	0.9%	$(416)	(0.4%)	$1,424	(342.3%)

Net sales. Net sales increased 9.8% to $106.1 million for the third fiscal quarter of 2013 compared to $96.7 million for the prior year period. The impact of net new store growth contributed to an increase in net sales of $5.0 million during the quarter. An increase in comparable store sales, including e-commerce sales, of 4.9%, contributed an increase over the prior year quarter of $4.4 million. Comparable store sales decreased 4.7% in the third quarter of fiscal 2012. For the third fiscal quarter of 2013, E-commerce sales were up 34% versus the prior year period accompanied by an increase in comparable store sales at brick-and-mortar stores of 3.7%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the average ticket combined with a slight increase in the number of transactions. The increase in the average ticket reflected an increase in the average retail price per item, partially offset by a small decline in items per transaction. The increase in transactions resulted from an increase in conversion, partially offset by a slight decline in traffic. The E-commerce increase was driven by an increase in site visits and average order size. The merchandise categories contributing most to the comparable store sales increase were holiday, mirrors, wall décor, textiles, and housewares, partially offset by declines in art, frames, and floral.

Gross profit. Gross profit as a percentage of net sales increased to 38.8% in the third quarter of 2013 from 35.2% in the third quarter of 2012. The overall increase in gross profit margin was primarily due to a higher merchandise margin, which increased to 55.2% in the third quarter of fiscal 2013 from 52.1% in the third quarter of fiscal 2012. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program discounts. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of a reduction in promotional activity and markdowns coupled with lower inbound freight costs. Store occupancy costs and central distribution expenses as a percentage of net sales were down in the third quarter of 2013 as compared to the prior year period due to leverage from higher comparable store sales. Outbound freight costs for the same period were up slightly, primarily due to an increase in shipping costs for e-Commerce.

Compensation and benefits. Compensation and benefits expenses for stores increased in dollars due to an increased store count but decreased as a percentage of net sales from better store-level payroll management for the third quarter of fiscal 2013 as compared to the third quarter of 2012. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to increased incentive pay accruals.

Other operating expenses. Other operating expenses increased in dollars and as a percentage of net sales. This is primarily due to an approximate $1 million increase in advertising spend over the prior year quarter, as we continue to invest in and expand our branding activities. Excluding advertising expense, the remaining operating expenses decreased as a percentage of sales compared to the prior year quarter.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades during fiscal 2012.

Income tax expense. We recorded income tax expense of approximately $674,000, or 40.1% of pre-tax income during the third quarter of fiscal 2013, versus a tax benefit of approximately $349,000, or 45.6% of pre-tax loss, in the prior year quarter. During the 13-week period ended October 27, 2012, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of approximately $205,000.

Net income and earnings per share. As a result of the foregoing, we reported net income of $1.0 million, or $0.06 per diluted share, for the third quarter of fiscal 2013 as compared to net loss of $416,000, or ($0.02) per diluted share, for the third quarter of fiscal 2012.

39-week Period Ended November 2, 2013 Compared to the 39-week Period Ended October 27, 2012

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-week Period Ended
	November 2, 2013		October 27, 2012		Change
	$	%	$	%	$	%
Net sales	$304,490	100.0%	$285,480	100.0%	$19,010	6.7%
Cost of sales	188,306	61.8%	182,998	64.1%	5,308	2.9%

Gross profit	116,184	38.2%	102,482	35.9%	13,702	13.4%
Operating expenses:
Compensation and benefits	61,285	20.1%	57,181	20.0%	4,104	7.2%
Other operating expenses	39,653	13.0%	37,487	13.1%	2,166	5.8%
Depreciation	11,790	3.9%	9,342	3.3%	2,448	26.2%

Total operating expenses	112,728	37.0%	104,010	36.4%	8,718	8.4%
Operating income (loss)	3,456	1.1%	(1,528)	(0.5%)	4,984	(326.2%)
Interest expense, net	209	0.1%	217	0.1%	(8)	(3.7%)
Other income, net	(172)	(0.1%)	(179)	(0.1%)	7	(3.9%)

Income (loss) before income taxes	3,419	1.1%	(1,566)	(0.5%)	4,985	(318.3%)
Income tax expense (benefit)	1,215	0.4%	(1,108)	(0.4%)	2,323	(209.7%)

Net income (loss)	$2,204	0.7%	$(458)	(0.2%)	$2,662	(581.2%)

Net sales. Net sales increased 6.7% to $304.5 million for the first three quarters of fiscal 2013 compared to $285.5 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $16.9 million. This increase in net sales was also attributable to an increase in comparable store sales, including e-commerce sales, of 0.8%, which aided the year-over-year increase by $2.1 million. Comparable store sales decreased 3.2% in the prior year period. For the first three quarters of fiscal 2013, E-commerce sales were up 26.6% versus the prior year period, while comparable store sales at brick-and-mortar stores were down 0.2%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in number of transactions, partially offset by an increase in the average ticket. The decrease in transactions resulted from a decline in traffic, partially offset by an increase in conversion. The increase in the average ticket reflected an increase in average retail selling price coupled with a slight increase in items sold per transaction. The E-commerce increase was driven by an increase in site visits and slight increase in average order size. The merchandise categories contributing most to the comparable store sales increase were holiday, mirrors, and ornamental wall décor, and were partially offset by decreased performance in art, floral, and frames.

Gross profit. Gross profit as a percentage of net sales increased to 38.2% in the first three quarters of 2013 from 35.9% in the first three quarters of 2012. The overall increase in gross profit margin was primarily due to a higher merchandise margin, which increased to 54.6% in the first three quarters of fiscal 2013 from 52.5% in the first three quarters of fiscal 2012.

Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program discounts. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of a reduction in promotional activity and markdowns, slightly offset by higher inbound freight costs. Store occupancy costs, outbound freight costs, and central distribution expenses as a percentage of net sales were essentially flat in the first three quarters of 2013 as compared to the prior year period.

Compensation and benefits. Compensation and benefits expenses for stores increased in dollars as a result of an increase in store count but decreased as a percentage of net sales from better store-level payroll management for the first three quarters of fiscal 2013 as compared to the first three quarters of 2012. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to increased incentive pay accruals.

Other operating expenses. Other operating expenses increased in dollars but decreased slightly as a percentage of net sales versus the prior year period. The third quarter of fiscal 2013 had approximately $1 million in increased advertising spend over the prior year quarter, as we continue to invest in and expand our branding activities.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades during fiscal 2012.

Income tax expense. We recorded income tax expense of approximately $1.2 million, or 35.5% of pre-tax income during the first three quarters of fiscal 2013, versus a tax benefit of approximately $1.1 million, or 70.8% of pre-tax loss, in the prior year period. During the 13-week period ended October 27, 2012, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of approximately $205,000. In addition to the activity noted in the prior year period, during the 13-week period ended July 28, 2012, the Company recorded state and federal employment tax credits totaling approximately $400,000 that related to prior year periods and in excess of previous estimates.

Net income and earnings per share. As a result of the foregoing, we reported net income of $2.2 million, or $0.13 per diluted share, for the first three quarters of fiscal 2013 as compared to net loss of $458,000, or ($0.03) per diluted share, for the first three quarters of fiscal 2012.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $1.1 million for the first three quarters of fiscal 2013, compared to net cash used in operating activities of $7.4 million for the first three quarters of 2012. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of improved operating performance, a $1.5 million decrease in income taxes paid and an increase in accrued expenses, partially offset by higher inventory levels and lower accounts payable. The increase in accrued expenses is primarily attributable to $2.0 million of incentive pay accruals that were not present in the prior year period. The decrease in accounts payable is primarily due to the timing of our inventory receipt flow this year versus the prior period.

Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2013 consisted of $13.0 million in capital expenditures as compared to $25.0 million in capital expenditures for the prior year period. The capital expenditures in both periods primarily related to new store construction and information technology assets. During the first three quarters of fiscal 2013, we opened 16 stores compared to 25 stores during the first three quarters of fiscal 2012. We expect that capital expenditures for all of fiscal 2013 will be approximately $18 to $19 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash provided by financing activities was approximately $1.0 million for the first three quarters of fiscal 2013, and related to the exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits. Net cash used in financing activities was approximately $16.4 million for the first three quarters of fiscal 2012, and primarily related to the repurchase and retirement of common stock.

Revolving credit facility. On August 19, 2011, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”), replacing our prior credit agreement entered into in 2004. The Credit Agreement increased our senior secured revolving credit facility from $45 million to $50 million and extended the maturity date to August 2016. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. Additionally, a fee of 0.375% per annum is assessed on the unused portion of the facility.

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

Also on August 19, 2011, we entered into an Amended and Restated Security Agreement with our Lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreement.

As of November 2, 2013, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $50.0 million available for borrowing.

At November 2, 2013, our balance of cash and cash equivalents was approximately $54.6 million. We do not anticipate any borrowings under the credit facility during fiscal 2013. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the 13-week periods ended November 2, 2013 and October 27, 2012, purchases from this vendor totaled approximately $9.7 million, or 15.3% of total merchandise purchases, and $8.3 million, or 13.5% of merchandise purchases, respectively. During the 39-week periods ended November 2, 2013 and October 27, 2012, purchases from this vendor totaled approximately $23.1 million, or 14.4% of total merchandise purchases, and $19.7 million, or 12.4% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended November 2, 2013 and October 27, 2012 were $6.4 million and $5.3 million, respectively, related to this vendor. Included in cost of sales for the 39-week periods ended November 2, 2013 and October 27, 2012 were $18.5 million and $16.9 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.2 million and $3.7 million as of November 2, 2013 and October 27, 2012, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $1.2 million at November 2, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of November 2, 2013 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended November 2, 2013, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: December 12, 2013	/s/ Robert E. Alderson
Robert E. Alderson
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 12, 2013	/s/ W. Michael Madden
W. Michael Madden
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended November 2, 2013, furnished in XBRL (eXtensible Business Reporting Language))