Form 10-K
period 2014-02-01
KIRKLAND'S, INC
filed 2014-04-17
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 3, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $260,726,965 based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of April 1, 2014, there were 17,309,422 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 11, 2014, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

		Page
Forward-Looking Statements		3

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	33
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	34

PART III
Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence	35
Item 14.	Principal Accountant Fees and Services	35

PART IV
Item 15.	Exhibits and Financial Statement Schedules	36
	Reports of Independent Registered Public Accounting Firm	37
	Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013	39
	Consolidated Statements of Income for the 52 Weeks Ended February 1, 2014, the 53 Weeks Ended February 2, 2013, and the 52 Weeks Ended January 28, 2012	40
	Consolidated Statements of Changes in Shareholders’ Equity for the 52 Weeks Ended February 1, 2014, the 53 Weeks Ended February 2, 2013, and the 52 Weeks Ended January 28, 2012	41
	Consolidated Statements of Cash Flows for the 52 Weeks Ended February 1, 2014, the 53 Weeks Ended February 2, 2013, and the 52 Weeks Ended January 28, 2012	42
	Notes to Consolidated Financial Statements	43
	Exhibits	52
Signatures		53
Index of Exhibits Filed with this Annual Report on Form 10-K		54

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 324 stores in 35 states as of February 1, 2014, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

Business Strategy

Our goal is to be the leading specialty retailer of home décor and accessories in each of our markets. We believe the following elements of our business strategy both differentiate us from our competitors and position us for growth:

Product Mix Differentiation. While our stores contain items covering a broad range of complementary product categories, we emphasize traditionally-styled, high quality merchandise within each category, striving to combine steady-selling, everyday “core” items with trend-appropriate fashion and seasonal items. Our buyers work closely with our merchandise vendors to identify and develop stylish products that appeal to a broad base of customers while reflecting the latest trends. These products are often proprietary, the result of the development collaboration between our buyers and our vendors. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customers. For these reasons, we believe our buying process yields a merchandise assortment that is differentiated from our competition. We also test-market products where appropriate and monitor individual item sales, which enables us to identify and quickly reorder bestselling items in order to maximize sales.

Ever-changing merchandise mix. We believe our ever-changing merchandise mix creates an inviting store environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is traditionally-styled for broad market appeal, yet it reflects an understanding of our customer’s desire for fashion and novelty. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, our inventory turns rapidly and we actively change our merchandise throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.

Stimulating store experience. Through our in-store visual presentation, marketing and promotions, and customer service, we seek to make customers feel welcome and “at home”. Our merchandise presentation effort is geared toward helping our customers visualize our products in their own homes and inspire decorating and gift-giving ideas. We creatively group complementary merchandise throughout the store. We believe this cross-category merchandising encourages customers to browse for longer periods of time, promoting add-on sales. We adjust our visual presentation frequently to take advantage of sales trends, enhance our ever-changing merchandise mix, and support our promotional strategies. Our store associates support this environment through their engagement with our customers, knowledge of our products, and passion for customer service.

Strong value proposition. Our customers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores or through other retail channels. This strategy of providing a combination of style, quality and value is an important element in making Kirkland’s a destination store. While we carry some items in our stores that sell for several hundred dollars, most items sell for under $20 and are perceived by our customers as very affordable home décor, accessories and gifts. Our longstanding relationships with vendors and our ability to place and sell-through large orders of a single item enhance our ability to attain favorable product pricing from vendors.

Broad market appeal. Our stores operate successfully across different geographic regions and market sizes. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within the target markets where our customers live and shop. In addition to our stores, we sell direct-to-customer (“DTC”) and facilitate orders for in-store pickup (“ISP”) through our website at www.kirklands.com. We view our on-line channel as a crucial part of our overall business strategy, allowing us to introduce our concept to new customers and complement our “brick-and-mortar” business for a true multi-channel brand experience.

Brick-and-mortar store growth. With only 324 stores in 35 states as of the end of fiscal 2013, we view expansion of our physical store locations as a large opportunity for growth. During fiscal 2014, we expect to increase our total retail square footage by approximately 10%, focusing on locations in existing, underpenetrated markets as well as selected new geographic markets within the continental United States. In addition to infill opportunities in some of our core markets such as Texas and the Southeast, we see further expansion into California, the Mid-Atlantic and the population centers of the Midwest as our best areas for growth in the next three years. We expect to open 35 to 40 new locations during fiscal 2014, and expect to close approximately 10 to 15 locations. The new store openings during fiscal 2014 will be weighted toward the back half of the year while the closings will be weighted toward the first half of the year.

e-Commerce growth. As customers increasingly turn to the web for their shopping, we expect our e-Commerce channel to provide another growth opportunity. In addition to capturing additional market share by attracting new customers via the website, we plan to use the on-line channel to enhance the brick-and-mortar store experience. We are embarking on investments in order management technology, chain-wide inventory visibility, and store-level mobile technology to support the blending of the two channels into one unique brand experience. For fiscal 2013, our e-Commerce channel (DTC and ISP) accounted for approximately $20.3 million in revenue, or about 4.4% of our total revenue, a 28% increase over fiscal 2012. We expect a similar growth rate in fiscal 2014, as we continue to leverage new capabilities being installed throughout the year.

Merchandising

Merchandising strategy. Our merchandising strategy is to (i) offer unique, distinctive and often exclusive, high quality home décor products and gifts at affordable prices representing great value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of core items within targeted categories, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas and encourages frequent store visits.

Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best or slow sellers. This daily sales and product margin information helps us to maximize the productivity of successful products and categories, and minimize the accumulation of slow-moving inventory. The composition of our merchandise assortment is relatively consistent across the chain. We address regional differences where applicable by tailoring inventories to geographic considerations and specific store sales results in selected categories and classes of product.

We continuously introduce new and often exclusive products to our merchandise assortment in order to (i) maintain customer interest by providing freshness in our product selections, encouraging frequent return visits to our stores and website, (ii) enhance our reputation as a source for identifying and developing high quality, fashionable products, and (iii) allow merchandise which has peaked in sales to be quickly discontinued and replaced by new items. In addition, we strategically manage the selling space devoted to gifts and holiday merchandise throughout the year. Our flexible store design and display fixtures allow us to adjust our selling space as needed to capitalize on sales trends.

Our average store generally carries approximately 4,000 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item, therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. We purchase merchandise from approximately 250 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide the opportunity to improve our net sales and gross margin.

Product assortment. Our major merchandise categories include wall décor (framed art, mirrors and other wall ornaments), lamps, decorative accessories, accent furniture, textiles, holiday, fragrance and accessories, frames, housewares, impulse and personal accessories, outdoor accessories, and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving.

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2013	Fiscal 2012	Fiscal 2011
Wall Décor (including framed art, mirrors, and other wall ornaments)	33%	32%	31%
Holiday	11	10	9
Accent Furniture	10	10	10
Decorative Accessories	9	10	11
Fragrance and Accessories	8	8	7
Lamps	7	7	7
Textiles	6	5	6
Impulse and Personal Accessories	4	5	4
Floral	4	4	4
Frames	3	4	5
Housewares	3	3	4
Outdoor Living	2	2	2

Total	100%	100%	100%

Value proposition. We continually strive to increase the perceived value of Kirkland’s products to our customers through our distinctive merchandising, carefully coordinated in-store signage, visual presentation and product packaging. Our shoppers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores, through catalogs, or on the Internet. Our stores typically have two major semi-annual sale events, one in January and one in July. We also use temporary promotions throughout the year featuring specific items or categories of merchandise. We believe our value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.

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

Each of our stores is internally classified for merchandising purposes based on certain criteria including sales volume, size, location and historical performance. Although our stores carry similar merchandise, the variety and depth of products in a given store may vary depending on the store’s rank and classification. Where applicable, inventory purchases and allocation are also tailored based on regional or demographic differences between stores in selected categories.

Store Operations

General. In addition to corporate management and three Regional Directors, approximately 22 Multi-Unit Managers (who generally have responsibility for approximately 10-16 stores within a geographic district) manage store operations. A Store Manager and one to three Assistant Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates seven days a week with an average of 12 to 14 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

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

Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, our success depends on our ability to promote and/or recruit qualified Multi-Unit and Store Managers and maintain quality full-time and part-time employees. Multi-Unit Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new associates, assisted where appropriate by a Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s. All Employees are trained utilizing the “8 Steps to Success” training program. Multi-Unit Managers and Store Managers receive an additional 5 to 10 days of training at a designated “training store” at which they work directly with a qualified Training Store Manager.

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

Real Estate

Strategy. Our real estate strategy is to identify dominant retail properties that are convenient and attractive to our target female customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets such as Houston, Texas and Atlanta, Georgia; middle markets such as Birmingham, Alabama, and Fresno, California; and smaller markets such as Lafayette, Louisiana, and Amarillo, Texas. As we execute our store growth strategy, we are increasingly focused on under-penetrated markets in the United States such as the Mid-Atlantic states, California and the Midwest to provide us with the unit growth to achieve our goals.

Formats. We operate stores in a variety of off-mall venues and enclosed malls. As of February 1, 2014, we operated 32 stores in enclosed malls, of which seven were outward-facing, and 292 stores in off-mall venues. Off-mall stores included 268 in “power” strip centers and “lifestyle” centers, 8 in outlet centers and 16 freestanding locations. The average size of the new stores we opened in fiscal 2013 was approximately 8,000 square feet, and we currently expect our fiscal 2014 new stores to be primarily in off-mall shopping centers of similar average size.

Site selection. Our site selection strategy is to locate our stores in venues which are destinations for large numbers of shoppers and which reinforce our image and brand. To assess potential new locations, we review financial and demographic criteria and infrastructure for access. We also analyze the quality and relative location of co-tenants and competitive factors, square footage availability, frontage space and other relevant criteria to determine the overall acceptability of a property and the optimal locations within it.

The following table provides a history of our store openings and closings by venue for the last five fiscal years.

	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2009
Mall
Stores open at beginning of period	42	50	59	66	91
Store openings	1	2	3	2	—
Store closings	(11)	(10)	(12)	(9)	(25)

Stores open at end of period	32	42	50	59	66
Off-Mall
Stores open at beginning of period	281	259	241	213	208
Store openings	23	40	31	36	18
Store closings	(12)	(18)	(13)	(8)	(13)

Stores open at end of period	292	281	259	241	213
Total
Stores open at beginning of period	323	309	300	279	299
Store openings	24	42	34	38	18
Store closings	(23)	(28)	(25)	(17)	(38)

Stores open at end of period	324	323	309	300	279

Distribution and Logistics

We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach encompasses all parts of the supply chain, from the manufacturer overseas to the store selling floor. Our 771,000-square-foot distribution center in Jackson, Tennessee was built to our specifications in May 2004, and our custom warehouse management system and material handling equipment streamline the flow of goods within the distribution center. For the foreseeable future, we believe our current distribution infrastructure is adequate to support our operational needs.

We currently utilize third-party carriers to transport merchandise from our distribution center to our stores. Approximately 98% of our stores utilize direct, full truckload deliveries, which results in lower distribution costs and allows our field personnel to better schedule store associates for the receiving process. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors.

Our distribution facility is also used as a fulfillment center for e-commerce orders. We currently use approximately 100,000 square feet of the building to support the pick-and-pack operation used in e-commerce fulfillment. Due to the anticipated growth in the e-commerce business, we spent approximately $1.1 million in capital improvements during fiscal 2012 to expand the e-commerce space, as well as support the increase in store count. These improvements consisted of the reconfiguration of certain areas of the distribution center to generate additional space for e-commerce, streamlining of the sortation systems for the “brick-and-mortar” business, and offloading other processes such as new store staging and data storage to other, more cost-effective solutions. We continue to evaluate the impact of our multi-channel strategies on the supply chain, and anticipate future enhancements to our supply chain infrastructure to support our multi-channel goals.

Information Systems

Our store information systems include a server in each store that runs our automated point-of-sale (“POS”) application on multiple POS registers. The server provides Store Managers with convenient access to detailed sales and inventory information for the store. Our POS registers provide a price look-up function (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through this daily information exchange, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores. Our point-of-sale software package provides us with tools to review sales information real-time, control store-level labor, and implement scheduling capabilities.

Our current merchandise management system integrates all merchandising and inventory management applications, including category, classification and SKU inventory tracking, purchase order management, automated ticket making, and sales audit. During the second half of 2012, the Company completed the implementation of a new merchandise management system. This software provides us with tools to better manage aspects of our merchandise assortment. Our financial system applications, including general ledger and accounts payable, were upgraded in February 2011. Our e-commerce platform was implemented in the fall of 2010, when we re-launched our website for DTC selling. Concurrent with the move into our distribution center in 2004, we implemented a warehouse management system (“WMS”). The WMS was tailored to our specifications and provides us with a fully automated solution for all operations within the distribution center.

Marketing

Although our overall marketing efforts encompass various techniques, in recent years, we have had a significant focus on e-mail communication. We now manage a database of approximately 2.0 million active e-mail addresses that have been provided by our customers, primarily through in-store collection processes and various contests and initiatives designed to drive e-mail sign-ups. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. We are beginning to utilize other means of media advertising to enhance the visibility of our products and our brand. During 2013, we performed media tests in select markets that included television commercials, newspaper and mail inserts. We are actively evaluating other forms of advertising to test during 2014, as we seek to further develop the brand of the company while we execute our growth strategy. Our marketing efforts inside the store emphasize signage, store and window banners, displays and other techniques to attract customers and provide an exciting shopping experience. The growth of our e-commerce business has also increased our investment in online marketing channels such as paid search and affiliate marketing.

During the third quarter of fiscal 2013, we implemented a new customer loyalty program called K Club. K Club allows members to earn one point for every dollar spent on eligible product purchases and receive a ten dollar reward certificate for every three hundred points earned. In addition to the K Club, we provide our customers with the option to utilize Kirkland’s private-label credit card. Kirkland’s credit card holders earn two points for every dollar spent. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. We believe that customers using the Kirkland’s private-label credit card visit our stores and purchase merchandise more frequently, as well as spend more money per visit, than our customers not using the card.

Internet and Social Media

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. Our website at www.kirklands.com provides our customers with the ability to purchase Kirkland’s merchandise online and have it delivered directly to their homes or their nearest Kirkland’s store. Customers may also use the website as a resource to locate a store, preview our merchandise, join our K Club loyalty program, apply for a Kirkland’s credit card, and purchase gift cards online. We are also very active in social media and maintain a presence on Facebook, where we have a growing fan base of over 770,000. We launched a Twitter initiative in 2011 and Pinterest in 2012 and have over 24,000 and 50,000 followers, respectively.

The information contained or incorporated in our websites is not a part of this annual report on Form 10-K.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, “Kirkland’s Outlet,” and “The Kirkland Collection.”

We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, KIRKLAND’S®, THE KIRKLAND COLLECTION®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, and LOVE THE POSSIBILITIES, LOVE THE PRICE®. These marks have historically been very important components in our merchandising and marketing strategy. We have also applied for the trademark, MARKET AND VINEtm. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.

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

Employees

We employed 4,395 employees at March 18, 2014. The number of employees fluctuates with seasonal needs. None of our employees are covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

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

Executive Officers of Kirkland’s

The name, age as of March 31, 2014, and position of each of our executive officers are as follows:

Robert E. Alderson, 67, has been a Director of Kirkland’s since September 1986 and has been Chief Executive Officer since February 2006. He also served as Chief Executive Officer from March 2001 to May 2005. He currently serves as President of Kirkland’s and he also served as President of Kirkland’s both from February 2006 to March 2006 and from November 1997 to May 2005. Mr. Alderson served as Chief Operating Officer of Kirkland’s from November 1997 through March 2001 and as Vice President or Senior Vice President of Kirkland’s upon joining in 1986 through November 1997. He also served as Chief Administrative Officer of Kirkland’s from 1986 to 1997. Prior to joining Kirkland’s, Mr. Alderson was a senior partner at the law firm of Menzies, Rainey, Kizer & Alderson.

W. Michael Madden, 44, has been Senior Vice President and Chief Financial Officer since January 2008 and Vice President and Chief Financial Officer since May 2006. Prior to his appointment as Chief Financial Officer, Mr. Madden served as Vice President of Finance from May 2005 to April 2006. From July 2000 to May 2005, he served as Director of Finance. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

Michelle R. Graul, 48, has been Senior Vice President of Human Resources and Stores since January 2010 and Senior Vice President of Human Resources since August 2008. Prior to her appointment as Senior Vice President of Human Resources, Mrs. Graul served as Vice President of Human Resources from March 2005 to July 2008. Prior to joining Kirkland’s, Mrs. Graul was employed with Pier 1 Imports and served in various positions of increasing responsibility over 13 years culminating as Zone Human Resources Director. Prior to joining Pier 1 Imports, Mrs. Graul had positions with four other retailers serving in various store operational roles and as a buyer.

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

Risks Related to Strategy and Strategy Execution

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

Every year we decide to close certain stores based on a number of factors, including but not limited to planned location of new stores nearby, excessive rent or other operating cost increases, inadequate profitability, for short term leases, or the landlord’s ability to replace us with another tenant at more favorable terms to the landlord. Store closings have the effect of reducing net sales. If we are not able to open new stores at a pace that exceeds the closing of existing stores we will not achieve our planned revenue growth.

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

Our Success Depends Upon our Marketing, Advertising and Promotional Efforts. If We are Unable to Implement them Successfully, or if Our Competitors Market, Advertise or Promote More Effectively than We Do, Our Revenue May Be Adversely Affected.

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

If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, if our advertising and promotions become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate, develop customer relationship initiatives, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.

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

We May Not Be Able to Successfully Respond to Technological Change, Our Website Could Become Obsolete and Our Financial Results and Conditions Could be Adversely Affected.

We maintain a corporate website through which we market and sell our products to customers and publicize Company information to customers, investors and other constituencies. Maintenance of our website requires substantial development and maintenance efforts, and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website. The sale of products through e-commerce is characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies, enhance our existing website, develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Our ability to remain technologically competitive may require substantial expenditures and lead time and our failure to do so may harm our business and results of operations.

Risks Related to Profitability

Inventory Loss and Theft and the Inability to Anticipate Inventory Needs may Result in Reduced Net Sales.

We are subject to the risk of inventory loss and theft. We have experienced inventory shrinkage in the past, and we cannot assure that incidences of inventory loss and theft will decrease in the future or that the measures we are taking will effectively reduce the problem of inventory shrinkage. Although some level of inventory shrinkage is an unavoidable cost of doing business, if we were to experience higher rates of inventory shrinkage or incur increased security costs to combat inventory theft, our financial condition could be affected adversely.

Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. We continue to focus on ways to reduce these risks, but we cannot assure you that we will continue to be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

Inability to Successfully Develop and Maintain a Relevant and Reliable Multichannel Experience for Our Customers Could Adversely Affect Our Sales, Results of Operations and Reputation.

Our business has evolved from an in-store experience to interaction with customers across multiple channels (in-store, online, mobile and social media, among others). Our customers are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Multichannel retailing is rapidly evolving and we must keep pace with changing customer expectations and new developments and technology investments by our competitors.

Successful operation of our e-commerce initiatives are dependent on our ability to maintain uninterrupted availability of the Company’s website and supporting applications, adequate inventory levels, timely fulfillment of customer orders, and accurate shipping of undamaged product. In addition, the Company’s call center must maintain a high standard of customer care. Failure to successfully manage this process may negatively impact sales, result in the loss of customers, and damage our reputation.

If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support our multichannel efforts, implement improvements to our customer-facing technology in a timely manner, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if Kirklands.com and our other customer-facing technology systems do not appeal to our customers or reliably function as designed, we may experience a loss of customer confidence, lost sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations.

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

Weather Conditions Could Adversely Affect Our Sales and/or Profitability by Affecting Consumer Shopping Patterns.

Our operating results may be adversely affected by severe or unexpected weather conditions. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. Frequent or unusual snow, ice or rain storms or extended periods of unseasonable temperatures in our markets could adversely affect our performance by affecting customer shopping patterns or diminishing demand for seasonal merchandise. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of our inventory and thereby reduce our sales and profitability.

We are Exposed to the Risk of Natural Disasters, Pandemic Outbreaks, Global Political Events, War and Terrorism That Could Disrupt Our Business and Result in Lower Sales, Increased Operating Costs and Capital Expenditures.

Our headquarters, store locations and distribution center, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries in which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution center, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution center or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.

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

The impact of any such credit crisis or market turmoil on our major suppliers cannot be predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties with whom we do business, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, both as a result and independent of any financial crisis in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

Our Profitability is Vulnerable to Inflation and Cost Increases.

Future increases in costs such as the cost of merchandise, shipping rates, freight costs, fuel costs and store occupancy costs may reduce our profitability. These cost increases may be the result of inflationary pressures that could further reduce our sales or profitability. Increases in other operating costs, including changes in energy prices, wage rates and lease and utility costs, may increase our cost of goods sold or operating expenses. Competitive pressures in our industry may have the effect of inhibiting our ability to reflect these increased costs in the prices of our products and therefore reduce our profitability.

Our Profitability is Vulnerable to Energy Prices.

Our operating margins are affected by fluctuations in the price of utilities such as electricity and natural gas, whether as a result of inflation or otherwise, on which we depend for our energy supply. In addition, interruptions to the availability of gas, electric, water or other utilities, whether due to aging infrastructure, weather conditions, fire, animal damage, trees, digging accidents or other reasons largely out of our control, may adversely affect our operations. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a significant adverse effect on our sales and results of operations.

Oil and domestic wholesale fuel markets are volatile. General political conditions, acts of war or terrorism, instability in oil producing regions, particularly in the Middle East and South America, and the value of the United States dollar could significantly impact oil supplies and wholesale fuel costs. In addition, the supply of fuel and our wholesale purchase costs could be materially impacted in the event of a shortage, which could result from, among other things, lack of capacity at United States oil refineries, sustained increase in global demand, or the fact that our fuel contracts do not guarantee an uninterrupted, unlimited supply of fuel. Significant increases and volatility in wholesale fuel costs have resulted, and could in the future result, in significant increases in the retail price of fuel products and in lower fuel gross margin per gallon. This volatility makes it extremely difficult to predict the impact future wholesale cost fluctuations will have on our operating results and financial condition. Dramatic increases in oil prices squeeze retail fuel margin because fuel costs typically increase faster than retailers are able to pass them along to customers. A significant change in any of these factors could materially impact our fuel and merchandise volume, fuel gross profit and overall customer traffic, which in turn could have a material effect on our business, financial condition and results of operations. In addition, rising fuel costs have other adverse impacts which include (i) liquidity as it increases the cost of our fuel inventory as well as the size of related letters of credit we must obtain and (ii) fuel costs are a focus of national attention and rising fuel costs in the past have led to political criticisms of fuel sellers as well as investigations into alleged fuel “price gouging”.

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

Failure to Control Merchandise Returns Could Negatively Impact the Business.

We have established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, we may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, associate selling behavior, merchandise quality issues, changes to our return policy, e-commerce return behavior, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds our current provisions could negatively impact the business and financial results.

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

Our Freight Costs and thus Our Cost of Goods Sold are Impacted by Changes in Fuel Prices.

Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs with respect to both inbound freight from vendors to our distribution center and outbound freight from our distribution center to our stores. Increased fuel prices or surcharges may increase freight costs and thereby increase our cost of goods sold.

Risks Related to Regulation and Litigation

Changes in Accounting and Tax Rules and Regulations May Adversely Affect our Operating Results.

Our operating results and financial position could be negatively impacted by changes to accounting rules and regulations or new interpretations of existing accounting standards. Our effective income tax rate could be impacted by changes in accounting standards as well as changes in tax laws or the interpretations of tax laws by courts and taxing authorities, which could negatively impact our financial results.

New Legal Requirements Could Adversely Affect Our Operating Results.

Our business is subject to numerous federal, state and local laws and regulations. We routinely incur costs in complying with these laws and regulations. We are exposed to the risk that federal, state or local legislation may negatively impact our operations. Changes in product (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights (including changes in the process for our employees to join a union), health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax laws could adversely impact our ability to achieve our financial targets. Changes in other regulatory areas, such as consumer credit, privacy and information security, or environmental regulation may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our costs of doing business. Untimely compliance or noncompliance with applicable laws and regulations may subject us to legal risk, including government enforcement action, significant fines and penalties and class action litigation, as well as reputational damage, which could adversely affect our results of operations

The recession resulted in increased legislative and regulatory changes affecting the financial industry. The Credit Card Accountability Responsibility and Disclosure Act of 2009 included new rules and restrictions on credit card pricing, finance charges and fees, customer billing practices and payment application, which required us to make changes to our credit card practices and systems. We expect more regulations and interpretations of the new rules to emerge and, depending on the nature and extent of the full impact from these rules, the revenues and profitability of our credit segment could be adversely affected.

In 2010, the Patient Protection Act and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional health care and other costs.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (“GHG”) emissions. If domestic or international laws or regulations were expanded to require GHG emission reporting or reduction by us or our third-party manufacturers, or if we engage third-party contract manufacturers in countries that have existing GHG emission reporting or reduction laws or regulations, we would need to expend financial and other resources to comply with such regulations and/or to monitor our third-party manufacturers’ compliance with such regulations. In addition, we cannot control the actions of our third-party manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using climate change proactive or sustainable practices. Violations of climate change laws or regulations by third parties with whom we do business could result in negative public perception of us and/or delays in shipments and receipt of goods, and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline

The costs and other effects of new legal requirements cannot be determined with certainty. Additional laws may directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients or water, any of which could impact our business and financial results. In addition, our efforts to comply with new legislation or regulations may increase our costs.

New Regulations Related to Conflict Minerals Could Adversely Impact Our Business.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as “conflict minerals”, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. There will be costs associated with complying with these disclosure requirements in relation to products we manufacture or cause to be manufactured, including costs to determine the origin of conflict minerals used in any products we are deemed to contract to manufacture. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

Litigation May Adversely Affect Our Business, Financial Condition, Results of Operations or Liquidity.

Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our consolidated financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.

Product Liability Claims Could Adversely Affect Our Reputation.

Despite our best efforts to ensure the quality and safety of the products we sell, we may be subject to product liability claims from customers or penalties from government agencies relating to allegations that the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Such claims may result from tampering by unauthorized third parties, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, other agents, or residues introduced during the growing, storage, handling and transportation phases. All of our vendors and their products must comply with applicable product and safety laws. We generally seek contractual indemnification and insurance coverage from our suppliers. However, if we do not have adequate insurance or contractual indemnification available, such claims could have a material adverse effect on our business, financial condition and results of operation. Our ability to obtain indemnification from foreign suppliers may be hindered by the manufacturer’s lack of understanding of United States product liability or other laws, which may make it more likely that we be required to respond to claims or complaints from customers as if we were the manufacturer of the products. Even with adequate insurance and indemnification, such claims could significantly damage our reputation and consumer confidence in our products. Our litigation expenses could increase as well, which also could have a materially negative impact on our results of operations even if a product liability claim is unsuccessful or is not fully pursued.

If We Fail to Protect Our Brand Name, Competitors May Adopt Trade Names that Dilute the Value of Our Brand Name.

We may be unable or unwilling to strictly enforce our trademarks in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition and could cause customer confusion, which could, in turn, adversely affect our sales and profitability.

Risks Related to Dependence on Technology

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

Certain aspects of the business, particularly our website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. We have experienced increasing e-commerce sales over the past several years, which increases our exposure to cybersecurity risks. We invest considerable resources in protecting the personal information of our customers but are still subject to the risks of security breaches and cyber incidents resulting in unauthorized access to stored personal information. Any breach of our cybersecurity measures could result in violation of privacy laws, potential litigation, and a loss of confidence in our security measures, all of which could have a negative impact on our financial results and our reputation. In addition, a privacy breach could cause us to incur significant costs to restore the integrity of our system and could result in significant costs in government penalties and private litigation.

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

Any disruption in the operation of our information systems, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems could interrupt our operations or interfere with our ability to monitor inventory, which could result in reduced net sales and affect our operations and financial performance. We also need to ensure that our systems are consistently adequate to handle our anticipated store growth and are upgraded as necessary to meet our needs. The cost of any such system upgrades or enhancements would be significant. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions, which could adversely affect our results of operations.

We also rely heavily on our information technology staff. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on certain vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we are unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

Risks Associated with Vendors and Distribution

We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.

Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. We purchase our products from approximately 250 vendors with which we have no long-term purchase commitments or exclusivity contracts. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us. In addition, a period of unfavorable financial performance may make it difficult for some of our vendors to arrange for the financing or factoring of their orders with manufacturers, which could result in our inability to obtain desired merchandise from those vendors.

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

Risks Related to Company Governance and Ownership

We Depend on Key Personnel, and, if We Lose the Services of Any Member of Our Senior Management Team, We May Not Be Able to Run Our Business Effectively.

We have benefited substantially from the leadership and performance of our senior management team. Our success will depend on our ability to retain our current senior management members and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense and there can be no assurances that we will be able to retain our personnel. The loss of a member of senior management would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement. Robert Alderson has given notice to our Board of Directors that he intends to retire as Chief Executive Officer and President of the Company as soon as we are able to install a successor. A search for a new Chief Executive Officer is being conducted by the Board of Directors. We cannot provide any assurance that we will not experience any disruption in senior management in connection with Mr. Alderson’s retirement.

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

Furthermore, Kirkland’s is subject to certain provisions of Tennessee law, including certain Tennessee corporate takeover acts that are, or may be, applicable to us. These acts, which include the Investor Protection Act, the Business Combination Act and the Tennessee Greenmail Act, seek to limit the parameters in which certain business combinations and share exchanges occur. The charter, bylaws and Tennessee law provisions may have an anti-takeover effect, including possibly discouraging takeover attempts that might result in a premium over the market price for our common stock.

Concentration of Ownership among Our Existing Directors, Executive Officers, and Their Affiliates May Prevent New Investors from Influencing Significant Corporate Decisions.

As of the date of this filing, our current directors and executive officers beneficially own approximately 20% of our outstanding common stock. As a result, these shareholders are able to exert significant influence over the outcome of most corporate actions requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or precluding a third party from acquiring control of us.

If We Fail to Maintain an Effective System of Internal Control, We May Not be Able to Accurately Report Our Financial Results.

As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal control over financial reporting. As a result, we may incur substantial expenses to test our systems, to make any necessary improvements, and to hire additional personnel.

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

If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an opinion on the effectiveness of our internal control over financial reporting, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our common stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and harm our ability to raise capital. Failure to accurately report our financial performance on a timely basis could also jeopardize our continued listing on The NASDAQ Stock Market LLC or any other stock exchange on which our common stock may be listed. Delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our common stock and increase the volatility of our common stock price.

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

We currently lease one central distribution facility, consisting of 771,000 square feet, located in Jackson, Tennessee. This lease has a 15-year initial term, with two 5-year options. We also lease 80,000 square feet of additional warehouse space at a separate location in Jackson, Tennessee, which has a 3-year lease term, set to expire May 31, 2015. We currently lease 37,345 square feet of office space in Nashville, Tennessee, set to expire August 1, 2014. We are currently in final negotiations on a lease for a new corporate headquarters building in the Nashville, Tennessee area.

The following table indicates the states where our stores are located and the number of stores within each state as of February 1, 2014:

Alabama	14
Arizona	11
Arkansas	8
California	19
Colorado	2
Delaware	2
Florida	32
Georgia	25
Illinois	9
Indiana	9
Iowa	1
Kansas	4
Kentucky	8
Louisiana	11
Maryland	3
Michigan	1
Minnesota	4
Mississippi	9
Missouri	9
Nebraska	1
Nevada	3
New Jersey	3
New Mexico	1
New York	5
North Carolina	16
North Dakota	1
Ohio	3
Oklahoma	6
Pennsylvania	4
South Carolina	9
Tennessee	15
Texas	60
Virginia	11
Wisconsin	4
Wyoming	1

Total	324

Item 3.	Legal Proceedings

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

Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK.” We commenced trading on Nasdaq on July 11, 2002. On April 1, 2014, there were approximately 50 holders of record and approximately 2,862 beneficial owners, of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter	$12.47	$11.00	$17.28	$13.51
Second Quarter	$19.37	$12.82	$14.64	$10.00
Third Quarter	$20.98	$16.30	$10.99	$8.60
Fourth Quarter	$25.66	$17.42	$11.57	$8.77

Dividend Policy

There have been no dividends declared on any class of our common stock during the past three fiscal years. Our senior credit facility restricts our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility.” Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Stock Price Performance Graph

This graph shows, from the end of fiscal year 2008 to the end of fiscal 2013, changes in the value of Kirkland’s stock as compared to Standard and Poor’s 500 Composite Index (“S&P 500”).

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

	Fiscal Year (1)
	2013	2012	2011	2010	2009
	(Numbers in thousands, except store, square footage data and per share amounts)
Summary of Operations
Total revenue(2)	$460,563	$448,365	$430,285	$415,300	$406,194
Gross profit(3)	180,816	168,616	169,194	170,536	168,506
Operating expenses, excluding depreciation	140,877	133,913	126,279	115,745	107,063
Depreciation	15,947	13,175	12,410	12,817	14,505
Operating income	23,992	21,528	30,505	41,974	46,938
Income before income taxes	23,959	21,494	30,570	42,168	46,985
Net income(4)	14,530	13,795	19,115	26,431	34,570
GAAP diluted earnings per share	$0.82	$0.77	$0.95	$1.28	$1.71
Adjusted diluted earnings per share(5)	$0.82	$0.77	$0.95	$1.24	$1.42
Other Financial Data
Comparable store sales increase (decrease)(6)	0.5%	(3.0)%	(4.0)%	(0.5)%	8.4%
Number of stores at year end	324	323	309	300	279
Average total revenue per store(7)	$1,383	$1,408	$1,395	$1,419	$1,374
Average net sales per gross square foot(8)	$186	$201	$212	$231	$224
Average net sales per selling square foot(9)	$251	$271	$287	$315	$306
Average gross square footage per store at fiscal year end	7,464	7,263	6,867	6,425	6,073
Merchandise margin as a percentage of total revenue(10)	54.5%	52.7%	53.5%	54.0%	55.2%
Gross profit as a percentage of total revenue	39.3%	37.6%	39.3%	41.1%	41.5%
Compensation and benefits as a percentage of total revenue	18.8%	18.6%	18.3%	18.0%	17.6%
Other operating expenses as a percentage of total revenue	11.8%	11.3%	11.0%	9.9%	8.8%
Effective tax rate	39.4%	35.8%	37.5%	37.3%	26.4%
Inventory yield(11)	323.8%	319.6%	339.2%	372.7%	396.5%
Return on assets (ROA)(12)	6.5%	6.7%	9.6%	14.7%	23.7%
Return on equity (ROE)(13)	11.5%	11.7%	16.2%	25.6%	49.1%

	Fiscal Year Ended
	2013	2012	2011	2010	2009
	(Numbers in thousands)
Balance Sheet Data
Current assets	$153,281	$129,178	$139,870	$146,670	$123,650
Working capital	$100,634	$85,175	$93,327	$100,781	$75,572
Total assets	$235,448	$209,236	$202,589	$195,077	$165,541
Current liabilities	$52,647	$44,003	$46,543	$45,889	$48,078
Total liabilities	$100,219	$91,361	$84,927	$76,788	$77,056
Total Shareholders’ equity	$135,229	$117,875	$117,662	$118,289	$88,485

(1)	Fiscal 2012 includes 53 weeks. Other fiscal years presented include 52 weeks.
(2)	Total revenue includes gift card breakage revenue of approximately $1.1 million in fiscal 2013, as compared to approximately $970,000, $1.1 million, $581,000, and $518,000 in fiscal years 2012, 2011, 2010 and 2009, respectively. The increase from fiscal 2010 to fiscal 2011 reflects an increase in the estimate of the expected breakage rate.
(3)	Gross profit for fiscal 2011 includes a benefit of approximately $1.2 million related to the reversal of the accrual for loyalty reward points and certificates associated with the termination of the agreement with the Company’s previous private label credit card and loyalty program provider.

(4)	The Company recorded adjustments to decrease its valuation allowance against deferred tax assets of $5.4 million in fiscal 2009. The Company also recorded a net income tax benefit of $0.8 million in fiscal 2010 related to an adjustment to the Company’s prior year income tax provision.
(5)	Adjusted diluted earnings per share excludes certain discrete adjustments to income taxes related to prior periods. Please see the table on page 28 for more information on these adjustments.
(6)	Comparable store sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year in which the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. Starting in the fourth quarter of fiscal 2011, the e-commerce store is included in the comparable store sales base. Fiscal 2012’s comparable store sales decrease is shown on a 52-week basis.
(7)	Based on stores open at both the beginning and end of the period.
(8)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period.
(9)	Calculated using the selling square footage (excluding storage, receiving and office space square footage) of all stores open at both the beginning and the end of the period.
(10)	Merchandise margin is calculated as net sales minus product cost of sales, shrink expense and discounts associated with our loyalty program. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.
(11)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.
(12)	Return on assets equals net income divided by average total assets.
(13)	Return on equity equals net income divided by average total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2013 represented the 52 weeks ended on February 1, 2014. Fiscal 2012 represented the 53 weeks ended on February 2, 2013. Fiscal 2011 represented the 52 weeks ended on January 28, 2012.

Introduction

We are a specialty retailer of home décor and gifts in the United States, operating 324 stores in 35 states as of February 1, 2014. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, ornamental wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday and other seasonal merchandise, as well as items carried throughout the year suitable for gift-giving. We provide our customers with a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth during our 48-year history and have expanded our store base into different regions of the country.

Overview of Key Financial Measures

Total revenue and gross profit are the most significant drivers to our operating performance. Total revenue consists of all merchandise sales to customers, gift card breakage and shipping revenue associated with internet sales, net of returns and exclusive of sales taxes. Our total revenue for fiscal 2013 increased by 2.7% to $460.6 million from $448.4 million in fiscal 2012, which includes the extra week in the 2012 retail calendar. The net sales increase in fiscal 2013 resulted primarily from the growth in the store base and an increase in comparable store sales, partially offset by store closings. Comparable store sales, including e-commerce sales, increased 0.5% for fiscal 2013 on a 52-week basis. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the same store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales. Cost of sales has five distinct components: product cost (including inbound freight), outbound freight cost (including e-commerce), store occupancy costs, central distribution costs, and discounts associated with our loyalty program. Product costs comprise the majority of cost of sales, while discounts associated with our loyalty program are the least significant of these five elements. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2013, gross profit increased 7.2% to $180.8 million from $168.6 million for fiscal 2012. Gross profit percentage for fiscal 2013 increased to 39.3% of total revenue from 37.6% of total revenue for fiscal 2012, due primarily to fewer markdowns as compared to the prior year period.

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

Strategic Areas of Emphasis

For fiscal 2013, we ended the year with 324 stores versus 323 stores at the end of fiscal 2012, representing a 0.3% increase in store units and a 3.1% increase in store square footage. Our approach to new store growth in fiscal 2014 will focus on opening stores in existing, underpenetrated markets as well as selected new geographic markets within the continental United States. During fiscal 2014, we expect to open a total of 35 to 40 stores, and expect to close approximately 10 to 15 stores. Fiscal 2014 new store openings will be weighted toward the back half of the year while store closings for fiscal 2014 will be weighted toward the first half of the year.

The following table summarizes our stores in terms of size as of February 1, 2014 and February 2, 2013:

	As of February 1, 2014	As of February 2, 2013
Number of stores	324	323
Square footage	2,418,254	2,345,915
Average square footage per store	7,464	7,263

An important part of our growth strategy includes investing in technology to provide the infrastructure to support our future needs. During fiscal 2013, we implemented several merchandising modules within our new merchandise management system including merchandise financial planning, allocation and replenishment tools. We also invested in our e-commerce store with several functionality enhancements designed to drive sales and conversion. During the third quarter of fiscal 2012, we completed the implementation of the foundational components of a new merchandise management system. During fiscal 2011, we completed a roll out of new point-of-sale software and hardware to our stores, and also launched a new financial and general ledger platform.

Looking forward, we are focusing on process improvements as well as adding capabilities to our merchandise management technology in the areas of item, location and assortment planning. We are also implementing other key software applications in the area of order management which will help us achieve our goal of an “omni-channel” business model. We plan to further develop our e-commerce capabilities by adding numerous new features and functions, including vendor “drop-ship”, allowing us to expand our product assortment on the website. These projects are in various phases and will be implemented in stages over the next two fiscal years. We view these technology projects as essential and supportive to the execution of our multi-channel growth strategy.

Our cash balances increased from $67.8 million at February 2, 2013 to $89.1 million at February 1, 2014 primarily due to an increase in income taxes payable and lower capital expenditures as compared to fiscal 2012. Our objective is to finance all of our operating and investing activities for fiscal 2014 with cash provided by operations. We expect that capital expenditures for fiscal 2014 will range from $33 million to $36 million, and estimate $17 to $18 million of the total capital expenditures will relate to new store construction, $9 to $10 million will relate to omni-channel capabilities and information technology, $2 to $3 million will relate to the distribution center and supply chain, with the balance of our capital expenditures relating to office relocation and maintenance items.

Fiscal 2013 Compared to Fiscal 2012

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2013		Fiscal 2012		Change
	$	%	$	%	$	%
Net sales	$459,460	99.8%	$447,395	99.8%	$12,065	2.7%
Gift card breakage revenue	1,103	0.2%	970	0.2%	133	13.7%

Total revenue	460,563	100.0%	448,365	100.0%	12,198	2.7%
Cost of sales	279,747	60.7%	279,749	62.4%	(2)	(0.0)%

Gross profit	180,816	39.3%	168,616	37.6%	12,200	7.2%
Operating expenses:
Compensation and benefits	86,620	18.8%	83,181	18.6%	3,439	4.1%
Other operating expenses	54,257	11.8%	50,732	11.3%	3,525	6.9%
Depreciation	15,947	3.5%	13,175	2.9%	2,772	21.0%

Operating income	23,992	5.2%	21,528	4.8%	2,464	11.4%
Interest expense	274	0.1%	287	0.1%	(13)	(4.5)%
Other income, net	(241)	(0.1)%	(253)	(0.1)%	12	(4.7)%

Income before income taxes	23,959	5.2%	21,494	4.8%	2,465	11.5%
Income tax expense	9,429	2.0%	7,699	1.7%	1,730	22.5%

Net income	$14,530	3.2%	$13,795	3.1%	$735	5.3%

Total revenue. Total revenue increased by 2.7% to $460.6 million for fiscal 2013 from $448.4 million for fiscal 2012. The net sales increase in fiscal 2013 resulted primarily from the sales of new stores and an increase in e-commerce sales, partially offset by store closings. We opened 24 new stores in fiscal 2013 and 42 new stores in fiscal 2012, and we closed 23 stores in fiscal 2013 and 28 stores in fiscal 2012. The positive impact of these factors was reinforced by an increase of 0.5% in comparable store sales for fiscal 2013. During fiscal 2012, comparable store sales decreased 3.0%. The comparable store sales increase in fiscal 2013 accounted for a $2.1 million increase in overall sales, while the net growth of the store base accounted for a $17.6 million increase in sales. The impact of the 53rd week in fiscal 2012 accounted for a $7.5 million reduction in overall sales. The comparable store sales increase was comprised of a 0.6% decrease in brick-and-mortar comparable store sales, and a 31% increase in e-commerce sales. The decrease in brick-and-mortar comparable stores sales was driven by decrease in transactions resulting from lower traffic counts. Average ticket increased year-over year, and was driven by an increase in items per transaction, as well as a higher average unit retail price. Merchandise categories that performed the strongest in fiscal 2013 were ornamental wall décor, mirrors, holiday, and housewares. Categories performing below fiscal 2012 levels were art, decorative accessories, floral, furniture, and fragrance and accessories.

Gross profit. Gross profit increased $12.2 million, or 7.2%, to $180.8 million for fiscal 2013 from $168.6 million for fiscal 2012. Gross profit expressed as a percentage of total revenue increased to 39.3% for fiscal 2013, from 37.6% for fiscal 2012. The increase in gross profit as a percentage of total revenue was in part driven by higher merchandise margins, which increased to 54.5% in fiscal 2013 from 52.7% in fiscal 2012. Merchandise margin is calculated as total revenue minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of a decrease in the amount of promotional activity and the rate of markdowns as compared to the prior year period. Store occupancy costs increased to $42.3 million, or 9.2% of total revenue in fiscal 2013 from $41.9 million, or 9.3% of total revenue in fiscal 2012. Outbound freight costs increased marginally as a percentage of total revenue reflecting an increase in shipping and packaging costs associated with an increase in the e-commerce business. Central distribution expenses remained flat as a percentage of total revenue.

Compensation and benefits. Compensation and benefits, including both store and corporate personnel, were $86.6 million, or 18.8% of total revenue, for fiscal 2013, as compared to $83.2 million, or 18.6% for fiscal 2012. The increase in the compensation and benefits expense as a percentage of total revenue was due to an increase in headcount in the corporate offices as well as an increase in incentive bonus accruals for fiscal 2013.

Other operating expenses. Other operating expenses, including both store and corporate costs, were $54.3 million, or 11.8% of total revenue, for fiscal 2013 as compared to $50.7 million, or 11.3% of total revenue, for fiscal 2012. Operating expenses as a percentage of total revenue increased primarily due to an increase in advertising and utilities, partially offset by a decrease in workers’ compensation and general liability expense, as compared to the prior year period.

Depreciation. Depreciation expense was $15.9 million, or 3.5% of total revenue, for fiscal 2013 as compared to $13.2 million, or 2.9% of total revenue, for fiscal 2012. The increase in depreciation reflects the impact of the increase in capital expenditures in recent fiscal years, including the implementation of major technology upgrades during 2012 and 2013.

Income tax expense. Income tax expense was 39.4% of pre-tax income for fiscal 2013 as compared to 35.8% of pre-tax income for fiscal 2012. During fiscal 2012, the Company reversed a portion of its reserve for uncertain income tax positions for which the statute of limitations expired. This adjustment resulted in an income tax benefit of approximately $205,000. This benefit was partially offset by $87,000 in tax expense related to a prior year item. Additionally, during fiscal 2012, the Company recorded state and federal employment tax credits totaling approximately $400,000 that related to prior year periods and were in excess of previous estimates.

Net income. As a result of the foregoing, we reported net income of $14.5 million, or $0.82 per diluted share for fiscal 2013 compared to net income of $13.8 million, or $0.77 per diluted share for fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2012		Fiscal 2011		Change
	$	%	$	%	$	%
Net sales	$447,395	99.8%	$429,140	99.7%	$18,255	4.3%
Gift card breakage revenue	970	0.2%	1,145	0.3%	(175)	(15.3)%

Total revenue	448,365	100.0%	430,285	100.0%	18,080	4.2%
Cost of sales	279,749	62.4%	261,091	60.7%	18,658	7.1%

Gross profit	168,616	37.6%	169,194	39.3%	(578)	(0.3)%
Operating expenses:
Compensation and benefits	83,181	18.6%	78,892	18.3%	4,289	5.4%
Other operating expenses	50,732	11.3%	47,387	11.0%	3,345	7.1%
Depreciation	13,175	2.9%	12,410	2.9%	765	6.2%

Operating income	21,528	4.8%	30,505	7.1%	(8,977)	(29.4)%
Interest expense	287	0.1%	101	0.0%	186	184.2%
Other income, net	(253)	(0.1)%	(166)	(0.0)%	(87)	(52.4)%

Income before income taxes	21,494	4.8%	30,570	7.1%	(9,076)	(29.7)%
Income tax expense	7,699	1.7%	11,455	2.7%	(3,756)	(32.8)%

Net income	$13,795	3.1%	$19,115	4.4%	$(5,320)	(27.8)%

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

Compensation and benefits. Compensation and benefits, including both store and corporate personnel, were $83.2 million, or 18.6% of total revenue, for fiscal 2012, as compared to $78.9 million, or 18.3% for fiscal 2011. The increase in the compensation and benefits expense as a percentage of total revenue was primarily due to an increase in the cost of health claims associated with our employee medical plan, as well as added headcount in the corporate offices and the impact of negative comparable store sales performance.

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

Reconciliation of Non-GAAP Measures

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures not derived in accordance with generally accepted accounting principles (Non-GAAP measures). The non-GAAP measures are “adjusted net income” and “adjusted diluted earnings per share” and are equal to net income, and earnings per share, as the case may be, excluding adjustments to the Company’s valuation allowance for deferred tax assets, adjustments related to the prior year tax provision, adjustments to the state tax rate applied to the Company’s deferred tax assets and certain income tax credits related to prior periods. Management uses these financial measures to focus on normalized operations, and believes that it is useful to investors because it enables them to perform more meaningful comparisons of past, present and future operating results. The Company believes that using this information, along with the corresponding GAAP measures, provides for a more complete analysis of the results of operations by fiscal year. Net income and earnings per share, respectively, are the most directly comparable GAAP measures to these non-GAAP measures. Below is a reconciliation of each of these non-GAAP measures to the corresponding most comparable GAAP measure:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 1, 2014	February 2, 2013	January 28, 2012	January 29, 2011	January 30, 2010
	(Dollars in thousands, except per share amounts)
Net income
Net income in accordance with GAAP	$14,530	$13,795	$19,115	$26,431	$34,570
Adjustments to income tax expense	$—	$—	$—	$(814)	$(5,881)

Adjusted net income	$14,530	$13,795	$19,115	$25,617	$28,689

Diluted earnings per share
Diluted EPS in accordance with GAAP	$0.82	$0.77	$0.95	$1.28	$1.71

Adjustments to income tax expense	$—	$—	$—	$(0.04)	$(0.29)

Adjusted diluted earnings per share	$0.82	$0.77	$0.95	$1.24	$1.42

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

Cash flows from operating activities. Net cash provided by operating activities was $39.2 million, $32.3 million and $41.8 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations from 2012 to 2013 was the result of improved operating performance combined with an increase in income taxes payable, accounts payable, and accrued expenses as compared to the prior year. This was partly offset by an increase in inventory of 2% on a per-store basis. The remainder of the inventory increase relates to growth in the ecommerce business. Cash income taxes paid also declined $1.4 million as compared to fiscal 2012. The decline in the amount of cash from operations from fiscal 2011 to fiscal 2012 was primarily due to the year-over-year decline in operating performance, combined with an increase in inventory due to store growth, and timing differences in the collection of landlord construction allowances.

Cash flows from investing activities. Net cash used in investing activities was $18.0 million, $31.4 million and $26.7 million for fiscal 2013, fiscal 2012, and fiscal 2011, respectively. For each period presented, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction and information technology projects. The decrease in capital expenditures from fiscal 2012 to 2013 was primarily due to the reduction in technology projects and fewer store openings. During fiscal 2013, we opened 24 stores compared to 42 stores in fiscal 2012 and 34 stores in fiscal 2011. The increase in capital expenditures from fiscal 2011 to fiscal 2012 was primarily the result of additional new stores and several information technology projects. During 2012, we completed the initiative to replace our current merchandise management system with new software and completed improvements to store merchandise display fixtures, and the reset and refreshing of many of our older, small locations.

Cash flows from financing activities. Net cash used in financing activities was $6,000, $16.3 million, and $23.2 million for fiscal 2013, 2012, and 2011, respectively. During fiscal 2011, we authorized a share repurchase plan allowing for the use of up to $40 million in cash for repurchases of our common stock. No shares were repurchased during fiscal 2013. Net cash used in 2013 related to the exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits. During fiscal 2012, we repurchased 1.4 million shares of our common stock for a total purchase price of $16.6 million. During fiscal 2011, we repurchased 2.0 million shares for a total purchase price of $23.4 million. The small offset to repurchase activity during fiscal 2012 and 2011 related to cash received from employees for stock purchases and option exercises. During fiscal 2013, fiscal 2012, and fiscal 2011, we did not make any draws on our revolving credit facility.

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

As of February 1, 2014, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $32.5 million available for borrowing.

At February 1, 2014, our balance of cash and cash equivalents was approximately $89.1 million. We did not borrow from our credit facility during fiscal 2013, nor do we expect any borrowings during fiscal 2014. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

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

Contractual Obligations

The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of February 1, 2014. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added. A summary of the Company’s contractual obligations and other commercial commitments as of February 1, 2014 is listed below (in thousands):

	Amount of Commitment per Period
	Total Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases(1)	$281,845	$49,774	$83,688	$62,929	$85,454
Purchase obligations(2)	$59,278	$59,278	$—	$—	$—
Construction commitments(3)	$400	$400	$—	$—	$—

Total	$341,523	$109,452	$83,688	$62,929	$85,454

(1)	These amounts represent future minimum lease payments under non-cancelable operating leases.
(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of February 1, 2014; such orders are generally cancelable at the discretion of the Company until the order has been shipped.
(3)	These amounts represent commitments for new store construction projects.

Related Party Transactions

In July 2009, we entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of our Vice President of Merchandising. During fiscal 2013, purchases from this vendor totaled approximately $29.7 million, or 13.7% of total merchandise purchases. During fiscal 2012, purchases from this vendor totaled approximately $28.1 million, or 12.7% of total merchandise purchases. During fiscal 2011, purchases from this vendor totaled approximately $25.1 million, or 12.0% of total merchandise purchases. Included in cost of sales for fiscal years 2013, 2012, and 2011 were $29.1 million, $26.7 million, and $22.5 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $1.8 million as of February 1, 2014, $2.2 million as of February 2, 2013, and $1.9 million as of January 28, 2012. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2013 and fiscal 2012 (dollars in thousands). The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2013 Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Total revenue	$101,233	$97,123	$106,134	$156,073
Gross profit	39,406	35,643	41,135	64,632
Operating income (loss)	2,836	(1,074)	1,694	20,536
Net income (loss)	1,773	(577)	1,008	12,326
Earnings (loss) per share:
Basic	0.10	(0.03)	0.06	0.71
Diluted	0.10	(0.03)	0.06	0.69
Stores open at end of period	317	317	323	324
Comparable store net sales increase (decrease)	(2.3)%	(0.2)%	4.9%	0.0%

	Fiscal 2012 Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013 (1)
Total revenue	$97,788	$91,004	$96,688	$162,885
Gross profit	38,469	29,994	34,019	66,134
Operating income (loss)	3,170	(3,952)	(746)	23,056
Net income (loss)	1,955	(1,997)	(416)	14,253
Earnings (loss) per share:
Basic	0.11	(0.11)	(0.02)	0.83
Diluted	0.10	(0.11)	(0.02)	0.82
Stores open at end of period	297	302	308	323
Comparable store net sales decrease	(1.2)%	(3.6)%	(4.7)%	(2.6)%

(1)	The quarter ended February 2, 2013, includes 14 weeks.

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

We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage percentage varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $150,000 as of February 1, 2014.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or market) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of February 1, 2014, our reserve for obsolescence was $348,000.

Impairments — In accordance with the provisions of FASB ASC 360, “Property, Plant, and Equipment”, we evaluate the recoverability of the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the assets related to such stores. Future cash flows are projected for the remaining lease life. The key assumptions used to determine the estimated cash flows for these stores include net sales and gross margin performance, payroll and related items, occupancy costs and other costs to operate. We calculate the fair value of long-lived assets using the age-life method. Under this method, the replacement cost of an asset is estimated and reduced by depreciation based on the effective age of the asset and its expected useful life. This method takes into consideration the fact that we will continue to use these assets based on a presumed investment decision where the expected cash flows from operating the store are greater than the expected cash flows that result from not operating the store. If the estimated fair value is less than the carrying value of the assets, we record an impairment charge equal to the difference, if any, between the assets’ fair value and carrying value.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of February 1, 2014, our self-insurance reserve estimates totaled $4.1 million, of which $928,000 was reflected as a current liability in accrued expenses and $3.2 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. As of February 2, 2013, $1.1 million was reflected as a current liability in accrued expenses and $3.2 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $432,000 for fiscal 2013.

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

Additionally, our income tax returns are subject to audit by U.S. federal, state and local tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A 10% change in our unrecognized tax benefit reserve at February 1, 2014 would have affected net earnings by approximately $31,000 in fiscal 2013.

Stock-based compensation — We have stock-based compensation plans which include incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan. See Note 7, Employee Benefit Plans, to the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimate the fair value of our stock option awards as of the grant date based upon a Black-Scholes-Merton option pricing model. We estimate the fair value of our restricted stock units as of the grant date utilizing the closing price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.

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

We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. However, in fiscal 2013, we did experience a significant increase in the estimated fair value of awards granted ($9.51 per share in 2013 compared to $5.79 per share in 2012) because of the increase in our stock price during 2013 when compared to the previous year, and the related impact to the computation of fair value. Consequently, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended February 1, 2014, would have affected pre-tax income by approximately $280,000.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of February 1, 2014, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2013, nor do we expect any borrowings during fiscal 2014.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of February 1, 2014.

Item 8.	Financial Statements and Supplementary Data

The financial statements and schedules are listed under Item 15(a) and filed as part of this annual report on Form 10-K.

The supplementary financial data is set forth under Item 7 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 1, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2014 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 1, 2014.

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

Information concerning directors, appearing under the caption “Information About the Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 11, 2014; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors” in our Proxy Statement; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

The information contained in the following sections of the Proxy Statement are incorporated herein by reference in response to this Item 12: the section titled “Security Ownership of Kirkland’s — Security Ownership of Certain Beneficial Owners and Management”, with respect to security ownership of certain beneficial owners and management.

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of February 1, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,521,792	11.77	1,300,990
Equity compensation plans not approved by security holders	—	—	—

Total	1,521,792	11.77	1,300,990

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The information contained in the section titled “Other Matters- Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Reports of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013	39
Consolidated Statements of Income for the 52 Weeks Ended February 1, 2014, 53 Weeks Ended February 2, 2013, and the 52 Weeks Ended January 28, 2012	40
Consolidated Statements of Shareholders’ Equity for the 52 Weeks Ended February 1, 2014, 53 Weeks Ended February 2, 2013, and the 52 Weeks Ended January 28, 2012	41
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 1, 2014, 53 Weeks Ended February 2, 2013, and the 52 Weeks Ended January 28, 2012	42
Notes to Consolidated Financial Statements	43

(b) Exhibits

The Exhibit Index following this document’s Notes to Consolidated Financial Statements is incorporated herein by reference in response to this item

(c) Financial Statement Schedules

Schedules are omitted because the information is not required or because the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited Kirkland’s, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Kirkland’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirkland’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirkland’s, Inc. as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2014, of Kirkland’s, Inc. and our report dated April 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

April 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. at February 1, 2014 and February 2, 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirkland’s, Inc.’s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated April 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

April 17, 2014

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	February 1, 2014	February 2, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$89,050	$67,797
Inventories, net	52,637	49,577
Deferred income taxes	2,777	1,602
Prepaid expenses and other current assets	8,817	10,202

Total current assets	153,281	129,178
Property and equipment, net	80,329	78,499
Other assets	1,838	1,559

Total assets	$235,448	$209,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,102	$21,642
Income taxes payable	5,875	1,352
Accrued expenses	23,670	21,009

Total current liabilities	52,647	44,003
Deferred rent	38,976	39,303
Non-current deferred income taxes	3,337	3,128
Other liabilities	5,259	4,927

Total liabilities	100,219	91,361

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 1, 2014, and February 2, 2013	—	—
Common stock, no par value, 100,000,000 shares authorized; 17,304,285 and 17,078,092 shares issued and outstanding at February 1, 2014, and February 2, 2013, respectively	156,193	153,369
Accumulated deficit	(20,964)	(35,494)

Total shareholders’ equity	135,229	117,875

Total liabilities and shareholders’ equity	$235,448	$209,236

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 1, 2014	February 2, 2013	January 28, 2012
	(In thousands, except per share data)
Net sales	$459,460	$447,395	$429,140
Gift card breakage revenue	1,103	970	1,145

Total revenue	460,563	448,365	430,285
Cost of sales (exclusive of depreciation as shown below)	279,747	279,749	261,091

Gross profit	180,816	168,616	169,194
Operating expenses:
Compensation and benefits	86,620	83,181	78,892
Other operating expenses	54,257	50,732	47,387
Depreciation	15,947	13,175	12,410

Total operating expenses	156,824	147,088	138,689

Operating income	23,992	21,528	30,505
Interest expense	274	287	101
Interest income	(12)	(28)	(48)
Other income, net	(229)	(225)	(118)

Income before income taxes	23,959	21,494	30,570
Income tax expense	9,429	7,699	11,455

Net income	$14,530	$13,795	$19,115

Earnings per share:
Basic	$0.84	$0.79	$0.97

Diluted	$0.82	$0.77	$0.95

Weighted average shares for basic earnings per share	17,207	17,463	19,707
Effect of dilutive common stock equivalents	478	393	520

Adjusted weighted average shares for diluted earnings per share	17,685	17,856	20,227

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total Shareholders’
	Common Stock		Accumulated
	Shares	Amount	Deficit	Equity
	(In thousands, except share data)
Balance at January 29, 2011	19,910,963	$146,747	$(28,458)	$118,289
Exercise of stock options and employee stock purchases	190,638	488	—	488
Tax benefit from exercise of stock options and vesting of restricted stock	—	1,177	—	1,177
Net share settlement of stock options and restricted stock	(116,506)	(1,142)	—	(1,142)
Restricted stock issued	408,439	—	—	—
Stock-based compensation expense	—	3,113	—	3,113
Repurchase and retirement of common stock	(2,032,795)	(31)	(23,347)	(23,378)
Net income	—	—	19,115	19,115

Balance at January 28, 2012	18,360,739	$150,352	$(32,690)	$117,662
Exercise of stock options and employee stock purchases	106,653	282	—	282
Tax benefit from exercise of stock options and vesting of restricted stock	—	46	—	46
Net share settlement of stock options and restricted stock	(27,402)	—	—	—
Stock-based compensation expense	—	2,712	—	2,712
Repurchase and retirement of common stock	(1,361,898)	(23)	(16,599)	(16,622)
Net income	—	—	13,795	13,795

Balance at February 2, 2013	17,078,092	$153,369	$(35,494)	$117,875
Exercise of stock options and employee stock purchases	336,592	267	—	267
Tax benefit from exercise of stock options and vesting of restricted stock	—	409	—	409
Net share settlement of stock options and restricted stock	(221,399)	(682)	—	(682)
Restricted stock issued	111,000	—	—	—
Stock-based compensation expense	—	2,830	—	2,830
Net income	—	—	14,530	14,530

Balance at February 1, 2014	17,304,285	$156,193	$(20,964)	$135,229

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$14,530	$13,795	$19,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	15,947	13,175	12,410
Amortization of landlord construction allowances	(5,807)	(4,197)	(4,906)
Cash received for landlord construction allowances	7,321	8,619	11,180
Amortization of debt issue costs	77	77	38
Loss on disposal of property and equipment	176	14	158
Stock-based compensation expense	2,830	2,712	3,113
Excess tax benefits from exercise of stock options and restricted stock	(409)	(46)	(1,177)
Deferred income taxes	(966)	4,291	2,203
Changes in assets and liabilities:
Inventories, net	(3,060)	(2,271)	(2,854)
Prepaid expenses and other current assets	(223)	2	(904)
Other noncurrent assets	(356)	(334)	(241)
Accounts payable	1,460	50	1,356
Income taxes payable (refundable)	5,318	(2,580)	3,034
Accrued expenses and other current and noncurrent liabilities	2,375	(960)	(760)

Net cash provided by operating activities	39,213	32,347	41,765

Cash flows from investing activities:
Capital expenditures	(17,954)	(31,373)	(26,652)

Net cash used in investing activities	(17,954)	(31,373)	(26,652)

Cash flows from financing activities:
Refinancing costs	—	(6)	(357)
Excess tax benefits from exercise of stock options and restricted stock	409	46	1,177
Cash used in net share settlement of stock options and restricted stock	(682)	—	(1,142)
Exercise of stock options and employee stock purchases	267	282	488
Repurchase and retirement of common stock	—	(16,622)	(23,378)

Net cash used in financing activities	(6)	(16,300)	(23,212)

Cash and cash equivalents:
Net increase (decrease)	21,253	(15,326)	(8,099)
Beginning of the year	67,797	83,123	91,222

End of the year	89,050	67,797	83,123

Supplemental cash flow information:
Interest paid	$190	$191	$128

Income taxes paid	$5,047	$6,480	$6,159

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States with 324 stores in 35 states as of February 1, 2014. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2013 represented the 52 weeks ended on February 1, 2014, fiscal 2012 represented the 53 weeks ended on February 2, 2013, and fiscal 2011 represented the 52 weeks ended on January 28, 2012.

Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and investments with maturities of 90 days or less at the date of purchase.

Cost of sales and inventory valuation — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, discounts associated with customer loyalty programs, payroll and overhead associated with our distribution facility and its network and store occupancy costs. The Company’s inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. The Company estimates the amount of shrinkage that has occurred through theft or damage and adjusts that amount to actual at the time of its physical inventory counts which occur throughout the fiscal year. The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise.

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

Property and equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Furniture, fixtures and equipment are generally depreciated over five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term, typically ranging from five to 10 years. Maintenance and repairs are expensed as incurred, and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal of the related asset.

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years upon being placed in service. For fiscal years 2013, 2012 and 2011, the Company recorded approximately $3.0 million, $1.6 million, and $623,000, respectively, for amortization of capitalized software. The net book value of these assets totaled $18.8 million and $18.5 million at the end of fiscal years 2013 and 2012, respectively. At the end of fiscal years 2013 and 2012, property and equipment included capitalized computer software currently under development of $1.9 million and $314,000, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of February 1, 2014 and February 2, 2013, the liability for asset retirement obligations was approximately $253,000 and $241,000, respectively.

Impairment of long-lived assets — The Company evaluates the recoverability of the carrying amounts of long-lived assets whenever events or changes in circumstances dictate that their carrying value may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the assets related to the store. Future cash flows are projected for the remaining lease life. The Company calculates the fair value of long-lived assets using the age-life method. If the estimated fair value is less than the carrying value of the assets, the Company records an impairment charge equal to the difference, if any, between the assets’ fair value and carrying value.

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

During the fourth quarters of fiscal years 2013 and 2012, the Company recorded adjustments related to positive changes in its actuarial estimates for workers’ compensation and general liability reserves. The adjustment in the fourth quarter of fiscal 2013 resulted in a year-over-year benefit of approximately $150,000 ($91,000 after tax) or $0.01 per diluted share. The adjustment in the fourth quarter of fiscal 2012 resulted in a year-over-year benefit of approximately $900,000 ($578,000 after tax), or $0.03 per diluted share.

Customer loyalty program — The Company has established a loyalty program called the K Club, whereby members earn loyalty points in return for making purchases in the Company’s stores, including the e-commerce store. Attaining specified loyalty point levels results in the issuance of discount certificates to the customer. The Company accrues for the expected liability associated with the discount certificates issued, as well as the accumulated points that have not yet resulted in the issuance of a certificate, adjusted for expected redemption rates. This liability is included as a component of accrued expenses on the consolidated balance sheet and the changes to the liability are included within cost of sales on the consolidated statements of income.

The Company has also established a private-label credit card program for its customers. Customers in the private-label credit card program who enroll in K Club are eligible to earn double the points of a regular loyalty program member. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company. During the fourth quarter of fiscal 2011, the Company terminated the relationship with a previous third-party bank private-label credit card service provider. As a result of this termination, the Company reversed the remaining $1.2 million accrual related to the previous loyalty program. This reversal was recorded as a credit to cost of sales. During the first quarter of fiscal 2012, the Company switched to a new private-label credit card provider.

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. The cumulative net excess of recorded rent expense over lease payments totaled $9.8 million, of which $1.2 million was reflected as a current liability in accrued expenses, and $8.6 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet as of February 1, 2014. As of February 2, 2013, $985,000 was reflected as a current liability in accrued expenses and $8.2 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of February 1, 2014, the unamortized amount of construction allowances totaled $36.5 million, of which $6.2 million was reflected as a current liability in accrued expenses and $30.3 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of February 2, 2013, $5.7 million was reflected as a current liability in accrued expenses and $31.1 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. e-commerce revenue is recorded when orders are shipped and title passes to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes.

Gift card sales are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the Redemption Recognition Method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as breakage revenue. The Company recognized approximately $1.1 million, $970,000, and $1.1 million in gift card breakage during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

Other operating expenses — Other operating expenses consist of such items as insurance, advertising, utilities, property taxes, supplies, travel, card processing and other bank fees, losses on disposal of assets and various other store and corporate expenses.

Store preopening expenses — Store preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, e-mail communications, paid search and other digital advertising, social media, public relations, in-store collateral and signage, and other expenses related to the in-store experience. Total advertising expense was $9.3 million, $6.7 million and $4.9 million for fiscal years 2013, 2012 and 2011, respectively.

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

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 439,000 shares, 642,000 shares and 288,000 shares for fiscal 2013, 2012 and 2011, respectively.

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

Reclassifications — Certain prior year amounts have been reclassified to conform to current year classification. The Company has separately stated the state income taxes receivable and federal income taxes payable in the consolidated balance sheets. State income taxes receivable of $446,000 and $832,000 for fiscal 2013 and 2012, respectively are included as a component of prepaid expenses and other current assets.

Note 2 — Property and Equipment

Property and equipment is comprised of the following (in thousands):

	February 1, 2014	February 2, 2013
Equipment	$47,770	$44,514
Furniture and fixtures	54,923	53,405
Leasehold improvements	76,764	74,203
Projects in progress	3,770	795

	183,227	172,917
Less: Accumulated depreciation	(102,898)	(94,418)

	$80,329	$78,499

Note 3 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	February 1, 2014	February 2, 2013
Salaries and wages	$5,373	$2,942
Gift cards and store credits	5,941	5,860
Sales taxes	1,555	2,637
Deferred rent	7,317	6,698
Other	3,484	2,872

	$23,670	$21,009

Note 4 — Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. Income tax expense consists of the following (in thousands):

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Current
Federal	$9,270	$3,753	$7,249
State	1,125	(346)	2,003
Deferred
Federal	(1,091)	3,278	2,772
State	125	1,014	(569)

	$9,429	$7,699	$11,455

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Tax at federal statutory rate	$8,385	$7,550	$10,699
State income taxes (net of federal benefit)	920	402	773
Tax credits	(192)	(563)	—
Other	316	310	(17)

Income tax expense	$9,429	$7,699	$11,455

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 1, 2014	February 2, 2013
Deferred tax assets:
Accruals	$2,998	$1,909
Inventory valuation	301	186
Deferred rent and other	8,228	7,971

Total deferred tax assets	11,527	10,066
Deferred tax liabilities:
Depreciation	(11,597)	(11,060)
Prepaid assets	(491)	(532)

Total deferred tax liabilities	(12,088)	(11,592)

Net deferred tax liabilities	$(561)	$(1,526)

Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. At February 1, 2014 and February 2, 2013, there was no valuation allowance against the Company’s deferred tax assets.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2009. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2007. The Company has no ongoing U.S. federal, state or local income tax examinations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In thousands)
Balance at the beginning of the year	$307	$712
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to settlements	—	—
Reductions due to lapse of the statute of limitations	—	(405)

Balance at the end of the year	$307	$307

Included in the February 1, 2014 balance and February 2, 2013 balance is $307,000 of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $186,000 and $155,000 accrued for the payment of interest and penalties associated with unrecognized tax benefits at February 1, 2014 and February 2, 2013, respectively.

Note 5 — Senior Credit Facility

On August 19, 2011, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”), replacing the Credit Agreement entered into in 2004. The Credit Agreement increased the Company’s senior secured revolving credit facility from $45 million to $50 million and extended the maturity date to August 2016. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor. Additionally, a fee of 0.375% per annum is assessed on the unused portion of the facility.

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

Also on August 19, 2011, the Company entered into an Amended and Restated Security Agreement with its Lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreement.

As of February 1, 2014, the Company was in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $32.5 million available for borrowing.

Note 6 — Long-Term Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2025. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases, was approximately $44.8 million, $44.3 million and $40.5 million in fiscal years 2013, 2012 and 2011, respectively. Rent expense includes contingent rent, which is based on individual store sales, of approximately $3.7 million, $4.1 million and $4.5 million, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $49.8 million in 2014; $45.2 million in 2015; $38.5 million in 2016; $33.3 million in 2017; $29.6 million in 2018 and $85.5 million thereafter.

Note 7 — Employee Benefit Plans

Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $2.8 million, $2.7 million and $3.1 million for fiscal years 2013, 2012 and 2011, respectively.

On June 4, 2013, the Company adopted the Kirkland’s, Inc. Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”), replacing the plan adopted in July 2002. The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 3,500,000 shares of common stock. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 3 or 4 years. Restricted stock units granted to employees vest on the third anniversary of the grant date, and are convertible into common stock on the date of vesting. Options issued to non-employee directors vest immediately on the date of the grant. Restricted stock units granted to non-employee directors vest on the first anniversary of the grant date.

As of February 1, 2014, options to purchase 1,285,792 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.03 to $19.06 per share. As of February 1, 2014, there were 236,000 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $10.93 to $15.79 per share. Shares reserved for future stock-based grants under the 2002 Plan approximated 1,249,336 at February 1, 2014.

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

As of February 1, 2014, there were 1,070,321 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of February 1, 2014 was approximately $9.1 million and $7.3 million, respectively. The weighted average grant date fair value of options granted during fiscal 2013, fiscal 2012 and fiscal 2011 were $9.51, $5.79 and $7.54, respectively. The intrinsic value of options exercised was $2.6 million in fiscal 2013, $0.4 million in fiscal 2012, and $1.3 million in fiscal 2011. At February 1, 2014, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $2.8 million, which is expected to be recognized over a weighted average period of 1.8 years.

Stock option activity for the year ended February 1, 2014, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at February 2, 2013	1,417,906	$11.07
Options granted	200,000	15.79
Options exercised	(317,114)	11.08
Options forfeited	(15,000)	13.43

Balance at February 1, 2014	1,285,792	$11.77	6.3

Options Exercisable As of:
February 1, 2014	890,802	$10.71	5.4

The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in fiscal years 2013, 2012 and 2011 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Expected price volatility	0.65	0.56	0.65
Risk-free interest rate	1.46%	0.77%	2.1%
Expected life	6.3 years	6.3 years	6.3 years
Forfeiture rate	5%	5%	5%
Dividend yield	0%	0%	0%

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

Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees become 100% vested on the third anniversary of the grant date, provided the employee has remained in continuous service with the Company through that date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 104,000, 94,000 and 89,000 RSUs during fiscal 2013, 2012 and 2011, respectively. The weighted average grant date fair values of the RSUs granted during fiscal 2013, 2012 and 2011 were $15.79, $10.93 and $12.33, respectively. Compensation expense related to RSUs is recognized ratably over the requisite service period. Compensation expense for RSUs during fiscal 2013, 2012 and 2011 was approximately $1.3 million, $1.3 million and $1.1 million, respectively. As of February 1, 2014, there was approximately $1.6 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 1.3 years.

RSU activity in each of the periods indicated was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at February 2, 2013	247,000	$14.22
Granted	104,000	15.79
Vested	(111,000)	17.30
Forfeited	(4,000)	15.70

Non-vested at February 1, 2014	236,000	$13.44

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2013, 2012 and 2011, there were 19,478, 30,545 and 29,204 shares of common stock, respectively, issued to participants under the ESPP, with approximately 51,654 shares remaining under the original authorization.

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion, subject to statutory limitations. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $383,000, $446,000 and $402,000 in fiscal 2013, 2012 and 2011, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2013, 2012, or 2011.

Deferred compensation plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contributions to this Plan were approximately $62,000, $65,000 and $60,000 in fiscal years 2013, 2012 and 2011, respectively.

Note 8 — Commitments and Contingencies

Financial instruments that potentially subject the Company to concentration of risk are primarily cash and cash equivalents. The Company places its cash and cash equivalents in insured depository institutions and limits the amount of credit exposure to any one institution within the covenant restrictions imposed by the Company’s debt agreements.

The Company is involved in various routine legal proceedings incidental to the conduct of its business. The Company believes that any resulting liability from existing legal proceedings, individually or in the aggregate, will not have a material adverse effect on its operations or financial condition.

Note 9 — Related Party Transactions

In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of the Company’s Vice President of Merchandising. During fiscal 2013, the Company’s purchases from this vendor totaled approximately $29.7 million, or 13.7% of total merchandise purchases. During fiscal 2012, the Company’s purchases from this vendor totaled approximately $28.1 million, or 12.7% of total merchandise purchases. During fiscal 2011, the Company’s purchases from this vendor totaled approximately $25.1 million, or 12.0% of total merchandise purchases. Included in cost of sales for fiscal years 2013, 2012, and 2011 were $29.1 million, $26.7 million, and $22.5 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $1.8 million as of February 1, 2014, $2.2 million as of February 2, 2013, and $1.9 million as of January 28, 2012. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 10 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2013 and fiscal 2012 follow (in thousands, except per share amounts):

	Fiscal 2013 Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Total revenue	$101,233	$97,123	$106,134	$156,073
Gross profit	39,406	35,643	41,135	64,632
Operating income (loss)	2,836	(1,074)	1,694	20,536
Net income (loss)	1,773	(577)	1,008	12,326
Earnings (loss) per share:
Basic	0.10	(0.03)	0.06	0.71
Diluted	0.10	(0.03)	0.06	0.69

	Fiscal 2012 Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013 (1)
Total revenue	$97,788	$91,004	$96,688	$162,885
Gross profit	38,469	29,994	34,019	66,134
Operating income (loss)	3,170	(3,952)	(746)	23,056
Net income (loss)	1,955	(1,997)	(416)	14,253
Earnings (loss) per share:
Basic	0.11	(0.11)	(0.02)	0.83
Diluted	0.10	(0.11)	(0.02)	0.82

(1)	The quarter ended February 2, 2013, includes 14 weeks.

3. Exhibits: (see (b) below)

(b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit Number		Description

3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Current Report on Form 8-K dated May 7, 2010)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))

10.1*	—	Amended and Restated Credit Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the borrowers named therein, and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-k dated August 24, 2011)

10.2*	—	Amended and Restated Security Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the other guarantors named therein and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.2 to our Current Report on Form 8-k dated August 24, 2011)

10.3+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to our Form 8-K/A dated April 12, 2008)

10.4+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)

10.5+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)

10.6+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))

10.7+*	—	Amended and Restated 2002 Equity Incentive Plan (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 4, 2013)

10.8*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)

10.9+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))

10.10+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)

10.11+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)

10.12*	—	First Amendment to Loan and Security Agreement dated as of August 6, 2007, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 10, 2007)

10.13*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))

10.14*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2007)

10.15+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

21.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Interactive Data File (Annual Report on form 10-K, for the year ended February 1, 2014, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S , INC.

By:	/S/ ROBERT E. ALDERSON
Robert E. Alderson
President and Chief Executive Officer

Date: April 17, 2014

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. ALDERSON Robert E. Alderson	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 17, 2014

/s/ W. MICHAEL MADDEN W. Michael Madden	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2014

/s/ CARL KIRKLAND Carl Kirkland	Director	April 17, 2014

/s/ STEVEN J. COLLINS Steven J. Collins	Director	April 17, 2014

/s/ MILES KIRKLAND Miles Kirkland	Director	April 17, 2014

/s/ R. WILSON ORR, III R. Wilson Orr, III	Director	April 17, 2014

/s/ RALPH T. PARKS Ralph T. Parks	Director	April 17, 2014

/s/ MURRAY M. SPAIN Murray M. Spain	Director	April 17, 2014

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP.

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Annual Report on Form 10-K, for the year ended February 1, 2014, furnished in XBRL (eXtensible Business Reporting Language))