Form 10-Q
period 2014-05-03
KIRKLAND'S, INC
filed 2014-06-12
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 3, 2014,

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

Common Stock, no par value — 17,309,422 shares outstanding as of June 2, 2014.

KIRKLAND’S, INC.

Page
PART I — FINANCIAL INFORMATION:

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of May 3, 2014 (unaudited), February 1, 2014, and May 4, 2013 (unaudited)	3

Condensed Consolidated Statements of Income for the 13-week periods ended May 3, 2014 and May 4, 2013 (unaudited)	4

Condensed Consolidated Statement of Shareholders’ Equity for the 13-week period ended May 3, 2014 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the 13-week periods ended May 3, 2014 and May 4, 2013 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

PART II — OTHER INFORMATION:	15

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 6. Exhibits	16

SIGNATURES	17

EXHIBIT 10.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

EXHIBIT 101

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 3, 2014 (Unaudited)	February 1, 2014	May 4, 2013 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,418	$89,050	$74,111
Inventories, net	50,702	52,637	47,889
Deferred income taxes	2,857	2,777	1,638
Prepaid expenses and other current assets	8,595	8,817	7,591

Total current assets	144,572	153,281	131,229
Property and equipment, net	82,768	80,329	76,964
Other assets	2,028	1,838	1,680

Total assets	$229,368	$235,448	$209,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities: Accounts payable	$19,465	$23,102	$20,933
Income taxes payable	866	5,875	—
Accrued expenses	22,870	23,670	21,719

Total current liabilities	43,201	52,647	42,652
Deferred rent	39,435	38,976	38,572
Non-current deferred income taxes	3,239	3,337	3,057
Other liabilities	5,495	5,259	5,206

Total liabilities	91,370	100,219	89,487

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 3, 2014, February 1, 2014, or May 4, 2013, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,309,423; 17,304,285; and 17,085,655 shares issued and outstanding at May 3, 2014, February 1, 2014, and May 4, 2013, respectively	156,907	156,193	154,107
Accumulated deficit	(18,909)	(20,964)	(33,721)

Total shareholders’ equity	137,998	135,229	120,386

Total liabilities and shareholders’ equity	$229,368	$235,448	$209,873

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	May 3, 2014	May 4, 2013
Net sales	$108,255	$101,233
Cost of sales (exclusive of depreciation as shown below)	65,653	61,827

Gross profit	42,602	39,406
Operating expenses:
Compensation and benefits	21,279	19,928
Other operating expenses	13,664	12,851
Depreciation	4,300	3,791

Total operating expenses	39,243	36,570

Operating income	3,359	2,836
Interest expense, net	69	67
Other income, net	(82)	(61)

Income before income taxes	3,372	2,830
Income tax expense	1,317	1,057

Net income	$2,055	$1,773

Earnings per share:
Basic	$0.12	$0.10

Diluted	$0.12	$0.10

Weighted average shares for basic earnings per share:	17,308	17,083
Effect of dilutive stock equivalents	517	350

Adjusted weighted average shares for diluted earnings per share	17,825	17,433

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2014	17,304,285	$156,193	$(20,964)	$135,229
Exercise of employee stock options and employee stock purchases	5,138	77	—	77
Stock-based compensation expense	—	637	—	637
Net income	—	—	2,055	2,055

Balance at May 3, 2014	17,309,423	$156,907	$(18,909)	$137,998

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net income	$2,055	$1,773
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of property and equipment	4,300	3,791
Amortization of landlord construction allowances	(1,456)	(1,312)
Amortization of debt issue costs	19	19
Loss on disposal of property and equipment	191	66
Cash received for landlord construction allowances	2,234	2,653
Stock-based compensation expense	637	663
Deferred income taxes	(178)	(107)
Changes in assets and liabilities:
Inventories, net	1,935	1,688
Prepaid expenses and other current assets	25	706
Other noncurrent assets	(209)	(140)
Accounts payable	(3,637)	(709)
Income taxes receivable / payable	(5,076)	(1,535)
Accrued expenses and other current and noncurrent liabilities	(619)	1,005

Net cash provided by operating activities	221	8,561

Cash flows from investing activities:
Capital expenditures	(6,930)	(2,322)

Net cash used in investing activities	(6,930)	(2,322)

Cash flows from financing activities:
Exercise of stock options and employee stock purchases	77	75

Net cash provided by financing activities	77	75

Cash and cash equivalents:
Net increase (decrease)	(6,632)	6,314
Beginning of the period	89,050	67,797

End of the period	$82,418	$74,111

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 324 stores in 35 states as of May 3, 2014. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2014.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 3, 2014 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended May 3, 2014, the Company recorded an income tax expense of 39.1% of pre-tax income. In the prior year period, the Company recorded income tax expense of 37.3% of pre-tax income.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were 414,000 and 709,000 shares for the 13-week periods ended May 3, 2014, and May 4, 2013, respectively.

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

No stock options or restricted stock units were granted during the 13-week periods ended May 3, 2014 or May 4, 2013. Total stock-based compensation expense (a component of compensation and benefits) was $637,000 for the 13-week period ended May 3, 2014, compared to $663,000 for the comparable prior year period. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended May 3, 2014 and May 4, 2013, purchases from this vendor totaled approximately $5.7 million, or 12% of total merchandise purchases, and $6.4 million, or 14% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended May 3, 2014 and May 4, 2013 were $5.8 million and $6.2 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $1.3 million and $3.3 million as of May 3, 2014 and May 4, 2013, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 7 — Subsequent Event

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock over the next 24 months. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. Subsequent to May 22, 2014, the Company has repurchased and retired approximately 14,000 shares of common stock at an aggregate cost of approximately $240,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in the Company’s Annual Report on Form 10-K, filed April 17, 2014. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 324 stores in 35 states as of May 3, 2014, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including wall décor (framed art, mirrors and other wall ornaments), lamps, decorative accessories, accent furniture, textiles, fragrance and accessories, frames, housewares, outdoor accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended May 3, 2014, we opened seven new stores and closed seven stores. The following table summarizes our stores and square footage under lease:

	As of May 3, 2014	As of May 4, 2013
Number of stores	324	317
Square footage	2,435,259	2,321,868
Average square footage per store	7,516	7,325

13-Week Period Ended May 3, 2014 Compared to the 13-Week Period Ended May 4, 2013

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 3, 2014		May 4, 2013		Change
	$	%	$	%	$	%
Net sales	$108,255	100.0%	$101,233	100.0%	$7,022	6.9%
Cost of sales	65,653	60.6%	61,827	61.1%	3,826	6.2%

Gross profit	42,602	39.4%	39,406	38.9%	3,196	8.1%
Operating expenses:
Compensation and benefits	21,279	19.7%	19,928	19.7%	1,351	6.8%
Other operating expenses	13,664	12.6%	12,851	12.7%	813	6.3%
Depreciation	4,300	4.0%	3,791	3.7%	509	13.4%

Total operating expenses	39,243	36.3%	36,570	36.1%	2,673	7.3%
Operating income	3,359	3.1%	2,836	2.8%	523	18.4%
Interest expense, net	69	0.1%	67	0.1%	2	3.0%
Other income, net	(82)	(0.1%)	(61)	(0.1%)	(21)	34.4%

Income before income taxes	3,372	3.1%	2,830	2.8%	542	19.2%
Income tax expense	1,317	1.2%	1,057	1.0%	260	24.6%

Net income	$2,055	1.9%	$1,773	1.8%	$282	15.9%

Net sales. Net sales increased 6.9% to $108.3 million for the first fiscal quarter of 2014 compared to $101.2 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $2.3 million. An increase in comparable store sales, including e-commerce sales, of 5.0%, contributed an increase over the prior year quarter of $4.7 million. Comparable store sales decreased 2.3% in the prior year period. For the first fiscal quarter of 2014, the e-commerce business was up 37.9% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 3.7%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in number of transactions, accompanied by a slight increase in the average ticket. The increase in transactions resulted from an increase in conversion, partially offset by a decrease in traffic. The increase in the average ticket reflected an increase in items sold per transaction, offset partially by a decline in average retail selling price. The merchandise categories contributing most to the comparable store sales increase were textiles, lamps, housewares and holiday. These increases were partially offset by declines in outdoor living, frames and floral.

Gross profit. Gross profit as a percentage of net sales increased from 38.9% in the first quarter of 2013 to 39.4% in the first quarter of 2014. The overall increase in gross profit margin was primarily due to a higher merchandise margin, which increased from 55.1% in the first quarter of fiscal 2013 to 55.9% in the first quarter of fiscal 2014. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight) and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of lower inbound freight costs, which accounted for an increase in the margin of approximately 0.5%. The increase was accompanied by a reduction in promotional activity and markdowns. Store occupancy costs as a percentage of net sales were down slightly in the first quarter of 2014 as compared to the prior year period. Outbound freight costs and central distribution expenses increased as a percentage of sales, primarily due to an increase in the e-Commerce business.

Compensation and benefits. Compensation and benefits expenses for stores decreased as a percentage of net sales for the first quarter of fiscal 2014 as compared to the first quarter of 2013 due to comparable store sales leverage. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to increased headcount associated with our multi-channel initiatives, and severance benefits related to the departure of our former Senior Vice President of Supply Chain.

Other operating expenses. Other operating expenses decreased slightly as a percentage of sales versus the prior year period due primarily to a reduction in self-insurance expenses, partially offset by an increase in marketing expenses.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded income tax expense of approximately $1.3 million, or 39.1% of pre-tax income during the first quarter of fiscal 2014, versus approximately $1.1 million, or 37.3% of pre-tax income, in the prior year quarter.

Net income and earnings per share. As a result of the foregoing, we reported net income of $2.1 million, or $0.12 per diluted share, for the first quarter of fiscal 2014 as compared to net income of $1.8 million, or $0.10 per diluted share, for the first quarter of fiscal 2013.

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

Cash flows from operating activities. Net cash provided by operating activities was approximately $221,000 for the first quarter of fiscal 2014, compared to net cash provided by operating activities of $8.6 million for the first quarter of 2013. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash provided by operations as compared to the prior year period was primarily the result of higher income tax payments and incentive bonus payouts in the first quarter of 2014, combined with decreased accounts payable, due to timing of payments.

Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2014 consisted of $6.9 million in capital expenditures as compared to $2.3 million in capital expenditures for the prior year period. The capital expenditures in both periods primarily related to new store construction and information technology assets. During the first quarter of fiscal 2014, we opened seven stores compared to one store during the first quarter of fiscal 2013. We expect that capital expenditures for all of fiscal 2014 will be approximately $33 to $36 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure and multi-channel capabilities, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash provided by financing activities was approximately $77,000 for the first quarter of fiscal 2014, and related to employee stock purchases. Net cash used in financing activities was approximately $75,000 for the first quarter of fiscal 2013, and also related to employee stock purchases.

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

As of May 3, 2014, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $33.0 million available for borrowing.

At May 3, 2014, our balance of cash and cash equivalents was approximately $82.4 million. We do not anticipate any borrowings under the credit facility during fiscal 2014. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share Repurchase Authorization. On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock over the next 24 months. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time on the open market or in privately negotiated transactions. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. Subsequent to May 22, 2014, the Company has repurchased and retired approximately 14,000 shares of common stock at an aggregate cost of approximately $240,000.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the first quarter of fiscal 2014 and 2013, purchases from this vendor totaled approximately $5.7 million, or 12% of total merchandise purchases, and $6.4 million, or 14% of merchandise purchases, respectively. Included in cost of sales for the first quarter of fiscal 2014 and 2013 were $5.8 million and $6.2 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $1.3 million and $3.3 million as of May 3, 2014 and May 4, 2013, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $770,000 at May 3, 2014.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2014. Refer to our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, for a summary of our critical accounting policies.

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

•	If We Do Not Generate Sufficient Cash Flow, We May Not Be Able to Implement Our Growth Strategy.

•	If We Are Unable to Profitably Open and Operate New Stores at a Rate that Exceeds Planned Store Closings, We May Not Be Able to Adequately Execute Our Growth Strategy, Resulting in a Decrease in Net Sales and Net Income.

•	Our Success Depends Upon our Marketing, Advertising and Promotional Efforts. If We are Unable to Implement them Successfully, or if Our Competitors Market, Advertise or Promote More Effectively than We Do, Our Revenue May Be Adversely Affected.

•	We May Not Be Able to Successfully Anticipate Consumer Trends and Our Failure to Do So May Lead to Loss of Consumer Acceptance of Our Products Resulting in Reduced Net Sales.

•	We May Not Be Able to Successfully Respond to Technological Change, Our Website Could Become Obsolete and Our Financial Results and Conditions Could be Adversely Affected.

•	Inventory Loss and Theft and the Inability to Anticipate Inventory Needs may Result in Reduced Net Sales.

•	Inability to Successfully Develop and Maintain a Relevant and Reliable Multichannel Experience for Our Customers Could Adversely Affect Our Sales, Results of Operations and Reputation.

•	Our Results Could be Negatively Impacted if our Merchandise Offering Suffers a Substantial Impediment to its Reputation Due to Real or Perceived Quality Issues.

•	We Face an Extremely Competitive Specialty Retail Business Market, and Such Competition Could Result in a Reduction of Our Prices and a Loss of Our Market Share.

•	Weather Conditions Could Adversely Affect Our Sales and/or Profitability by Affecting Consumer Shopping Patterns.

•	We are Exposed to the Risk of Natural Disasters, Pandemic Outbreaks, Global Political Events, War and Terrorism That Could Disrupt Our Business and Result in Lower Sales, Increased Operating Costs and Capital Expenditures.

•	Our Performance May be Affected by General Economic Conditions.

•	Our Profitability is Vulnerable to Inflation and Cost Increases.

•	Our Profitability is Vulnerable to Energy Prices.

•	Our Business Is Highly Seasonal and Our Fourth Quarter Contributes a Disproportionate Amount of Our Net Sales, Net Income and Cash Flow, and Any Factors Negatively Impacting Us During Our Fourth Quarter Could Reduce Our Net Sales, Net Income and Cash Flow, Leaving Us with Excess Inventory and Making It More Difficult for Us to Finance Our Capital Requirements.

•	Failure to Control Merchandise Returns Could Negatively Impact the Business.

•	We May Experience Significant Variations in Our Quarterly Results.

•	Our Comparable Store Net Sales Fluctuate Due to a Variety of Factors.

•	Our Freight Costs and thus Our Cost of Goods Sold are Impacted by Changes in Fuel Prices.

•	Changes in Accounting and Tax Rules and Regulations May Adversely Affect our Operating Results.

•	New Legal Requirements Could Adversely Affect Our Operating Results.

•	New Regulations Related to Conflict Minerals Could Adversely Impact Our Business.

•	Litigation May Adversely Affect Our Business, Financial Condition, Results of Operations or Liquidity.

•	Product Liability Claims Could Adversely Affect Our Reputation.

•	If We Fail to Protect Our Brand Name, Competitors May Adopt Trade Names that Dilute the Value of Our Brand Name.

•	Failure to Protect the Integrity and Security of Individually Identifiable Data of Our Customers and Employees Could Expose Us to Litigation and Damage Our Reputation; The Expansion of Our e-commerce Business Has Inherent Cybersecurity Risks That May Result in Business Disruptions.

•	Our Hardware and Software Systems Are Vulnerable to Damage that Could Harm Our Business.

•	We Depend on a Number of Vendors to Supply Our Merchandise, and Any Delay in Merchandise Deliveries from Certain Vendors May Lead to a Decline in Inventory Which Could Result in a Loss of Net Sales.

•	We Are Dependent on Foreign Imports for a Significant Portion of Our Merchandise, and Any Changes in the Trading Relations and Conditions Between the United States and the Relevant Foreign Countries May Lead to a Decline in Inventory Resulting in a Decline in Net Sales, or an Increase in the Cost of Sales Resulting in Reduced Gross Profit.

•	Our Success Is Highly Dependent on Our Planning and Control Processes and Our Supply Chain, and Any Disruption in or Failure to Continue to Improve These Processes May Result in a Loss of Net Sales and Net Income.

•	We Depend on Key Personnel, and, if We Lose the Services of Any Member of Our Senior Management Team, We May Not Be Able to Run Our Business Effectively.

•	Our Charter and Bylaw Provisions and Certain Provisions of Tennessee Law May Make It Difficult in Some Respects to Cause a Change in Control of Kirkland’s and Replace Incumbent Management.

•	Concentration of Ownership among Our Existing Directors, Executive Officers, and Their Affiliates May Prevent New Investors from Influencing Significant Corporate Decisions.

•	If We Fail to Maintain an Effective System of Internal Control, We May Not be Able to Accurately Report Our Financial Results.

•	The Market Price for Our Common Stock Might Be Volatile and Could Result in a Decline in the Value of Your Investment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended February 1, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of May 3, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Document

10.1	Office Lease Agreement dated April 17, 2014 by and between Kirkland’s, Inc. and Highwoods Realty Limited Partnership

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 3, 2014, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: June 12, 2014	/s/ Robert E. Alderson
Robert E. Alderson President and Chief Executive Officer (Principal Executive Officer)

Date: June 12, 2014	/s/ W. Michael Madden
W. Michael Madden Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Office Lease Agreement dated April 17, 2014 by and between Kirkland’s, Inc. and Highwoods Realty Limited Partnership

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Senior Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 3, 2014, furnished in XBRL (eXtensible Business Reporting Language))