Form 10-Q
period 2014-08-02
KIRKLAND'S, INC
filed 2014-09-11
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 2, 2014,

or

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

Common Stock, no par value — 17,294,831 shares outstanding as of September 4, 2014.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 2, 2014 (Unaudited)	February 1, 2014	August 3, 2013 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,468	$89,050	$63,489
Inventories, net	57,364	52,637	53,979
Deferred income taxes	2,828	2,777	1,630
Prepaid expenses and other current assets	12,534	8,817	12,258

Total current assets	141,194	153,281	131,356
Property and equipment, net	86,201	80,329	77,537
Other assets	2,065	1,838	1,757

Total assets	$229,460	$235,448	$210,650

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities: Accounts payable	$22,434	$23,102	$21,442
Income taxes payable	—	5,875	—
Accrued expenses	22,440	23,670	21,470

Total current liabilities	44,874	52,647	42,912
Deferred rent	39,519	38,976	38,222
Non-current deferred income taxes	3,274	3,337	3,074
Other liabilities	5,416	5,259	5,425

Total liabilities	93,083	100,219	89,633

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at August 2, 2014, February 1, 2014, or August 3, 2013, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,317,777; 17,304,285; and 17,229,536 shares issued and outstanding at August 2, 2014, February 1, 2014, and August 3, 2013, respectively	157,576	156,193	155,315
Accumulated deficit	(21,199)	(20,964)	(34,298)

Total shareholders’ equity	136,377	135,229	121,017

Total liabilities and shareholders’ equity	$229,460	$235,448	$210,650

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$103,485	$97,123	$211,740	$198,356
Cost of sales (exclusive of depreciation as shown below)	65,612	61,480	131,265	123,307

Gross profit	37,873	35,643	80,475	75,049
Operating expenses:
Compensation and benefits	21,087	19,926	42,366	39,854
Other operating expenses	14,226	12,841	27,890	25,692
Depreciation	4,431	3,950	8,731	7,741

Total operating expenses	39,744	36,717	78,987	73,287

Operating income (loss)	(1,871)	(1,074)	1,488	1,762
Interest expense, net	67	72	136	139
Other income, net	(226)	(53)	(308)	(114)

Income (loss) before income taxes	(1,712)	(1,093)	1,660	1,737
Income tax expense (benefit)	(657)	(516)	660	541

Net income (loss)	$(1,055)	$(577)	$1,000	$1,196

Earnings (loss) per share:
Basic	$(0.06)	$(0.03)	$0.06	$0.07

Diluted	$(0.06)	$(0.03)	$0.06	$0.07

Weighted average shares for basic earnings (loss) per share:	17,335	17,174	17,321	17,129
Effect of dilutive stock equivalents	—	—	510	406

Adjusted weighted average shares for diluted earnings (loss) per share	17,335	17,174	17,831	17,535

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2014	17,304,285	$156,193	$(20,964)	$135,229
Exercise of employee stock options and employee stock purchases	25,722	183	—	183
Tax benefit from exercise of stock options	—	130	—	130
Net share settlement of stock options and restricted stock units	(26,343)	(315)	—	(315)
Issuance of restricted stock	82,000	—	—	—
Stock-based compensation expense	—	1,385	—	1,385
Repurchase and retirement of common stock	(67,887)	—	(1,235)	(1,235)
Net income	—	—	1,000	1,000

Balance at August 2, 2014	17,317,777	$157,576	$(21,199)	$136,377

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net income	$1,000	$1,196
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	8,731	7,741
Amortization of landlord construction allowances	(3,038)	(2,804)
Amortization of debt issue costs	38	38
Loss on disposal of property and equipment	224	62
Cash received for landlord construction allowances	4,354	3,558
Stock-based compensation expense	1,385	1,392
Excess tax benefits from exercise of stock options and restricted stock	(130)	(922)
Deferred income taxes	(114)	(82)
Changes in assets and liabilities:
Inventories, net	(4,727)	(4,402)
Prepaid expenses and other current assets	(608)	(570)
Other noncurrent assets	(265)	(236)
Accounts payable	(668)	(200)
Income taxes receivable / payable	(9,635)	(3,762)
Accrued expenses and other current and noncurrent liabilities	(1,065)	970

Net cash provided by (used in) operating activities	(4,518)	1,979

Cash flows from investing activities:
Capital expenditures	(14,827)	(6,841)

Net cash used in investing activities	(14,827)	(6,841)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options and restricted stock	130	922
Employee stock purchases	183	138
Repurchase and retirement of common stock	(1,235)	—
Cash used to settle withholding taxes on the vesting of restricted stock	(315)	(506)

Net cash provided by (used in) financing activities	(1,237)	554

Cash and cash equivalents:
Net decrease	(20,582)	(4,308)
Beginning of the period	89,050	67,797

End of the period	$68,468	$63,489

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 328 stores in 35 states as of August 2, 2014. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended August 2, 2014 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended August 2, 2014, the Company recorded an income tax benefit of 38.4% of the loss before income taxes. In the prior year period, the Company recorded an income tax benefit of 47.2% of the loss before income taxes. The decrease in the rate from prior year reflects discrete tax credits received in the second quarter of fiscal 2013 that related to prior years. For the 26-week period ended August 2, 2014, the Company recorded an income tax expense of 39.8% of pre-tax income. In the prior year period, the Company recorded an income tax expense of 31.1% of pre-tax income.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were 1.6 million and 1.7 million shares for the 13-week periods ended August 2, 2014, and August 3, 2013, respectively, and 487,000 and 596,000 shares for the 26-week periods ended August 2, 2014, and August 3, 2013, respectively.

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

The Company granted 182,500 stock options and 97,000 restricted stock units during the 13-week and 26-week periods ended August 2, 2014. This compares to 200,000 stock options and 104,000 restricted stock units granted in the 13-week and 26-week periods ended August 3, 2013. Total stock-based compensation expense (a component of compensation and benefits) was $748,000 for the 13-week period ended August 2, 2014, and $1.4 million for the 26-week period ended August 2, 2014, compared to $729,000 and $1.4 million, respectively, for the comparable prior year periods. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended August 2, 2014 and August 3, 2013, purchases from this vendor totaled approximately $6.3 million, or 12% of total merchandise purchases, and $7.0 million, or 14% of merchandise purchases, respectively. During the 26-week periods ended August 2, 2014 and August 3, 2013, purchases from this vendor totaled approximately $12.0 million, or 12% of total merchandise purchases, and $13.4 million, or 14% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended August 2, 2014 and August 3, 2013 were $5.7 million and $6.0 million, respectively, related to this vendor. Included in cost of sales for the 26-week periods ended August 2, 2014 and August 3, 2013 were $11.5 million and $12.2 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $1.7 million and $2.4 million as of August 2, 2014 and August 3, 2013, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 7 — Stock Repurchase Program

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through August 2, 2014, the Company repurchased and retired approximately 68,000 shares of common stock at an aggregate cost of approximately $1.2 million. As of August 2, 2014, the Company had $28.8 million remaining under the Board of Director’s current authorization to repurchase its common stock. Subsequent to August 2, 2014, the Company has repurchased and retired approximately 43,000 shares of common stock at an aggregate cost of $780,000.

Note 8 — New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company does not expect the provision of ASU 2014-09 to have a material impact on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2017 year.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 328 stores in 35 states as of August 2, 2014, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including wall décor (framed art, mirrors and other wall ornaments), lamps, decorative accessories, accent furniture, textiles, fragrance and accessories, frames, housewares, outdoor accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended August 2, 2014, we opened six new stores and closed two stores. During the 26-week period ended August 2, 2014, we opened thirteen new stores and closed nine stores. The following table summarizes our stores and square footage under lease:

	As of August 2, 2014	As of August 3, 2013
Number of stores	328	317
Square footage	2,470,440	2,338,518
Average square footage per store	7,532	7,377

13-Week Period Ended August 2, 2014 Compared to the 13-Week Period Ended August 3, 2013

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	August 2, 2014		August 3, 2013		Change
	$	%	$	%	$	%
Net sales	$103,485	100.0%	$97,123	100.0%	$6,362	6.6%
Cost of sales	65,612	63.4%	61,480	63.3%	4,132	6.7%

Gross profit	37,873	36.6%	35,643	36.7%	2,230	6.3%
Operating expenses:
Compensation and benefits	21,087	20.4%	19,926	20.5%	1,161	5.8%
Other operating expenses	14,226	13.7%	12,841	13.2%	1,385	10.8%
Depreciation	4,431	4.3%	3,950	4.1%	481	12.2%

Total operating expenses	39,744	38.4%	36,717	37.8%	3,027	8.2%
Operating loss	(1,871)	(1.8%)	(1,074)	(1.1%)	(797)	74.2%
Interest expense, net	67	0.1%	72	0.1%	(5)	(6.9%)
Other income, net	(226)	(0.2%)	(53)	(0.1%)	(173)	326.4%

Loss before income taxes	(1,712)	(1.7%)	(1,093)	(1.1%)	(619)	56.6%
Income tax benefit	(657)	(0.6%)	(516)	(0.5%)	(141)	27.3%

Net loss	$(1,055)	(1.0%)	$(577)	(0.6%)	$(478)	82.8%

Net sales. Net sales increased 6.6% to $103.5 million for the second fiscal quarter of 2014 compared to $97.1 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $3.1 million. An increase in comparable store sales, including e-commerce sales, of 3.6%, contributed an increase over the prior year quarter of $3.3 million. Comparable store sales decreased 0.2% in the prior year period. For the second fiscal quarter of 2014, the e-commerce business was up 27.1% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 2.6%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the number of transactions, offset by a decrease in the average ticket. The increase in transactions resulted from an increase in conversion, combined with a slight increase in traffic. The decrease in the average ticket reflected a decrease in the average retail selling price, partially offset by an increase in items per transaction. The merchandise categories contributing most to the comparable store sales increase were fragrance and accessories, textiles, art, holiday, housewares, and wall décor.

Gross profit. Gross profit as a percentage of net sales decreased from 36.7% in the second quarter of 2013 to 36.6% in the second quarter of 2014. The overall decrease in gross profit margin was primarily due to higher outbound freight and central distribution costs, partially offset by a higher merchandise margin. Outbound freight costs and central distribution expenses increased as a percentage of sales, primarily due to an increase in the e-Commerce business. Merchandise margin increased from 53.4% in the second quarter of fiscal 2013 to 54.2% in the second quarter of fiscal 2014. The increase in merchandise margin was primarily the result of lower inbound freight costs and favorable physical inventory results. The increase was accompanied by a reduction in promotional activity and markdowns. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight) and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Store occupancy costs as a percentage of net sales were flat in the second quarter of 2014 as compared to the prior year period.

Compensation and benefits. Compensation and benefits expenses for stores decreased as a percentage of net sales for the second quarter of fiscal 2014 as compared to the second quarter of 2013 due to comparable store sales leverage. At the corporate level, the compensation and benefits ratio increased over the prior year period primarily due to increased headcount associated with our multi-channel initiatives.

Other operating expenses. Other operating expenses increased as a percentage of sales versus the prior year period due to increases in marketing and utility expenses as well as expenses related to e-Commerce operations. These increases were partially offset by a reduction in self-insurance expenses.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded an income tax benefit of approximately $657,000, or 38.4% of the loss before income taxes during the second quarter of fiscal 2014, versus a tax benefit of approximately $516,000, or 47.2% of the loss before income taxes, in the prior year quarter. The decrease in the tax rate from prior year reflects discrete tax credits received in the second quarter of fiscal 2013 that related to prior years.

Net loss and loss per share. As a result of the foregoing, we reported a net loss of $1.1 million, or $0.06 per diluted share, for the second quarter of fiscal 2014 as compared to a net loss of $577,000, or $0.03 per diluted share, for the second quarter of fiscal 2013.

26-Week Period Ended August 2, 2014 Compared to the 26-Week Period Ended August 3, 2013

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	August 2, 2014		August 3, 2013		Change
	$	%	$	%	$	%
Net sales	$211,740	100.0%	$198,356	100.0%	$13,384	6.7%
Cost of sales	131,265	62.0%	123,307	62.2%	7,958	6.5%

Gross profit	80,475	38.0%	75,049	37.8%	5,426	7.2%
Operating expenses:
Compensation and benefits	42,366	20.0%	39,854	20.1%	2,512	6.3%
Other operating expenses	27,890	13.2%	25,692	13.0%	2,198	8.6%
Depreciation	8,731	4.1%	7,741	3.9%	990	12.8%

Total operating expenses	78,987	37.3%	73,287	36.9%	5,700	7.8%
Operating income	1,488	0.7%	1,762	0.9%	(274)	(15.6%)
Interest expense, net	136	0.1%	139	0.1%	(3)	(2.2%)
Other income, net	(308)	(0.1%)	(114)	(0.1%)	(194)	170.2%

Income before income taxes	1,660	0.8%	1,737	0.9%	(77)	(4.4%)
Income tax expense	660	0.3%	541	0.3%	119	22.0%

Net income	$1,000	0.5%	$1,196	0.6%	$(196)	(16.4%)

Net sales. Net sales increased 6.7% to $211.7 million for the first half of fiscal 2014 compared to $198.4 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $5.4 million. An increase in comparable store sales, including e-commerce sales, of 4.3%, contributed an increase over the prior year quarter of $8.0 million. Comparable store sales decreased 1.3% in the prior year period. For the first half of 2014, e-commerce net sales were up 32.2% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 3.2%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the number of transactions, offset by a slight decrease in the average ticket. The increase in transactions resulted from an increase in conversion. The slight decrease in the average ticket reflected a decrease in average retail selling price, partially offset by a slight increase in items sold per transaction. The merchandise categories contributing most to the comparable store sales increase were textiles, wall decor, and fragrance and accessories.

Gross profit. Gross profit as a percentage of net sales increased from 37.8% in the first half of 2013 to 38.0% in the first half of 2014. The overall increase in gross profit margin was primarily due to a higher merchandise margin, which increased from 54.3% in the first half of fiscal 2013 to 55.1% in the first half of fiscal 2014. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program discounts. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of a reduction in promotional activity and markdowns, lower inbound freight costs, and favorable physical inventory results. Store occupancy costs and outbound freight costs as a percentage of net sales were essentially flat in the first half of 2014 as compared to the prior year period. Central distribution expenses as a percentage of net sales increased from the prior year period, mainly due to e-Commerce.

Compensation and benefits. Compensation and benefits expenses for stores increased in dollars as a result of an increase in store count, but slightly decreased as a percent of net sales for the first half of fiscal 2014 as compared to the first half of 2013 due to comparable store sales leverage. At the corporate level, the compensation and benefits ratio increased over the prior year period, primarily due to increased headcount associated with our multi-channel initiatives, and severance benefits related to the departure of our former Senior Vice President of Supply Chain.

Other operating expenses. Other operating expenses increased in dollars and as a percentage of net sales versus the prior year period due primarily to increased marketing expenses.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded income tax expense of approximately $660,000, or 39.8% of pre-tax income during the first half of fiscal 2014, versus approximately $541,000, or 31.1% of pre-tax income, in the prior year period. The increase in the rate over prior year reflects discrete tax credits received in the first half of fiscal 2013 that related to prior years.

Net income and earnings per share. As a result of the foregoing, we reported net income of $1.0 million, or $0.06 per diluted share, for the first half of fiscal 2014 as compared to net income of $1.2 million, or $0.07 per diluted share, for the first half of fiscal 2013.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $4.5 million for the first half of fiscal 2014, compared to net cash provided by operating activities of $2.0 million for the first half of 2013. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of higher income tax payments and incentive bonus payouts in the first half of 2014, combined with decreased accounts payable, due to timing of payments.

Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2014 consisted of $14.8 million in capital expenditures as compared to $6.8 million in capital expenditures for the prior year period. The capital expenditures in both periods primarily related to new store construction and information technology assets. During the first half of fiscal 2014, we opened thirteen stores compared to seven stores during the first half of fiscal 2013. We expect that capital expenditures for all of fiscal 2014 will be approximately $31 to $34 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure and multi-channel capabilities, maintain our investments in existing stores and our distribution center, and support our corporate office relocation.

Cash flows from financing activities. Net cash used in financing activities was approximately $1.2 million for the first half of fiscal 2014, and was primarily related to the repurchase and retirement of common stock, partially offset by employee stock purchases and the related tax benefits. Net cash provided by financing activities was approximately $554,000 for the first half of fiscal 2013, and was related to the exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits.

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

As of August 2, 2014, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $37.1 million available for borrowing.

At August 2, 2014, our balance of cash and cash equivalents was approximately $68.5 million. We do not anticipate any borrowings under the credit facility during fiscal 2014. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share Repurchase Authorization. On May 22, 2014, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of our outstanding common stock until May 2016. Through August 2, 2014, we repurchased and retired approximately 68,000 shares of common stock at an aggregate cost of approximately $1.2 million. As of August 2, 2014, we had $28.8 million remaining under our Board of Director’s current authorization to repurchase our common stock. Subsequent to August 2, 2014, we have repurchased and retired approximately 43,000 shares of common stock at an aggregate cost of $780,000.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the 13-week periods ended August 2, 2014 and August 3, 2013, purchases from this vendor totaled approximately $6.3 million, or 12% of total merchandise purchases, and $7.0 million, or 14% of merchandise purchases, respectively. During the 26-week periods ended August 2, 2014 and August 3, 2013, purchases from this vendor totaled approximately $12.0 million, or 12% of total merchandise purchases, and $13.4 million, or 14% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended August 2, 2014 and August 3, 2013 were $5.7 million and $6.0 million, respectively, related to this vendor. Included in cost of sales for the 26-week periods ended August 2, 2014 and August 3, 2013 were $11.5 million and $12.2 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $1.7 million and $2.4 million as of August 2, 2014 and August 3, 2013, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $743,000 at August 2, 2014.

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

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our President and Chief Operating Officer (principal financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of August 2, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the second quarter of fiscal 2014, ending August 2, 2014, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in 000s)
May 4, 2014 to May 31, 2014	—	—	—	$30,000
June 1, 2014 to July 5, 2014	43,009	$17.88	43,009	$29,231
July 6, 2014 to August 2, 2014	24,878	$18.76	24,878	$28,764

Total	67,887	$18.20	67,887	$28,764

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through August 2, 2014, the Company repurchased and retired a total of approximately 68,000 shares at an aggregate cost of $1.2 million.

Subsequent to August 2, 2014, the Company has repurchased and retired approximately 43,000 shares of common stock at an aggregate cost of $780,000.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the President and Chief Operating Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 2, 2014, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: September 11, 2014	/s/ Robert E. Alderson
Robert E. Alderson Chief Executive Officer (principal executive officer)

Date: September 11, 2014	/s/ W. Michael Madden
W. Michael Madden President and Chief Operating Officer (principal financial officer)

Date: September 11, 2014	/s/ Adam C. Holland
Adam C. Holland Vice President of Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the President and Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 2, 2014, furnished in XBRL (eXtensible Business Reporting Language))