Form 10-Q
period 2014-11-01
KIRKLAND'S, INC
filed 2014-12-11
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 1, 2014,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission file number: 000-49885

KIRKLAND’S, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5310 Maryland Way Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

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

Common Stock, no par value — 17,146,522 shares outstanding as of December 4, 2014.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	November 1, 2014 (Unaudited)	February 1, 2014	November 2, 2013 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,642	$89,050	$54,634
Inventories, net	77,456	52,637	68,833
Deferred income taxes	2,969	2,777	1,687
Prepaid expenses and other current assets	12,549	8,817	12,480

Total current assets	149,616	153,281	137,634
Property and equipment, net	90,683	80,329	79,664
Other assets	2,125	1,838	1,823

Total assets	$242,424	$235,448	$219,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,049	$23,102	$24,751
Income taxes payable	—	5,875	—
Accrued expenses	25,296	23,670	23,886

Total current liabilities	57,345	52,647	48,637
Deferred rent	40,831	38,976	38,906
Non-current deferred income taxes	3,116	3,337	2,966
Other liabilities	5,474	5,259	5,406

Total liabilities	106,766	100,219	95,915

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at November 1, 2014, February 1, 2014, or November 2, 2013, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,162,929; 17,304,285; and 17,282,395 shares issued and outstanding at November 1, 2014, February 1, 2014, and November 2, 2013, respectively	158,295	156,193	156,496
Accumulated deficit	(22,637)	(20,964)	(33,290)

Total shareholders’ equity	135,658	135,229	123,206

Total liabilities and shareholders’ equity	$242,424	$235,448	$219,121

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$117,198	$106,134	$328,938	$304,490
Cost of sales (exclusive of depreciation as shown below)	71,446	64,999	202,711	188,306

Gross profit	45,752	41,135	126,227	116,184
Operating expenses:
Compensation and benefits	23,021	21,431	65,387	61,285
Other operating expenses	16,090	13,961	43,980	39,653
Depreciation	4,670	4,049	13,401	11,790

Total operating expenses	43,781	39,441	122,768	112,728

Operating income	1,971	1,694	3,459	3,456
Interest expense, net	70	70	206	209
Other income, net	(69)	(58)	(377)	(172)

Income before income taxes	1,970	1,682	3,630	3,419
Income tax expense	710	674	1,370	1,215

Net income	$1,260	$1,008	$2,260	$2,204

Earnings per share:
Basic	$0.07	$0.06	$0.13	$0.13

Diluted	$0.07	$0.06	$0.13	$0.13

Weighted average shares for basic earnings per share:	17,258	17,269	17,300	17,176
Effect of dilutive stock equivalents	476	494	499	435

Adjusted weighted average shares for diluted earnings per share	17,734	17,763	17,799	17,611

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 1, 2014	17,304,285	$156,193	$(20,964)	$135,229
Exercise of employee stock options and employee stock purchases	33,094	242	—	242
Tax benefit from exercise of stock options	—	123	—	123
Net share settlement of stock options and restricted stock units	(29,388)	(318)	—	(318)
Issuance of restricted stock	82,000	—	—	—
Stock-based compensation expense	—	2,055	—	2,055
Repurchase and retirement of common stock	(227,062)	—	(3,933)	(3,933)
Net income	—	—	2,260	2,260

Balance at November 1, 2014	17,162,929	$158,295	$(22,637)	$135,658

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net income	$2,260	$2,204
Adjustments to reconcile net income to net cash used in operating activities: Depreciation of property and equipment	13,401	11,790
Amortization of landlord construction allowances	(4,065)	(4,330)
Amortization of debt issue costs	58	58
Loss on disposal of property and equipment	294	109
Cash received for landlord construction allowances	6,099	5,825
Stock-based compensation expense	2,055	2,112
Excess tax benefits from exercise of stock options and restricted stock	(123)	(1,464)
Deferred income taxes	(413)	(247)
Changes in assets and liabilities:
Inventories, net	(24,819)	(19,256)
Prepaid expenses and other current assets	(832)	(482)
Other noncurrent assets	(345)	(322)
Accounts payable	8,947	3,109
Income taxes receivable / payable	(8,803)	(3,547)
Accrued expenses and other current and noncurrent liabilities	1,813	3,327

Net cash used in operating activities	(4,473)	(1,114)

Cash flows from investing activities:
Capital expenditures	(24,049)	(13,064)

Net cash used in investing activities	(24,049)	(13,064)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options and restricted stock	123	1,464
Employee stock purchases	242	209
Repurchase and retirement of common stock	(3,933)	—
Cash used to settle withholding taxes on the vesting of restricted stock	(318)	(658)

Net cash (used in) provided by financing activities	(3,886)	1,015

Cash and cash equivalents:
Net decrease	(32,408)	(13,163)
Beginning of the period	89,050	67,797

End of the period	$56,642	$54,634

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 337 stores in 35 states as of November 1, 2014. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. All intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended November 1, 2014 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to impairment assessments on long-lived assets, asset retirement obligations, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, employee bonus accruals, gift card breakage, sales return reserves, customer loyalty program accruals and contingent liabilities.

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended November 1, 2014, the Company recorded an income tax expense of 36.0% of pre-tax income. In the prior year period, the Company recorded an income tax expense of 40.1% of pre-tax income. For the 39-week period ended November 1, 2014, the Company recorded an income tax expense of 37.7% of pre-tax income. In the prior year period, the Company recorded an income tax expense of 35.5% of pre-tax income.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were 556,000 and 425,000 shares for the 13-week periods ended November 1, 2014, and November 2, 2013, respectively, and 510,000 and 518,000 shares for the 39-week periods ended November 1, 2014, and November 2, 2013, respectively.

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

The Company granted 182,500 stock options and 97,000 restricted stock units during the 39-week period ended November 1, 2014. This compares to 200,000 stock options and 104,000 restricted stock units granted in the 39-week period ended November 2, 2013. Total stock-based compensation expense (a component of compensation and benefits) was $670,000 for the 13-week period ended November 1, 2014, and $2.1 million for the 39-week period ended November 1, 2014, compared to $720,000 and $2.1 million, respectively, for the comparable prior year periods. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended November 1, 2014 and November 2, 2013, purchases from this vendor totaled approximately $9.4 million, or 13% of total merchandise purchases, and $9.7 million, or 15.3% of merchandise purchases, respectively. During the 39-week periods ended November 1, 2014 and November 2, 2013, purchases from this vendor totaled approximately $21.4 million, or 12.3% of total merchandise purchases, and $23.1 million, or 14.4% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended November 1, 2014 and November 2, 2013 were $5.8 million and $6.4 million, respectively, related to this vendor. Included in cost of sales for the 39-week periods ended November 1, 2014 and November 2, 2013 were $17.4 million and $18.5 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $3.8 million and $2.2 million as of November 1, 2014 and November 2, 2013, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 7 — Stock Repurchase Program

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through November 1, 2014, the Company repurchased and retired approximately 227,000 shares of common stock at an aggregate cost of approximately $3.9 million under this repurchase plan. As of November 1, 2014, the Company had $26.1 million remaining under the Board of Director’s current authorization to repurchase its common stock. Subsequent to November 1, 2014, the Company has repurchased and retired approximately 20,000 shares of common stock at an aggregate cost of $356,000.

Note 8 — New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is still evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2017 year.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 337 stores in 35 states as of November 1, 2014, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including wall décor (framed art, mirrors and other wall ornaments), lamps, decorative accessories, accent furniture, textiles, fragrance and accessories, frames, housewares, outdoor accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended November 1, 2014, we opened ten new stores and closed one store. During the 39-week period ended November 1, 2014, we opened twenty-three new stores and closed ten stores. The following table summarizes our stores and square footage under lease:

	As of November 1, 2014	As of November 2, 2013
Number of stores	337	323
Square footage	2,540,369	2,387,942
Average square footage per store	7,538	7,393

13-Week Period Ended November 1, 2014 Compared to the 13-Week Period Ended November 2, 2013

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	November 1, 2014		November 2, 2013		Change
	$	%	$	%	$	%
Net sales	$117,198	100.0%	$106,134	100.0%	$11,064	10.4%
Cost of sales	71,446	61.0%	64,999	61.2%	6,447	9.9%

Gross profit	45,752	39.0%	41,135	38.8%	4,617	11.2%
Operating expenses:
Compensation and benefits	23,021	19.6%	21,431	20.2%	1,590	7.4%
Other operating expenses	16,090	13.7%	13,961	13.2%	2,129	15.2%
Depreciation	4,670	4.0%	4,049	3.8%	621	15.3%

Total operating expenses	43,781	37.4%	39,441	37.1%	4,340	11.0%
Operating income	1,971	1.7%	1,694	1.6%	277	16.4%
Interest expense, net	70	0.1%	70	0.1%	—	0.0%
Other income, net	(69)	(0.1%)	(58)	(0.1%)	(11)	19.0%

Income before income taxes	1,970	1.7%	1,682	1.6%	288	17.1%
Income tax expense	710	0.6%	674	0.6%	36	5.3%

Net income	$1,260	1.1%	$1,008	0.9%	$252	25.0%

Net sales. Net sales increased 10.4% to $117.2 million for the third fiscal quarter of 2014 compared to $106.1 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $4.8 million. An increase in comparable store sales, including e-commerce sales, of 6.3%, contributed an increase over the prior year quarter of $6.3 million. Comparable store sales increased 4.9% in the prior year period. For the third fiscal quarter of 2014, the e-commerce business was up 37.7% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 4.8%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the number of transactions, coupled with a slight increase in the average ticket. The increase in transactions resulted from an increase in conversion, combined with a slight increase in traffic. The increase in the average ticket reflected an increase in items per transaction, partially offset by a decrease in the average retail selling price. The merchandise categories contributing most to the comparable store sales increase were holiday, fragrance and accessories, textiles, and housewares.

Gross profit. Gross profit as a percentage of net sales increased from 38.8% in the third quarter of 2013 to 39.0% in the third quarter of 2014. The overall increase in gross profit margin was primarily due to higher merchandise margins, partially offset by higher outbound freight and central distribution costs. Outbound freight costs and central distribution expenses increased as a percentage of sales, primarily due to an increase in the e-Commerce business. Merchandise margin increased from 55.2% in the third quarter of fiscal 2013 to 56.3% in the third quarter of fiscal 2014. The increase in merchandise margin was primarily due to a year-over-year reduction in markdowns and promotional activity. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight) and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Store occupancy costs as a percentage of net sales were flat in the third quarter of 2014 as compared to the prior year period.

Compensation and benefits. Compensation and benefits expenses at the store decreased as a percentage of net sales for the third quarter of fiscal 2014 as compared to the third quarter of 2013 due to comparable store sales leverage. At the corporate level, the compensation and benefits ratio was flat in the third quarter of 2014 as compared to the prior year period.

Other operating expenses. Other operating expenses increased as a percentage of sales versus the prior year period due to increases in professional fees as well as expenses related to e-Commerce operations and costs associated with our corporate headquarters office relocation.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded income tax expense of approximately $710,000, or 36.0% of pre-tax income during the third quarter of fiscal 2014, compared to a tax expense of approximately $674,000, or 40.1% of pre-tax income, in the prior year quarter.

Net loss and loss per share. As a result of the foregoing, we reported net income of $1.3 million, or $0.07 per diluted share, for the third quarter of fiscal 2014 as compared to net income of $1.0 million, or $0.06 per diluted share, for the third quarter of fiscal 2013.

39-week Period Ended November 1, 2014 Compared to the 39-week Period Ended November 2, 2013

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	November 1, 2014		November 2, 2013		Change
	$	%	$	%	$	%
Net sales	$328,938	100.0%	$304,490	100.0%	$24,448	8.0%
Cost of sales	202,711	61.6%	188,306	61.8%	14,405	7.6%

Gross profit	126,227	38.4%	116,184	38.2%	10,043	8.6%
Operating expenses:
Compensation and benefits	65,387	19.9%	61,285	20.1%	4,102	6.7%
Other operating expenses	43,980	13.4%	39,653	13.0%	4,327	10.9%
Depreciation	13,401	4.1%	11,790	3.9%	1,611	13.7%

Total operating expenses	122,768	37.3%	112,728	37.0%	10,040	8.9%
Operating income	3,459	1.1%	3,456	1.1%	3	0.1%
Interest expense, net	206	0.1%	209	0.1%	(3)	(1.4%)
Other income, net	(377)	(0.1%)	(172)	(0.1%)	(205)	119.2%

Income before income taxes	3,630	1.1%	3,419	1.1%	211	6.2%
Income tax expense	1,370	0.4%	1,215	0.4%	155	12.8%

Net income	$2,260	0.7%	$2,204	0.7%	$56	2.5%

Net sales. Net sales increased 8.0% to $328.9 million for the first three quarters of fiscal 2014 compared to $304.5 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $10.1 million. An increase in comparable store sales, including e-commerce sales, of 5.0%, contributed an increase over the prior year quarter of $14.3 million. Comparable store sales increased 0.8% in the prior year period. For the first three quarters of 2014, the e-commerce business was up 34.3% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 3.7%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the number of transactions, offset by a slight decrease in the average ticket. The increase in transactions resulted from an increase in conversion combined with a slight increase in traffic. The slight decrease in the average ticket reflected a decrease in average retail selling price, partially offset by an increase in items sold per transaction. The merchandise categories contributing most to the comparable store sales increase were textiles, fragrance and accessories, housewares and holiday.

Gross profit. Gross profit as a percentage of net sales increased from 38.2% in the first three quarters of 2013 to 38.4% in the first three quarters of 2014. The overall increase in gross profit margin was primarily due to a higher merchandise margin, which increased from 54.6% in the first three quarters of fiscal 2013 to 55.5% in the first three quarters of fiscal 2014. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight) and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of a reduction in promotional activity and markdowns. Store occupancy costs as a percentage of net sales were essentially flat in the first three quarters of 2014 as compared to the prior year period. Outbound freight costs and central distribution expenses as a percentage of net sales increased from the prior year period, mainly due to e-Commerce.

Compensation and benefits. Compensation and benefits expenses for stores increased in dollars as a result of an increase in store count, but decreased as a percent of net sales for the first three quarters of fiscal 2014 as compared to the first three quarters of 2013 due to comparable store sales leverage. At the corporate level, the compensation and benefits ratio increased slightly over the prior year period, primarily due to increased headcount associated with our multi-channel initiatives.

Other operating expenses. Other operating expenses increased in dollars and as a percentage of net sales versus the prior year period due primarily to expenses related to e-Commerce operations and the corporate headquarters office relocation.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded income tax expense of approximately $1.4 million, or 37.7% of pre-tax income during the first three quarters of fiscal 2014, versus approximately $1.2 million, or 35.5% of pre-tax income, in the prior year period. The increase in the rate from prior year reflects discrete tax credits received in the first three quarters of fiscal 2013 that related to prior years.

Net income and earnings per share. As a result of the foregoing, we reported net income of $2.3 million, or $0.13 per diluted share, for the first three quarters of fiscal 2014 as compared to net income of $2.2 million, or $0.13 per diluted share, for the first three quarters of fiscal 2013.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $4.5 million for the first three quarters of fiscal 2014, compared to net cash used in operating activities of $1.1 million for the first three quarters of 2013. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of higher income tax payments and incentive bonus payouts in the first three quarters of 2014.

Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2014 consisted of $24.0 million in capital expenditures as compared to $13.1 million in capital expenditures for the prior year period. The capital expenditures in both periods primarily related to new store construction and information technology assets. During the first three quarters of fiscal 2014, we opened twenty-three stores compared to sixteen stores during the first three quarters of fiscal 2013. We expect that capital expenditures for all of fiscal 2014 will be approximately $31 to $33 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure and multi-channel capabilities, maintain our investments in existing stores and our distribution center, and support our corporate office relocation.

Cash flows from financing activities. Net cash used in financing activities was approximately $3.9 million for the first three quarters of fiscal 2014, and was primarily related to the repurchase and retirement of common stock, partially offset by employee stock purchases and tax benefits related to the exercise of employee stock options and vesting of restricted stock units. Net cash provided by financing activities was approximately $1.0 million for the first three quarters of fiscal 2013, and was related to employee stock purchases and tax benefits related to the exercise of employee stock options and the vesting of restricted stock units.

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

As of November 1, 2014, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $50.0 million available for borrowing.

At November 1, 2014, our balance of cash and cash equivalents was approximately $56.6 million. We do not anticipate any borrowings under the credit facility during fiscal 2014. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share Repurchase Authorization. On May 22, 2014, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of our outstanding common stock until May 2016. Through November 1, 2014, we repurchased and retired approximately 227,000 shares of common stock at an aggregate cost of approximately $3.9 million under this repurchase plan. As of November 1, 2014, we had $26.1 million remaining under our Board of Director’s current authorization to repurchase our common stock. Subsequent to November 1, 2014, we have repurchased and retired approximately 20,000 shares of common stock at an aggregate cost of $356,000.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the 13-week periods ended November 1, 2014 and November 2, 2013, purchases from this vendor totaled approximately $9.4 million, or 13.0% of total merchandise purchases, and $9.7 million, or 15.3% of merchandise purchases, respectively. During the 39-week periods ended November 1, 2014 and November 2, 2013, purchases from this vendor totaled approximately $21.4 million, or 12.3% of total merchandise purchases, and $23.1 million, or 14.4% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended November 1, 2014 and November 2, 2013 were $5.8 million and $6.4 million, respectively, related to this vendor. Included in cost of sales for the 39-week periods ended November 1, 2014 and November 2, 2013 were $17.4 million and $18.5 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $3.8 million and $2.2 million as of November 1, 2014 and November 2, 2013, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $2.3 million at November 1, 2014.

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

(a) Evaluation of disclosure controls and procedures. Both our Chief Executive Officer and President and Chief Operating Officer (who is our principal financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of November 1, 2014 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the third quarter of fiscal 2014, ending November 1, 2014, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in 000s)
August 3, 2014 to August 30, 2014	26,880	$18.42	26,880	$28,269
August 31, 2014 to October 4, 2014	64,310	$17.11	64,310	$27,169
October 5, 2014 to November 1, 2014	67,985	$16.21	67,985	$26,067

Total	159,175	$16.95	159,175	$26,067

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through November 1, 2014, the Company repurchased and retired a total of approximately 227,000 shares at an aggregate cost of $3.9 million under this repurchase plan.

Subsequent to November 1, 2014, the Company has repurchased and retired approximately 20,000 shares of common stock at an aggregate cost of $356,000.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the President and Chief Operating Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the President and Chief Operating Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended November 1, 2014, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: December 11, 2014	/s/ Robert E. Alderson
Robert E. Alderson Chief Executive Officer (principal executive officer)

Date: December 11, 2014	/s/ W. Michael Madden
W. Michael Madden President and Chief Operating Officer (principal financial officer)

Date: December 11, 2014	/s/ Adam C. Holland
Adam C. Holland Vice President of Finance and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the President and Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended November 1, 2014, furnished in XBRL (eXtensible Business Reporting Language))