Form 10-K
period 2015-01-31
KIRKLAND'S, INC
filed 2015-04-14
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-49885

Kirkland’s, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5310 Maryland Way, Brentwood, TN	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(615) 872-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, no par value per share	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 2, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $275,369,025 based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of April 2, 2015, there were 17,314,278 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 4, 2015, are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

		Page
Forward-Looking Statements		3

	PART I
Item 1.	Business	4
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	20
Item 4.	Mine Safety Disclosures	20

	PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32
Item 9B.	Other Information	33

	PART III
Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance	34
Item 11.	Executive Compensation	34
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	34
Item 13.	Certain Relationships and Related Transactions, and Director Independence	34
Item 14.	Principal Accountant Fees and Services	34

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	35
	Reports of Independent Registered Public Accounting Firm	36
	Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014	38
	Consolidated Statements of Income for the 52 Weeks Ended January 31, 2015, the 52 Weeks Ended February 1, 2014, and the 53 Weeks Ended February 2, 2013	39
	Consolidated Statements of Changes in Shareholders’ Equity for the 52 Weeks Ended January 31, 2015, the 52 Weeks Ended February 1, 2014, and the 53 Weeks Ended February 2, 2013	40
	Consolidated Statements of Cash Flows for the 52 Weeks Ended January 31, 2015, the 52 Weeks Ended February 1, 2014, and the 53 Weeks Ended February 2, 2013	41
	Notes to Consolidated Financial Statements	42
	Exhibits	52
Signatures		53
Index of Exhibits Filed with this Annual Report on Form 10-K		54

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 344 stores in 35 states as of January 31, 2015, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

Business Strategy

Our goal is to be the leading specialty retailer of home décor and accessories in each of our markets. We believe the following elements of our business strategy both differentiate us from our competitors and position us for growth:

Product mix differentiation. While our stores contain items covering a broad range of complementary product categories, we emphasize traditionally-styled, high quality merchandise within each category, striving to combine steady-selling, everyday “core” items with trend-appropriate fashion and seasonal items. Our buyers work closely with our merchandise vendors to identify and develop stylish products that appeal to a broad base of customers while reflecting the latest trends. These products are often proprietary, the result of the development and collaboration between our buyers and our vendors. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customers. For these reasons, we believe our buying process yields a merchandise assortment that is differentiated from our competition. We also test-market products where appropriate and monitor individual item sales, which enables us to identify and quickly reorder bestselling items in order to maximize sales.

Ever-changing merchandise mix. We believe our ever-changing merchandise mix creates an inviting store environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is traditionally-styled for broad market appeal, yet it reflects an understanding of our customer’s desire for fashion and novelty. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, our inventory turns rapidly and we actively change our merchandise assortment throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.

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

Brick-and-mortar store growth. With only 344 stores in 35 states as of the end of fiscal 2014, we view expansion of our physical store locations as a large opportunity for growth. During fiscal 2015, we expect to increase our total retail square footage by approximately 8% to 10%. We will focus on infill opportunities in some of our core markets, as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast. and California. We expect to open 35 to 40 new locations during fiscal 2015, and expect to close approximately 10 to 15 locations. The new store openings during fiscal 2015 will occur in the second and third quarters of the year while the closings are expected to be spread evenly throughout the year. Longer-term, we see an opportunity to grow our square footage 10% annually, with an intermediate goal of 500 store units.

e-Commerce growth. As customers increasingly turn to the web for their shopping, we expect our e-Commerce channel to provide another growth opportunity. We are continuing to capture additional market share by attracting new customers via the website. We are planning to offer third-party drop shipping to customers, to give our customers more choice in product offerings. Additionally, we are continuing to use the on-line channel to enrich the brick-and-mortar store experience, and have plans to improve our buy online, pickup in store options to support the blending of the two channels into one unique brand experience. For fiscal 2014, our e-Commerce channel (DTC and ISP) accounted for approximately $28.1 million in revenue, or about 5.5% of our total revenue, a 38.5% increase over fiscal 2013. We expect continued growth in fiscal 2015, as we continue to leverage new capabilities throughout the year. We expect our e-Commerce business to continue to grow at a pace greater than brick-and-mortar for the foreseeable future, with an interim goal of 10% of the overall business.

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

Our average store generally carries approximately 4,400 Stock Keeping Units (“SKUs”). We regularly monitor the sell-through on each item, therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. We purchase merchandise from approximately 250 vendors and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide the opportunity to improve our net sales and gross margin.

Product assortment. Our major merchandise categories include wall décor, art, mirrors, lamps, decorative accessories, accent furniture, textiles, holiday, fragrance and accessories, frames, housewares, impulse and personal accessories, outdoor accessories, and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving.

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

Merchandise Category	Fiscal 2014	% of Net Sales Fiscal 2013	Fiscal 2012
Art	14%	15%	16%
Holiday	12	11	10
Wall Décor	11	11	10
Accent Furniture	10	10	10
Decorative Accessories	8	9	10
Fragrance and Accessories	8	8	8
Lamps	7	7	7
Mirrors	7	7	6
Textiles	7	6	5
Impulse and Personal Accessories	4	4	5

Merchandise Category	Fiscal 2014	% of Net Sales Fiscal 2013	Fiscal 2012
Housewares	4	3	3
Floral	3	4	4
Frames	3	3	4
Outdoor Living	2	2	2

Total	100%	100%	100%

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

Approximately 99% of our total purchases are from importers of merchandise manufactured primarily in China and other South-Asian countries, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks.

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

Real Estate

Strategy. Our real estate strategy is to identify dominant retail properties that are convenient and attractive to our target female customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets such as Houston, Texas and Atlanta, Georgia; middle markets such as Nashville, TN, and Kansas City, Missouri; and smaller markets such as Lafayette, Louisiana, and Amarillo, Texas. As we execute our store growth strategy, we are focused on infill opportunities in some of our existing markets as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast, and California to provide us with the unit growth to achieve our goals.

Formats. We operate stores in a variety of off-mall venues and enclosed malls. As of January 31, 2015, we operated 28 stores in enclosed malls, of which ten were outward-facing, and 316 stores in off-mall venues. Off-mall stores included 273 in “power” strip centers and “lifestyle” centers, 12 in outlet centers and 31 freestanding locations. The average size of the new stores we opened in fiscal 2014 was approximately 7,500 square feet, and we currently expect our fiscal 2015 new stores to be primarily in off-mall shopping centers of similar average size.

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

The following table provides a history of our store openings and closings for the last five fiscal years.

	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011	Fiscal 2010
Stores open at beginning of period	324	323	309	300	279
Store openings	34	24	42	34	38
Store closings	(14)	(23)	(28)	(25)	(17)

Stores open at end of period	344	324	323	309	300

Distribution and Logistics

We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach encompasses all parts of the supply chain, from the manufacturer overseas to the store selling floor. Our 771,000-square-foot distribution center in Jackson, Tennessee was built to our specifications in May 2004, and our warehouse management system and material handling equipment streamline the flow of goods within the distribution center.

We currently utilize third-party carriers to transport merchandise from our distribution center to our stores. Approximately 93% of our stores utilize direct, full truckload deliveries, which results in lower distribution costs and allows our field personnel to better schedule store associates for the receiving process. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors.

Our distribution facility is also used as a fulfillment center for e-Commerce orders. We currently use approximately 200,000 square feet of the building to support the pick-and-pack operation used in e-Commerce fulfillment. To support the anticipated growth in the e-Commerce business, we entered into a three-year lease in March 2015 for a 303,000 square feet facility in Jackson, Tennessee which will primarily serve as the fulfillment center for e-Commerce. We continue to evaluate the impact of our multi-channel strategies on our business, and anticipate future enhancements to our supply chain infrastructure will be necessary to support our store unit growth and multi-channel goals.

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

During the second half of 2012, we completed the implementation of a new merchandise management system. This software provides us with tools to better manage aspects of our merchandise assortment and integrates all merchandising and inventory management applications; including category, classification and SKU inventory tracking, purchase order management, automated ticket making, and sales audit. During fiscal 2013 and 2014, we implemented a host of merchandise modules within our new merchandise management system including merchandise financial planning, allocation, and replenishment tools. In 2014, we implemented an order management system, which supports our multi-channel initiatives by providing a flexible foundation for handling orders, directing omni-channel traffic, and servicing the customer.

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

Marketing

Although our overall marketing efforts encompass various techniques, in recent years, we have had a significant focus on e-mail communication. We now manage a database of approximately 1.9 million active e-mail addresses that have been provided by our customers, primarily through in-store collection processes and various contests and initiatives designed to drive e-mail sign-ups. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. We are beginning to utilize other means of media advertising to enhance the visibility of our products and our brand. During the past two years, we performed media tests in select markets that included television commercials and newspaper and mail inserts. We are continuously evaluating other forms of advertising as we seek to further develop the brand of the company while we execute our growth strategy. Our marketing efforts inside the store emphasize signage, store and window banners, displays and other techniques to attract customers and provide an exciting shopping experience. The growth of our e-Commerce business has also increased our investment in online marketing channels such as paid search and affiliate marketing.

During the third quarter of fiscal 2013, we implemented a new customer loyalty program called K Club. K Club allows members to earn one point for every dollar spent on eligible product purchases and receive a ten dollar reward certificate for every three hundred points earned. In addition to the K Club, we provide our customers with the option to utilize Kirkland’s private-label credit card. Kirkland’s credit card holders earn two points for every dollar spent. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. We believe that customers using the Kirkland’s private-label credit card visit our stores and purchase merchandise more frequently, as well as spend more money per visit, than our customers not using the card. As of the end of fiscal 2014, we had approximately 4.2 million loyalty members in the K Club program.

Internet and Social Media

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. Our website at www.kirklands.com provides our customers with the ability to purchase Kirkland’s merchandise online and have it delivered directly to their homes or their nearest Kirkland’s store. Customers may also use the website as a resource to locate a store, preview our merchandise, join our K Club loyalty program, apply for a Kirkland’s credit card, and purchase gift cards online. We are also very active in social media and maintain a presence on Facebook, where we have a fan base of over 847,000. For Twitter, Pinterest and Instagram, we have over 27,400, 72,400 and 25,300 followers, respectively.

The information contained or incorporated in our websites is not a part of this annual report on Form 10-K.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, “Kirkland’s Outlet,” and “The Kirkland Collection.”

We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, KIRKLAND’S®, THE KIRKLAND COLLECTION®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, MARKET AND VINEtm and LOVE THE POSSIBILITIES, LOVE THE PRICE®. These marks have historically been very important components in our merchandising and marketing strategy. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.

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

Employees

We employed 6,312 employees at March 16, 2015. The number of employees fluctuates with seasonal needs. None of our employees are covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the SEC. Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by written request to: Secretary, Kirkland’s, Inc., 5310 Maryland Way, Brentwood, TN 37027.

Executive Officers of Kirkland’s

The name, age as of March 31, 2015, and position of each of our executive officers are as follows:

W. Michael Madden, 45, has been a Director of Kirkland’s and President and Chief Executive Officer since February 2015. Prior to his appointment as Chief Executive Officer, Mr. Madden served as President and Chief Operating Officer since August 2014. He also served as Senior Vice President and Chief Financial Officer from January 2008 to July 2014, Vice President and Chief Financial Officer from May 2006 to December 2007, and Vice President of Finance from May 2005 to April 2006. From July 2000 to May 2005, he served as Director of Finance. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

Michelle R. Graul, 49, has been Executive Vice President of Stores and Merchandising since August 2014. Prior to her appointment as Executive Vice President of Stores and Merchandising, Ms. Graul served as Senior Vice President of Human Resources and Stores since January 2010, Senior Vice President of Human Resources from August 2008 to December 2009, and Vice President of Human Resources from March 2005 to July 2008. Prior to joining Kirkland’s, Mrs. Graul was employed with Pier 1 Imports and served in various positions of increasing responsibility over 13 years culminating as Zone Human Resources Director. Prior to joining Pier 1 Imports, Mrs. Graul had positions with four other retailers serving in various store operational roles and as a buyer.

Adam C. Holland, 36, has been Vice President and Chief Financial Officer since February 2015. Prior to his appointment as Vice President and Chief Financial Officer, Mr. Holland served as Chief Accounting Officer from August 2014 to January 2015 and Vice President of Finance from August 2008 to July 2014. He also served as Director of Finance from June 2006 to July 2008 and Manager of Financial Reporting from May 2005 to June 2006. Prior to joining Kirkland’s, Mr. Holland served as Manager of Corporate Accounting with Walter Industries, Inc. and prior to that was a senior auditor with Ernst & Young LLP.

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

The success of our growth plan will be dependent on our ability to promote and/or recruit a sufficient number of qualified multi-unit managers, store managers and sales associates to support the expected growth in the number of our stores. In addition, the time and effort required to train and supervise a large number of new managers and associates may divert resources from our existing stores and adversely affect our operating and financial performance. Our operating expenses would also increase as a result of any increase in the minimum wage or other factors that would require increases in the compensation paid to our employees.

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

If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support our multichannel efforts, implement improvements to our customer-facing technology in a timely manner, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if www.kirklands.com and our other customer-facing technology systems do not appeal to our customers or reliably function as designed, we may experience a loss of customer confidence, lost sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations.

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

        The retail market is a highly competitive market. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Our competitors, many of which are larger and have substantially greater financial and other resources than us, include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, Target, Ebay, Amazon.com and Overstock.com. Our “brick-and-mortar” stores and our www.kirklands.com website also compete with the ever-increasing number of Internet retail websites offering home décor and gift merchandise. The availability of home décor and gift merchandise from various competitors on the Internet could result in increased price competition as our customers are more readily able to comparison shop, which could reduce our sales, prices and margins and adversely affect our results of operations.

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

Should credit markets tighten or turmoil in the financial markets develop, our ability to access funds, refinance our existing indebtedness (if necessary), enter into agreements for new indebtedness or obtain funding through the issuance of our securities would be adversely impacted.

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

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (“GHG”) emissions. If domestic or international laws or regulations were expanded to require GHG emission reporting or reduction by us or our third-party manufacturers, or if we engage third-party contract manufacturers in countries that have existing GHG emission reporting or reduction laws or regulations, we would need to expend financial and other resources to comply with such regulations and/or to monitor our third-party manufacturers’ compliance with such regulations. In addition, we cannot control the actions of our third-party manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using climate change proactive or sustainable practices. Violations of climate change laws or regulations by third parties with whom we do business could result in negative public perception of us and/or delays in shipments and receipt of goods, and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline.

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

New Regulations Related to Conflict Minerals Could Adversely Impact Our Business.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as “conflict minerals”, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The conflict minerals report required by the new rules is due annually. There are costs associated with complying with these disclosure requirements in relation to products we manufacture or cause to be manufactured, including costs to determine the origin of conflict minerals used in any products we are deemed to contract to manufacture. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or do not enable us to determine that such minerals are “DRC conflict-free.”

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

As of the date of this filing, our current directors and executive officers beneficially own approximately 18% of our outstanding common stock. As a result, these shareholders are able to exert significant influence over the outcome of most corporate actions requiring shareholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or precluding a third party from acquiring control of us.

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

We currently lease one central distribution facility, consisting of 771,000 square feet, located in Jackson, Tennessee. This lease has a 15-year initial term, with two 5-year options. We also lease 80,000 square feet of additional warehouse space at a separate location in Jackson, Tennessee, which has a 3-year lease term, set to expire May 31, 2015. In March, 2015, we entered into a lease for 303,000 square feet of additional warehouse space at a third location in Jackson, Tennessee, which has a 3-year lease term. We currently lease 76,000 square feet of office space in Brentwood, Tennessee, set to expire December 31, 2024.

The following table indicates the states where our stores are located and the number of stores within each state as of January 31, 2015:

Alabama	16
Arizona	14
Arkansas	8
California	22
Colorado	3
Delaware	2
Florida	34
Georgia	24
Illinois	9
Indiana	10
Iowa	1
Kansas	4
Kentucky	8
Louisiana	12
Maryland	2
Michigan	2
Minnesota	4
Mississippi	10
Missouri	9
Nebraska	1
Nevada	2
New Jersey	3
New Mexico	1
New York	5
North Carolina	18
North Dakota	1
Ohio	3
Oklahoma	7
Pennsylvania	5
South Carolina	8
Tennessee	18
Texas	62
Virginia	11
Wisconsin	4
Wyoming	1

Total	344

Item 3.	Legal Proceedings

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

Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK.” We commenced trading on Nasdaq on July 11, 2002. On April 2, 2015, there were approximately 53 holders of record and approximately 3,998 beneficial owners of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$20.04	$16.60	$12.47	$11.00
Second Quarter	$19.39	$16.04	$19.37	$12.82
Third Quarter	$19.41	$15.26	$20.98	$16.30
Fourth Quarter	$24.44	$17.70	$25.66	$17.42

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

Stock Price Performance Graph

This graph shows, from the end of fiscal year 2009 to the end of fiscal 2014, changes in the value of Kirkland’s stock as compared to Standard and Poor’s 500 Composite Index (“S&P 500”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Kirkland’s, Inc., the NASDAQ Composite Index

and the NASDAQ Retail Trade Index

On August 19, 2011, the Company’s Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $40 million of the Company’s outstanding common stock from time to time until February 2013. As of July 3, 2012, the Company completed this $40 million share repurchase program and repurchased and retired a total of 3,394,693 shares of common stock at a weighted average cost of $11.78 per share.

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through January 31, 2015, the Company repurchased and retired approximately 269,000 shares of common stock at an aggregate cost of approximately $4.8 million under this repurchase plan. As of January 31, 2015, the Company had $25.2 million remaining under the Board of Director’s current authorization to repurchase its common stock. Subsequent to January 31, 2015, the Company has repurchased and retired approximately 40,000 shares of common stock at an aggregate cost of $955,000.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased (in 000s)
November 2, 2014 to November 29, 2014	19,705	$18.07	19,705	$25,711
November 30, 2014 to January 3, 2015	845	$23.63	845	$25,691
January 4, 2015 to January 31, 2015	21,133	$23.38	21,133	$25,196

Total	41,683	$20.88	41,683	$25,196

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year(1)
	2014	2013	2012	2011	2010
	(Numbers in thousands, except store, square footage data and per share amounts)
Summary of Operations
Total revenue(2)	$507,621	$460,563	$448,365	$430,285	$415,300
Gross profit(3)	202,897	180,816	168,616	169,194	170,536
Operating expenses, excluding depreciation	155,617	140,877	133,913	126,279	115,745
Depreciation	18,639	15,947	13,175	12,410	12,817
Operating income	28,641	23,992	21,528	30,505	41,974
Income before income taxes	28,820	23,959	21,494	30,570	42,168
Net income(4)	17,814	14,530	13,795	19,115	26,431
GAAP diluted earnings per share	$1.00	$0.82	$0.77	$0.95	$1.28
Adjusted diluted earnings per share(5)	$1.00	$0.82	$0.77	$0.95	$1.24
Other Financial Data
Comparable store sales increase (decrease)(6)	6.1%	0.5%	(3.0)%	(4.0)%	(0.5)%
Number of stores at year end	344	324	323	309	300
Average total revenue per store(7)	$1,441	$1,383	$1,408	$1,395	$1,419
Average net sales per gross square foot(8)	$191	$186	$201	$212	$231
Average net sales per selling square foot(9)	$257	$251	$271	$287	$315
Average gross square footage per store at fiscal year end	7,550	7,464	7,263	6,867	6,425
Merchandise margin as a percentage of total revenue(10)	55.4%	54.5%	52.7%	53.5%	54.0%
Gross profit as a percentage of total revenue	40.0%	39.3%	37.6%	39.3%	41.1%
Compensation and benefits as a percentage of total revenue	18.7%	18.8%	18.6%	18.3%	18.0%
Other operating expenses as a percentage of total revenue	12.0%	11.8%	11.3%	11.0%	9.9%
Effective tax rate	38.2%	39.4%	35.8%	37.5%	37.3%
Inventory yield(11)	336.3%	323.8%	319.6%	339.2%	372.7%
Return on assets (ROA)(12)	7.2%	6.5%	6.7%	9.6%	14.7%
Return on equity (ROE)(13)	12.4%	11.5%	11.7%	16.2%	25.6%

	Fiscal Year Ended
	2014	2013	2012	2011	2010
	(Numbers in thousands)
Balance Sheet Data
Current assets	$167,329	$153,281	$129,178	$139,870	$146,670
Working capital	$109,949	$100,634	$85,175	$93,327	$100,781
Current liabilities	$57,380	$52,647	$44,003	$46,543	$45,889
Total liabilities	$109,425	$100,219	$91,361	$84,927	$76,788
Total shareholders’ equity	$151,062	$135,229	$117,875	$117,662	$118,289

(1)	Fiscal 2012 includes 53 weeks. Other fiscal years presented include 52 weeks.
(2)	Total revenue includes gift card breakage revenue of approximately $853,000 in fiscal 2014, as compared to approximately $1.1 million, $970,000, $1.1 million, and $581,000 in fiscal years 2013, 2012, 2011, and 2010, respectively. The increase from fiscal 2010 to fiscal 2011 reflects an increase in the estimate of the expected breakage rate.
(3)	Gross profit for fiscal 2011 includes a benefit of approximately $1.2 million related to the reversal of the accrual for loyalty reward points and certificates associated with the termination of the agreement with the Company’s previous private label credit card and loyalty program provider.
(4)	The Company recorded a net income tax benefit of $0.8 million in fiscal 2010 related to an adjustment to the Company’s prior year income tax provision.
(5)	Adjusted diluted earnings per share excludes certain discrete adjustments to income taxes related to prior periods. Please see the table on page 28 for more information on these adjustments.
(6)	Comparable store sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year in which the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. Starting in the fourth quarter of fiscal 2011, the e-Commerce store is included in the comparable store sales base. Fiscal 2012’s comparable store sales decrease is shown on a 52-week basis.
(7)	Based on stores open at both the beginning and end of the period.
(8)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period.
(9)	Calculated using the selling square footage (excluding storage, receiving and office space square footage) of all stores open at both the beginning and the end of the period.
(10)	Merchandise margin is calculated as net sales minus product cost of sales, shrink expense and discounts associated with our loyalty program. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.
(11)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.
(12)	Return on assets equals net income divided by average total assets.
(13)	Return on equity equals net income divided by average total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2014 represented the 52 weeks ended on January 31, 2015. Fiscal 2013 represented the 52 weeks ended on February 1, 2014. Fiscal 2012 represented the 53 weeks ended on February 2, 2013.

Introduction

We are a specialty retailer of home décor and gifts in the United States, operating 344 stores in 35 states as of January 31, 2015. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, ornamental wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday and other seasonal merchandise, as well as items carried throughout the year suitable for gift-giving. We provide our customers with a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth during our 49-year history and have expanded our store base into different regions of the country.

Overview of Key Financial Measures

Total revenue and gross profit are the most significant drivers to our operating performance. Total revenue consists of all merchandise sales to customers, gift card breakage and shipping revenue associated with internet sales, net of returns and exclusive of sales taxes. Our total revenue for fiscal 2014 increased by 10.2% to $507.6 million from $460.6 million in fiscal 2013. The net sales increase in fiscal 2014 resulted primarily from the net growth in the store base of 20 stores and an increase in comparable store sales. Comparable store sales, including e-Commerce sales, increased 6.1% for fiscal 2014. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales. Cost of sales has five distinct components: product cost (including inbound freight), outbound freight cost (including e-Commerce), store occupancy costs, central distribution costs, and discounts associated with our loyalty program. Product costs comprise the majority of cost of sales, while discounts associated with our loyalty program are the least significant of these five elements. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2014, gross profit increased 12.2% to $202.9 million from $180.8 million for fiscal 2013. Gross profit percentage for fiscal 2014 increased to 40.0% of total revenue from 39.3% of total revenue for fiscal 2013, due primarily to fewer markdowns as compared to the prior year period.

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

Strategic Areas of Emphasis

For fiscal 2014, we ended the year with 344 stores versus 324 stores at the end of fiscal 2013, representing a 6.2% increase in store units and a 7.4% increase in store square footage. We will focus on infill opportunities in some of our core markets, as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast, and California. We expect to open 35 to 40 new locations during fiscal 2015, and expect to close approximately 10 to 15 locations. The new store openings during fiscal 2015 will occur in the second and third quarters of the year while the closings are expected to be spread evenly throughout the year.

The following table summarizes our stores in terms of size as of January 31, 2015 and February 1, 2014:

	As of January 31, 2015	As of February 1, 2014
Number of stores	344	324
Square footage	2,597,148	2,418,254
Average square footage per store	7,550	7,464

An important part of our growth strategy includes investing in technology to provide the infrastructure to support our future needs. During fiscal 2012, we completed the implementation of the foundational components of our merchandise management system, and in fiscal 2013 and 2014, we implemented several merchandising modules within this system, including merchandise financial planning, allocation and replenishment tools. During fiscal 2014, we implemented an order management system to support our multi-channel initiatives, and continued to make other investments in our e-Commerce store with functionality enhancements designed to drive sales and conversion.

Looking forward, we are focusing on process improvements as well as adding capabilities to our merchandise management technology. We plan to further develop our e-Commerce capabilities by adding numerous new features and functions, including vendor “drop-ship” and improving our buy online, pickup in store options, allowing us to expand our product assortment on the website. We view these technology projects as essential and supportive to the execution of our multi-channel growth strategy.

Our cash balances increased from $89.1 million at February 1, 2014 to $99.1 million at January 31, 2015 primarily due to improvement in our operating performance as compared to fiscal 2013. Our objective is to finance all of our operating and investing activities for fiscal 2015 with cash provided by operations. We expect that capital expenditures for fiscal 2015 will range from $27 million to $29 million, before landlord construction allowances for new stores, and estimate $17 to $18 million of the total capital expenditures will relate to new store construction, $3 to $4 million will relate to omni-channel capabilities and information technology, $3 to $4 million will relate to the distribution center and supply chain, with the balance of our capital expenditures relating to visual displays and fixtures for stores and maintenance items.

Fiscal 2014 Compared to Fiscal 2013

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2014		Fiscal 2013		Change
	$	%	$	%	$	%
Net sales	$506,768	99.8%	$459,460	99.8%	$47,308	10.3%
Gift card breakage revenue	853	0.2%	1,103	0.2%	(250)	(22.7)%

Total revenue	507,621	100.0%	460,563	100.0%	47,058	10.2%
Cost of sales	304,724	60.0%	279,747	60.7%	24,977	8.9%

Gross profit	202,897	40.0%	180,816	39.3%	22,081	12.2%
Operating expenses:
Compensation and benefits	94,738	18.7%	86,620	18.8%	8,118	9.4%
Other operating expenses	60,879	12.0%	54,257	11.8%	6,622	12.2%
Depreciation	18,639	3.7%	15,947	3.5%	2,692	16.9%

Operating income	28,641	5.6%	23,992	5.2%	4,649	19.4%
Interest expense	275	0.1%	274	0.1%	1	0.4%
Other income, net	(454)	(0.1)%	(241)	(0.1)%	(213)	88.4%

Income before income taxes	28,820	5.7%	23,959	5.2%	4,861	20.3%
Income tax expense	11,006	2.2%	9,429	2.0%	1,577	16.7%

Net income	$17,814	3.5%	$14,530	3.2%	$3,284	22.6%

Total revenue. Total revenue increased by 10.2% to $507.6 million for fiscal 2014 from $460.6 million for fiscal 2013. The net sales increase in fiscal 2014 resulted primarily from the comparable store sales increase, new store sales and an increase in e-Commerce sales, partially offset by store closings. We opened 34 new stores in fiscal 2014 and 24 new stores in fiscal 2013, and we closed 14 stores in fiscal 2014 and 23 stores in fiscal 2013. Comparable store sales increased 6.1% for fiscal 2014. During fiscal 2013, comparable store sales increased 0.5%. The comparable store sales increase in fiscal 2014 accounted for a $26.3 million increase in overall sales, while the net growth of the store base accounted for a $20.8 million increase in sales. The comparable store sales increase was comprised of a 4.6% increase in brick-and-mortar comparable store sales, and a 38.3% increase in e-Commerce sales. The increase in brick-and-mortar comparable stores sales was driven by an increase in transactions resulting from higher traffic and conversion. Average ticket decreased slightly year-over-year due to a lower average retail cost, slightly offset by increased items per transaction. Merchandise categories that performed the strongest in fiscal 2014 were holiday, textiles, ornamental wall décor, art, housewares, and fragrance and accessories. Categories performing below fiscal 2013 levels were decorative accessories, furniture, floral, and outdoor living.

Gross profit. Gross profit increased $22.1 million, or 12.2%, to $202.9 million for fiscal 2014 from $180.8 million for fiscal 2013. Gross profit expressed as a percentage of total revenue increased to 40.0% for fiscal 2014, from 39.3% for fiscal 2013. The increase in gross profit as a percentage of total revenue was in part driven by higher merchandise margins, which increased to 55.4% in fiscal 2014 from 54.5% in fiscal 2013. Merchandise margin is calculated as total revenue minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The increase in merchandise margin was primarily the result of a decrease in the amount of promotional activity and the rate of markdowns as compared to the prior year period. Store occupancy costs increased to $45.6 million, or 9.0% of total revenue in fiscal 2014 from $42.3 million, or 9.2% of total revenue in fiscal 2013. Outbound freight costs increased as a percentage of total revenue reflecting an increase in shipping and packaging costs associated with the growth in the e-Commerce business. Central distribution expenses increased as a percentage of total revenue due to increased labor costs associated with the strong increase in the e-Commerce business.

Compensation and benefits. Compensation and benefits, including both store and corporate personnel, were $94.7 million, or 18.7% of total revenue, for fiscal 2014, as compared to $86.6 million, or 18.8% for fiscal 2013. The decrease in the compensation and benefits expense as a percentage of total revenue was due to comparable store sales leverage.

Other operating expenses. Other operating expenses, including both store and corporate costs, were $60.9 million, or 12.0% of total revenue, for fiscal 2014 as compared to $54.3 million, or 11.8% of total revenue, for fiscal 2013. Operating expenses as a percentage of total revenue increased primarily due to expenses related to e-Commerce operations, increases in workers’ compensation and general liability expenses due to the comparison to prior year favorable actuarial adjustments, and the relocation of the Company’s primary corporate office within the Nashville, TN area.

Depreciation. Depreciation expense was $18.6 million, or 3.7% of total revenue, for fiscal 2014 as compared to $15.9 million, or 3.5% of total revenue, for fiscal 2013. The increase in depreciation reflects the impact of the increase in capital expenditures in recent fiscal years, including the implementation of major technology initiatives during the last several years.

Income tax expense. Income tax expense was 38.2% of pre-tax income for fiscal 2014 as compared to 39.4% of pre-tax income for fiscal 2013.

Net income. As a result of the foregoing, we reported net income of $17.8 million, or $1.00 per diluted share for fiscal 2014 compared to net income of $14.5 million, or $0.82 per diluted share for fiscal 2013.

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

Total revenue. Total revenue increased by 2.7% to $460.6 million for fiscal 2013 from $448.4 million for fiscal 2012. The net sales increase in fiscal 2013 resulted primarily from the sales of new stores and an increase in e-Commerce sales, partially offset by store closings. We opened 24 new stores in fiscal 2013 and 42 new stores in fiscal 2012, and we closed 23 stores in fiscal 2013 and 28 stores in fiscal 2012. The positive impact of these factors was reinforced by an increase of 0.5% in comparable store sales for fiscal 2013. During fiscal 2012, comparable store sales decreased 3.0%. The comparable store sales increase in fiscal 2013 accounted for a $2.1 million increase in overall sales, while the net growth of the store base accounted for a $17.6 million increase in sales. The impact of the 53rd week in fiscal 2012 accounted for a $7.5 million reduction in overall sales. The comparable store sales increase was comprised of a 0.6% decrease in brick-and-mortar comparable store sales, and a 31% increase in e-Commerce sales. The decrease in brick-and-mortar comparable stores sales was driven by decrease in transactions resulting from lower traffic counts. Average ticket increased year-over-year, and was driven by an increase in items per transaction, as well as a higher average unit retail price. Merchandise categories that performed the strongest in fiscal 2013 were ornamental wall décor, mirrors, holiday, and housewares. Categories performing below fiscal 2012 levels were art, decorative accessories, floral, furniture, and fragrance and accessories.

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

Other operating expenses. Other operating expenses, including both store and corporate costs, were $54.3 million, or 11.8% of total revenue, for fiscal 2013 as compared to $50.7 million, or 11.3% of total revenue, for fiscal 2012. Operating expenses as a percentage of total revenue increased primarily due to an increase in advertising and utilities, partially offset by a decrease in workers’ compensation and general liability expenses, as compared to the prior year period.

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

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(Dollars in thousands, except per share amounts)
Net income
Net income in accordance with GAAP	$17,814	$14,530	$13,795	$19,115	$26,431
Adjustments to income tax expense	$—	$—	$—	$—	$(814)

Adjusted net income	$17,814	$14,530	$13,795	$19,115	$25,617

Diluted earnings per share
Diluted EPS in accordance with GAAP	$1.00	$0.82	$0.77	$0.95	$1.28

Adjustments to income tax expense	$—	$—	$—	$—	$(0.04)

Adjusted diluted earnings per share	$1.00	$0.82	$0.77	$0.95	$1.24

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak in the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores (including e-Commerce), distribution facilities and corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our credit facility.

Cash flows from operating activities. Net cash provided by operating activities was $44.5 million, $39.2 million and $32.3 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash provided by operations from 2013 to 2014 was primarily the result of improved operating performance combined with an increase in accounts payable and accrued expenses as compared to the prior year. This was partially offset by an increase in inventory due to the increase in store count and growth in the e-Commerce business. The increase in the amount of cash from operations from fiscal 2012 to fiscal 2013 was the result of improved operating performance combined with an increase in income taxes payable, accounts payable, and accrued expenses as compared to the prior year.

Cash flows from investing activities. Net cash used in investing activities was $29.6 million, $18.0 million and $31.4 million for fiscal 2014, fiscal 2013, and fiscal 2012, respectively. For each period presented, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction and information technology projects. The increase in capital expenditures from fiscal 2013 to 2014 was primarily due to new store construction and information technology projects. During fiscal 2014, we opened 34 stores compared to 24 stores in fiscal 2013 and 42 stores in fiscal 2012. The decrease in capital expenditures from fiscal 2012 to 2013 was primarily due to the reduction in technology projects and fewer store openings. During 2012, we completed the initiative to replace our current merchandise management system with new software and completed improvements to store merchandise display fixtures, and the reset and refreshing of many of our older, small locations.

Cash flows from financing activities. Net cash used in financing activities was $4.8 million, $6,000, and $16.3 million for fiscal 2014, 2013, and 2012, respectively. During fiscal 2014, we authorized a share repurchase plan allowing for the use of up to $30 million in cash for repurchases of our common stock. Net cash used in fiscal 2014 primarily related to the repurchase and retirement of common stock, partially offset by exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits. No shares were repurchased during fiscal 2013. Net cash used in 2013 related to the exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits. During fiscal 2011, we authorized a share repurchase plan allowing for the use of up to $40 million in cash for repurchases of our common stock. During fiscal 2012, we repurchased 1.4 million shares for a total purchase price of $16.6 million. The small offset to repurchase activity during fiscal 2012 related to cash received from employees for stock purchases and option exercises. During fiscal 2014, fiscal 2013, and fiscal 2012, we did not make any draws on our revolving credit facility.

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

As of January 31, 2015, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $34.1 million available for borrowing.

At January 31, 2015, our balance of cash and cash equivalents was approximately $99.1 million. We did not borrow from our credit facility during fiscal 2014, nor do we expect any borrowings during fiscal 2015. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

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

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through January 31, 2015, the Company repurchased and retired a total of approximately 269,000 shares at an aggregate cost of $4.8 million under this repurchase plan.

Contractual Obligations

The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of January 31, 2015. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added. A summary of the Company’s contractual obligations and other commercial commitments as of January 31, 2015 is listed below (in thousands):

	Amount of Commitment per Period
	Total Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases(1)	$313,019	$56,644	$94,264	$75,880	$86,232
Purchase obligations(2)	$72,967	$72,967	$—	$—	$—
Construction commitments(3)	$625	$625	$—	$—	$—

Total	$386,611	$130,236	$94,264	$75,880	$86,232

(1)	These amounts represent future minimum lease payments under non-cancelable operating leases.
(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of January 31, 2015; such orders are generally cancelable at the discretion of the Company until the order has been shipped.
(3)	These amounts represent commitments for new store construction projects.

Related Party Transactions

In July 2009, we entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of our Vice President of Merchandising. During fiscal 2014, purchases from this vendor totaled approximately $29.1 million, or 12.5% of total merchandise purchases. During fiscal 2013, purchases from this vendor totaled approximately $29.7 million, or 13.7% of total merchandise purchases. During fiscal 2012, purchases from this vendor totaled approximately $28.1 million, or 12.7% of total merchandise purchases. Included in cost of sales for fiscal years 2014, 2013, and 2012 were $27.6 million, $29.1 million, and $26.7 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.1 million as of January 31, 2015, $1.8 million as of February 1, 2014, and $2.2 million as of February 2, 2013. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2014 and fiscal 2013 (dollars in thousands). The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2014 Quarter Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Total revenue	$108,255	$103,485	$117,198	$178,683
Gross profit	42,602	37,873	45,752	76,670
Operating income (loss)	3,359	(1,871)	1,971	25,182
Net income (loss)	2,055	(1,055)	1,260	15,554
Earnings (loss) per share:
Basic	0.12	(.06)	0.07	0.91
Diluted	0.12	(.06)	0.07	0.87
Stores open at end of period	324	328	337	344
Comparable store net sales increase	5.0%	3.6%	6.3%	8.2%

	Fiscal 2013 Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
Total revenue	$101,233	$97,123	$106,134	$156,073
Gross profit	39,406	35,643	41,135	64,632
Operating income (loss)	2,836	(1,074)	1,694	20,536
Net income (loss)	1,773	(577)	1,008	12,326
Earnings (loss) per share:
Basic	0.10	(0.03)	0.06	0.71
Diluted	0.10	(0.03)	0.06	0.69
Stores open at end of period	317	317	323	324
Comparable store net sales (decrease) increase	(2.3)%	(0.2)%	4.9%	0.0%

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

We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage percentage varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $146,000 as of January 31, 2015.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or market) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 31, 2015, our reserve for obsolescence was $362,250.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of January 31, 2015, our self-insurance reserve estimates totaled $4.4 million, of which $732,000 was reflected as a current liability in accrued expenses and $3.7 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. As of February 1, 2014, $928,000 was reflected as a current liability in accrued expenses and $3.2 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $472,000 for fiscal 2014.

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

Additionally, our income tax returns are subject to audit by U.S. federal, state and local tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A 10% change in our unrecognized tax benefit reserve at January 31, 2015 would have affected net earnings by approximately $31,000 in fiscal 2014.

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

We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. However, in fiscal 2013, we did experience a significant increase in the estimated fair value of awards granted ($9.51 per share in 2013 compared to $5.79 per share in 2012) because of the increase in our stock price during 2013 when compared to the previous year, and the related impact to the computation of fair value. Consequently, if actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended January 31, 2015, would have affected pre-tax income by approximately $277,000.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of January 31, 2015, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2014, nor do we expect any borrowings during fiscal 2015.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 31, 2015.

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

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 4, 2015; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this annual report on Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statements; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

The information contained in the sections titled “Executive Compensation” and “Information About the Board of Directors and Corporate Governance — Board of Directors Compensation” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

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

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of January 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,603,285	12.40	1,127,162
Equity compensation plans not approved by security holders	—	—	—

Total	1,603,285	12.40	1,127,162

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Reports of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014	38
Consolidated Statements of Income for the 52 Weeks Ended January 31, 2015, 52 Weeks Ended February 1, 2014, and the 53 Weeks Ended February 2, 2013	39
Consolidated Statements of Shareholders’ Equity for the 52 Weeks Ended January 31, 2015, 52 Weeks Ended February 1, 2014, and the 53 Weeks Ended February 2, 2013	40
Consolidated Statements of Cash Flows for the 52 Weeks Ended January 31, 2015, 52 Weeks Ended February 1, 2014, and the 53 Weeks Ended February 2, 2013	41
Notes to Consolidated Financial Statements	42

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited Kirkland’s, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kirkland’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirkland’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirkland’s, Inc. as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2015, of Kirkland’s, Inc. and our report dated April 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. at January 31, 2015 and February 1, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirkland’s, Inc.’s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 14, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

April 14, 2015

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2015	February 1, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$99,138	$89,050
Inventories, net	55,775	52,637
Deferred income taxes	3,538	2,777
Prepaid expenses and other current assets	8,878	8,817

Total current assets	167,329	153,281
Property and equipment, net	90,992	80,329
Other assets	2,166	1,838

Total assets	$260,487	$235,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,705	$23,102
Income taxes payable	5,648	5,875
Accrued expenses	27,027	23,670

Total current liabilities	57,380	52,647
Deferred rent	41,995	38,976
Non-current deferred income taxes	4,138	3,337
Other liabilities	5,912	5,259

Total liabilities	109,425	100,219

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 31, 2015, and February 1, 2014	—	—
Common stock, no par value, 100,000,000 shares authorized; 17,127,875 and 17,304,285 shares issued and outstanding at January 31, 2015, and February 1, 2014, respectively	159,015	156,193
Accumulated deficit	(7,953)	(20,964)

Total shareholders’ equity	151,062	135,229

Total liabilities and shareholders’ equity	$260,487	$235,448

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In thousands, except per share data)
Net sales	$506,768	$459,460	$447,395
Gift card breakage revenue	853	1,103	970

Total revenue	507,621	460,563	448,365
Cost of sales (exclusive of depreciation as shown below)	304,724	279,747	279,749

Gross profit	202,897	180,816	168,616
Operating expenses:
Compensation and benefits	94,738	86,620	83,181
Other operating expenses	60,879	54,257	50,732
Depreciation	18,639	15,947	13,175

Total operating expenses	174,256	156,824	147,088

Operating income	28,641	23,992	21,528
Interest expense	275	274	287
Interest income	—	(12)	(28)
Other income, net	(454)	(229)	(225)

Income before income taxes	28,820	23,959	21,494
Income tax expense	11,006	9,429	7,699

Net income	$17,814	$14,530	$13,795

Earnings per share:
Basic	$1.03	$0.84	$0.79

Diluted	$1.00	$0.82	$0.77

Weighted average shares for basic earnings per share	17,262	17,207	17,463
Effect of dilutive common stock equivalents	531	478	393

Adjusted weighted average shares for diluted earnings per share	17,793	17,685	17,856

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity

	Shares	Amount
	(In thousands, except share data)
Balance at January 28, 2012	18,360,739	$150,352	$(32,690)	$117,662
Exercise of stock options and employee stock purchases	106,653	282	—	282
Tax benefit from exercise of stock options and vesting of restricted stock	—	46	—	46
Net share settlement of stock options and restricted stock	(27,402)	—	—	—
Stock-based compensation expense	—	2,712	—	2,712
Repurchase and retirement of common stock	(1,361,898)	(23)	(16,599)	(16,622)
Net income	—	—	13,795	13,795

Balance at February 2, 2013	17,078,092	$153,369	$(35,494)	$117,875
Exercise of stock options and employee stock purchases	336,592	267	—	267
Tax benefit from exercise of stock options and vesting of restricted stock	—	409	—	409
Net share settlement of stock options and restricted stock	(221,399)	(682)	—	(682)
Restricted stock issued	111,000	—	—	—
Stock-based compensation expense	—	2,830	—	2,830
Net income	—	—	14,530	14,530

Balance at February 1, 2014	17,304,285	$156,193	$(20,964)	$135,229
Exercise of stock options and employee stock purchases	49,847	298	—	298
Tax benefit from exercise of stock options and vesting of restricted stock	—	99	—	99
Net share settlement of stock options and restricted stock	(39,512)	(347)	—	(347)
Restricted stock issued	82,000	—	—	—
Stock-based compensation expense	—	2,772	—	2,772
Repurchase and retirement of common stock	(268,745)	—	(4,803)	(4,803)
Net income	—	—	17,814	17,814

Balance at January 31, 2015	17,127,875	$159,015	$(7,953)	$151,062

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$17,814	$14,530	$13,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	18,639	15,947	13,175
Amortization of landlord construction allowances	(5,397)	(5,807)	(4,197)
Cash received for landlord construction allowances	7,822	7,321	8,619
Amortization of debt issue costs	77	77	77
Loss on disposal of property and equipment	345	176	14
Stock-based compensation expense	2,772	2,830	2,712
Excess tax benefits from exercise of stock options and vesting of restricted stock	(99)	(409)	(46)
Deferred income taxes	40	(966)	4,291
Changes in assets and liabilities:
Inventories, net	(3,138)	(3,060)	(2,271)
Prepaid expenses and other current assets	230	(223)	2
Other noncurrent assets	(405)	(356)	(334)
Accounts payable	1,603	1,460	50
Income taxes payable (refundable)	318	5,318	(2,580)
Accrued expenses and other current and noncurrent liabilities	3,867	2,375	(960)

Net cash provided by operating activities	44,488	39,213	32,347

Cash flows from investing activities:
Capital expenditures	(29,647)	(17,954)	(31,373)

Net cash used in investing activities	(29,647)	(17,954)	(31,373)

Cash flows from financing activities:
Refinancing costs	—	—	(6)
Excess tax benefits from exercise of stock options and restricted stock	99	409	46
Cash used in net share settlement of stock options and restricted stock	(347)	(682)	—
Exercise of stock options and employee stock purchases	298	267	282
Repurchase and retirement of common stock	(4,803)	—	(16,622)

Net cash used in financing activities	(4,753)	(6)	(16,300)

Cash and cash equivalents:
Net increase (decrease)	10,088	21,253	(15,326)
Beginning of the year	89,050	67,797	83,123

End of the year	99,138	89,050	67,797

Supplemental cash flow information:
Interest paid	$190	$190	$191

Income taxes paid	$10,621	$5,047	$6,480

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States with 344 stores in 35 states as of January 31, 2015. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2014 represented the 52 weeks ended on January 31, 2015, fiscal 2013 represented the 52 weeks ended on February 1, 2014, and fiscal 2012 represented the 53 weeks ended on February 2, 2013.

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

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years upon being placed in service. For fiscal years 2014, 2013 and 2012, the Company recorded approximately $4.0 million, $3.0 million, and $1.6 million, respectively, for amortization of capitalized software. The net book value of these assets totaled $25.8 million and $18.8 million at the end of fiscal years 2014 and 2013, respectively. At the end of fiscal years 2014 and 2013, property and equipment included capitalized computer software currently under development of $20,000 and $1.9 million, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of January 31, 2015 and February 1, 2014, the liability for asset retirement obligations was approximately $269,000 and $253,000, respectively.

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

During the fourth quarter of fiscal year 2013, the Company recorded an adjustment related to positive changes in its actuarial estimates for workers’ compensation and general liability reserves. The adjustment in the fourth quarter of fiscal 2013 resulted in a year-over-year benefit of approximately $1.3 million ($800,000 after tax), compared to the fourth quarter of fiscal 2014, or $0.05 per diluted share.

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

The Company has also established a private-label credit card program for its customers. Customers in the private label credit card program who enroll in K Club are eligible to earn double the points of a regular loyalty program member. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company.

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. The cumulative net excess of recorded rent expense over lease payments totaled $11.0 million, of which $1.1 million was reflected as a current liability in accrued expenses, and $9.9 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet as of January 31, 2015. As of February 1, 2014, $1.2 million was reflected as a current liability in accrued expenses and $8.6 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of January 31, 2015, the unamortized amount of construction allowances totaled $38.4 million, of which $6.4 million was reflected as a current liability in accrued expenses and $32.0 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of February 1, 2014, $6.2 million was reflected as a current liability in accrued expenses and $30.3 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. e-Commerce revenue is recorded when orders are shipped and title passes to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes.

Gift card sales are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the Redemption Recognition Method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as breakage revenue. The Company recognized approximately $853,000, $1.1 million, and $970,000 in gift card breakage during fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, e-mail communications, paid search and other digital advertising, social media, public relations, in-store collateral and signage, and other expenses related to the in-store experience. Total advertising expense was $9.3 million, $9.3 million and $6.7 million for fiscal years 2014, 2013 and 2012, respectively.

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

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 426,000 shares, 439,000 shares and 642,000 shares for fiscal 2014, 2013 and 2012, respectively.

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

Recently Issued Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is in process of evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements. This update will be effective for the Company at the beginning of its fiscal 2018 year.

Note 2 — Property and Equipment

Property and equipment is comprised of the following (in thousands):

	January 31, 2015	February 1, 2014
Equipment	$60,408	$47,770
Furniture and fixtures	61,773	54,923
Leasehold improvements	84,044	76,764
Projects in progress	1,234	3,770

	207,459	183,227
Less: Accumulated depreciation	(116,467)	(102,898)

	$90,992	$80,329

Note 3 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 31, 2015	February 1, 2014
Salaries and wages	$6,607	$5,373
Gift cards and store credits	6,965	5,941
Sales taxes	2,100	1,555
Deferred rent	7,460	7,317
Other	3,895	3,484

	$27,027	23,670

Note 4 — Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. Income tax expense consists of the following (in thousands):

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
Current
Federal	$9,299	$9,270	$3,753
State	1,668	1,125	(346)
Deferred
Federal	93	(1,091)	3,278
State	(54)	125	1,014

	$11,006	$9,429	$7,699

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
Tax at federal statutory rate	$10,087	$8,385	$7,550
State income taxes (net of federal benefit)	1,106	920	402
Tax credits	(207)	(192)	(563)
Other	20	316	310

Income tax expense	$11,006	$9,429	$7,699

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Accruals	$3,761	$2,998
Inventory valuation	436	301
Deferred rent and other	9,351	8,228

Total deferred tax assets	13,548	11,527
Deferred tax liabilities:
Depreciation	(13,589)	(11,597)
Prepaid assets	(559)	(491)

Total deferred tax liabilities	(14,148)	(12,088)

Net deferred tax liabilities	$(600)	$(561)

Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. At January 31, 2015 and February 1, 2014, there was no valuation allowance against the Company’s deferred tax assets.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2011. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2008. The Company is engaged in various U.S. federal, state and local income tax examinations for fiscal years 2011 through 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
(In thousands)
Balance at the beginning of the year	$307	$307
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to settlements	—	—
Reductions due to lapse of the statute of limitations	—	—

Balance at the end of the year	$307	$307

Included in the January 31, 2015 balance and February 1, 2014 balance is $307,000 of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had $216,500 and $186,000 accrued for the payment of interest and penalties associated with unrecognized tax benefits at January 31, 2015 and February 1, 2014, respectively.

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

As of January 31, 2015, the Company was in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $34.1 million available for borrowing.

Note 6 — Long-Term Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2025. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases, was approximately $49.0 million, $44.8 million and $44.3 million in fiscal years 2014, 2013 and 2012, respectively. Rent expense includes contingent rent, which is based on individual store sales, of approximately $3.2 million, $3.7 million and $4.1 million, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $56.6 million in 2015; $50.1 million in 2016; $44.2 million in 2017; $39.1 million in 2018; $36.7 million in 2019 and $86.2 million thereafter.

Note 7 — Employee Benefit Plans

Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $2.8 million, $2.8 million and $2.7 million for fiscal years 2014, 2013 and 2012, respectively.

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

As of January 31, 2015, options to purchase 1,371,785 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.03 to $19.06 per share. As of January 31, 2015, there were 231,500 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $10.93 to $18.46 per share. Shares reserved for future stock-based grants under the 2002 Plan approximated 1,094,570 at January 31, 2015.

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

As of January 31, 2015, there were 1,371,785 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of January 31, 2015 was approximately $14.9 million and $12.3 million, respectively. The weighted average grant date fair values of options granted during fiscal 2014, fiscal 2013 and fiscal 2012 were $9.68, $9.51 and $5.79, respectively. The intrinsic value of options exercised was $0.2 million in fiscal 2014, $2.6 million in fiscal 2013, and $0.4 million in fiscal 2012. At January 31, 2015, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $2.8 million, which is expected to be recognized over a weighted average period of 2.1 years.

Stock option activity for the year ended January 31, 2015, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at February 1, 2014	1,285,792	$11.77
Options granted	182,500	18.46
Options exercised	(30,785)	13.07
Options forfeited	(65,722)	16.62

Balance at January 31, 2015	1,371,785	$12.40	5.8

Options Exercisable As of:
January 31, 2015	1,006,464	$11.06	4.8

The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted in fiscal years 2014, 2013 and 2012 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
Expected price volatility	0.53	0.65	0.56
Risk-free interest rate	2.10%	1.46%	0.77%
Expected life	6.3 years	6.3 years	6.3 years
Forfeiture rate	5%	5%	5%
Dividend yield	0%	0%	0%

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

Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees become 100% vested on the third anniversary of the grant date, provided the employee has remained in continuous service with the Company through that date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 97,000, 104,000 and 94,000 RSUs during fiscal 2014, 2013 and 2012, respectively. The weighted average grant date fair values of the RSUs granted during fiscal 2014, 2013 and 2012 were $18.46, $15.79 and $10.93, respectively. Compensation expense related to RSUs is recognized ratably over the requisite service period. Compensation expense for RSUs during fiscal 2014, 2013 and 2012 was approximately $1.3 million, $1.3 million and $1.3 million, respectively. As of January 31, 2015, there was approximately $1.8 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 1.0 years.

RSU activity in each of the periods indicated was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at February 1, 2014	236,000	$13.44
Granted	97,000	18.46
Vested	(82,000)	13.34
Forfeited	(19,500)	14.31

Non-vested at January 31, 2015	231,500	$15.50

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2014, 2013 and 2012, there were 19,062, 19,478 and 30,545 shares of common stock, respectively, issued to participants under the ESPP, with approximately 32,592 shares remaining under the original authorization.

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion, subject to statutory limitations. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $457,000, $383,000 and $446,000 in fiscal 2014, 2013 and 2012, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2014, 2013, or 2012.

Deferred compensation plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contributions to this Plan were approximately $52,000, $62,000 and $65,000 in fiscal years 2014, 2013 and 2012, respectively.

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

Note 9 — Related Party Transactions

In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of the Company’s Vice President of Merchandising. During fiscal 2014, the Company’s purchases from this vendor totaled approximately $29.1 million, or 12.5% of total merchandise purchases. During fiscal 2013, the Company’s purchases from this vendor totaled approximately $29.7 million, or 13.7% of total merchandise purchases. During fiscal 2012, the Company’s purchases from this vendor totaled approximately $28.1 million, or 12.7% of total merchandise purchases. Included in cost of sales for fiscal years 2014, 2013, and 2012 were $27.6 million, $29.1 million, and $26.7 million, respectively related to this vendor. Payable amounts outstanding to this vendor were approximately $2.1 million as of January 31, 2015, $1.8 million as of February 1, 2014, and $2.2 million as of February 2, 2013. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 10 — Stock Repurchase Program

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through January 31, 2015, the Company repurchased and retired a total of approximately 269,000 shares at an aggregate cost of $4.8 million under this repurchase plan. Subsequent to January 31, 2015, the Company has repurchased and retired approximately 40,000 shares of common stock at an aggregate cost of $955,000.

Note 11 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2014 and fiscal 2013 follow (in thousands, except per share amounts):

	Fiscal 2014 Quarter Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Total revenue	$108,255	$103,485	$117,198	$178,683
Gross profit	42,602	37,873	45,752	76,670
Operating income (loss)	3,359	(1,871)	1,971	25,182
Net income (loss)	2,055	(1,055)	1,260	15,554
Earnings (loss) per share:
Basic	0.12	(.06)	0.07	0.91
Diluted	0.12	(.06)	0.07	0.87

	Fiscal 2013 Quarter Ended
	May 4 2013	August 3, 2013	November 2, 2013	February 1, 2014
Total revenue	$101,233	$97,123	$106,134	$156,073
Gross profit	39,406	35,643	41,135	64,632
Operating income (loss)	2,836	(1,074)	1,694	20,536
Net income (loss)	1,773	(577)	1,008	12,326
Earnings (loss) per share:
Basic	0.10	(0.03)	0.06	0.71
Diluted	0.10	(0.03)	0.06	0.69

Note 12 — Subsequent Events

On February 8, 2015, the Company’s Chief Executive Officer, Robert E. Alderson, retired and was replaced by
W. Michael Madden as President and Chief Executive Officer. Mr. Madden was also elected to the Board of Directors. In connection with Mr. Alderson’s retirement from his role as Chief Executive Officer the Company incurred an expense during the first quarter of fiscal 2015 of approximately $600,000 ($366,000 after tax), or $0.02 per diluted share.

3. Exhibits: (see (b) below)

(b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit Number		Description
3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Current Report on Form 8-K dated May 7, 2010)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))

10.1*	—	Amended and Restated Credit Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the borrowers named therein, and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2011)

10.2*	—	Amended and Restated Security Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the other guarantors named therein and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2011)

10.3+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to our Form 8-K/A dated April 12, 2008)

10.4+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002, (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)

10.5+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)

10.6+*	—	1996 Executive Incentive and Non-Qualified Stock Option Plan, as amended through April 17, 2002 (Exhibit 10.10 to our registration statement on Form S-1 filed on April 23, 2002, Registration No. 333-86746 (the “2002 Form S-1”))

10.7+*	—	Amended and Restated 2002 Equity Incentive Plan (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 4, 2013)

10.8*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)

10.9+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))

10.10+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)

10.11+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)

10.12*	—	First Amendment to Loan and Security Agreement dated as of August 6, 2007, by and among Kirkland’s, Inc., Kirkland’s Stores, Inc. and kirklands.com, Inc., Fleet Retail Group, Inc., as Agent, and the Financial Institutions Party Thereto From Time to Time as Lenders (Exhibit 10.1 to our Current Report on Form 8-K dated August 10, 2007)

10.13*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))

10.14*	—	Office Lease Agreement dated March 1, 2007 by and between Kirkland’s and Two Rivers Corporate Centre, L.P. (Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2007)

10.15+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10.16*	—	Office Lease Agreement dated April 17, 2015 by and between Kirkland’s and Highwoods Realty, L.P. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.17+	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated February 23, 2015

21.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Interactive Data File (Annual Report on form 10-K, for the year ended January 31, 2015, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S, INC.

By:	/S/ W. MICHAEL MADDEN
W. Michael Madden
President and Chief Executive Officer

Date: April 14, 2015

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. MICHAEL MADDEN	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 14, 2015
W. Michael Madden

/S/ ADAM C. HOLLAND	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2015
Adam C. Holland

/S/ CARL KIRKLAND	Director	April 14, 2015
Carl Kirkland

/S/ ROBERT E. ALDERSON	Director	April 14, 2015
Robert E. Alderson

/S/ STEVEN J. COLLINS	Director	April 14, 2015
Steven J. Collins

/S/ MILES KIRKLAND	Director	April 14, 2015
Miles Kirkland

/S/ R. WILSON ORR, III	Director	April 14, 2015
R. Wilson Orr, III

/S/ RALPH T. PARKS	Director	April 14, 2015
Ralph T. Parks

/S/ MURRAY M. SPAIN	Director	April 14, 2015
Murray M. Spain

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit Number	Description

10.17	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated February 23, 2015

23.1	Consent of Ernst & Young LLP

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Annual Report on Form 10-K, for the year ended January 31, 2015, furnished in XBRL (eXtensible Business Reporting Language))