Form 10-Q
period 2015-05-02
KIRKLAND'S, INC
filed 2015-06-11
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 2, 2015,

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

Common Stock, no par value — 17,294,788 shares outstanding as of June 4, 2015.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	May 2, 2015 (Unaudited)	January 31, 2015	May 3, 2014 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,437	$99,138	$82,418
Inventories, net	58,291	55,775	50,702
Deferred income taxes	3,614	3,538	2,857
Prepaid expenses and other current assets	8,343	8,878	8,595

Total current assets	163,685	167,329	144,572
Property and equipment, net	88,433	90,992	82,768
Other assets	2,283	2,166	2,028

Total assets	$254,401	$260,487	$229,368

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,072	$24,705	$19,465
Income taxes payable	191	5,648	866
Accrued expenses	24,655	27,027	22,870

Total current liabilities	50,918	57,380	43,201
Deferred rent	41,057	41,995	39,435
Non-current deferred income taxes	4,049	4,138	3,239
Other liabilities	5,960	5,912	5,495

Total liabilities	101,984	109,425	91,370

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 2, 2015, January 31, 2015, or May 3, 2014, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,248,267; 17,127,875; and 17,309,423 shares issued and outstanding at May 2, 2015, January 31, 2015, and May 3, 2014, respectively	159,584	159,015	156,907
Accumulated deficit	(7,167)	(7,953)	(18,909)

Total shareholders’ equity	152,417	151,062	137,998

Total liabilities and shareholders’ equity	$254,401	$260,487	$229,368

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	May 2, 2015	May 3, 2014
Net sales	$118,310	$108,255
Cost of sales (exclusive of depreciation as shown below)	70,647	65,653

Gross profit	47,663	42,602
Operating expenses:
Compensation and benefits	23,213	21,279
Other operating expenses	15,124	13,664
Depreciation	5,229	4,300

Total operating expenses	43,566	39,243

Operating income	4,097	3,359
Interest expense, net	70	69
Other income, net	(55)	(82)

Income before income taxes	4,082	3,372
Income tax expense	1,553	1,317

Net income	$2,529	$2,055

Earnings per share:
Basic	$0.15	$0.12

Diluted	$0.14	$0.12

Weighted average shares for basic earnings per share:	17,238	17,308
Effect of dilutive stock equivalents	567	517

Adjusted weighted average shares for diluted earnings per share	17,805	17,825

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 31, 2015	17,127,875	$159,015	$(7,953)	$151,062
Exercise of employee stock options and employee stock purchases	413,335	74	—	74
Tax benefit from exercise of stock options	—	815	—	815
Net share settlement of stock options and restricted stock units	(248,197)	(1,556)	—	(1,556)
Issuance of restricted stock	30,000	—	—	—
Stock-based compensation expense	—	1,236	—	1,236
Repurchase and retirement of common stock	(74,746)	—	(1,743)	(1,743)
Net income	—	—	2,529	2,529

Balance at May 2, 2015	17,248,267	$159,584	$(7,167)	$152,417

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	May 2, 2015	May 3, 2014
Cash flows from operating activities:
Net income	$2,529	$2,055
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	5,229	4,300
Amortization of landlord construction allowances	(1,546)	(1,456)
Amortization of debt issue costs	19	19
Loss on disposal of property and equipment	5	191
Cash received for landlord construction allowances	2,460	2,234
Stock-based compensation expense	1,236	637
Excess tax benefits from exercise of stock options and restricted stock	(815)	—
Deferred income taxes	(165)	(178)
Changes in assets and liabilities:
Inventories, net	(2,516)	1,935
Prepaid expenses and other current assets	(1,461)	25
Other noncurrent assets	(136)	(209)
Accounts payable	1,367	(3,637)
Income taxes receivable / payable	(4,653)	(5,076)
Accrued expenses and other current and noncurrent liabilities	(2,169)	(619)

Net cash (used in) provided by operating activities	(616)	221

Cash flows from investing activities:
Capital expenditures	(2,675)	(6,930)

Net cash used in investing activities	(2,675)	(6,930)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options and restricted stock	815	—
Cash used in net share settlement of stock options and restricted stock	(1,556)	—
Employee stock purchases	74	77
Repurchase and retirement of common stock	(1,743)	—

Net cash (used in) provided by financing activities	(2,410)	77

Cash and cash equivalents:
Net decrease	(5,701)	(6,632)
Beginning of the period	99,138	89,050

End of the period	$93,437	$82,418

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 342 stores in 35 states as of May 2, 2015. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2015.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 2, 2015 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended May 2, 2015, the Company recorded an income tax expense of 38.0% of pre-tax income. In the prior year period, the Company recorded an income tax expense of 39.1% of pre-tax income.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were 0 and 414,000 shares for the 13-week periods ended May 2, 2015, and May 3, 2014, respectively.

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

No stock options or restricted stock units were granted during the 13-week period ended May 2, 2015. Total stock-based compensation expense (a component of compensation and benefits) was $1.2 million for the 13-week period ended May 2, 2015, compared to $637,000 for the comparable prior year period. Included in the 13-week period ended May 2, 2015 is $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no other material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended May 2, 2015 and May 3, 2014, purchases from this vendor totaled approximately $7.1 million, or 12.7% of total merchandise purchases, and $5.7 million, or 12.1% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended May 2, 2015 and May 3, 2014 were $6.4 million and $5.8 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.9 million and $1.3 million as of May 2, 2015 and May 3, 2014, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 7 — Stock Repurchase Program

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through May 2, 2015, the Company repurchased and retired approximately 343,000 shares of common stock at an aggregate cost of approximately $6.5 million under this repurchase plan. As of May 2, 2015, the Company had $23.5 million remaining under the Board of Director’s current authorization to repurchase its common stock. Subsequent to May 2, 2015, the Company has repurchased and retired approximately 22,000 shares of common stock at an aggregate cost of $531,000.

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

Note 9 — Subsequent Event

On May 21, 2015, the Company announced that its Board of Directors authorized a special cash dividend of $1.50 per share on its common stock. The special dividend will be paid on June 19, 2015 to stockholders of record as of the close of business on June 5, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in our Annual Report on Form 10-K, filed April 14, 2015. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 342 stores in 35 states as of May 2, 2015, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended May 2, 2015, we opened one new store and closed three stores. The following table summarizes our stores and square footage under lease:

	As of May 2, 2015	As of May 3, 2014
Number of stores	342	324
Square footage	2,586,644	2,435,259
Average square footage per store	7,563	7,516

13-Week Period Ended May 2, 2015 Compared to the 13-Week Period Ended May 3, 2014

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 2, 2015		May 3, 2014		Change
	$	%	$	%	$	%
Net sales	$118,310	100.0%	$108,255	100.0%	$10,055	9.3%
Cost of sales	70,647	59.7%	65,653	60.6%	4,994	7.6%

Gross profit	47,663	40.3%	42,602	39.4%	5,061	11.9%
Operating expenses:
Compensation and benefits	23,213	19.6%	21,279	19.7%	1,934	9.1%
Other operating expenses	15,124	12.8%	13,664	12.6%	1,460	10.7%
Depreciation	5,229	4.4%	4,300	4.0%	929	21.6%

Total operating expenses	43,566	36.8%	39,243	36.3%	4,323	11.0%

Operating income	4,097	3.5%	3,359	3.1%	738	22.0%
Interest expense, net	70	0.1%	69	0.1%	1	1.4%
Other income, net	(55)	0.0%	(82)	(0.1%)	27	(32.9%)

Income before income taxes	4,082	3.4%	3,372	3.1%	710	21.1%
Income tax expense	1,553	1.3%	1,317	1.2%	236	17.9%

Net income	$2,529	2.1%	$2,055	1.9%	$474	23.1%

Net sales. Net sales increased 9.3% to $118.3 million for the first fiscal quarter of 2015 compared to $108.3 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $6.9 million. An increase in comparable store sales, including e-Commerce sales, of 3.0%, contributed an increase over the prior year quarter of $3.1 million. Comparable store sales, including e-Commerce sales, increased 5.0% in the prior year period. For the first fiscal quarter of 2015, the e-Commerce business was up 42.9% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 1.0%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the number of transactions, while the average ticket remained flat. The increase in transactions resulted from an increase in conversion, partially offset by a slight decrease in traffic. The e-Commerce business benefited from an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in order size. The merchandise categories contributing most to the comparable store sales increase were textiles, fragrance and housewares.

Gross profit. Gross profit as a percentage of net sales increased from 39.4% in the first quarter of 2014 to 40.3% in the first quarter of 2015. The overall increase in gross profit margin was primarily due to higher merchandise margins. Merchandise margin increased from 55.9% in the first quarter of fiscal 2014 to 56.4% in the first quarter of fiscal 2015. The increase in merchandise margin was primarily due to a year-over-year reduction in markdowns and promotional activity. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight) and inventory shrinkage. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Outbound freight costs decreased as a percentage of sales, primarily due to a shift in our e-Commerce business to more in-store-pickup sales which carry a lower fulfillment cost for the Company. Our central distribution costs decreased as a percent of sales due to comparable store sales leverage. Store occupancy costs as a percentage of net sales were flat in the first quarter of 2015 as compared to the prior year period.

Compensation and benefits. Compensation and benefits expenses at the store level decreased as a percentage of net sales for the first quarter of fiscal 2015 as compared to the first quarter of 2014 due to comparable store sales leverage. At the corporate level, the compensation and benefits ratio was higher in the first quarter of 2015 as compared to the prior year period primarily due to $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of our former Chief Executive Officer.

Other operating expenses. Other operating expenses increased as a percentage of sales versus the prior year period. At the store level, advertising expense decreased in dollars and as a percent of sales compared to the prior year period. At the corporate level, professional fees and corporate-office rent increased in dollars and as a percent of sales compared to the prior year period.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded income tax expense of approximately $1.5 million, or 38.0% of pre-tax income during the first quarter of fiscal 2015, compared to a tax expense of approximately $1.3 million, or 39.1% of pre-tax income, in the prior year quarter.

Net income and earnings per share. As a result of the foregoing, we reported net income of $2.5 million, or $0.14 per diluted share, for the first quarter of fiscal 2015 as compared to net income of $2.1 million, or $0.12 per diluted share, for the first quarter of fiscal 2014.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $616,000 for the first quarter of fiscal 2015, compared to net cash provided by operating activities of $221,000 for the first quarter of 2014. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of higher incentive bonus payouts in the first quarter of 2015.

Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2015 consisted of $2.7 million in capital expenditures as compared to $6.9 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to technology investments in our stores and e-Commerce site, improvements to our supply chain, investments in existing stores, as well as the opening of one new store during the period. Capital expenditures in the prior year period related primarily to the opening of seven new stores and information technology assets. We expect that capital expenditures for all of fiscal 2015 will be approximately $27 to $29 million, primarily to fund the leasehold improvements of new stores, make improvements in our information technology infrastructure and multi-channel capabilities, and maintain our investments in existing stores and our distribution center.

Cash flows from financing activities. Net cash used in financing activities was approximately $2.4 million for the first quarter of fiscal 2015, and was primarily related to the repurchase and retirement of common stock and cash used in net share settlement of stock options and restricted stock, partially offset by tax benefits related to the exercise of employee stock options and vesting of restricted stock units. Net cash provided by financing activities was approximately $77,000 for the first quarter of fiscal 2014 and related to employee stock purchases.

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

As of May 2, 2015, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $37.6 million available for borrowing.

At May 2, 2015, our balance of cash and cash equivalents was approximately $93.4 million. We do not anticipate any borrowings under the credit facility during fiscal 2015. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share Repurchase Authorization. On May 22, 2014, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of our outstanding common stock until May 2016. Through May 2, 2015, we repurchased and retired approximately 343,000 shares of common stock at an aggregate cost of approximately $6.5 million under this repurchase plan. As of May 2, 2015, we had $23.5 million remaining under our Board of Director’s current authorization to repurchase our common stock. Subsequent to May 2, 2015, we have repurchased and retired approximately 22,000 shares of common stock at an aggregate cost of $531,000.

Special Cash Dividend. On May 21, 2015, the Company announced that its Board of Directors authorized a special cash dividend of $1.50 per share on its common stock. The special dividend will be paid on June 19, 2015 to stockholders of record as of the close of business on June 5, 2015.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the 13-week periods ended May 2, 2015 and May 3, 2014, purchases from this vendor totaled approximately $7.1 million, or 12.7% of total merchandise purchases, and $5.7 million, or 12.1% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended May 2, 2015 and May 3, 2014 were $6.4 million and $5.8 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.9 million and $1.3 million as of May 2, 2015 and May 3, 2014, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $742,000 at May 2, 2015.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2015. Refer to our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, for a summary of our critical accounting policies.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended January 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Vice President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of May 2, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the first quarter of fiscal 2015, ending May 2, 2015, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in 000s)
February 1, 2015 to February 28, 2015	8,735	$23.95	8,735	$24,987
March 1, 2015 to April 4, 2015	23,671	$23.27	23,671	$24,437
April 5, 2015 to May 2, 2015	42,340	$23.16	42,340	$23,456

Total	74,746	$23.29	74,746	$23,456

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through May 2, 2015, the Company repurchased and retired a total of approximately 343,000 shares at an aggregate cost of $6.5 million under this repurchase plan. Subsequent to May 2, 2015, the Company has repurchased and retired approximately 22,000 shares of common stock at an aggregate cost of $531,000.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Document

10.1	Distribution Center Lease Agreement dated March 6, 2015 by and between Kirkland’s, Inc. and Hollingsworth Capital Partners – Tennessee, LLC

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 2, 2015, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: June 11, 2015	/s/ W. Michael Madden
W. Michael Madden
President and Chief Executive Officer

Date: June 11, 2015	/s/ Adam C. Holland
Adam C. Holland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Distribution Center Lease Agreement dated March 6, 2015 by and between Kirkland’s, Inc. and Hollingsworth Capital Partners – Tennessee, LLC

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 2, 2015, furnished in XBRL (eXtensible Business Reporting Language))