Form 10-Q
period 2015-08-01
KIRKLAND'S, INC
filed 2015-09-10
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2015,

or

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

Common Stock, no par value — 17,292,899 shares outstanding as of September 3, 2015.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	August 1, 2015 (Unaudited)	January 31, 2015	August 2, 2014 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,126	$99,138	$68,468
Inventories, net	65,895	55,775	57,364
Deferred income taxes	3,548	3,538	2,828
Prepaid expenses and other current assets	14,501	8,878	12,534

Total current assets	133,070	167,329	141,194
Property and equipment, net	94,904	90,992	86,201
Other assets	2,565	2,166	2,065

Total assets	$230,539	$260,487	$229,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,951	$24,705	$22,434
Income taxes payable	—	5,648	—
Accrued expenses	25,319	27,027	22,440

Total current liabilities	53,270	57,380	44,874
Deferred rent	42,695	41,995	39,519
Non-current deferred income taxes	4,126	4,138	3,274
Other liabilities	6,156	5,912	5,416

Total liabilities	106,247	109,425	93,083

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at August 1, 2015, January 31, 2015, or August 2, 2014, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,294,057; 17,127,875; and 17,317,777 shares issued and outstanding at August 1, 2015, January 31, 2015, and August 2, 2014, respectively	160,469	159,015	157,576
Accumulated deficit	(36,177)	(7,953)	(21,199)

Total shareholders’ equity	124,292	151,062	136,377

Total liabilities and shareholders’ equity	$230,539	$260,487	$229,460

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$115,289	$103,485	$233,599	$211,740
Cost of sales (exclusive of depreciation as shown below)	72,777	65,612	143,424	131,265

Gross profit	42,512	37,873	90,175	80,475
Operating expenses:
Compensation and benefits	24,389	21,087	47,602	42,366
Other operating expenses	16,515	14,226	31,639	27,890
Depreciation	5,310	4,431	10,539	8,731

Total operating expenses	46,214	39,744	89,780	78,987

Operating income (loss)	(3,702)	(1,871)	395	1,488
Interest expense, net	70	67	140	136
Other income, net	(56)	(226)	(111)	(308)

Income (loss) before income taxes	(3,716)	(1,712)	366	1,660
Income tax expense (benefit)	(1,428)	(657)	125	660

Net income (loss)	$(2,288)	$(1,055)	$241	$1,000

Earnings (loss) per share:
Basic	$(0.13)	$(0.06)	$0.01	$0.06

Diluted	$(0.13)	$(0.06)	$0.01	$0.06

Weighted average shares for basic earnings (loss) per share:	17,277	17,335	17,257	17,321
Effect of dilutive stock equivalents	—	—	498	510

Adjusted weighted average shares for diluted earnings (loss) per share	17,277	17,335	17,755	17,831

Dividends declared per common share outstanding	$1.50	$—	$1.50	$—

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 31, 2015	17,127,875	$159,015	$(7,953)	$151,062
Exercise of employee stock options and employee stock purchases	445,673	203	—	203
Tax benefit from exercise of stock options	—	1,192	—	1,192
Net share settlement of stock options and restricted stock units	(279,851)	(1,992)	—	(1,992)
Issuance of restricted stock	105,864	—	—	—
Stock-based compensation expense	—	2,051	—	2,051
Repurchase and retirement of common stock	(105,504)	—	(2,514)	(2,514)
Dividends paid	—	—	(25,951)	(25,951)
Net income	—	—	241	241

Balance at August 1, 2015	17,294,057	$160,469	$(36,177)	$124,292

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	August 1, 2015	August 2, 2014
Cash flows from operating activities:
Net income	$241	$1,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	10,539	8,731
Amortization of landlord construction allowances	(2,716)	(3,038)
Amortization of debt issue costs	38	38
Loss on disposal of property and equipment	5	224
Cash received for landlord construction allowances	3,519	4,354
Stock-based compensation expense	2,051	1,385
Excess tax benefits from exercise of stock options and vesting of restricted stock	(1,192)	(130)
Deferred income taxes	(22)	(114)
Changes in assets and liabilities:
Inventories, net	(10,120)	(4,727)
Prepaid expenses and other current assets	(2,201)	(608)
Other noncurrent assets	(437)	(265)
Accounts payable	(455)	(668)
Income taxes refundable	(8,052)	(9,635)
Accrued expenses and other current and noncurrent liabilities	(1,393)	(1,065)

Net cash used in operating activities	(10,195)	(4,518)

Cash flows from investing activities:
Capital expenditures	(10,755)	(14,827)

Net cash used in investing activities	(10,755)	(14,827)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options and restricted stock	1,192	130
Cash used in net share settlement of stock options and restricted stock	(1,992)	(315)
Employee stock purchases	203	183
Cash dividends paid to stockholders	(25,951)	—
Repurchase and retirement of common stock	(2,514)	(1,235)

Net cash used in financing activities	(29,062)	(1,237)

Cash and cash equivalents:
Net decrease	(50,012)	(20,582)
Beginning of the period	99,138	89,050

End of the period	$49,126	$68,468

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 351 stores in 35 states as of August 1, 2015. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. All intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended August 1, 2015 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

For the 26-week period ended August 1, 2015, the Company incurred approximately $4.5 million of non-cash investing activities, due to purchases of property and equipment awaiting processing for payment. This amount was included in accounts payable at August 1, 2015, and was not material for the 26-week period ended August 2, 2014.

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For each of the 13-week periods ended August 1, 2015 and August 2, 2014, the Company recorded an income tax benefit of 38.4% of the loss before income taxes. For the 26-week periods ended August 1, 2015 and August 2, 2014, the Company recorded an income tax expense of 34.2% and 39.8% of pre-tax income, respectively.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were 1.3 million and 1.6 million shares for the 13-week periods ended August 1, 2015 and August 2, 2014, respectively and 171,000 and 487,000 shares for the 26-week periods ended August 1, 2015 and August 2, 2014, respectively.

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

The Company granted 187,500 stock options and 107,000 restricted stock units during the 13-week and 26-week periods ended August 1, 2015. This compares to 182,500 stock options and 97,000 restricted stock units granted during the 13-week and 26-week periods ended August 2, 2014. Total stock-based compensation expense (a component of compensation and benefits) was $815,000 for the 13-week period ended August 1, 2015, and $2.1 million for the 26-week period ended August 1, 2015 compared to $748,000 and $1.4 million, respectively, for the comparable prior year periods. Included in the 26-week period ended August 1, 2015 is $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no other material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended August 1, 2015 and August 2, 2014, purchases from this vendor totaled approximately $8.2 million, or 13.5% of total merchandise purchases, and $6.3 million, or 11.6% of merchandise purchases, respectively. During the 26-week periods ended August 1, 2015 and August 2, 2014, purchases from this vendor totaled approximately $15.2 million, or 13.2% of total merchandise purchases, and $12.0 million, or 11.8% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended August 1, 2015 and August 2, 2014 were $6.8 million and $5.7 million, respectively, related to this vendor. Included in cost of sales for the 26-week periods ended August 1, 2015 and August 2, 2014 were $13.2 million and $11.5 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.2 million and $1.7 million as of August 1, 2015 and August 2, 2014, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 7 — Stock Repurchase Program

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. From the inception of the plan through August 1, 2015, the Company repurchased and retired approximately 374,000 shares of common stock at an aggregate cost of approximately $7.3 million under this repurchase plan. As of August 1, 2015, the Company had $22.7 million remaining under the Board of Directors’ current authorization to repurchase its common stock. Subsequent to August 1, 2015, the Company has repurchased and retired approximately 36,000 shares of common stock at an aggregate cost of $843,000.

Note 8 — Dividend

On May 21, 2015, the Company announced that its Board of Directors authorized a special cash dividend of $1.50 per share on its common stock. The special dividend of $26.0 million was paid on June 19, 2015 to stockholders of record as of the close of business on June 5, 2015.

Note 9 — New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 will be effective for the Company at the beginning of its fiscal 2018 year. The Company is still evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 351 stores in 35 states as of August 1, 2015, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended August 1, 2015, we opened nine new stores and did not close any stores. During the 26-week period ended August 1, 2015 we opened 10 new stores and closed three stores. The following table summarizes our stores and square footage under lease:

	As of August 1, 2015	As of August 2, 2014
Number of stores	351	328
Square footage	2,657,726	2,470,440
Average square footage per store	7,572	7,532

13-Week Period Ended August 1, 2015 Compared to the 13-Week Period Ended August 2, 2014

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	August 1, 2015		August 2, 2014		Change
	$	%	$	%	$	%
Net sales	$115,289	100.0%	$103,485	100.0%	$11,804	11.4%
Cost of sales	72,777	63.1%	65,612	63.4%	7,165	10.9%

Gross profit	42,512	36.9%	37,873	36.6%	4,639	12.2%
Operating expenses:
Compensation and benefits	24,389	21.2%	21,087	20.4%	3,302	15.7%
Other operating expenses	16,515	14.3%	14,226	13.7%	2,289	16.1%
Depreciation	5,310	4.6%	4,431	4.3%	879	19.8%

Total operating expenses	46,214	40.1%	39,744	38.4%	6,470	16.3%

Operating loss	(3,702)	(3.2%)	(1,871)	(1.8%)	(1,831)	97.9%
Interest expense, net	70	0.1%	67	0.1%	3	4.5%
Other income, net	(56)	(0.1%)	(226)	(0.2%)	170	(75.2%)

Loss before income taxes	(3,716)	(3.2%)	(1,712)	(1.7%)	(2,004)	117.1%
Income tax benefit	(1,428)	(1.2%)	(657)	(0.6%)	(771)	117.4%

Net loss	$(2,288)	(2.0%)	$(1,055)	(1.0%)	$(1,233)	116.9%

Net sales. Net sales increased 11.4% to $115.3 million for the second fiscal quarter of 2015 compared to $103.5 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $5.2 million. An increase in comparable store sales, including e-Commerce sales, of 6.7%, contributed an increase over the prior year quarter of $6.6 million. Comparable store sales, including e-Commerce sales, increased 3.6% in the prior year period. For the second fiscal quarter of 2015, the e-Commerce business was up 37.7% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 4.7%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the number of transactions and a slight increase in the average ticket. The increase in transactions resulted from an increase in conversion, partially offset by a slight decrease in traffic. The increase in average ticket was due to an increase in items sold per transaction. The e-Commerce business benefitted from an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in average order size. The merchandise categories contributing most to the comparable store sales increase were wall décor and housewares.

Gross profit. Gross profit as a percentage of net sales increased from 36.6% in the second quarter of 2014 to 36.9% in the second quarter of 2015. The overall increase in gross profit margin was primarily due to lower outbound freight costs partially offset by higher central distribution costs and lower merchandise margins. Outbound freight costs decreased as a percentage of sales, primarily due to a shift in our e-Commerce business to more in-store-pickup sales which carry a lower fulfillment cost for the Company. Our central distribution costs increased as a percent of sales due to the addition of a 300,000 square-foot fulfillment facility in Jackson, Tennessee to support our growing e-Commerce business as well as some other ancillary supply chain needs. Store occupancy costs as a percentage of net sales decreased slightly in the second quarter of 2015 as compared to the prior year period. Merchandise margin decreased from 54.2% in the second quarter of fiscal 2014 to 54.0% in the second quarter of fiscal 2015. The decrease in merchandise margin was primarily due to an unfavorable comparison to prior year’s shrink results and growth in our loyalty program. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.

Compensation and benefits. Compensation and benefits expenses at the store level decreased as a percentage of net sales for the second quarter of fiscal 2015 as compared to the second quarter of 2014 due to comparable store sales leverage. At the corporate level, the compensation and benefits ratio was higher in the second quarter of 2015 as compared to the prior year period primarily due to increased headcount.

Other operating expenses. Other operating expenses increased as a percentage of sales versus the prior year period. At the store level, advertising expense decreased in dollars and as a percentage of sales compared to the prior year period, but this was largely offset by an isolated data processing issue involving the loss of credit card data preventing us from collecting credit card funds for one specific day during the last week of the quarter. The issue, which has been addressed, did not compromise data integrity or affect any of the Company’s other systems. At the corporate level, professional fees and corporate office rent increased in dollars and as a percentage of sales compared to the prior year period.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded an income tax benefit of approximately $1.4 million, or 38.4% of the loss before income taxes during the second quarter of fiscal 2015, compared to a tax benefit of approximately $657,000, or 38.4% of the loss before income taxes, in the prior year quarter.

Net income and earnings per share. As a result of the foregoing, we reported a net loss of $2.3 million, or $0.13 per diluted share, for the second quarter of fiscal 2015 as compared to a net loss of $1.1 million, or $0.06 per diluted share, for the second quarter of fiscal 2014.

26-Week Period Ended August 1, 2015 Compared to the 26-Week Period Ended August 2, 2014

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	August 1, 2015		August 2, 2014		Change
	$	%	$	%	$	%
Net sales	$233,599	100.0%	$211,740	100.0%	$21,859	10.3%
Cost of sales	143,424	61.4%	131,265	62.0%	12,159	9.3%

Gross profit	90,175	38.6%	80,475	38.0%	9,700	12.1%
Operating expenses:
Compensation and benefits	47,602	20.4%	42,366	20.0%	5,236	12.4%
Other operating expenses	31,639	13.5%	27,890	13.2%	3,749	13.4%
Depreciation	10,539	4.5%	8,731	4.1%	1,808	20.7%

Total operating expenses	89,780	38.4%	78,987	37.3%	10,793	13.7%
Operating income	395	0.2%	1,488	0.7%	(1,093)	(73.5%)
Interest expense, net	140	0.1%	136	0.1%	4	2.9%
Other income, net	(111)	(0.1%)	(308)	(0.1%)	197	(64.0%)

Income before income taxes	366	0.2%	1,660	0.8%	(1,294)	(78.0%)
Income tax expense	125	0.1%	660	0.3%	(535)	(81.1%)

Net income	$241	0.1%	$1,000	0.5%	$(759)	(75.9%)

Net sales. Net sales increased 10.3% to $233.6 million for the first half of fiscal 2015 compared to $211.7 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $12.2 million. An increase in comparable store sales, including e-commerce sales, of 4.8%, contributed an increase over the prior year period of $9.7 million. Comparable store sales increased 4.3% in the prior year period. For the first half of 2015, the e-Commerce business was up 39.2% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 2.8%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the number of transactions, while average ticket remained flat. The increase in transactions resulted from an increase in conversion. The flat average ticket reflected a slight decrease in average retail selling price, offset by a slight increase in items sold per transaction. The e-Commerce business benefitted from an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in average order size. The merchandise categories contributing most to the comparable store sales increase were housewares, textiles, wall decor, and fragrance and accessories.

Gross profit. Gross profit as a percentage of net sales increased from 38.0% in the first half of 2014 to 38.6% in the first half of 2015. The overall increase in gross profit margin was primarily due to lower outbound freight costs and higher merchandise margins. Outbound freight costs decreased as a percentage of sales, primarily due to a shift in our e-Commerce business to more in-store-pickup sales which carry a lower fulfillment cost for the Company. Merchandise margins increased from 55.1% in the first half of fiscal 2014 to 55.2% in the first half of fiscal 2015 due to a year-over-year reduction in markdowns and promotional activity. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Store occupancy costs and central distribution costs as a percentage of net sales were essentially flat in the first half of 2015 as compared to the prior year period.

Compensation and benefits. Compensation and benefits expenses for stores increased in dollars as a result of an increase in store count, but slightly decreased as a percent of net sales for the first half of fiscal 2015 as compared to the first half of 2014 due to comparable store sales leverage. At the corporate level, the compensation and benefits ratio was higher in the first half of 2015 as compared to the prior year period primarily due to increased head count and $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of our former Chief Executive Officer.

Other operating expenses. Other operating expenses increased in dollars and as a percentage of net sales versus the prior year period. At the store level, advertising expense decreased in dollars and as a percent of sales compared to the prior year period which was partially offset by an isolated data processing issue involving the loss of credit card data preventing us from collecting credit card funds for one specific day during the last week of the period. At the corporate level, professional fees and corporate office rent increased in dollars and as a percent of sales compared to the prior year period.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded income tax expense of approximately $125,000, or 34.2% of pre-tax income during the first half of fiscal 2015, versus approximately $660,000, or 39.8% of pre-tax income, in the prior year period.

Net income and earnings per share. As a result of the foregoing, we reported net income of $241,000, or $0.01 per diluted share, for the first half of fiscal 2015 as compared to net income of $1.0 million, or $0.06 per diluted share, for the first half of fiscal 2014.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $10.2 million for the first half of fiscal 2015, compared to net cash used in operating activities of approximately $4.5 million for the first half of 2014. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of increased inventory levels to support our expected sales increase for the third quarter combined with an increased in new store opening activity.

Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2015 consisted of $10.8 million in capital expenditures as compared to $14.8 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to technology investments in our stores and e-Commerce site, improvements to our supply chain, investments in existing stores, as well as the opening of nine new stores during the period. Capital expenditures in the prior year period related primarily to the opening of thirteen new stores and information technology assets. We expect that capital expenditures for all of fiscal 2015 will be approximately $29 to $31 million, primarily to fund the leasehold improvements of new stores, supply chain investments, improvements in our information technology infrastructure and multi-channel capabilities, and maintain our investments in existing stores.

Cash flows from financing activities. Net cash used in financing activities was approximately $29.1 million for the first half of fiscal 2015, and was primarily related to a special cash dividend of $26.0 million and the repurchase and retirement of common stock. Net cash used in financing activities was approximately $1.2 million for the first half of fiscal 2014, and was related to the repurchase and retirement of common stock, partially offset by employee stock purchases and the related tax benefits.

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

As of August 1, 2015, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $42.3 million available for borrowing.

At August 1, 2015, our balance of cash and cash equivalents was approximately $49.1 million. We do not anticipate any borrowings under the credit facility during fiscal 2015. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share Repurchase Authorization. On May 22, 2014, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of our outstanding common stock until May 2016. From inception of the plan through August 1, 2015, we repurchased and retired approximately 374,000 shares of common stock at an aggregate cost of approximately $7.3 million under this repurchase plan. As of August 1, 2015, we had $22.7 million remaining under our Board of Directors’ current authorization to repurchase our common stock. Subsequent to August 1, 2015, we have repurchased and retired approximately 36,000 shares of common stock at an aggregate cost of $843,000.

Special Cash Dividend. On May 21, 2015, the Company announced that its Board of Directors authorized a special cash dividend of $1.50 per share on its common stock. The special dividend of $26.0 million was paid on June 19, 2015 to stockholders of record as of the close of business on June 5, 2015.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the 13-week periods ended August 1, 2015 and August 2, 2014, purchases from this vendor totaled approximately $8.2 million, or 13.5% of total merchandise purchases, and $6.3 million, or 11.6% of merchandise purchases, respectively. During the 26-week periods ended August 1, 2015 and August 2, 2014, purchases from this vendor totaled approximately $15.2 million, or 13.2% of total merchandise purchases, and $12.0 million, or 11.8% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended August 1, 2015 and August 2, 2014 were $6.8 million and $5.7 million, respectively, related to this vendor. Included in cost of sales for the 26-week periods ended August 1, 2015 and August 2, 2014 were $13.2 million and $11.5 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $2.2 million and $1.7 million as of August 1, 2015 and August 2, 2014, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction commitments

The Company had commitments for new store construction projects totaling approximately $3.1 million at August 1, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Vice President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of August 1, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the second quarter of fiscal 2015, ending August 1, 2015, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in 000s)
May 3, 2015 to May 30, 2015	17,038	$24.13	17,038	$23,045
May 31, 2015 to July 4, 2015	10,734	$26.11	10,734	$22,764
July 5, 2015 to August 1, 2015	2,986	$26.90	2,986	$22,684

Total	30,758	$25.09	30,758	$22,684

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through August 1, 2015, the Company repurchased and retired a total of approximately 374,000 shares at an aggregate cost of $7.3 million under this repurchase plan. Subsequent to August 1, 2015, the Company has repurchased and retired approximately 36,000 shares of common stock at an aggregate cost of $843,000.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Document

3.1	Amended and Restated Charter of Kirkland’s, Inc.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 1, 2015, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: September 10, 2015	/s/ W. Michael Madden
W. Michael Madden
President and Chief Executive Officer

Date: September 10, 2015	/s/ Adam C. Holland
Adam C. Holland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Amended and Restated Charter of Kirkland’s, Inc.

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 1, 2015, furnished in XBRL (eXtensible Business Reporting Language))