Form 10-Q
period 2015-10-31
KIRKLAND'S, INC
filed 2015-12-10
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2015,

or

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

Common Stock, no par value — 17,024,597 shares outstanding as of December 3, 2015.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2015 (Unaudited)	January 31, 2015	November 1, 2014 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,358	$99,138	$56,642
Inventories, net	95,460	55,775	77,456
Deferred income taxes	3,522	3,538	2,969
Prepaid expenses and other current assets	18,056	8,878	12,549

Total current assets	149,396	167,329	149,616
Property and equipment, net	107,000	90,992	90,683
Other assets	2,107	2,166	2,125

Total assets	$258,503	$260,487	$242,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,962	$24,705	$32,049
Income taxes payable	—	5,648	—
Accrued expenses	26,927	27,027	25,296

Total current liabilities	80,889	57,380	57,345
Deferred rent	45,962	41,995	40,831
Non-current deferred income taxes	4,279	4,138	3,116
Other liabilities	5,934	5,912	5,474

Total liabilities	137,064	109,425	106,766

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2015, January 31, 2015, or November 1, 2014, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 17,166,491; 17,127,875; and 17,162,929 shares issued and outstanding at October 31, 2015, January 31, 2015, and November 1, 2014, respectively	161,253	159,015	158,295
Accumulated deficit	(39,814)	(7,953)	(22,637)

Total shareholders’ equity	121,439	151,062	135,658

Total liabilities and shareholders’ equity	$258,503	$260,487	$242,424

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$129,238	$117,198	$362,837	$328,938
Cost of sales (exclusive of depreciation as shown below)	81,137	71,446	224,561	202,711

Gross profit	48,101	45,752	138,276	126,227
Operating expenses:
Compensation and benefits	25,514	23,021	73,116	65,387
Other operating expenses	17,962	16,090	49,601	43,980
Depreciation	5,557	4,670	16,096	13,401

Total operating expenses	49,033	43,781	138,813	122,768

Operating income (loss)	(932)	1,971	(537)	3,459
Interest expense, net	70	70	210	206
Other income, net	(58)	(69)	(169)	(377)

Income (loss) before income taxes	(944)	1,970	(578)	3,630
Income tax expense (benefit)	(674)	710	(549)	1,370

Net income (loss)	$(270)	$1,260	$(29)	$2,260

Earnings (loss) per share:
Basic	$(0.02)	$0.07	$(0.00)	$0.13

Diluted	$(0.02)	$0.07	$(0.00)	$0.13

Weighted average shares for basic earnings (loss) per share	17,243	17,258	17,252	17,300
Effect of dilutive stock equivalents	—	476	—	499

Adjusted weighted average shares for diluted earnings (loss) per share	17,243	17,734	17,252	17,799

Dividends declared per common share outstanding	$—	$—	$1.50	$—

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 31, 2015	17,127,875	$159,015	$(7,953)	$151,062
Exercise of employee stock options and employee stock purchases	484,347	278	—	278
Tax benefit from exercise of stock options	—	1,103	—	1,103
Net share settlement of stock options and restricted stock units	(297,584)	(2,024)	—	(2,024)
Issuance of restricted stock	105,864	—	—	—
Stock-based compensation expense	—	2,881	—	2,881
Repurchase and retirement of common stock	(254,011)	—	(5,881)	(5,881)
Dividends paid	—	—	(25,951)	(25,951)
Net loss	—	—	(29)	(29)

Balance at October 31, 2015	17,166,491	$161,253	$(39,814)	$121,439

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	October 31, 2015	November 1, 2014
Cash flows from operating activities:
Net income (loss)	$(29)	$2,260
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	16,096	13,401
Amortization of landlord construction allowances	(3,856)	(4,065)
Amortization of debt issue costs	58	58
Loss on disposal of property and equipment	77	294
Cash received for landlord construction allowances	6,308	6,099
Stock-based compensation expense	2,881	2,055
Excess tax benefits from exercise of stock options and vesting of restricted stock	(1,103)	(123)
Deferred income taxes	157	(413)
Changes in assets and liabilities:
Inventories, net	(39,685)	(24,819)
Prepaid expenses and other current assets	(2,451)	(832)
Other noncurrent assets	1	(345)
Accounts payable	22,797	8,947
Income taxes refundable	(9,172)	(8,803)
Accrued expenses and other current and noncurrent liabilities	(663)	1,813

Net cash used in operating activities	(8,584)	(4,473)

Cash flows from investing activities:
Capital expenditures	(25,721)	(24,049)

Net cash used in investing activities	(25,721)	(24,049)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options and restricted stock	1,103	123
Cash used in net share settlement of stock options and restricted stock	(2,024)	(318)
Employee stock purchases	278	242
Cash dividends paid to stockholders	(25,951)	—
Repurchase and retirement of common stock	(5,881)	(3,933)

Net cash used in financing activities	(32,475)	(3,886)

Cash and cash equivalents:
Net decrease	(66,780)	(32,408)
Beginning of the period	99,138	89,050

End of the period	$32,358	$56,642

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 370 stores in 35 states as of October 31, 2015. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. All intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended October 31, 2015 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

For the 39-week period ended October 31, 2015, the Company incurred approximately $7.3 million of non-cash investing activities, due to purchases of property and equipment awaiting processing for payment. This amount was included in accounts payable at October 31, 2015, and was not material for the 39-week period ended November 1, 2014.

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended October 31, 2015 and November 1, 2014, the Company recorded an income tax benefit of 71.4% of the loss before income taxes and an income tax expense of 36.0% of pre-tax income, respectively. For the 39-week periods ended October 31, 2015 and November 1, 2014, the Company recorded an income tax benefit of 95.0% of the loss before income taxes and an income tax expense of 37.7% of pre-tax income, respectively. The tax benefit for the 13-week and 39-week periods ended October 31, 2015 reflects state employment and investment credits realized during the period.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were 1.3 million and 556,000 shares for the 13-week periods ended October 31, 2015 and November 1, 2014, respectively, and 1.3 million and 510,000 shares for the 39-week periods ended October 31, 2015 and November 1, 2014, respectively.

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

The Company granted 187,500 stock options and 107,000 restricted stock units during the 39-week period ended October 31, 2015. This compares to 182,500 stock options and 97,000 restricted stock units granted during the 39-week period ended November 1, 2014. Total stock-based compensation expense (a component of compensation and benefits) was $830,000 for the 13-week period ended October 31, 2015, and $2.9 million for the 39-week period ended October 31, 2015 compared to $670,000 and $2.1 million, respectively, for the comparable prior year periods. Included in the 39-week period ended October 31, 2015 is $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no other material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of the Company’s Vice President of Merchandising. During the 13-week periods ended October 31, 2015 and November 1, 2014, purchases from this vendor totaled approximately $13.2 million, or 15.6% of total merchandise purchases, and $9.4 million, or 13.0% of merchandise purchases, respectively. During the 39-week periods ended October 31, 2015 and November 1, 2014, purchases from this vendor totaled approximately $28.4 million, or 14.2% of total merchandise purchases, and $21.4 million, or 12.3% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended October 31, 2015 and November 1, 2014 were $7.7 million and $5.8 million, respectively, related to this vendor. Included in cost of sales for the 39-week periods ended October 31, 2015 and November 1, 2014 were $20.8 million and $17.4 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $7.2 million and $3.8 million as of October 31, 2015 and November 1, 2014, respectively. The Company’s payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Note 7 — Stock Repurchase Program

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. From the inception of the plan through October 31, 2015, the Company repurchased and retired approximately 523,000 shares of common stock at an aggregate cost of approximately $10.7 million under this repurchase plan. As of October 31, 2015, the Company had $19.3 million remaining under the Board of Directors’ current authorization to repurchase its common stock. Subsequent to October 31, 2015, the Company has repurchased and retired approximately 142,000 shares of common stock at an aggregate cost of $2.4 million.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 370 stores in 35 states as of October 31, 2015, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended October 31, 2015, we opened 21 new stores and closed two stores. During the 39-week period ended October 31, 2015 we opened 31 new stores and closed five stores. The following table summarizes our stores and square footage under lease:

	As of October 31, 2015	As of November 1, 2014
Number of stores	370	337
Square footage	2,824,595	2,540,369
Average square footage per store	7,634	7,538

13-Week Period Ended October 31, 2015 Compared to the 13-Week Period Ended November 1, 2014

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	October 31, 2015		November 1, 2014		Change
	$	%	$	%	$	%
Net sales	$129,238	100.0%	$117,198	100.0%	$12,040	10.3%
Cost of sales	81,137	62.8%	71,446	61.0%	9,691	13.6%

Gross profit	48,101	37.2%	45,752	39.0%	2,349	5.1%
Operating expenses:
Compensation and benefits	25,514	19.7%	23,021	19.6%	2,493	10.8%
Other operating expenses	17,962	13.9%	16,090	13.7%	1,872	11.6%
Depreciation	5,557	4.3%	4,670	4.0%	887	19.0%

Total operating expenses	49,033	37.9%	43,781	37.4%	5,252	12.0%

Operating income (loss)	(932)	(0.7%)	1,971	1.7%	(2,903)	(147.3%)
Interest expense, net	70	0.0%	70	0.1%	—	0.0%
Other income, net	(58)	(0.0%)	(69)	(0.1%)	11	(15.9%)

Income (loss) before income taxes	(944)	(0.7%)	1,970	1.7%	(2,914)	(147.9%)
Income tax expense (benefit)	(674)	(0.5%)	710	0.6%	(1,384)	(194.9%)

Net income (loss)	$(270)	(0.2%)	$1,260	1.1%	$(1,530)	(121.4%)

Net sales. Net sales increased 10.3% to $129.2 million for the third fiscal quarter of 2015 compared to $117.2 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $10.0 million. An increase in comparable store sales, including e-Commerce sales, of 1.8%, contributed an increase over the prior year quarter of $2.0 million. Comparable store sales, including e-Commerce sales, increased 6.3% in the prior year period. For the third fiscal quarter of 2015, the e-Commerce business was up 38.1% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 0.7%. For brick-and-mortar stores, the comparable store sales decrease was primarily due a small decrease in the average ticket with flat transactions. The slight decrease in average ticket was due to a small decrease in both items sold per transaction and average unit retail price. The flat transactions resulted from an increase in conversion, offset by a decline in traffic. The e-Commerce business benefitted from an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in average order size. The merchandise categories contributing most to the comparable store sales increase were holiday, housewares and decorative accessories.

Gross profit. Gross profit as a percentage of net sales decreased from 39.0% in the third quarter of 2014 to 37.2% in the third quarter of 2015. The overall decrease in gross profit margin was primarily due to lower merchandise margins and higher store and central distribution costs partially offset by lower outbound freight costs. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Merchandise margin decreased from 56.3% in the third quarter of fiscal 2014 to 55.2% in the third quarter of fiscal 2015. The decrease in merchandise margin was primarily due to promotional markdowns to stimulate traffic and manage inventory levels as well as higher inbound freight charges required to process containers through our distribution center during peak season. Store occupancy costs as a percentage of net sales increased due in part to the timing of stores that opened late in the quarter and early November as well as some deleverage due to negative brick-and-mortar comparable store sales. Our central distribution costs increased as a percentage of net sales due to the addition of a 300,000 square-foot fulfillment facility in Jackson, Tennessee and increased labor expenses due to peak season challenges. Outbound freight costs decreased as a percentage of sales, primarily due to a shift in our e-Commerce business to more in-store-pickup sales which carry a lower fulfillment cost for the Company.

Compensation and benefits. Compensation and benefits expenses at the store level increased as a percentage of net sales for the third quarter of fiscal 2015 as compared to the third quarter of 2014 due to an increase in new store activity and heavier freight deliveries. At the corporate level, the compensation and benefits ratio was lower in the third quarter of 2015 as compared to the prior year period.

Other operating expenses. Other operating expenses increased as a percentage of net sales versus the prior year period. At the store level, advertising expense decreased in dollars and as a percentage of net sales compared to the prior year period. At the corporate level, professional and legal fees increased in dollars and as a percent of net sales which was partially offset by corporate office rent which decreased in dollars and as a percentage of sales compared to the prior year period.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded an income tax benefit of approximately $674,000, or 71.4% of the loss before income taxes during the third quarter of fiscal 2015, compared to a tax expense of approximately $710,000, or 36.0% of pre-tax income, in the prior year quarter. The tax benefit for the 13-week period ended October 31, 2015 reflects state employment and investment credits realized during the period.

Net income (loss) and earnings (loss) per share. As a result of the foregoing, we reported a net loss of $270,000, or $0.02 per diluted share, for the third quarter of fiscal 2015 as compared to net income of $1.3 million, or $0.07 per diluted share, for the third quarter of fiscal 2014.

39-Week Period Ended October 31, 2015 Compared to the 39-Week Period Ended November 1, 2014

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	October 31, 2015		November 1, 2014		Change
	$	%	$	%	$	%
Net sales	$362,837	100.0%	$328,938	100.0%	$33,899	10.3%
Cost of sales	224,561	61.9%	202,711	61.6%	21,850	10.8%

Gross profit	138,276	38.1%	126,227	38.4%	12,049	9.5%
Operating expenses:
Compensation and benefits	73,116	20.2%	65,387	19.9%	7,729	11.8%
Other operating expenses	49,601	13.7%	43,980	13.3%	5,621	12.8%
Depreciation	16,096	4.4%	13,401	4.1%	2,695	20.1%

Total operating expenses	138,813	38.3%	122,768	37.3%	16,045	13.1%
Operating income (loss)	(537)	(0.2%)	3,459	1.1%	(3,996)	(115.5%)
Interest expense, net	210	0.1%	206	0.1%	4	1.9%
Other income, net	(169)	(0.1%)	(377)	(0.1%)	208	(55.2%)

Income (loss) before income taxes	(578)	(0.2%)	3,630	1.1%	(4,208)	(115.9%)
Income tax expense (benefit)	(549)	(0.2%)	1,370	0.4%	(1,919)	(140.1%)

Net income (loss)	$(29)	0.0%	$2,260	0.7%	$(2,289)	(101.3%)

Net sales. Net sales increased 10.3% to $362.8 million for the first three quarters of fiscal 2015 compared to $328.9 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $22.2 million. An increase in comparable store sales, including e-commerce sales, of 3.7%, contributed an increase over the prior year period of $11.7 million. Comparable store sales increased 5.0% in the prior year period. For the first three quarters of 2015, the e-Commerce business was up 38.8% versus the prior year period, accompanied by an increase in comparable store sales at brick-and-mortar stores of 1.6%. For brick-and-mortar stores, the comparable store sales increase was primarily due to an increase in the number of transactions, while average ticket was down slightly. The increase in transactions resulted from an increase in conversion partially offset by a decrease in traffic. The lower average ticket reflected a slight decrease in average retail selling price, partially offset by a slight increase in items sold per transaction. The e-Commerce business benefitted from an increase in website traffic, slightly offset by a decrease in average order size. The merchandise categories contributing most to the comparable store sales increase were holiday, fragrance and accessories and housewares.

Gross profit. Gross profit as a percentage of net sales decreased from 38.4% in the first three quarters of 2014 to 38.1% in the first three quarters of 2015. The overall decrease in gross profit margin was primarily due to lower merchandise margins and higher store and central distribution expenses partially offset by lower outbound freight costs. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Merchandise margins decreased from 55.5% in the first three quarters of fiscal 2014 to 55.2% in the first three quarters of fiscal 2015 primarily due to a year-over-year increase in markdowns and promotional activity. Our central distribution costs increased as a percent of sales due to the addition of a 300,000 square-foot fulfillment facility in Jackson, Tennessee and increased labor expenses. Store occupancy costs increased slightly as a percentage of net sales. Outbound freight costs decreased as a percentage of sales, primarily due to a shift in our e-Commerce business to more in-store-pickup sales which carry a lower fulfillment cost for the Company.

Compensation and benefits. Compensation and benefits expenses for stores increased in dollars as a result of an increase in store count, and slightly increased as a percent of net sales for the first three quarters of fiscal 2015 as compared to the first three quarters of 2014. At the corporate level, the compensation and benefits ratio was higher in the first three quarters of fiscal 2015 as compared to the prior year period primarily due to increased head count and $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of our former Chief Executive Officer.

Other operating expenses. Other operating expenses increased in dollars and as a percentage of net sales versus the prior year period. At the corporate level, higher professional fees drove much of the increase. At the store level, advertising expense decreased in dollars and as a percent of sales compared to the prior year period. This was partially offset by an isolated data processing issue involving loss of credit card data preventing us from collecting credit card funds for one specific day during the second quarter.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded income tax benefit of approximately $549,000, or 95.0% of the loss before income taxes during the first three quarters of fiscal 2015, versus income tax expense of approximately $1.4 million, or 37.7% of pre-tax income, in the prior year period. The tax benefit for the 39-week period ended October 31, 2015 reflects state employment and investment credits realized during the period.

Net income (loss) and earnings (loss) per share. As a result of the foregoing, we reported a net loss of $29,000, or $(0.00) per diluted share, for the first three quarters of fiscal 2015 as compared to net income of $2.3 million, or $0.13 per diluted share, for the first three quarters of fiscal 2014.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $8.6 million for the first three quarters of fiscal 2015, compared to net cash used in operating activities of approximately $4.5 million for the first three quarters of 2014. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash used in operations as compared to the prior year period was primarily the result of a decline in operating performance combined with a decrease in accrued expenses.

Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2015 consisted of $25.7 million in capital expenditures as compared to $24.0 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to the opening of 31 new stores during the period, investments in our existing stores, improvements to our supply chain, as well as investments in our omni-channel systems. Capital expenditures in the prior year period related primarily to the opening of 23 new stores and information technology assets. We expect that capital expenditures for all of fiscal 2015 will be approximately $32 to $34 million, primarily to fund the leasehold improvements of new stores, supply chain investments, improvements in our information technology infrastructure and multi-channel capabilities, and maintain our investments in existing stores.

Cash flows from financing activities. Net cash used in financing activities was approximately $32.5 million for the first three quarters of fiscal 2015, and was primarily related to a special cash dividend of $26.0 million and the repurchase and retirement of common stock. Net cash used in financing activities was approximately $3.9 million for the first three quarters of fiscal 2014, and was primarily related to the repurchase and retirement of common stock.

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

As of October 31, 2015, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $50.0 million available for borrowing.

At October 31, 2015, our balance of cash and cash equivalents was approximately $32.4 million. We do not anticipate any borrowings under the credit facility during fiscal 2015. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share Repurchase Authorization. On May 22, 2014, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of our outstanding common stock until May 2016. From inception of the plan through October 31, 2015, we repurchased and retired approximately 523,000 shares of common stock at an aggregate cost of approximately $10.7 million under this repurchase plan. As of October 31, 2015, we had $19.3 million remaining under our Board of Directors’ current authorization to repurchase our common stock. Subsequent to October 31, 2015, we have repurchased and retired approximately 142,000 shares of common stock at an aggregate cost of $2.4 million.

Special Cash Dividend. On May 21, 2015, the Company announced that its Board of Directors authorized a special cash dividend of $1.50 per share on its common stock. The special dividend of $26.0 million was paid on June 19, 2015 to stockholders of record as of the close of business on June 5, 2015.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal is the spouse of our Vice President of Merchandising. During the 13-week periods ended October 31, 2015 and November 1, 2014, purchases from this vendor totaled approximately $13.2 million, or 15.6% of total merchandise purchases, and $9.4 million, or 13.0% of merchandise purchases, respectively. During the 39-week periods ended October 31, 2015 and November 1, 2014, purchases from this vendor totaled approximately $28.4 million, or 14.2% of total merchandise purchases, and $24.1 million, or 12.3% of merchandise purchases, respectively. Included in cost of sales for the 13-week periods ended October 31, 2015 and November 1, 2014 were $7.7 million and $5.8 million, respectively, related to this vendor. Included in cost of sales for the 39-week periods ended October 31, 2015 and November 1, 2014 were $20.8 million and $17.4 million, respectively, related to this vendor. Payable amounts outstanding to this vendor were approximately $7.2 million and $3.8 million as of October 31, 2015 and November 1, 2014, respectively. Our payable terms with this vendor are consistent with the terms offered by other vendors in the ordinary course of business.

Significant Contractual Obligations and Commercial Commitments

Construction Commitments

The Company had commitments for new store construction projects totaling approximately $629,000 at October 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Vice President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of October 31, 2015 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the third quarter of fiscal 2015, ending October 31, 2015, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in 000s)
August 2, 2015 to August 29, 2015	16,103	$24.09	16,103	$22,296
August 30, 2015 to October 3, 2015	76,587	$22.33	76,587	$20,586
October 4, 2015 to October 31, 2015	55,817	$22.75	55,817	$19,316

Total	148,507	$22.68	148,507	$19,316

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. Through October 31, 2015, the Company repurchased and retired a total of approximately 523,000 shares at an aggregate cost of $10.7 million under this repurchase plan. Subsequent to October 31, 2015, the Company has repurchased and retired approximately 142,000 shares of common stock at an aggregate cost of $2.4 million.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended October 31, 2015, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: December 10, 2015	/s/ W. Michael Madden
W. Michael Madden President and Chief Executive Officer

Date: December 10, 2015	/s/ Adam C. Holland
Adam C. Holland Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended October 31, 2015, furnished in XBRL (eXtensible Business Reporting Language))