Form 10-K
period 2016-01-30
KIRKLAND'S, INC
filed 2016-04-08
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $439 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of March 31, 2016, there were 15,782,652 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 1, 2016, are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 30, 2016 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed below under the heading “Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 376 stores in 35 states as of January 30, 2016, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

Business Strategy

Our goal is to be the leading specialty retailer of home décor and accessories in each of our markets. We believe the following elements of our business strategy both differentiate us from our competitors and position us for growth:

Product mix differentiation. While our stores contain items covering a broad range of complementary product categories, we emphasize traditionally-styled, quality merchandise within each category, striving to combine steady-selling, everyday “core” items with trend-appropriate fashion and seasonal items. Our buyers work closely with our merchandise vendors to identify and develop stylish products that appeal to a broad base of customers while reflecting the latest trends. These products are often proprietary, the result of the development and collaboration between our buyers and our vendors. In most cases, this exclusive merchandise is the result of our buying team’s experience in interpreting market and merchandise trends in a way that appeals to our customers. For these reasons, we believe our buying process yields a merchandise assortment that is differentiated from our competition. We also test-market products where appropriate and monitor individual item sales, which enables us to identify and quickly reorder bestselling items in order to maximize sales.

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

Stimulating store experience. Through our in-store visual presentation, marketing and promotions, and customer service, we seek to make customers feel welcome and “at home.” Our merchandise presentation effort is geared toward helping our customers visualize our products in their own homes and inspire decorating and gift-giving ideas. We creatively group complementary merchandise throughout the store. We believe this cross-category merchandising encourages customers to browse for longer periods of time, promoting add-on sales. We adjust our visual presentation frequently to take advantage of sales trends, enhance our ever-changing merchandise mix, and support our promotional strategies. Our store associates support this environment through their engagement with our customers, knowledge of our products, and passion for customer service.

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

Brick-and-mortar store growth. With only 376 stores in 35 states as of the end of fiscal 2015, we view expansion of our physical store locations as a large opportunity for growth. During fiscal 2016, we expect to increase our total retail square footage by approximately 6% to 8%. We will focus on infill opportunities in some of our core markets, as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast, and California. We expect to open 35 to 40 new locations during fiscal 2016, and expect to close approximately 10 to 15 locations. The new store openings and closings during fiscal 2016 are expected to be weighted towards the first half of the year. Longer-term, we see an opportunity to grow our square footage 10% annually, with an intermediate goal of 500 total store units in the next three to five years.

e-Commerce growth. As customers increasingly turn to the web for their shopping, we expect our e-Commerce channel to provide another growth opportunity. We are continuing to capture additional market share by attracting new customers via the website. We launched third-party drop shipping in fiscal 2015 to give our customers a wider assortment of product offerings. We plan on expanding our third-party drop shipping product offerings in fiscal 2016. Additionally, we are continuing to use the on-line channel to enrich the brick-and-mortar store experience, and have plans to improve our ship to store options to support the blending of the two channels into one unique brand experience. For fiscal 2015, our e-Commerce channel accounted for approximately $38.6 million in revenue, or about 6.9% of our total revenue, a 37.8% increase over fiscal 2014. We expect our e-Commerce business to continue to grow at a pace greater than brick-and-mortar for the foreseeable future, with an interim goal of 10% of the overall business.

Merchandising

Merchandising strategy. Our merchandising strategy is to (i) offer unique, distinctive and often exclusive, quality home décor products and gifts at affordable prices representing great value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of core items within targeted categories, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas and encourages frequent store visits.

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

We continuously introduce new and often exclusive products to our merchandise assortment in order to (i) maintain customer interest by providing freshness in our product selections, encouraging frequent return visits to our stores and website, (ii) enhance our reputation as a source for identifying and developing quality, fashionable products, and (iii) allow merchandise which has peaked in sales to be quickly discontinued and replaced by new items. In addition, we strategically manage the selling space devoted to gifts and holiday merchandise throughout the year. Our flexible store design and display fixtures allow us to adjust our selling space as needed to capitalize on sales trends.

Our average store generally carries approximately 4,700 Stock Keeping Units (“SKUs”). Online we carry approximately 3,800 SKUs, of which 1,400 are exclusively online. We regularly monitor the sell-through on each item, therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. We purchase merchandise from approximately 200 vendors and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide the opportunity to improve our net sales and gross margin.

Product assortment. Our major merchandise categories include wall décor, art, mirrors, lamps, decorative accessories, accent furniture, textiles, fragrance and accessories, frames, housewares, impulse and personal accessories, outdoor living, and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise, as well as items carried throughout the year suitable for gift-giving.

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2015	Fiscal 2014	Fiscal 2013
Art	14%	14%	15%
Holiday	13	12	11
Wall Décor	11	11	11
Accent Furniture	9	10	10
Fragrance and Accessories	9	8	8
Decorative Accessories	8	8	9
Mirrors	7	7	7
Textiles	7	7	6
Lamps	6	7	7
Housewares	5	4	3
Impulse and Personal Accessories	4	4	4
Floral	3	3	4
Frames	3	3	3
Outdoor Living	1	2	2

Total	100%	100%	100%

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

Approximately 86% of our total purchases are from importers of merchandise manufactured primarily in China and other South-Asian countries, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks.

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

Store Operations

General. In addition to corporate management and three Regional Directors, approximately 29 Multi-Unit Managers (who generally have responsibility for approximately 10 to 16 stores within a geographic district) manage store operations. A Store Manager and one to three Assistant Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates seven days a week with an average of 12 to 16 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

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

Real Estate

Strategy. Our real estate strategy is to identify dominant retail properties that are convenient and attractive to our target female customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets such as Houston, Texas and Atlanta, Georgia; middle markets such as Nashville, Tennessee and Kansas City, Missouri; and smaller markets such as Palmdale, California and Amarillo, Texas. As we execute our store growth strategy, we are focused on infill opportunities in some of our existing markets as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast, and California to provide us with the unit growth to achieve our goals.

Formats. We operate stores in a variety of off-mall venues and enclosed malls. As of January 30, 2016, we operated 30 stores in enclosed malls, of which ten were outward-facing, and 346 stores in off-mall venues. Off-mall stores included 305 in “power” strip centers and “lifestyle” centers, 11 in outlet centers and 30 freestanding locations. The average size of the new stores we opened in fiscal 2015 was approximately 8,200 square feet, and we currently expect our fiscal 2016 new stores to be primarily in off-mall shopping centers of similar average size.

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

The following table provides a history of our store openings and closings for the last five fiscal years.

	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012	Fiscal 2011
Stores open at beginning of period	344	324	323	309	300
Store openings	43	34	24	42	34
Store closings	(11)	(14)	(23)	(28)	(25)

Stores open at end of period	376	344	324	323	309

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

We currently utilize third-party carriers to transport merchandise from our distribution center to our stores. Approximately 97% of our stores utilize direct, full truckload deliveries, which results in lower distribution costs and allows our field personnel to better schedule store associates for the receiving process. The optimal delivery method for a given store depends on the store’s sales volume, square footage, geographic location and other factors.

In fiscal 2015, we used approximately 200,000 square feet of the distribution facility to support the pick-and-pack operation used in e-Commerce fulfillment. To support the anticipated growth in the e-Commerce business, we entered into a three-year lease in March 2015 for a 303,000 square feet facility in Jackson, Tennessee which will primarily serve as the fulfillment center for e-Commerce starting in early fiscal 2016. We also lease additional overflow warehouse space in Jackson, Tennessee as needed. We continue to evaluate the impact of our multi-channel strategies on our business, and are currently implementing enhancements to our supply chain infrastructure to support our store unit growth and multi-channel goals.

Information Systems

Our store information systems include a server in each store that runs our automated point-of-sale (“POS”) application on multiple POS registers. The server provides Store Managers with convenient access to detailed sales and inventory information for the store. Our POS registers provide a price look-up function (all merchandise is bar-coded), time and attendance, and automated check, credit card, debit card and gift card processing. Through nightly two-way electronic communication with each store, we upload SKU-level sales, gross margin information and payroll hours to our home office system and download new merchandise pricing, price changes for existing merchandise, purchase orders and system maintenance tasks to the store server. Based upon the evaluation of information obtained through this daily information exchange, our planning and allocation team implements merchandising decisions regarding inventory levels, reorders, price changes and allocation of merchandise to our stores. During fiscal 2015, we implemented a new payroll planning tool which allows us to improve our efficiency managing time and attendance and employee scheduling within stores.

During the second half of 2012, we completed the implementation of a new merchandise management system. This software provides us with tools to better manage aspects of our merchandise assortment and integrates all merchandising and inventory management applications; including category, classification and SKU inventory tracking, purchase order management, automated ticket making, and sales audit. During fiscal 2013 and 2014, we implemented a host of merchandise modules within our new merchandise management system including merchandise financial planning, allocation, and replenishment tools. In 2014, we implemented an order management system, which supports our multi-channel initiatives by providing a flexible foundation for handling orders, directing omni-channel traffic, and servicing the customer. During fiscal 2015, we implemented our third-party “drop-ship” vendor program allowing our vendors to ship product directly to our customers’ homes.

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

Marketing

Although our overall marketing efforts encompass various techniques, in recent years, we have had a significant focus on e-mail communication. We now manage a database of approximately 3.3 million active e-mail addresses that have been provided by our customers, primarily through in-store collection processes and various contests and initiatives designed to drive e-mail sign-ups. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. We are beginning to utilize other means of media advertising to enhance the visibility of our products and our brand. We are continuously evaluating other forms of advertising as we seek to further develop the brand of the Company while we execute our growth strategy. Our marketing efforts inside the store emphasize signage, store and window banners, displays and other techniques to attract customers and provide an exciting shopping experience. The growth of our e-Commerce business has also increased our investment in online marketing channels such as paid search and affiliate marketing.

During the third quarter of fiscal 2013, we implemented a new customer loyalty program called K Club. K Club allows members to earn one point for every dollar spent on eligible product purchases and receive a ten dollar reward certificate for every three hundred points earned. In addition to the K Club, we provide our customers with the option to utilize Kirkland’s private-label credit card. Kirkland’s credit card holders earn two points for every dollar spent. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. Customers using the Kirkland’s private-label credit card visit our stores and purchase merchandise more frequently, as well as spend more money per visit, than our customers not using the card. As of the end of fiscal 2015, we had approximately 6.7 million loyalty members in the K Club program.

Internet and Social Media

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. Our website at www.kirklands.com provides our customers with the ability to purchase Kirkland’s merchandise online and have it delivered directly to their homes or their nearest Kirkland’s store. Customers may also use the website as a resource to locate a store, preview our merchandise, join our K Club loyalty program, apply for a Kirkland’s credit card, and purchase gift cards online. We are also very active in social media and maintain a presence on Facebook, where we have over 942,000 followers. For Twitter, Pinterest and Instagram, we have over 29,400, 85,500 and 128,000 followers, respectively.

The information contained or incorporated in our websites is not a part of this Form 10-K.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, “Kirkland’s Outlet,” and “The Kirkland Collection.”

We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, KIRKLAND’S®, THE KIRKLAND COLLECTION®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, MARKET AND VINEtm and LOVE THE POSSIBILITIES, LOVE THE PRICE®. These marks have historically been important components in our merchandising and marketing strategy. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.

Competition

The retail market for home décor and gifts is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Our product offerings also compete with a variety of national, regional and local retailers, including such retailers as HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, Target, Ebay, Amazon and Wayfair. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise novelty, quality and selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of our store locations. The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 to 15 years. However, we believe that our stores still occupy a distinct niche in the marketplace: traditionally-styled, quality merchandise, reflective of current market trends, offered at a value price combined with a unique store experience. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner, and providing a quality shopping experience.

In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See Item 1A of this Form 10-K, captioned “Risk Factors.”

Employees

We employed 6,821 employees at March 14, 2016. The number of employees fluctuates with seasonal needs. None of our employees are covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

Seasonality

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

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the Securities Exchange Commission (“SEC”). Members of the public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Members of the public may also obtain information on the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those documents and other information filed by us with the SEC are available, without charge, on our Internet web site, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available, without charge, by written request to: Secretary, Kirkland’s, Inc., 5310 Maryland Way, Brentwood, Tennessee 37027.

Executive Officers of Kirkland’s

The name, age as of March 31, 2016, and position of each of our executive officers are as follows:

W. Michael Madden, 46, has been a Director of Kirkland’s and President and Chief Executive Officer since February 2015. Prior to his appointment as Chief Executive Officer, Mr. Madden served as President and Chief Operating Officer since August 2014. He also served as Senior Vice President and Chief Financial Officer from January 2008 to July 2014, Vice President and Chief Financial Officer from May 2006 to December 2007, and Vice President of Finance from May 2005 to April 2006. From July 2000 to May 2005, he served as Director of Finance. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company, a real estate development, investment, and operations company, and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

Michelle R. Graul, 50, has been Executive Vice President of Stores and Merchandising since August 2014. Prior to her appointment as Executive Vice President of Stores and Merchandising, Ms. Graul served as Senior Vice President of Human Resources and Stores since January 2010, Senior Vice President of Human Resources from August 2008 to December 2009, and Vice President of Human Resources from March 2005 to July 2008. Prior to joining Kirkland’s, Mrs. Graul was employed with Pier 1 Imports and served in various positions of increasing responsibility over 13 years culminating as Zone Human Resources Director. Prior to joining Pier 1 Imports, Mrs. Graul had positions with four other retailers serving in various store operational roles and as a buyer.

Adam C. Holland, 37, has been Vice President and Chief Financial Officer since February 2015. Prior to his appointment as Vice President and Chief Financial Officer, Mr. Holland served as Chief Accounting Officer from August 2014 to January 2015 and Vice President of Finance from August 2008 to July 2014. He also served as Director of Finance from June 2006 to July 2008 and Manager of Financial Reporting from May 2005 to June 2006. Prior to joining Kirkland’s, Mr. Holland served as Manager of Corporate Accounting with Walter Industries, Inc., a holding company that owns home building, natural resources development, and industrial manufacturing companies, and prior to that was a senior auditor with Ernst & Young LLP.

No family relationships exist among any of the above-listed executive officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All executive officers are elected to hold office for one year or until their successors are elected and qualified.

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

Every year we decide to close certain stores based on a number of factors, including but not limited to planned location of new stores nearby, excessive rent or other operating cost increases, inadequate profitability, short term leases, or the landlord’s ability to replace us with another tenant at more favorable terms to the landlord. Store closings have the effect of reducing net sales. We may choose to close underperforming stores before lease expiration and incur termination costs associated with those closings. If we are not able to open new stores at a pace that exceeds the closing of existing stores we will not achieve our planned revenue growth.

New stores also may face greater competition and have lower anticipated net sales volumes relative to previously opened stores during their comparable years of operations. New stores opened in new markets, where we are less well known and where we are less familiar with the target customer, may face different or additional risks and increased costs compared to stores operated in existing markets. Also, stores opened in off-mall locations may require greater marketing costs in order to attract customer traffic. These factors, together with increased pre-opening expenses at our new stores, may reduce our average store contribution and operating margins. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our net income could suffer.

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

We maintain a corporate website through which we market and sell our products to customers and publicize Company information to customers, investors and other constituencies. Maintenance of our website requires substantial development and maintenance efforts, and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website. The sale of products through e-Commerce is characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies, enhance our existing website, develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Our ability to remain technologically competitive may require substantial expenditures and lead time, and our failure to do so may harm our business and results of operations.

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

Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. Though we attempt to reduce these risks, we cannot assure you that we will continue to be successful in our inventory management. If we are not successful in managing our inventory balances, our cash flows from operations may be negatively affected.

Inability to Successfully Develop and Maintain a Relevant and Reliable Multichannel Experience for Our Customers Could Adversely Affect Our Sales, Results of Operations and Reputation.

Our business has evolved from an in-store experience to interactions with customers across multiple channels (in-store, online, mobile and social media, among others). Our customers are using computers, tablets, mobile phones and other devices to shop in our stores and online and provide feedback and public commentary about all aspects of our business. Multichannel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments and technology investments by our competitors.

Successful operation of our e-Commerce initiatives are dependent on our ability to maintain uninterrupted availability of the Company’s website and supporting applications, adequate inventory levels, timely fulfillment of customer orders, and accurate shipping of undamaged products. In addition, the Company’s call center must maintain a high standard of customer care. Failure to successfully manage this process may negatively impact sales, result in the loss of customers, and damage our reputation.

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

Maintaining, promoting and growing our merchandise offering will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, high quality customer experience. If we fail to achieve these objectives, our public image and reputation could be tarnished by negative publicity.

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

The retail market is a highly competitive market. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Our competitors, many of which are larger and have substantially greater financial and other resources than us, include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, Target, Ebay, Amazon and Wayfair. Our “brick-and-mortar” stores and our www.kirklands.com website also compete with the ever-increasing number of Internet retail websites offering home décor and gift merchandise. The availability of home décor and gift merchandise from various competitors on the Internet could result in increased price competition as our customers are more readily able to comparison shop, which could reduce our sales, prices and margins and adversely affect our results of operations.

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

Our headquarters, store locations, distribution center and warehouses, as well as certain of our vendors and customers, are located in areas which have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries in which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution center, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution center or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.

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

Should credit markets tighten or turmoil in the financial markets develop, our ability to access funds, refinance our existing indebtedness, enter into agreements for new indebtedness or obtain funding through the issuance of our securities would be adversely impacted.

The impact of any such credit crisis or market turmoil on our major suppliers cannot be accurately predicted. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties with whom we do business, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements.

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

Failure to Control Merchandise Returns Could Negatively Impact the Business.

We have established a provision for estimated merchandise returns based upon historical experience and other known factors. If actual returns are greater than those projected by management, additional reductions of revenue could be recorded in the future. Also, to the extent that returned merchandise is damaged, we may not receive full retail value from the resale of the returned merchandise. Introductions of new merchandise, changes in merchandise mix, associate selling behavior, merchandise quality issues, changes to our return policy, e-Commerce return behavior, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed the provision for estimated merchandise returns. An increase in merchandise returns that exceeds our current provision could negatively impact the business and financial results.

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

Risks Related to Regulation and Litigation

New Legal Requirements Could Adversely Affect Our Operating Results.

Our business is subject to numerous federal, state and local laws and regulations. We routinely incur costs in complying with these laws and regulations. We are exposed to the risk that federal, state or local legislation may negatively impact our operations. Changes in product regulations (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights (including changes in the process for our employees to join a union), health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax laws could adversely impact our ability to achieve our financial targets. Changes in other regulatory areas, such as consumer credit, privacy and information security, or environmental regulation may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our costs of doing business. Untimely compliance or noncompliance with applicable laws and regulations may subject us to legal risk, including government enforcement action, significant fines and penalties and class action litigation, as well as reputational damage, which could adversely affect our results of operations

In 2010, the Patient Protection Act and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional health care and other costs.

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

Litigation May Adversely Affect Our Business, Financial Condition, Results of Operations or Liquidity.

Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation means. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our consolidated financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.

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

We receive and maintain certain personal information about our customers and employees in the ordinary course of business. Our use of this information is regulated at the international, federal and state levels, as well as by certain third-parties with whom we contract for such services. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations, and financial condition and could result in litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance. Our business requires collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the store managers could make faulty decisions. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we or the store managers may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various United States and international laws and regulations applicable to the protection of such data or with Payment Card Industry data security standards, could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

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

Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. We purchase our products from approximately 200 vendors with which we have no long-term purchase commitments or exclusivity contracts. Historically, we have retained our vendors and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us. In addition, a period of unfavorable financial performance may make it difficult for some of our vendors to arrange for the financing or factoring of their orders with manufacturers, which could result in our inability to obtain desired merchandise from those vendors.

Our largest vendor is deemed to be a related party because its principal owner is the spouse of the Company’s Vice President of Merchandising. During fiscal 2015, the Company’s purchases from this related party vendor totaled approximately $39.2 million, or 14.8% of total merchandise purchases. While this relationship has been approved by the Company’s Audit Committee, any disruption in the relationship could negatively impact our ability to achieve anticipated operating results.

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

A significant portion of the distribution of products to our stores is coordinated through our distribution facility in Jackson, Tennessee. We have also recently opened an e-Commerce distribution center, also in Jackson, Tennessee. We depend on the orderly operation of these receiving and distribution facilities, which relies on adherence to shipping schedules and effective management. We are also currently exploring alternative distribution methods such as transload and bypass and from time to time we make significant upgrades to our warehouse management software. If these changes or upgrades do not go smoothly, then we could face significant disruptions with our distribution process. In addition, we cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason. Any significant disruption in the operations of our distribution facilities would have a material adverse effect on our ability to maintain proper inventory levels in our stores and satisfy our e-Commerce customers, which could result in a loss of net sales and net income.

Risks Related to Company Governance and Ownership

We Depend on Key Personnel, and, if We Lose the Services of Any Member of Our Senior Management Team, We May Not Be Able to Run Our Business Effectively.

We have benefited substantially from the leadership and performance of our senior management team. Our success will depend on our ability to retain our current senior management members and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and there can be no assurances that we will be able to retain our personnel. The loss of a member of senior management would require the remaining executive officers to divert immediate and substantial attention to seeking a replacement.

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

Our charter and bylaws contain certain corporate governance provisions that may make it more difficult to challenge management, deter and inhibit unsolicited changes in control of Kirkland’s and have the effect of depriving our shareholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. First, the charter provides for a classified Board of Directors, with directors (after the expiration of the terms of the initial classified board of directors) serving three year terms from the year of their respective elections and being subject to removal only for cause and upon the vote of 80% of the voting power of all outstanding capital stock entitled to vote (the “Voting Power”). Second, our charter and bylaws do not generally permit shareholders to call, or require that the Board of Directors call, a special meeting of shareholders. The charter and bylaws also limit the business permitted to be conducted at any such special meeting. In addition, Tennessee law permits action to be taken by the shareholders by written consent only if the action is consented to by holders of the number of shares required to authorize shareholder action and if all shareholders entitled to vote are parties to the written consent. Third, the bylaws establish an advance notice procedure for shareholders to nominate candidates for election as directors or to bring other business before meetings of the shareholders. Only those shareholder nominees who are nominated in accordance with this procedure are eligible for election as directors of Kirkland’s, and only such shareholder proposals may be considered at a meeting of shareholders as have been presented to Kirkland’s in accordance with the procedure. Finally, the charter provides that the amendment or repeal of any of the foregoing provisions of the charter mentioned previously in this paragraph requires the affirmative vote of at least 80% of the Voting Power. In addition, the bylaws provide that the amendment or repeal by shareholders of any bylaws made by our Board of Directors requires the affirmative vote of at least 80% of the Voting Power.

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

We lease all of our store locations and expect to continue our practice of leasing rather than owning. Our leases typically provide for 5 to 10 year initial terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Many of our leases provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level), and the rate of increase in key ancillary charges is generally capped.

As current leases expire, we believe we have the option to obtain favorable lease renewals for present store locations or obtain new leases for equivalent or better locations in the same general area. To date, we have not experienced unusual difficulty in either renewing or extending leases for existing locations or securing leases for suitable locations for new stores.

We currently lease one central distribution facility, consisting of 771,000 square feet, located in Jackson, Tennessee. We also lease 303,000 square feet of additional warehouse space at a second location in Jackson, Tennessee, which services our e-Commerce fulfillment, and we lease additional overflow warehouse space in Jackson, Tennessee on a month to month basis. We currently lease 76,000 square feet of office space in Brentwood, Tennessee.

The following table indicates the states where our stores are located and the number of stores within each state as of January 30, 2016:

State	Number of Stores	State	Number of Stores

Texas	61	Oklahoma	8
Florida	36	New York	6
California	24	Pennsylvania	6
Georgia	23	Colorado	5
North Carolina	22	Kansas	5
Tennessee	19	Minnesota	5
Alabama	16	Ohio	5
Arizona	15	New Jersey	4
Louisiana	14	Wisconsin	4
Virginia	13	Nevada	3
Indiana	11	Delaware	2
Mississippi	10	Maryland	2
Michigan	9	New Mexico	2
Missouri	9	Iowa	1
South Carolina	9	Nebraska	1
Arkansas	8	North Dakota	1
Illinois	8	Wyoming	1
Kentucky	8

Total			376

Item 3.	Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer of Purchases of Equity Securities

Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK.” We commenced trading on Nasdaq on July 11, 2002. On March 31, 2016, there were approximately 51 holders of record and approximately 4,423 beneficial owners of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$26.49	$22.47	$20.04	$16.60
Second Quarter	$28.72	$23.97	$19.39	$16.04
Third Quarter	$27.97	$21.03	$19.41	$15.26
Fourth Quarter	$24.11	$11.39	$24.44	$17.70

Dividend Policy

There have been no dividends declared on any class of our common stock during the past three fiscal years except on May 21, 2015, the Company announced that its Board of Directors authorized a special cash dividend of $1.50 per share on its common stock. The special dividend of $26.0 million was paid on June 19, 2015 to stockholders of record as of the close of business on June 5, 2015. Our senior credit facility restricts our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility.” Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Stock Price Performance Graph

This graph shows, from January 29, 2011 to January 30, 2016 (the Company’s fiscal year-end), changes in the value of Kirkland’s stock as compared to the NASDAQ Composite Index and the NASDAQ Retail Trade Index. The comparison assumes that $100 was invested on January 29, 2011 in the Company’s common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. As of January 30, 2016, the Company had completed this $30 million share repurchase program and repurchased and retired a total of 1,921,423 shares at a weighted average cost of $15.61 per share.

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased (in 000s)
November 1, 2015 to November 28, 2015	82,366	$19.25	82,366	$17,730
November 29, 2015 to January 2, 2016	494,791	$14.45	494,791	$10,582
January 3, 2016 to January 30, 2016	821,510	$12.88	821,510	$0

Total	1,398,667	$13.81	1,398,667	$0

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year (1)
	2015	2014	2013	2012	2011
	(Numbers in thousands, except store, square footage data and per share amounts)
Summary of Operations
Total revenue (2)	$561,807	$507,621	$460,563	$448,365	$430,285
Gross profit (3)	218,794	202,897	180,816	168,616	169,194
Operating expenses, excluding depreciation	170,421	155,617	140,877	133,913	126,279
Depreciation	22,182	18,639	15,947	13,175	12,410
Operating income	26,191	28,641	23,992	21,528	30,505
Income before income taxes	26,097	28,820	23,959	21,494	30,570
Net income	16,573	17,814	14,530	13,795	19,115
GAAP diluted earnings per share	$0.94	$1.00	$0.82	$0.77	$0.95
Dividends declared per common share outstanding	$1.50	$—	$—	$—	$—
Other Financial Data
Comparable store sales increase (decrease) (4)	2.9%	6.1%	0.5%	(3.0)%	(4.0)%
Number of stores at year end	376	344	324	323	309
Average net sales per store (5)	$1,454	$1,441	$1,383	$1,408	$1,395
Average net sales per gross square foot (6)	$191	$191	$186	$201	$212
Average net sales per selling square foot (7)	$257	$257	$251	$271	$287
Average gross square footage per store at fiscal year end	7,666	7,550	7,464	7,263	6,867
Merchandise margin as a percentage of total revenue (8)	54.7%	55.4%	54.5%	52.7%	53.5%
Gross profit as a percentage of total revenue	38.9%	40.0%	39.3%	37.6%	39.3%
Compensation and benefits as a percentage of total revenue	18.2%	18.7%	18.8%	18.6%	18.3%
Other operating expenses as a percentage of total revenue	12.1%	12.0%	11.8%	11.3%	11.0%
Effective tax rate	36.5%	38.2%	39.4%	35.8%	37.5%
Inventory yield (9)	304.0%	336.3%	323.8%	319.6%	339.2%
Return on assets (ROA) (10)	6.6%	7.2%	6.5%	6.7%	9.6%
Return on equity (ROE) (11)	12.2%	12.4%	11.5%	11.7%	16.2%

	Fiscal Year Ended
	2015	2014	2013	2012	2011
	(Numbers in thousands)
Balance Sheet Data
Current assets	$131,109	$167,329	$153,281	$129,178	$139,870
Current liabilities	$59,495	$57,380	$52,647	$44,003	$46,543
Working capital	$71,614	$109,949	$100,634	$85,175	$93,327
Total assets	$238,585	$260,487	$235,448	$209,236	$202,589
Total liabilities	$118,890	$109,425	$100,219	$91,361	$84,927
Total shareholders’ equity	$119,695	$151,062	$135,229	$117,875	$117,662

(1)	Fiscal 2012 includes 53 weeks. Other fiscal years presented include 52 weeks.
(2)	Total revenue includes gift card breakage revenue of approximately $994,000 in fiscal 2015, as compared to approximately $853,000, $1.1 million, $970,000, and $1.1 million in fiscal years 2014, 2013, 2012, and 2011, respectively.
(3)	Gross profit for fiscal 2011 includes a benefit of approximately $1.2 million related to the reversal of the accrual for loyalty reward points and certificates associated with the termination of the agreement with the Company’s previous private label credit card and loyalty program provider.
(4)	Comparable store sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year in which the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. Starting in the fourth quarter of fiscal 2011, the e-Commerce store is included in the comparable store sales base. Fiscal 2012’s comparable store sales decrease is shown on a 52-week basis.
(5)	Based on the average net sales of all stores that were open at both the beginning and end of the period and excludes e-Commerce store sales and gift card breakage revenue.
(6)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period.
(7)	Calculated using the selling square footage (excluding storage, receiving and office space square footage) of all stores open at both the beginning and the end of the period.
(8)	Merchandise margin is calculated as net sales minus product cost of sales, shrink expense and discounts associated with our loyalty program. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.
(9)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.
(10)	Return on assets equals net income divided by average total assets.
(11)	Return on equity equals net income divided by average total shareholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Form 10-K. A number of the matters and subject areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-K are not limited to historical or current facts and deal with potential future circumstances and developments and are accordingly “forward-looking statements.” You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan” and similar expressions, are only predictions and that actual events or results may differ materially.

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2015 represented the 52 weeks ended on January 30, 2016. Fiscal 2014 represented the 52 weeks ended on January 31, 2015. Fiscal 2013 represented the 52 weeks ended on February 1, 2014.

Introduction

We are a specialty retailer of home décor and gifts in the United States, operating 376 stores in 35 states as of January 30, 2016. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, ornamental wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday and other seasonal merchandise, as well as items carried throughout the year suitable for gift-giving. We provide our customers with a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth during our 50-year history and have expanded our store base into different regions of the country.

Overview of Key Financial Measures

Total revenue and gross profit are the most significant drivers to our operating performance. Total revenue consists of all merchandise sales to customers, gift card breakage and shipping revenue associated with internet sales, net of returns and exclusive of sales taxes. Our total revenue for fiscal 2015 increased by 10.7% to $561.8 million from $507.6 million in fiscal 2014. The net sales increase in fiscal 2015 resulted primarily from the net growth in the store base of 32 stores and also from an increase in comparable store sales. Comparable store sales, including e-Commerce sales, increased 2.9% for fiscal 2015. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales. Cost of sales has five distinct components: product cost (including inbound freight), outbound freight cost (including e-Commerce), store occupancy costs, central distribution costs, and charges associated with our loyalty program. Product costs comprise the majority of cost of sales, while charges associated with our loyalty program are the least significant of these five elements. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2015, gross profit increased 7.8% to $218.8 million from $202.9 million for fiscal 2014. Gross profit percentage for fiscal 2015 decreased to 38.9% of total revenue from 40.0% of total revenue for fiscal 2014, due primarily to higher inbound freight charges and an increase in promotional markdowns to stimulate traffic and manage inventory levels as compared to the prior year period along with increased central distribution costs.

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

Strategic Areas of Emphasis

For fiscal 2015, we ended the year with 376 stores versus 344 stores at the end of fiscal 2014, representing a 9.3% increase in store units and an 11.0% increase in store square footage. We will focus on infill opportunities in some of our core markets, as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast, and California. We expect to open 35 to 40 new locations during fiscal 2016 and expect to close approximately 10 to 15 locations. The new store openings and closings during fiscal 2016 are expected to be weighted towards the first half of the year.

The following table summarizes our stores in terms of size as of January 30, 2016 and January 31, 2015:

	As of January 30, 2016	As of January 31, 2015
Number of stores	376	344
Square footage	2,882,402	2,597,148
Average square footage per store	7,666	7,550

An important part of our growth strategy includes investing in technology to provide the infrastructure to support our future needs. During fiscal 2012, we completed the implementation of the foundational components of our merchandise management system, and in fiscal 2013 and 2014, we implemented several merchandising modules within this system, including merchandise financial planning, allocation and replenishment tools. During fiscal 2014, we implemented an order management system to support our multi-channel initiatives. During fiscal 2015, we implemented our third-party “drop-ship” vendor program allowing our vendors to ship product directly to our customers’ homes. We continue to make other investments in our e-Commerce store with functionality enhancements designed to drive sales and conversion.

Looking forward, we are focusing on process improvements as well as adding capabilities to our merchandise management technology. We plan to further develop our e-Commerce capabilities by adding numerous new features and functions, including expanding our vendor “drop-ship” product offerings and improving our ship to store options, allowing us to expand our product assortment on the website. We view these technology projects as essential and supportive to the execution of our multi-channel growth strategy.

Our cash balances decreased from $99.1 million at January 31, 2015 to $44.4 million at January 30, 2016 primarily due to increased common stock repurchases compared to fiscal 2014 and a special cash dividend of $26.0 million in fiscal 2015. Our objective is to finance all of our operating and investing activities for fiscal 2016 with cash provided by operations. We expect that capital expenditures for fiscal 2016 will range from $25 million to $30 million, before landlord construction allowances for new stores, and estimate $18 to $20 million of the total capital expenditures will relate to new store construction, $4 to $5 million will relate to omni-channel capabilities and information technology, $1 to $2 million will relate to the distribution center and supply chain, with the balance of our capital expenditures relating to visual displays and fixtures for stores and maintenance items.

Fiscal 2015 Compared to Fiscal 2014

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2015		Fiscal 2014		Change
	$	%	$	%	$	%
Net sales	$560,813	99.8%	$506,768	99.8%	$54,045	10.7%
Gift card breakage revenue	994	0.2%	853	0.2%	141	16.5%

Total revenue	561,807	100.0%	507,621	100.0%	54,186	10.7%
Cost of sales	343,013	61.1%	304,724	60.0%	38,289	12.6%

Gross profit	218,794	38.9%	202,897	40.0%	15,897	7.8%
Operating expenses:
Compensation and benefits	102,471	18.2%	94,738	18.7%	7,733	8.2%
Other operating expenses	67,950	12.1%	60,879	12.0%	7,071	11.6%
Depreciation	22,182	3.9%	18,639	3.7%	3,543	19.0%

Operating income	26,191	4.7%	28,641	5.6%	(2,450)	(8.6%)
Interest expense	346	0.1%	275	—%	71	25.8%
Other income, net	(252)	—%	(454)	(0.1)%	202	(44.5%)

Income before income taxes	26,097	4.6%	28,820	5.7%	(2,723)	(9.4)%
Income tax expense	9,524	1.7%	11,006	2.2%	(1,482)	(13.5)%

Net income	$16,573	2.9%	$17,814	3.5%	$(1,241)	(7.0)%

Total revenue. Total revenue increased by 10.7% to $561.8 million for fiscal 2015 from $507.6 million for fiscal 2014. The net sales increase in fiscal 2015 resulted primarily from the comparable store sales increase, new store sales and an increase in e-Commerce sales, partially offset by store closings. We opened 43 new stores in fiscal 2015 and 34 new stores in fiscal 2014, and we closed 11 stores in fiscal 2015 and 14 stores in fiscal 2014. Comparable store sales increased 2.9% for fiscal 2015. During fiscal 2014, comparable store sales increased 6.1%. The comparable store sales increase in fiscal 2015 accounted for a $14.0 million increase in overall sales, while the net growth of the store base accounted for a $40.2 million increase in sales. The comparable store sales increase was comprised of a 0.7% increase in brick-and-mortar comparable store sales, and a 41.1% increase in e-Commerce sales which excludes shipping revenue. The increase in brick-and-mortar comparable stores sales was driven by an increase in transactions resulting from higher conversion partially offset by lower traffic. Average ticket decreased slightly year-over-year due to lower items per transaction, partially offset by a higher average unit retail. Merchandise categories that performed the strongest in fiscal 2015 were holiday, fragrance and accessories, housewares, frames, and personal accessories. Categories performing below fiscal 2014 levels were art, ornamental wall décor, lamps, and furniture.

Gross profit. Gross profit increased $15.9 million, or 7.8%, to $218.8 million for fiscal 2015 from $202.9 million for fiscal 2014. Gross profit expressed as a percentage of total revenue decreased to 38.9% for fiscal 2015, from 40.0% for fiscal 2014. The decrease in gross profit as a percentage of total revenue was in part driven by lower merchandise margins, which decreased to 54.7% in fiscal 2015 from 55.4% in fiscal 2014. Merchandise margin is calculated as total revenue minus product cost of sales. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. The decrease in merchandise margin was primarily the result of higher inbound freight charges and an increase in promotional markdowns to stimulate traffic and manage inventory levels. Store occupancy costs increased to $51.5 million or 9.2% of total revenue in fiscal 2015 from $45.6 million, or 9.0% of total revenue in fiscal 2014. Outbound freight costs decreased as a percentage of total revenue, primarily due to a shift in our e-Commerce business to more in-store-pickup sales which carry a lower fulfillment cost for the Company. Central distribution expenses increased as a percentage of total revenue due to the addition of a 303,000 square-foot fulfillment facility in Jackson, Tennessee and increased labor expenses due to peak season challenges.

Compensation and benefits. Compensation and benefits expenses, including both store and corporate personnel, were $102.5 million, or 18.2% of total revenue, for fiscal 2015, as compared to $94.7 million, or 18.7% for fiscal 2014. The decrease in the compensation and benefits expenses as a percentage of total revenue were primarily due to lower corporate bonus expense.

Other operating expenses. Other operating expenses, including both store and corporate costs, were $68.0 million, or 12.1% of total revenue, for fiscal 2015 as compared to $60.9 million, or 12.0% of total revenue, for fiscal 2014. Operating expenses as a percentage of total revenue slightly increased compared to the prior year. At the corporate level, professional and legal fees and information technology related expenses increased in dollars and as a percent of net sales. At the store level, advertising expense and workers’ compensation and general liability expense decreased as a percentage of net sales compared to the prior year period.

Depreciation. Depreciation expense was $22.2 million, or 3.9% of total revenue, for fiscal 2015 as compared to $18.6 million, or 3.7% of total revenue, for fiscal 2014. The increase in depreciation reflects the impact of the increase in capital expenditures in recent fiscal years, including new store growth and the implementation of major technology initiatives.

Income tax expense. Income tax expense was 36.5% of pre-tax income for fiscal 2015 as compared to 38.2% of pre-tax income for fiscal 2014 primarily due to higher tax credits.

Net income. As a result of the foregoing, we reported net income of $16.6 million, or $0.94 per diluted share for fiscal 2015 compared to net income of $17.8 million, or $1.00 per diluted share for fiscal 2014.

Fiscal 2014 Compared to Fiscal 2013

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2014		Fiscal 2013		Change
	$	%	$	%	$	%
Net sales	$506,768	99.8%	$459,460	99.8%	$47,308	10.3%
Gift card breakage revenue	853	0.2%	1,103	0.2%	(250)	(22.7)%

Total revenue	507,621	100.0%	460,563	100.0%	47,058	10.2%
Cost of sales	304,724	60.0%	279,747	60.7%	24,977	8.9%

Gross profit	202,897	40.0%	180,816	39.3%	22,081	12.2%
Operating expenses:
Compensation and benefits	94,738	18.7%	86,620	18.8%	8,118	9.4%
Other operating expenses	60,879	12.0%	54,257	11.8%	6,622	12.2%
Depreciation	18,639	3.7%	15,947	3.5%	2,692	16.9%

Operating income	28,641	5.6%	23,992	5.2%	4,649	19.4%
Interest expense	275	—%	274	0.1%	1	0.4%
Other income, net	(454)	(0.1)%	(241)	(0.1)%	(213)	88.4%

Income before income taxes	28,820	5.7%	23,959	5.2%	4,861	20.3%
Income tax expense	11,006	2.2%	9,429	2.0%	1,577	16.7%

Net income	$17,814	3.5%	$14,530	3.2%	$3,284	22.6%

Total revenue. Total revenue increased by 10.2% to $507.6 million for fiscal 2014 from $460.6 million for fiscal 2013. The net sales increase in fiscal 2014 resulted primarily from the comparable store sales increase, new store sales and an increase in e-Commerce sales, partially offset by store closings. We opened 34 new stores in fiscal 2014 and 24 new stores in fiscal 2013, and we closed 14 stores in fiscal 2014 and 23 stores in fiscal 2013. Comparable store sales increased 6.1% for fiscal 2014. During fiscal 2013, comparable store sales increased 0.5%. The comparable store sales increase in fiscal 2014 accounted for a $26.3 million increase in overall sales, while the net growth of the store base accounted for a $20.8 million increase in sales. The comparable store sales increase was comprised of a 4.6% increase in brick-and-mortar comparable store sales, and a 38.3% increase in e-Commerce sales which excludes shipping revenue. The increase in brick-and-mortar comparable store sales was driven by an increase in transactions resulting from higher traffic and conversion. Average ticket decreased slightly year-over-year due to a lower average unit retail, slightly offset by increased items per transaction. Merchandise categories that performed the strongest in fiscal 2014 were holiday, textiles, ornamental wall décor, art, housewares, and fragrance and accessories. Categories performing below fiscal 2013 levels were decorative accessories, furniture, floral, and outdoor living.

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

Other operating expenses. Other operating expenses, including both store and corporate costs, were $60.9 million, or 12.0% of total revenue, for fiscal 2014 as compared to $54.3 million, or 11.8% of total revenue, for fiscal 2013. Operating expenses as a percentage of total revenue increased primarily due to expenses related to e-Commerce operations, increases in workers’ compensation and general liability expenses due to the comparison to prior year favorable actuarial adjustments, and the relocation of the Company’s primary corporate office within the Nashville, Tennessee area.

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

Cash flows from operating activities. Net cash provided by operating activities was $32.0 million, $44.5 million and $39.2 million for fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash provided by operations from 2014 to 2015 was primarily the result of an increase in inventory and prepaid and other current assets and a decrease in accrued expenses as compared to the prior year. The increase in inventory is related to a higher store count, as well as growth in the e-Commerce business, although below plan sales results in the back-half of fiscal 2015 also contributed higher inventory levels at the end of the year. We are tightly-focused on managing our inventory levels. The increase in prepaid and other current assets is due to an increase in tenant allowance receivables and other receivables. The change in the amount of cash from operations from fiscal 2013 to fiscal 2014 was the result of improved operating performance combined with an increase in accounts payable and accrued expenses as compared to the prior year. This was partially offset by an increase in inventory due to the increase in store count and growth in the e-Commerce business.

Cash flows from investing activities. Net cash used in investing activities was $35.1 million, $29.6 million and $18.0 million for fiscal 2015, fiscal 2014, and fiscal 2013, respectively. For each period presented, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction, existing store expenditures, distribution center projects and information technology projects. The increase in capital expenditures from fiscal 2014 to 2015 was primarily due to new store construction, existing store projects and distribution center projects. During fiscal 2015, we opened 43 stores compared to 34 stores in fiscal 2014 and 24 stores in fiscal 2013. The increase in capital expenditures from fiscal 2013 to 2014 was primarily due to new store construction and information technology projects.

Cash flows from financing activities. Net cash used in financing activities was $51.7 million, $4.8 million, and $6,000 for fiscal 2015, 2014, and 2013, respectively. During fiscal 2014, we authorized a share repurchase plan allowing for the use of up to $30 million in cash for repurchases of our common stock, which we completed during fiscal 2015. Net cash used in fiscal 2015 primarily related to a special cash dividend of $26.0 million and the repurchase and retirement of common stock of $25.2 million. Net cash used in fiscal 2014 primarily related to the repurchase and retirement of common stock of $4.8 million. No shares were repurchased during fiscal 2013. Net cash used in 2013 related to the exercise of employee stock options, the vesting of restricted stock units, employee stock purchases, and the related tax benefits. During fiscal 2015, fiscal 2014, and fiscal 2013, we did not make any draws on our revolving credit facility.

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

As of January 30, 2016, we were in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $39.9 million available for borrowing.

On February 26, 2016, the Company, entered into a Joinder and First Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment increased the Company’s senior secured revolving credit facility from $50 million to $75 million and extended its maturity date from August 2016 to February 2021. The Credit Facility will bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor. Pursuant to the Amendment, the fee paid to the lenders on the unused portion of the Credit Facility was reduced from 37.5 basis points to 25 basis points, the swingline availability was increased from $5 million to $10 million, and a $25 million incremental accordion feature was added.

At January 30, 2016, our balance of cash and cash equivalents was approximately $44.4 million. We did not borrow from our credit facility during fiscal 2015, nor do we expect any borrowings during fiscal 2016. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase authorization. On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. As of January 30, 2016, the Company had completed this $30 million share repurchase program and repurchased and retired a total of 1,921,423 shares at a weighted average cost of $15.61 per share.

Contractual Obligations

The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of January 30, 2016. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added. A summary of the Company’s contractual obligations and other commercial commitments as of January 30, 2016 is listed below (in thousands):

	Amount of Commitment per Period
	Total Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases(1)	$391,738	$66,326	$118,803	$101,394	$105,215
Purchase obligations(2)	$81,788	$81,788	$—	$—	$—
Construction commitments(3)	$480	$480	$—	$—	$—

Total	$474,006	$148,594	$118,803	$101,394	$105,215

(1)	These amounts represent future minimum lease payments under non-cancelable operating leases.

(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of January 30, 2016; such orders are generally cancelable at the discretion of the Company until the order has been shipped.
(3)	These amounts represent commitments for new store construction projects.

Related Party Transactions

In July 2009, we entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of our Vice President of Merchandising. The table below sets forth selected results related to this vendor in dollars (in millions) and percentages for the periods indicated:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
Related Party Vendor
Purchases	$39.2	$29.1	$29.7
Purchases as a percent of total merchandise purchases	14.8%	12.5%	13.7%
Cost of sales	$35.2	$27.6	$29.1
Payable amounts outstanding at fiscal year end	$2.3	$2.1	$1.8

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2015 and fiscal 2014 (dollars in thousands). The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2015 Quarter Ended
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Total revenue	$118,310	$115,289	$129,238	$198,970
Gross profit	47,663	42,512	48,101	80,518
Operating income (loss)	4,097	(3,702)	(932)	26,728
Net income (loss)	2,529	(2,288)	(270)	16,602
Earnings (loss) per share:
Basic	0.15	(0.13)	(0.02)	0.99
Diluted	0.14	(0.13)	(0.02)	0.97
Stores open at end of period	342	351	370	376
Comparable store net sales increase	3.0%	6.7%	1.8%	1.3%

	Fiscal 2014 Quarter Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Total revenue	$108,255	$103,485	$117,198	$178,683
Gross profit	42,602	37,873	45,752	76,670
Operating income (loss)	3,359	(1,871)	1,971	25,182
Net income (loss)	2,055	(1,055)	1,260	15,554
Earnings (loss) per share:
Basic	0.12	(0.06)	0.07	0.91
Diluted	0.12	(0.06)	0.07	0.87
Stores open at end of period	324	328	337	344
Comparable store net sales increase	5.0%	3.6%	6.3%	8.2%

Inflation

We do not believe that our operating results have been materially affected by inflation during the preceding three fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts contained in the financial statements and related disclosures. We base our estimates on historical experience and on various other assumptions which are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies are discussed in the notes to our consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.

Inventory valuation — Our inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. The carrying value of our inventory is affected by reserves for shrinkage and obsolescence.

We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $165,000 as of January 30, 2016.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or market) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 30, 2016, our reserve for obsolescence was approximately $414,000.

Impairments — In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”, we evaluate the recoverability of the carrying amounts of long-lived assets whenever events or changes in circumstances indicate that the carrying values may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying values of the assets related to such stores. Future cash flows are projected for the remaining lease life. The key assumptions used to determine the estimated cash flows for these stores include net sales and gross margin performance, payroll and related items, occupancy costs and other costs to operate. We calculate the fair values of long-lived assets using the age-life method. Under this method, the replacement cost of an asset is estimated and reduced by depreciation based on the effective age of the asset and its expected useful life. This method takes into consideration the fact that we will continue to use these assets based on a presumed investment decision where the expected cash flows from operating the store are greater than the expected cash flows that result from not operating the store. If the estimated fair values are less than the carrying values of the assets, we record an impairment charge equal to the difference, if any, between the assets’ fair values and carrying values.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of January 30, 2016, our self-insurance reserve estimates totaled $5.2 million, of which $946,000 was reflected as a current liability in accrued expenses and $4.3 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. As of January 31, 2015, our self-insurance reserve estimates totaled $4.4 million, of which $732,000 was reflected as a current liability in accrued expenses and $3.7 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims, and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $558,000 for fiscal 2015.

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

Additionally, our income tax returns are subject to audit by United States federal, state and local tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A 10% change in our unrecognized tax benefit reserve at January 30, 2016 would have affected net earnings by approximately $31,000 in fiscal 2015.

Stock-based compensation — We have stock-based compensation plans which include incentive and non-qualified stock options, restricted stock units, and an employee stock purchase plan. See Note 7, Employee Benefit Plans, to the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K, for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimate the fair value of our stock option awards as of the grant date based upon a Black-Scholes option pricing model. We estimate the fair value of our restricted stock units as of the grant date utilizing the closing price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.

The Black-Scholes option pricing model requires the input of highly subjective assumptions. These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”) and the estimated volatility of our common stock price over the expected term. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized in the consolidated statements of income.

We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. We have not experienced a significant increase in the estimated fair value of awards granted during fiscal 2015, 2014 or 2013. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended January 30, 2016, would have affected pre-tax income by approximately $377,000.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of January 30, 2016, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2015, nor do we expect any borrowings during fiscal 2016. We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 30, 2016.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 30, 2016.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2016 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 30, 2016.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 1, 2016; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the following section of the Proxy Statement is incorporated herein by reference in response to this Item 12: the section titled “Security Ownership of Kirkland’s — Security Ownership of Certain Beneficial Owners and Management”, with respect to security ownership of certain beneficial owners and management.

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of January 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,281,453	$15.64	1,141,256
Equity compensation plans not approved by security holders	—	—	—

Total	1,281,453	$15.64	1,141,256

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

Item 14. Principal Accounting Fees and Services

The information contained in the section titled “Other Matters — Audit and Non-Audit Fees” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited Kirkland’s, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kirkland’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirkland’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirkland’s, Inc. as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2016, of Kirkland’s, Inc. and our report dated April 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

April 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. at January 30, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirkland’s, Inc.’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

April 8, 2016

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 30, 2016	January 31, 2015
	(In thousands, except share data)
ASSETS

Current assets:
Cash and cash equivalents	$44,352	$99,138
Inventories, net	68,222	55,775
Deferred income taxes	3,329	3,538
Prepaid expenses and other current assets	15,206	8,878

Total current assets	131,109	167,329
Property and equipment, net	105,542	90,992
Other assets	1,934	2,166

Total assets	$238,585	$260,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,689	$24,705
Income taxes payable	4,863	5,648
Accrued expenses	25,943	27,027

Total current liabilities	59,495	57,380
Deferred rent	48,280	41,995
Non-current deferred income taxes	4,671	4,138
Other liabilities	6,444	5,912

Total liabilities	118,890	109,425

Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 30, 2016, and January 31, 2015	—	—
Common stock, no par value, 100,000,000 shares authorized; 15,774,681 and 17,127,875 shares issued and outstanding at January 30, 2016 and January 31, 2015, respectively	162,173	159,015
Accumulated deficit	(42,478)	(7,953)

Total shareholders’ equity	119,695	151,062

Total liabilities and shareholders’ equity	$238,585	$260,487

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In thousands, except per share data)

Net sales	$560,813	$506,768	$459,460
Gift card breakage revenue	994	853	1,103

Total revenue	561,807	507,621	460,563
Cost of sales (exclusive of depreciation as shown below)	343,013	304,724	279,747

Gross profit	218,794	202,897	180,816
Operating expenses:
Compensation and benefits	102,471	94,738	86,620
Other operating expenses	67,950	60,879	54,257
Depreciation	22,182	18,639	15,947

Total operating expenses	192,603	174,256	156,824

Operating income	26,191	28,641	23,992
Interest expense	346	275	274
Interest income	(1)	—	(12)
Other income, net	(251)	(454)	(229)

Income before income taxes	26,097	28,820	23,959
Income tax expense	9,524	11,006	9,429

Net income	$16,573	$17,814	$14,530

Earnings per share:
Basic	$0.97	$1.03	$0.84

Diluted	$0.94	$1.00	$0.82

Weighted average shares for basic earnings per share	17,131	17,262	17,207
Effect of dilutive common stock equivalents	438	531	478

Adjusted weighted average shares for diluted earnings per share	17,569	17,793	17,685

Dividends declared per common share outstanding	$1.50	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Total Shareholders’ Equity
	Shares	Amount	Accumulated Deficit
	(In thousands, except share data)

Balance at February 2, 2013	17,078,092	$153,369	$(35,494)	$117,875
Exercise of stock options and employee stock purchases	336,592	267	—	267
Tax benefit from exercise of stock options and vesting of restricted stock	—	409	—	409
Net share settlement of stock options and restricted stock	(221,399)	(682)	—	(682)
Restricted stock issued	111,000	—	—	—
Stock-based compensation expense	—	2,830	—	2,830
Net income	—	—	14,530	14,530

Balance at February 1, 2014	17,304,285	$156,193	$(20,964)	$135,229
Exercise of stock options and employee stock purchases	49,847	298	—	298
Tax benefit from exercise of stock options and vesting of restricted stock	—	99	—	99
Net share settlement of stock options and restricted stock	(39,512)	(347)	—	(347)
Restricted stock issued	82,000	—	—	—
Stock-based compensation expense	—	2,772	—	2,772
Repurchase and retirement of common stock	(268,745)		(4,803)	(4,803)
Net income	—	—	17,814	17,814

Balance at January 31, 2015	17,127,875	$159,015	$(7,953)	$151,062
Exercise of stock options and employee stock purchases	494,873	354	—	354
Tax benefit from exercise of stock options and vesting of restricted stock	—	1,109	—	1,109
Net share settlement of stock options and restricted stock	(301,253)	(2,029)	—	(2,029)
Restricted stock issued	105,864	—	—	—
Stock-based compensation expense	—	3,773	—	3,773
Repurchase and retirement of common stock	(1,652,678)	(49)	(25,147)	(25,196)
Dividends paid	—	—	(25,951)	(25,951)
Net income	—	—	16,573	16,573

Balance at January 30, 2016	15,774,681	$162,173	$(42,478)	$119,695

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In thousands)

Cash flows from operating activities:
Net income	$16,573	$17,814	$14,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	22,182	18,639	15,947
Amortization of landlord construction allowances	(5,260)	(5,397)	(5,807)
Cash received for landlord construction allowances	9,785	7,822	7,321
Amortization of debt issue costs	77	77	77
Loss on disposal of property and equipment	145	345	176
Stock-based compensation expense	3,773	2,772	2,830
Excess tax benefits from exercise of stock options and vesting of restricted stock	(1,109)	(99)	(409)
Deferred income taxes	742	40	(966)
Changes in assets and liabilities:
Inventories, net	(12,447)	(3,138)	(3,060)
Prepaid expenses and other current assets	(3,911)	230	(223)
Other noncurrent assets	155	(405)	(356)
Accounts payable	2,221	1,603	1,460
Income taxes payable	324	318	5,318
Accrued expenses and other current and noncurrent liabilities	(1,209)	3,867	2,375

Net cash provided by operating activities	32,041	44,488	39,213

Cash flows from investing activities:
Capital expenditures	(35,114)	(29,647)	(17,954)

Net cash used in investing activities	(35,114)	(29,647)	(17,954)

Cash flows from financing activities:
Excess tax benefits from exercise of stock options and restricted stock	1,109	99	409
Cash used in net share settlement of stock options and restricted stock	(2,029)	(347)	(682)
Employee stock purchases	354	298	267
Cash dividends paid to stockholders	(25,951)	—	—
Repurchase and retirement of common stock	(25,196)	(4,803)	—

Net cash used in financing activities	(51,713)	(4,753)	(6)

Cash and cash equivalents:
Net (decrease) increase	(54,786)	10,088	21,253
Beginning of the year	99,138	89,050	67,797

End of the year	44,352	99,138	89,050

Supplemental cash flow information:
Interest paid	$192	$190	$190

Income taxes paid	$8,300	$10,621	$5,047

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States with 376 stores in 35 states as of January 30, 2016. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. Significant intercompany accounts and transactions have been eliminated.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2015 represented the 52 weeks ended on January 30, 2016, fiscal 2014 represented the 52 weeks ended on January 31, 2015, and fiscal 2013 represented the 52 weeks ended on February 1, 2014.

Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and payments due from banks for customer credit cards, as they generally settle within 24-48 hours.

Cost of sales and inventory valuation — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, loyalty reward program charges, payroll and overhead associated with our distribution facility and its network and store occupancy costs. The Company’s inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method, with average cost approximating current cost. The Company estimates the amount of shrinkage that has occurred through theft or damage and adjusts that amount to actual at the time of its physical inventory counts which occur throughout the fiscal year. The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise.

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

Property and equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Furniture, fixtures and equipment are generally depreciated over five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term, typically ranging from five to 10 years. Maintenance and repairs are expensed as incurred, and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal of the related asset. The Company incurred approximately $2.6 million of non-cash investing activities due to property and equipment being purchased, but awaiting payment in accounts payable as of January 30, 2016. Non-cash investing purchases were not material as of January 31, 2015.

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years upon being placed in service. For fiscal years 2015, 2014 and 2013, the Company recorded approximately $5.3 million, $4.0 million, and $3.0 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $22.8 million and $25.8 million at the end of fiscal years 2015 and 2014, respectively. At the end of fiscal years 2015 and 2014, property and equipment included capitalized computer software currently under development of $2.0 million and $20,000, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of January 30, 2016 and January 31, 2015, the liability for asset retirement obligations was approximately $574,000 and $269,000, respectively.

Impairment of long-lived assets — The Company evaluates the recoverability of the carrying amounts of long-lived assets whenever events or changes in circumstances dictate that their carrying values may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying values of the assets related to the stores. Future cash flows are projected for the remaining lease life. The Company calculates the fair values of long-lived assets using the age-life method. If the estimated fair values are less than the carrying values of the assets, the Company records an impairment charge equal to the difference, if any, between the assets’ fair values and carrying values.

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

During the fourth quarter of fiscal year 2015, the Company recorded an adjustment related to positive changes in its actuarial estimates for workers’ compensation and general liability reserves. The adjustment in the fourth quarter of fiscal 2015 resulted in a year-over year benefit of approximately $1.1 million ($685,000 after tax), compared to the fourth quarter of fiscal 2014, or $0.04 per diluted share. As of January 30, 2016, the workers’ compensation and general liability reserves totaled $5.2 million, of which $946,000 was reflected as a current liability in accrued expenses and $4.3 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet. As of January 31, 2015, the workers’ compensation and general liability reserves totaled $4.4 million, of which $732,000 was reflected as a current liability in accrued expenses and $3.7 million was reflected as a noncurrent liability in other liabilities on the consolidated balance sheet.

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

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. As of January 30, 2016, the cumulative net excess of recorded rent expense over lease payments totaled $13.0 million, of which $1.2 million was reflected as a current liability in accrued expenses and $11.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 31, 2015, the cumulative net excess of recorded rent expense over lease payments totaled $11.0 million, of which $1.1 million was reflected as a current liability in accrued expenses and $9.9 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of January 30, 2016, the unamortized amount of construction allowances totaled $43.4 million, of which $6.9 million was reflected as a current liability in accrued expenses and $36.5 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 31, 2015, the unamortized amount of construction allowances totaled $38.4 million, of which $6.4 million was reflected as a current liability in accrued expenses and $32.0 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. e-Commerce revenue is recorded when orders are shipped and title passes to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes.

Gift card sales are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the Redemption Recognition Method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as breakage revenue. The Company recognized approximately $994,000, $853,000 and $1.1 million in gift card breakage during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, e-mail communications, paid search and other digital advertising, social media, public relations, in-store collateral and signage, and other expenses related to the in-store experience. Total advertising expense was $9.6 million, $9.3 million and $9.3 million for fiscal years 2015, 2014 and 2013, respectively.

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

Fair value of financial instruments — The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities.

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 316,000 shares, 426,000 shares and 439,000 shares for fiscal 2015, 2014 and 2013, respectively.

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

Recently Issued Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers.” Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 will be effective for the Company at the beginning of its fiscal 2018 year. The Company is still evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the updated guidance will affect the presentation of the deferred tax liabilities and assets within the Company’s Consolidated Balance Sheet; however, the updated guidance will not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

Note 2 — Property and Equipment

Property and equipment is comprised of the following (in thousands):

	January 30, 2016	January 31, 2015
Equipment	$65,579	$60,408
Furniture and fixtures	70,908	61,773
Leasehold improvements	97,622	84,044
Projects in progress	5,911	1,234

	240,020	207,459
Less: Accumulated depreciation	(134,478)	(116,467)

	$105,542	$90,992

Note 3 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 30, 2016	January 31, 2015
Salaries and wages	$2,084	$6,607
Gift cards	8,360	6,965
Sales taxes	2,367	2,100
Deferred rent	8,117	7,460
Workers’ compensation and general liability reserves	946	732
Loyalty reward certificates	1,258	551
Other	2,811	2,612

	$25,943	$27,027

Note 4 — Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. Income tax expense consists of the following (in thousands):

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
Current
Federal	$8,120	$9,299	$9,270
State	761	1,668	1,125
Deferred
Federal	601	93	(1,091)
State	42	(54)	125

	$9,524	$11,006	$9,429

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
Tax at federal statutory rate	$9,134	$10,087	$8,385
State income taxes (net of federal benefit)	844	1,106	920
Tax credits	(506)	(207)	(192)
Other	52	20	316

Income tax expense	$9,524	$11,006	$9,429

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Accruals	$3,383	$3,761
Inventory valuation	754	436
Deferred rent and other	10,045	9,351

Total deferred tax assets	14,182	13,548
Deferred tax liabilities:
Depreciation	(14,887)	(13,589)
Prepaid assets	(637)	(559)

Total deferred tax liabilities	(15,524)	(14,148)

Net deferred tax liabilities	$(1,342)	$(600)

Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. At January 30, 2016 and January 31, 2015, there were no valuation allowances against the Company’s deferred tax assets.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2012. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2009. The Company is engaged in various U.S. federal, state and local income tax examinations for fiscal years 2012 through 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
(In thousands)
Balance at the beginning of the year	$307	$307
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to settlements	—	—
Reductions due to lapse of the statute of limitations	—	—

Balance at the end of the year	$307	$307

Included in the January 30, 2016 balance and January 31, 2015 balance is $307,000 of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had approximately $247,000 and $216,500 accrued for the payment of interest and penalties associated with unrecognized tax benefits at January 30, 2016 and January 31, 2015, respectively.

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

As of January 30, 2016, the Company was in compliance with the covenants in the facility and there were no outstanding borrowings under the credit facility, with approximately $39.9 million available for borrowing.

The Credit Agreement was amended subsequent to year end. See “Note 12 — Subsequent Events” for further discussion.

Note 6 — Long-Term Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain equipment under operating leases with terms ranging up to 15 years and expiring at various dates through 2026. Most of the retail store lease agreements include renewal options and provide for minimum rentals and contingent rentals based on sales performance in excess of specified minimums. Rent expense, including extra charges under operating leases, was approximately $55.7 million, $49.0 million and $44.8 million in fiscal years 2015, 2014 and 2013, respectively. Rent expense includes contingent rent, which is based on individual store sales, of approximately $2.5 million, $3.2 million and $3.7 million, respectively.

Future minimum lease payments under all operating leases with initial terms of one year or more are as follows: $66.3 million in 2016; $62.4 million in 2017; $56.4 million in 2018; $53.3 million in 2019; $48.1 million in 2020 and $105.2 million thereafter.

Note 7 — Employee Benefit Plans

Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $3.8 million, $2.8 million and $2.8 million for fiscal years 2015, 2014 and 2013, respectively. Included in stock-based compensation expense for fiscal 2015 is approximately $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer.

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

As of January 30, 2016, options to purchase 1,055,568 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $1.11 to $25.52 per share. As of January 30, 2016, there were 225,885 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $15.79 to $25.52 per share. Shares reserved for future stock-based grants under the 2002 Plan approximated 1,128,087 at January 30, 2016.

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

As of January 30, 2016, there were 463,194 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of January 30, 2016 were each approximately $1.6 million. The weighted average grant date fair values of options granted during fiscal 2015, fiscal 2014 and fiscal 2013 were $12.06, $9.68 and $9.51, respectively. The intrinsic value of options exercised was $6.1 million in fiscal 2015, $0.2 million in fiscal 2014, and $2.6 million in fiscal 2013. At January 30, 2016, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of 2.1 years.

Stock option activity for the year ended January 30, 2016, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at January 31, 2015	1,371,785	$12.40
Options granted	187,500	25.52
Options exercised	(475,450)	10.66
Options forfeited	(28,267)	19.97

Balance at January 30, 2016	1,055,568	$14.51	6.0

Options Exercisable As of:
January 30, 2016	724,049	$11.52	4.8

The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted in fiscal years 2015, 2014 and 2013 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
Expected price volatility	0.47	0.53	0.65
Risk-free interest rate	1.80%	2.10%	1.46%
Expected life	6.3 years	6.3 years	6.3 years
Forfeiture rate	5%	5%	5%
Dividend yield	0%	0%	0%

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

Dividend yield — The dividend yield is the estimated dividend yield for the weighted average expected life of the option granted. The Company paid a dividend on its common stock in fiscal 2015. In fiscal 2014 and fiscal 2013, the Company did not pay a dividend on its common stock. The addition or increase of a dividend will decrease compensation expense.

Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees become 100% vested on the third anniversary of the grant date, provided the employee has remained in continuous service with the Company through that date. The fair value of the RSUs is equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 107,000, 97,000 and 104,000 RSUs during fiscal 2015, 2014 and 2013, respectively. The weighted average grant date fair values of the RSUs granted during fiscal 2015, 2014 and 2013 were $25.52, $18.46 and $15.79, respectively. Compensation expense related to RSUs is recognized ratably over the requisite service period. Compensation expense for RSUs during fiscal 2015, 2014 and 2013 was approximately $2.0 million, $1.3 million and $1.3 million, respectively. As of January 30, 2016, there was approximately $2.3 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 1.3 years.

RSU activity for the year ended January 30, 2016, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 31, 2015	231,500	$15.50
Granted	107,000	25.52
Vested	(105,864)	13.71
Forfeited	(12,170)	19.99
Adjusted	5,419	17.25

Non-vested at January 30, 2016	225,885	$20.89

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP is authorized to issue up to 500,000 shares of common stock. During fiscal 2015, 2014 and 2013, there were 19,423, 19,062 and 19,478 shares of common stock, respectively, issued to participants under the ESPP, with approximately 13,169 shares remaining under the original authorization.

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion, subject to statutory limitations. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $521,000, $457,000 and $383,000 in fiscal 2015, 2014 and 2013, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2015, 2014, or 2013.

Deferred compensation plan — Effective March 1, 2005, the Company adopted The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contributions to this Plan were approximately $63,000, $52,000 and $62,000 in fiscal years 2015, 2014 and 2013, respectively.

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

Note 9 — Related Party Transactions

In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of the Company’s Vice President of Merchandising. The table below sets forth selected results related to this vendor in dollars (in millions) and percentages for the periods indicated:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014

Related Party Vendor
Purchases	$39.2	$29.1	$29.7
Purchases as a percent of total merchandise purchases	14.8%	12.5%	13.7%
Cost of sales	$35.2	$27.6	$29.1
Payable amounts outstanding at fiscal year end	$2.3	$2.1	$1.8

Note 10 — Stock Repurchase Program

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. As of January 30, 2016, the Company had completed this $30 million share repurchase program and repurchased and retired a total of 1,921,423 shares at a weighted average cost of $15.61 per share.

Note 11 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2015 and fiscal 2014 follow (in thousands, except per share amounts):

	Fiscal 2015 Quarter Ended
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Total revenue	$118,310	$115,289	$129,238	$198,970
Gross profit	47,663	42,512	48,101	80,518
Operating income (loss)	4,097	(3,702)	(932)	26,728
Net income (loss)	2,529	(2,288)	(270)	16,602
Earnings (loss) per share:
Basic	0.15	(0.13)	(0.02)	0.99
Diluted	0.14	(0.13)	(0.02)	0.97

	Fiscal 2014 Quarter Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
Total revenue	$108,255	$103,485	$117,198	$178,683
Gross profit	42,602	37,873	45,752	76,670
Operating income (loss)	3,359	(1,871)	1,971	25,182
Net income (loss)	2,055	(1,055)	1,260	15,554
Earnings (loss) per share:
Basic	0.12	(0.06)	0.07	0.91
Diluted	0.12	(0.06)	0.07	0.87

Note 12 — Subsequent Events

On February 26, 2016, the Company, entered into a Joinder and First Amendment to Amended and Restated Credit Agreement (the “Amendment”). The Amendment increased the Company’s senior secured revolving credit facility from $50 million to $75 million and extended its maturity date from August 2016 to February 2021. The Credit Facility will bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor. Pursuant to the Amendment, the fee paid to the lenders on the unused portion of the Credit Facility was reduced from 37.5 basis points to 25 basis points, the swingline availability was increased from $5 million to $10 million, and a $25 million incremental accordion feature was added.

3. Exhibits: (see (b) below)

(b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit Number	Description

3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))

10.1*	—	Amended and Restated Credit Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the borrowers named therein, and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2011)

10.2*	—	Amended and Restated Security Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the other guarantors named therein and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2011)

10.3+*	—	Severance Rights Agreement by and between Kirkland’s and W. Michael Madden dated April 11, 2008 (Exhibit 99.1 to our Form 8-K/A dated April 12, 2008)

10.4+*	—	Employment Agreement by and between Kirkland’s and Robert E. Alderson dated June 1, 2002 (Exhibit No. 10.6 to Amendment No. 1 to 2002 Form S-1)

10.5+*	—	Amendment to Employment Agreement by and between Kirkland’s, Inc. and Robert E. Alderson dated March 31, 2004 (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended May 1, 2004)

10.6+*	—	Amended and Restated 2002 Equity Incentive Plan (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 4, 2013)

10.7*	—	Employee Stock Purchase Plan (Exhibit 10.12 to Amendment No. 4 to our registration statement on Form S-1 filed on July 10, 2002, Registration No. 333-86746)

10.8+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))

10.9+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)

10.10+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)

10.11*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))

10.12+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated May 30, 2006 (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 29, 2006)

10.13*	—	Office Lease Agreement dated April 17, 2015 by and between Kirkland’s and Highwoods Realty, L.P. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.14+*	—	Severance Rights Agreement by and between Kirkland’s and Robert E. Alderson dated February 23, 2015 (Exhibit 10.17 to our Annual Report on Form 10-K for the year ended January 31, 2015)

10.15*		Distribution Center Lease Agreement dated March 6, 2015 by and between Kirkland’s, Inc. and Hollingsworth Capital Partners – Tennessee, LLC (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

10.16*		Joinder and First Amendment to Amended and Restated Credit Agreement dated as of February 26, 2016, by and among Kirkland’s Inc., the borrowers and guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2016)

21.1*	—	Subsidiaries of Kirkland’s (Exhibit 21 to the 2002 Form S-1)

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Interactive Data File (Annual Report on form 10-K, for the year ended January 30, 2016, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S , INC.

By:	/S/ W. MICHAEL MADDEN
W. Michael Madden
President and Chief Executive Officer

Date: April 8, 2016

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. MICHAEL MADDEN	President and Chief Executive Officer, and Director	April 8, 2016
W. Michael Madden	(Principal Executive Officer)

/S/ ADAM C. HOLLAND	Vice President and Chief Financial Officer	April 8, 2016
Adam C. Holland	(Principal Financial and Accounting Officer)

/S/ CARL KIRKLAND	Director	April 8, 2016
Carl Kirkland

/S/ ROBERT E. ALDERSON	Director	April 8, 2016
Robert E. Alderson

/S/ STEVEN J. COLLINS	Director	April 8, 2016
Steven J. Collins

/S/ MILES T. KIRKLAND	Director	April 8, 2016
Miles T. Kirkland

/S/ R. WILSON ORR, III	Director	April 8, 2016
R. Wilson Orr, III

/s/ Jeffery C. Owen	Director	April 8, 2016
Jeffery C. Owen

/S/ RALPH T. PARKS	Director	April 8, 2016
Ralph T. Parks

/S/ MURRAY M. SPAIN	Director	April 8, 2016
Murray M. Spain

KIRKLANDS, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Annual Report on Form 10-K, for the year ended January 30, 2016, furnished in XBRL (eXtensible Business Reporting Language))