Form 10-Q
period 2016-04-30
KIRKLAND'S, INC
filed 2016-06-06
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2016,

or

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

Common Stock, no par value — 15,787,160 shares outstanding as of May 26, 2016.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 30, 2016 (Unaudited)	January 30, 2016	May 2, 2015 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$38,203	$44,352	$93,437
Inventories, net	69,107	68,222	58,291
Prepaid expenses and other current assets	13,627	15,206	8,343

Total current assets	120,937	127,780	160,071
Property and equipment, gross	246,665	240,020	208,817
Accumulated depreciation	(138,039)	(134,478)	(120,384)

Property and equipment, net	108,626	105,542	88,433

Other assets	2,659	1,934	2,283

Total assets	$232,222	$235,256	$250,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,753	$28,689	$26,072
Income taxes payable	—	4,863	191
Accrued expenses	27,647	25,943	24,655

Total current liabilities	52,400	59,495	50,918
Deferred rent	49,974	48,280	41,057
Non-current deferred income taxes	1,191	1,342	435
Other liabilities	7,054	6,444	5,960

Total liabilities	110,619	115,561	98,370

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2016, January 30, 2016, or May 2, 2015, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 15,782,652; 15,774,681; and 17,248,267 shares issued and outstanding at April 30, 2016, January 30, 2016, and May 2, 2015, respectively	163,165	162,173	159,584
Accumulated deficit	(41,562)	(42,478)	(7,167)

Total shareholders’ equity	121,603	119,695	152,417

Total liabilities and shareholders’ equity	$232,222	$235,256	$250,787

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	April 30, 2016	May 2, 2015
Net sales	$129,911	$118,310
Cost of sales (exclusive of depreciation as shown below)	80,374	70,647

Gross profit	49,537	47,663
Operating expenses:
Compensation and benefits	25,527	23,213
Other operating expenses	16,513	15,124
Depreciation	5,973	5,229

Total operating expenses	48,013	43,566

Operating income	1,524	4,097
Interest expense, net	73	70
Other income, net	(59)	(55)

Income before income taxes	1,510	4,082
Income tax expense	594	1,553

Net income	$916	$2,529

Earnings per share:
Basic	$0.06	$0.15

Diluted	$0.06	$0.14

Weighted average shares for basic earnings per share	15,780	17,238
Effect of dilutive stock equivalents	321	567

Adjusted weighted average shares for diluted earnings per share	16,101	17,805

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2016	15,774,681	$162,173	$(42,478)	$119,695
Employee stock purchases	7,971	97	—	97
Stock-based compensation expense	—	895	—	895
Net income	—	—	916	916

Balance at April 30, 2016	15,782,652	$163,165	$(41,562)	$121,603

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	April 30, 2016	May 2, 2015
Cash flows from operating activities:
Net income	$916	$2,529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	5,973	5,229
Amortization of deferred rent	(1,268)	(1,546)
Amortization of debt issue costs	45	19
Loss on disposal of property and equipment	108	5
Cash received for landlord construction allowances	3,548	2,460
Stock-based compensation expense	895	1,236
Excess tax benefits from exercise of stock options and vesting of restricted stock	—	(815)
Deferred income taxes	(151)	(165)
Changes in assets and liabilities:
Inventories, net	(885)	(2,516)
Prepaid expenses and other current assets	1,501	(1,461)
Other noncurrent assets	(546)	(136)
Accounts payable	(4,419)	1,367
Income taxes refundable	(5,057)	(4,653)
Accrued expenses and other current and noncurrent liabilities	2,000	(2,169)

Net cash provided by (used in) operating activities	2,660	(616)

Cash flows from investing activities:
Capital expenditures	(8,682)	(2,675)

Net cash used in investing activities	(8,682)	(2,675)

Cash flows from financing activities:
Refinancing costs	(224)	—
Excess tax benefits from exercise of stock options and restricted stock	—	815
Cash used in net share settlement of stock options and restricted stock	—	(1,556)
Employee stock purchases	97	74
Repurchase and retirement of common stock	—	(1,743)

Net cash used in financing activities	(127)	(2,410)

Cash and cash equivalents:
Net decrease	(6,149)	(5,701)
Beginning of the period	44,352	99,138

End of the period	$38,203	$93,437

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 382 stores in 36 states as of April 30, 2016. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2016.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended April 30, 2016 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

For the 13-week period ended April 30, 2016, the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets as discussed in Note 7. This guidance was applied retrospectively for all periods presented and therefore the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. The adoption of this guidance resulted in the reclassification of deferred tax assets of $3.3 million and $3.6 million from current assets to a reduction in noncurrent liabilities in the condensed consolidated balance sheets as of January 30, 2016 and May 2, 2015, respectively.

For the 13-week period ended April 30, 2016, the Company incurred approximately $3.1 million of non-cash investing activities due to purchases of property and equipment awaiting processing for payment. This amount was included in accounts payable at April 30, 2016 and was not material for the 13-week period ended May 2, 2015.

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended April 30, 2016 and May 2, 2015, the Company recorded an income tax expense of 39.3% and 38.0% of pre-tax income, respectively.

Note 3 — Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 476,000 and zero shares for the 13-week periods ended April 30, 2016 and May 2, 2015, respectively.

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

The Company granted no stock options or restricted stock units during each of the 13-week periods ended April 30, 2016 and May 2, 2015. Total stock-based compensation expense (a component of compensation and benefits) was $895,000 for the 13-week period ended April 30, 2016 and $1.2 million for the 13-week period ended May 2, 2015. Included in the 13-week period ended May 2, 2015 is $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no other material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of the Company’s Vice President of Merchandising. The table below sets forth selected results to this vendor in dollars (in millions) and percentages for the periods indicated:

	13-Week Period Ended
	April 30, 2016	May 2, 2015
Related Party Vendor:
Purchases	$8.5	$7.1
Purchases as a percent of total merchandise purchases	15.4%	12.7%
Cost of sales	$8.7	$6.4
Payable amounts outstanding at period end	$2.1	$2.9

Note 7 — New Accounting Pronouncements

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The Company elected to apply this guidance retrospectively for all periods presented. The adoption of this guidance affected the presentation of the deferred tax liabilities and assets within the Company’s consolidated balance sheet; however, the updated guidance did not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the adoption of this guidance did not have any material impacts on the consolidated financial statements.

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

Note 8 — Senior Credit Facility

On February 26, 2016, the Company entered into a Joinder and First Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders (the “Lenders”), amending our prior credit agreement entered into in 2011. The Credit Agreement increased our senior secured revolving credit facility from $50 million to $75 million, increased the swingline availability from $5 million to $10 million, added a $25 million incremental accordion feature and extended the maturity date from August 2016 to February 2021. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor. Additionally, a fee of 0.25% per annum is assessed on the unused portion of the facility.

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

The Company is subject to an Amended and Restated Security Agreement (the “Security Agreement”) with our Lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreement.

As of April 30, 2016, the Company was in compliance with the covenants in the facility, and there were no outstanding borrowings under the credit facility, with approximately $41.9 million available for borrowing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in our Annual Report on Form 10-K, filed April 8, 2016. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 382 stores in 36 states as of April 30, 2016, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our predominantly female customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended April 30, 2016, we opened 14 new stores and closed eight stores compared to one new store opening and three store closures during the 13-week period ended May 2, 2015. The following table summarizes our stores and square footage under lease:

	As of April 30, 2016	As of May 2, 2015
Number of stores	382	342
Square footage	2,938,578	2,586,644
Average square footage per store	7,693	7,563

13-Week Period Ended April 30, 2016 Compared to the 13-Week Period Ended May 2, 2015

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	April 30, 2016		May 2, 2015		Change
	$	%	$	%	$	%
Net sales	$129,911	100.0%	$118,310	100.0%	$11,601	9.8%
Cost of sales	80,374	61.9%	70,647	59.7%	9,727	13.8%

Gross profit	49,537	38.1%	47,663	40.3%	1,874	3.9%
Operating expenses:
Compensation and benefits	25,527	19.6%	23,213	19.6%	2,314	10.0%
Other operating expenses	16,513	12.7%	15,124	12.8%	1,389	9.2%
Depreciation	5,973	4.6%	5,229	4.4%	744	14.2%

Total operating expenses	48,013	36.9%	43,566	36.8%	4,447	10.2%

Operating income	1,524	1.2%	4,097	3.5%	(2,573)	(62.8%)
Interest expense, net	73	0.1%	70	0.1%	3	4.3%
Other income, net	(59)	(0.1%)	(55)	(0.0%)	(4)	7.3%

Income before income taxes	1,510	1.2%	4,082	3.4%	(2,572)	(63.0%)
Income tax expense	594	0.5%	1,553	1.3%	(959)	(61.8%)

Net income	$916	0.7%	$2,529	2.1%	$(1,613)	(63.8%)

Net sales. Net sales increased 9.8% to $129.9 million for the first fiscal quarter of 2016 compared to $118.3 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $11.0 million. An increase in comparable store sales, including e-Commerce sales, of 0.5%, contributed an increase over the prior year quarter of $0.6 million. Comparable store sales, including e-Commerce sales, increased 3.0% in the prior year period. For the first fiscal quarter of 2016, the e-Commerce business was up 28.0% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 1.4%. For brick-and-mortar stores, the comparable store sales decrease was primarily due a decrease in transactions combined with a small decrease in the average ticket. The decreased transactions resulted from a decline in traffic, partially offset by an increase in conversion. The slight decrease in average ticket was due to a decrease in items sold per transaction, partially offset by an increase in the average unit retail price. The e-Commerce business benefitted from an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in average order size. The merchandise categories contributing most to the comparable store sales increase were mirrors, clocks, furniture, fragrance and Easter seasonal.

Gross profit. Gross profit as a percentage of net sales decreased from 40.3% in the first quarter of fiscal 2015 to 38.1% in the first quarter of fiscal 2016. The overall decrease in gross profit margin was primarily due to lower merchandise margins and higher store occupancy and central distribution costs partially offset by slightly lower outbound freight costs. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Merchandise margin decreased from 56.4% in the first quarter of fiscal 2015 to 55.8% in the first quarter of fiscal 2016. The decrease in merchandise margin was primarily due to promotional markdowns to manage inventory levels. Store occupancy costs as a percentage of net sales increased due to the increased level of store opening activity in the quarter as well as some deleverage due to negative brick and mortar comparable store sales. Our central distribution costs increased as a percentage of net sales due to the addition of a 300,000 square-foot fulfillment facility in Jackson, Tennessee. We transitioned to fulfilling ecommerce orders out of this facility in the first quarter of 2016 which resulted in additional startup and labor costs.

Compensation and benefits. Compensation and benefits expenses at the store level increased as a percentage of net sales for the first quarter of fiscal 2016 as compared to the first quarter of fiscal 2015 due to lower comparable store sales, an increase in new store opening activity and higher healthcare costs. At the corporate level, the compensation and benefits ratio was lower in the first quarter of 2016 as compared to the prior year period due to lower stock-based compensation expense. In the prior year quarter there was $0.6 million of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of our former Chief Executive Officer.

Other operating expenses. Other operating expenses decreased slightly as a percentage of net sales versus the prior year period. At the corporate level, professional and legal fees decreased in dollars and as a percent of net sales. At the store level, advertising expense increased in dollars and as a percentage of net sales compared to the prior year period primarily due to the increased new store opening activity.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years and the implementation of major technology upgrades.

Income tax expense. We recorded income tax expense of approximately $0.6 million, or 39.3% of pre-tax income during the first quarter of fiscal 2016 compared to income tax expense of approximately $1.6 million, or 38.0% of pre-tax income during the prior year quarter.

Net income and earnings per share. As a result of the foregoing, we reported net income of $0.9 million, or $0.06 per diluted share, for the first quarter of fiscal 2016 as compared to net income of $2.5 million, or $0.14 per diluted share, for the first quarter of fiscal 2015.

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

Cash flows from operating activities. Net cash provided operating activities was approximately $2.7 million for the first quarter of fiscal 2016, compared to net cash used in operating activities of approximately $0.6 million for the first quarter of fiscal 2015. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior year period was primarily the result of changes in working capital partially offset by a decline in operating performance.

Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2016 consisted of $8.7 million in capital expenditures as compared to $2.7 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to the opening of 14 new stores during the period, investments in our existing stores, improvements to our supply chain, as well as investments in our omni-channel systems. Capital expenditures in the prior year period related primarily to technology investments in our stores and e-Commerce site, improvements to our supply chain, investments in existing stores, as well as the opening of one new store during the period. We expect that capital expenditures for all of fiscal 2016 will be approximately $25 to $30 million, primarily to fund the leasehold improvements of new stores, supply chain investments, improvements in our information technology infrastructure and multi-channel capabilities, and maintain our investments in existing stores.

Cash flows from financing activities. Net cash used in financing activities was approximately $0.1 million for the first quarter of fiscal 2016, and was primarily related to debt issuance costs partially offset by employee stock purchases. Net cash used in financing activities was approximately $2.4 million for the first quarter of fiscal 2015, and was primarily related to the repurchase and retirement of common stock and cash used in net share settlement of stock options and restricted stock, partially offset by tax benefits related to the exercise of employee stock options and vesting of restricted stock units.

Revolving credit facility. On February 26, 2016, we entered into a Joinder and First Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders (the “Lenders”), amending our prior credit agreement entered into in 2011. The Credit Agreement increased our senior secured revolving credit facility from $50 million to $75 million, increased the swingline availability from $5 million to $10 million, added a $25 million incremental accordion feature and extended the maturity date from August 2016 to February 2021. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor. Additionally, a fee of 0.25% per annum is assessed on the unused portion of the facility.

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

We are subject to an Amended and Restated Security Agreement (the “Security Agreement”) with our Lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreement.

As of April 30, 2016, we were in compliance with the covenants in the facility, and there were no outstanding borrowings under the credit facility, with approximately $41.9 million available for borrowing.

At April 30, 2016, our balance of cash and cash equivalents was approximately $38.2 million. We do not anticipate any borrowings under the credit facility during fiscal 2016. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of our Vice President of Merchandising. The table below sets forth selected results to this vendor in dollars (in millions) and percentages for the periods indicated:

	13-Week Period Ended
	April 30, 2016	May 2, 2015
Related Party Vendor:
Purchases	$8.5	$7.1
Purchases as a percent of total merchandise purchases	15.4%	12.7%
Cost of sales	$8.7	$6.4
Payable amounts outstanding at period end	$2.1	$2.9

Significant Contractual Obligations and Commercial Commitments

Construction Commitments

The Company had commitments for new store construction projects totaling approximately $1.2 million at April 30, 2016.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2016. Refer to our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, for a summary of our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended January 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Vice President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of April 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended April 30, 2016, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: June 6, 2016	/s/ W. Michael Madden
W. Michael Madden
President and Chief Executive Officer

Date: June 6, 2016	/s/ Adam C. Holland
Adam C. Holland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended April 30, 2016, furnished in XBRL (eXtensible Business Reporting Language))