Form 10-Q
period 2016-07-30
KIRKLAND'S, INC
filed 2016-09-06
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2016,

or

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

Common Stock, no par value — 15,890,898 shares outstanding as of August 25, 2016.

KIRKLAND’S, INC.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 30, 2016 (Unaudited)	January 30, 2016	August 1, 2015 (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$29,581	$44,352	$49,126
Inventories, net	74,166	68,222	65,895
Prepaid expenses and other current assets	19,874	15,206	14,501

Total current assets	123,621	127,780	129,522
Property and equipment, gross	254,526	240,020	220,599
Accumulated depreciation	(142,369)	(134,478)	(125,695)

Property and equipment, net	112,157	105,542	94,904
Other assets	3,184	1,934	2,565

Total assets	$238,962	$235,256	$226,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,384	$28,689	$27,951
Income taxes payable	—	4,863	—
Accrued expenses	26,446	25,943	25,319

Total current liabilities	58,830	59,495	53,270
Deferred rent	52,185	48,280	42,695
Non-current deferred income taxes	1,784	1,342	578
Other liabilities	7,610	6,444	6,156

Total liabilities	120,409	115,561	102,699

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 30, 2016, January 30, 2016, or August 1, 2015, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 15,890,898; 15,774,681; and 17,294,057 shares issued and outstanding at July 30, 2016, January 30, 2016, and August 1, 2015, respectively	163,682	162,173	160,469
Accumulated deficit	(45,129)	(42,478)	(36,177)

Total shareholders’ equity	118,553	119,695	124,292

Total liabilities and shareholders’ equity	$238,962	$235,256	$226,991

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$123,017	$115,289	$252,928	$233,599
Cost of sales (exclusive of depreciation as shown below)	80,744	72,777	161,118	143,424

Gross profit	42,273	42,512	91,810	90,175
Operating expenses:
Compensation and benefits	24,930	24,389	50,457	47,602
Other operating expenses	16,943	16,515	33,456	31,639
Depreciation	6,295	5,310	12,268	10,539

Total operating expenses	48,168	46,214	96,181	89,780

Operating (loss) income	(5,895)	(3,702)	(4,371)	395
Interest expense, net	66	70	139	140
Other income, net	(52)	(56)	(111)	(111)

(Loss) income before income taxes	(5,909)	(3,716)	(4,399)	366

Income tax (benefit) expense	(2,342)	(1,428)	(1,748)	125

Net (loss) income	$(3,567)	$(2,288)	$(2,651)	$241

(Loss) earnings per share:
Basic	$(0.22)	$(0.13)	$(0.17)	$0.01

Diluted	$(0.22)	$(0.13)	$(0.17)	$0.01

Weighted average shares for basic (loss) earnings per share:	15,854	17,277	15,817	17,257
Effect of dilutive stock equivalents	—	—	—	498

Adjusted weighted average shares for diluted (loss) earnings per share	15,854	17,277	15,817	17,755

Dividends declared per common share outstanding	$—	$1.50	$—	$1.50

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2016	15,774,681	$162,173	$(42,478)	$119,695
Employee stock purchases	16,142	189	—	189
Exercise of employee stock options	35,000	—	—	—
Restricted stock issued	96,751	—	—	—
Net share settlement of stock options and restricted stock units	(31,676)	(263)	—	(263)
Net tax benefit (shortfall) from exercise of stock options	—	(121)	—	(121)
Stock-based compensation expense	—	1,704	—	1,704
Net loss	—	—	(2,651)	(2,651)

Balance at July 30, 2016	15,890,898	$163,682	$(45,129)	$118,553

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	July 30, 2016	August 1, 2015
Cash flows from operating activities:
Net (loss) income	$(2,651)	$241
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	12,268	10,539
Amortization of deferred rent	(2,406)	(2,716)
Amortization of debt issue costs	58	38
Loss on disposal of property and equipment	151	5
Cash received for landlord construction allowances	6,557	3,519
Stock-based compensation expense	1,704	2,051
Excess tax benefits from exercise of stock options and vesting of restricted stock	(78)	(1,192)
Deferred income taxes	321	(22)
Changes in assets and liabilities:
Inventories, net	(5,944)	(10,120)
Prepaid expenses and other current assets	208	(2,201)
Other noncurrent assets	(1,037)	(437)
Accounts payable	4,290	(455)
Income taxes refundable	(9,235)	(8,052)
Accrued expenses and other current and noncurrent liabilities	919	(1,393)

Net cash provided by (used in) operating activities	5,125	(10,195)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	—
Capital expenditures	(19,633)	(10,755)

Net cash used in investing activities	(19,629)	(10,755)

Cash flows from financing activities:
Refinancing costs	(271)	—
Excess tax benefits from exercise of stock options and restricted stock	78	1,192
Cash used in net share settlement of stock options and restricted stock	(263)	(1,992)
Employee stock purchases	189	203
Cash dividends paid to stockholders	—	(25,951)
Repurchase and retirement of common stock	—	(2,514)

Net cash used in financing activities	(267)	(29,062)

Cash and cash equivalents:
Net decrease	(14,771)	(50,012)
Beginning of the period	44,352	99,138

End of the period	$29,581	$49,126

Supplemental disclosures of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,977	$4,510

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 391 stores in 36 states as of July 30, 2016. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. All intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended July 30, 2016 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

In the first quarter of fiscal 2016, the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets as discussed in Note 7. This guidance was applied retrospectively for all periods presented. Therefore the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. The adoption of this guidance resulted in the reclassification of deferred tax assets of $3.3 million and $3.5 million from current assets to a reduction in noncurrent liabilities in the condensed consolidated balance sheets as of January 30, 2016 and August 1, 2015, respectively.

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended July 30, 2016 and August 1, 2015, the Company recorded an income tax benefit of 39.6% and 38.4% of the loss before income taxes, respectively. For the 26-week periods ended July 30, 2016 and August 1, 2015, the Company recorded an income tax benefit of 39.7% of the loss before income taxes and income tax expense of 34.2% of pre-tax income, respectively.

Note 3 — (Loss) Earnings Per Share

Basic earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings or loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted (loss) earnings per share, because to do so would have been antidilutive, were approximately 1.4 million and 1.3 million shares for the 13-week periods ended July 30, 2016 and August 1, 2015, respectively and 1.3 million and 171,000 shares for the 26-week periods ended July 30, 2016 and August 1, 2015, respectively.

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

The Company granted 189,000 stock options and 126,500 restricted stock units during the 13-week and 26-week periods ended July 30, 2016, respectively. The Company granted 187,500 stock options and 107,000 restricted stock units during the 13-week and 26-week periods ended August 1, 2015, respectively. Total stock-based compensation expense (a component of compensation and benefits) was $809,000 and $815,000 for the 13-week periods ended July 30, 2016 and August 1, 2015, respectively. Total stock-based compensation expense was $1.7 million and $2.1 million for the 26-week periods ended July 30, 2016 and August 1, 2015, respectively. Included in the 26-week period ended August 1, 2015 is $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no other material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

In July 2009, the Company entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of the Company’s Vice President of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Related Party Vendor:
Purchases	$8,414	$8,153	$16,960	$15,216
Purchases as a percent of total merchandise purchases	16.0%	13.5%	15.7%	13.2%
Cost of sales	$8,763	$6,821	$17,468	$13,184
Accounts payable outstanding at period end	$3,317	$2,181	$3,317	$2,181

Note 7 — New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 will be effective for the Company at the beginning of its fiscal 2018 year. The Company is still evaluating the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This update requires that deferred tax liabilities and assets be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2016. The Company elected to apply this guidance retrospectively for all periods presented. The adoption of this guidance affected the presentation of the deferred tax liabilities and assets within the Company’s consolidated balance sheet; however, the updated guidance did not affect the accounting for deferred tax liabilities and assets. Other than the change in presentation, the adoption of this guidance did not have any material impacts on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

Note 8 — Senior Credit Facility

On February 26, 2016, the Company entered into a Joinder and First Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders (the “Lenders”), amending its prior credit agreement entered into in 2011. The Credit Agreement increased its senior secured revolving credit facility from $50 million to $75 million, increased the swingline availability from $5 million to $10 million, added a $25 million incremental accordion feature and extended the maturity date from August 2016 to February 2021. Borrowings under the facility bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor. Additionally, a fee of 0.25% per annum is assessed on the unused portion of the facility.

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

The Company is subject to an Amended and Restated Security Agreement (the “Security Agreement”) with its Lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreement.

As of July 30, 2016, the Company was in compliance with the covenants in the facility, and there were no outstanding borrowings under the credit facility, with approximately $51.9 million available for borrowing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in our Annual Report on Form 10-K, filed April 8, 2016 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 391 stores in 36 states as of July 30, 2016, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended July 30, 2016, we opened 13 new stores and closed four stores compared to nine new store openings and no closures during the 13-week period ended August 1, 2015. During the 26-week period ended July 30, 2016, we opened 27 new stores and closed 12 stores compared to 10 new store openings and three closures during the 26-week period ended August 1, 2015. The following table summarizes our stores and square footage under lease:

	As of July 30, 2016	As of August 1, 2015
Number of stores	391	351
Square footage	3,043,078	2,657,726
Average square footage per store	7,783	7,572

13-Week Period Ended July 30, 2016 Compared to the 13-Week Period August 1, 2015

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	July 30, 2016		August 1, 2015		Change
	$	%	$	%	$	%
Net sales	$123,017	100.0%	$115,289	100.0%	$7,728	6.7%
Cost of sales (exclusive of depreciation as shown below)	80,744	65.6%	72,777	63.1%	7,967	10.9%

Gross profit	42,273	34.4%	42,512	36.9%	(239)	(0.6%)
Operating expenses:
Compensation and benefits	24,930	20.3%	24,389	21.2%	541	2.2%
Other operating expenses	16,943	13.8%	16,515	14.3%	428	2.6%
Depreciation	6,295	5.1%	5,310	4.6%	985	18.5%

Total operating expenses	48,168	39.2%	46,214	40.1%	1,954	4.2%

Operating loss	(5,895)	(4.8%)	(3,702)	(3.2%)	(2,193)	59.2%
Interest expense, net	66	0.1%	70	0.1%	(4)	(5.7%)
Other income, net	(52)	(0.1%)	(56)	(0.1%)	4	(7.1%)

Loss before income taxes	(5,909)	(4.8%)	(3,716)	(3.2%)	(2,193)	59.0%
Income tax benefit	(2,342)	(1.9%)	(1,428)	(1.2%)	(914)	64.0%

Net loss	$(3,567)	(2.9%)	$(2,288)	(2.0%)	$(1,279)	55.9%

Net sales. Net sales increased 6.7% to $123.0 million for the second fiscal quarter of 2016 compared to $115.3 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $12.4 million. This was partially offset by a decrease in comparable store sales, including e-Commerce sales, of 4.3%, or $4.7 million. Comparable store sales, including e-Commerce sales, increased 6.7% in the prior year period. For the second quarter of fiscal 2016, the e-Commerce business was up 36.8% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 7.2%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions and a flat average ticket. The decreased transactions resulted from a decline in traffic with flat conversion. The e-Commerce business benefitted from an increase in website traffic coupled with an increase in conversion. The merchandise categories contributing most to the comparable store sales decrease were art, furniture and ornamental wall décor.

Gross profit. Gross profit as a percentage of net sales decreased from 36.9% in the second quarter of fiscal 2015 to 34.4% in the second quarter of fiscal 2016. The overall decrease in gross profit margin was due to deleveraging of store occupancy and central distribution costs, higher outbound freight costs and slightly lower merchandise margins. Store occupancy costs as a percentage of net sales increased 139 basis points due to deleverage from negative brick and mortar comparable store sales as well as the increased level of store opening activity in the quarter. Our central distribution costs increased 73 basis points as a percentage of net sales due to the addition of a 300,000 square-foot fulfillment facility in Jackson, Tennessee. We began fulfilling e-Commerce orders out of this facility in the first quarter of 2016 which resulted in additional labor and operating costs. Outbound freight costs increased 22 basis points as a percentage of sales, primarily due to higher e-Commerce direct-to-home shipping charges which carry a higher fulfillment cost for the Company compared to outbound-to-store shipping charges. The 17 basis point decline in merchandise margin was primarily due to promotional markdowns to manage inventory levels. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Merchandise margin decreased slightly from 54.0% in the second quarter of fiscal 2015 to 53.9% in the second quarter of fiscal 2016.

Compensation and benefits. At the corporate level, compensation and benefits as a percentage of net sales was lower in the second quarter of fiscal 2016 as compared to the prior year period. Compensation and benefits expenses at the store level increased slightly as a percentage of net sales for the second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015 mainly due to lower comparable store sales and an increase in new store opening activity.

Other operating expenses. Other operating expenses decreased as a percentage of net sales versus the prior year period. At the corporate level, insurance, travel and information technology costs decreased in dollars and as a percent of net sales as compared to the prior year period. At the store level, expenses decreased as a percentage of net sales due to a favorable comparison of approximately 43 basis points resulting from expenses incurred from an isolated data processing issue in the prior year quarter. e-Commerce related operating expenses increased as a percentage of net sales versus the prior year period primarily due to an increase in customer relations expense.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years for new store openings and the implementation of major technology upgrades.

Income tax benefit. We recorded an income tax benefit of approximately $2.3 million, or 39.6% of the loss before income taxes during the second quarter of fiscal 2016 compared to an income tax benefit of approximately $1.4 million, or 38.4% of the loss before income taxes during the prior year quarter.

Net loss and loss per share. We reported net loss of $3.6 million, or $0.22 per diluted share, for the second quarter of fiscal 2016 as compared to a net loss of $2.3 million, or $0.13 per diluted share, for the second quarter of fiscal 2015.

26-Week Period Ended July 30, 2016 Compared to the 26-Week Period August 1, 2015

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	July 30, 2016		August 1, 2015		Change
	$	%	$	%	$	%
Net sales	$252,928	100.0%	$233,599	100.0%	$19,329	8.3%
Cost of sales (exclusive of depreciation as shown below)	161,118	63.7%	143,424	61.4%	17,694	12.3%

Gross profit	91,810	36.3%	90,175	38.6%	1,635	1.8%
Operating expenses:
Compensation and benefits	50,457	19.9%	47,602	20.4%	2,855	6.0%
Other operating expenses	33,456	13.2%	31,639	13.5%	1,817	5.7%
Depreciation	12,268	4.9%	10,539	4.5%	1,729	16.4%

Total operating expenses	96,181	38.0%	89,780	38.4%	6,401	7.1%

Operating (loss) income	(4,371)	(1.7%)	395	0.2%	(4,766)	(1,206.6%)
Interest expense, net	139	0.1%	140	0.1%	(1)	(0.7%)
Other income, net	(111)	(0.1%)	(111)	(0.1%)	—	—%

Loss (income) before income taxes	(4,399)	(1.7%)	366	0.2%	(4,765)	(1,301.9%)
Income tax (benefit) expense	(1,748)	(0.7%)	125	0.1%	(1,873)	(1,498.4%)

Net (loss) income	$(2,651)	(1.0%)	$241	0.1%	$(2,892)	(1,200.0%)

Net sales. Net sales increased 8.3% to $252.9 million for the first half of fiscal 2016 compared to $233.6 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $23.4 million. This was partially offset by a decrease in comparable store sales, including e-Commerce sales, of 1.8%, or $4.1 million. Comparable store sales, including e-Commerce sales, increased 4.8% in the prior year period. For the first half of fiscal 2016, the e-Commerce business was up 32.4% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 4.2%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions combined with a flat average ticket. The decrease in transactions resulted from a decline in traffic along with flat conversion. The flat average ticket was due to an increase in the average unit retail price offset by a decrease in items sold per transaction. The e-Commerce business benefitted from an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in average order size. The merchandise categories contributing most to the comparable store sales decrease were art and ornamental wall décor.

Gross profit. Gross profit as a percentage of net sales decreased from 38.6% in the first half of fiscal 2015 to 36.3% in the first half of fiscal 2016. The overall decrease in gross profit margin was due higher store occupancy and central distribution costs as well as lower merchandise margins and higher outbound freight costs. Store occupancy costs as a percentage of net sales increased 118 basis points due to the increased level of store opening activity during the period as well as some deleverage due to negative brick and mortar comparable store sales. Our central distribution costs increased 67 basis points as a percentage of net sales due to the addition of a 300,000 square-foot fulfillment facility in Jackson, Tennessee. We began fulfilling e-Commerce orders out of this facility in the first quarter of 2016, which resulted in additional startup, labor and operating costs. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Merchandise margin decreased 37 basis points from 55.2% in the first half of fiscal 2015 to 54.9% in the first half of fiscal 2016. The decrease in merchandise margin was primarily due to promotional markdowns to manage inventory levels. Outbound freight costs increased 8 basis points as a percentage of sales, primarily due to higher e-Commerce direct-to-home shipping charges which carry a higher fulfillment cost for the Company compared to outbound-to-store shipping charges.

Compensation and benefits. At the corporate level, compensation and benefits as a percentage of net sales was lower in the first half of 2016 as compared to the prior year period, partially due to less stock-based compensation expense. In the prior year period there was $0.6 million of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of our former Chief Executive Officer. Compensation and benefits expenses at the store level increased as a percentage of net sales for the first half of fiscal 2016 as compared to the first half of fiscal 2015 due to lower comparable store sales, an increase in new store opening activity and higher healthcare costs.

Other operating expenses. Other operating expenses decreased as a percentage of net sales versus the prior year period. At the corporate level, insurance costs and professional and legal fees decreased in dollars and as a percent of net sales. At the store level, expenses decreased as a percentage of net sales due to a favorable comparison of approximately 20 basis points resulting from expenses incurred from an isolated data processing issue in the prior year period. e-Commerce related operating expenses increased slightly as a percentage of net sales versus the prior year period primarily due to an increase in customer relations expense.

Depreciation. The increase in depreciation as a percentage of sales reflects an increase in capital expenditures in recent fiscal years for new store openings and the implementation of major technology upgrades.

Income tax (benefit) expense. We recorded an income tax benefit of approximately $1.7 million, or 39.7% of the loss before income taxes during the first half of fiscal 2016 compared to income tax expense of approximately $125,000, or 34.2% of pre-tax income during the prior year period.

Net (loss) income and (loss) earnings per share. We reported a net loss of $2.7 million, or $0.17 per diluted share, for the first half of fiscal 2016 as compared to net income of $241,000, or $0.01 per diluted share, for the first half of fiscal 2015.

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

Cash flows from operating activities. Net cash provided by operating activities was approximately $5.1 million for the first half of fiscal 2016, compared to net cash used in operating activities of approximately $10.2 million for the first half of fiscal 2015. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior year period was primarily the result of changes in working capital partially offset by a decline in operating performance. Inventory increased over the prior year period due to the growth in store count and e-Commerce, which also drove an increase in accounts payable.

Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2016 consisted of $19.6 million in capital expenditures as compared to $10.8 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to the opening of 27 new stores during the period, investments in our existing stores, improvements to our supply chain, as well as investments in our information technology systems. Capital expenditures in the prior year period related primarily to technology investments in our stores and e-Commerce site, improvements to our supply chain, investments in existing stores, as well as the opening of 10 new stores during the period. We expect that capital expenditures for all of fiscal 2016 will be approximately $28 to $31 million, primarily to fund the leasehold improvements of new stores, supply chain investments, improvements in our information technology infrastructure and multi-channel capabilities, and maintain our investments in existing stores.

Cash flows from financing activities. Net cash used in financing activities was approximately $267,000 for the first half of fiscal 2016, and was primarily related to debt refinancing costs and the net share settlement of stock options and restricted stock units, partially offset by employee stock purchases and excess tax benefits from the exercise of stock options and restricted stock units. Net cash used in financing activities was approximately $29.1 million for the first half of fiscal 2015, and was primarily related to a special cash dividend of $26.0 million and the repurchase and retirement of common stock.

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

As of July 30, 2016, we were in compliance with the covenants in the facility, and there were no outstanding borrowings under the credit facility, with approximately $51.9 million available for borrowing.

At July 30, 2016, our balance of cash and cash equivalents was approximately $29.6 million. We do not anticipate any borrowings under the credit facility during fiscal 2016. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of our Vice President of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Related Party Vendor:
Purchases	$8,414	$8,153	$16,960	$15,216
Purchases as a percent of total merchandise purchases	16.0%	13.5%	15.7%	13.2%
Cost of sales	$8,763	$6,821	$17,468	$13,184
Accounts payable outstanding at period end	$3,317	$2,181	$3,317	$2,181

Significant Contractual Obligations and Commercial Commitments

Construction Commitments

We had commitments for new store construction projects totaling approximately $0.7 million at July 30, 2016.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2016. Refer to our Annual Report for a summary of our critical accounting policies.

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

These forward-looking statements speak only as of the date of this report, and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Vice President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of July 30, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I — Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document

10.1	Employment Agreement, effective June 1, 2016, by and between W. Michael Madden and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2016)

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended July 30, 2016, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 6, 2016	KIRKLAND’S, INC. /s/ W. Michael Madden
W. Michael Madden
President and Chief Executive Officer

Date: September 6, 2016	/s/ Adam C. Holland
Adam C. Holland
Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Employment Agreement, effective June 1, 2016, by and between W. Michael Madden and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 1, 2016)

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended July 30, 2016, furnished in XBRL (eXtensible Business Reporting Language))