Form 10-Q
period 2016-10-29
KIRKLAND'S, INC
filed 2016-12-08
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2016,

or

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

Common Stock, no par value — 15,899,840 shares outstanding as of November 22, 2016.

KIRKLAND’S, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 29, 2016 (Unaudited)	January 30, 2016	October 31, 2015 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,260	$44,352	$32,358
Inventories, net	99,989	68,222	95,460
Prepaid expenses and other current assets	19,503	15,206	18,056

Total current assets	147,752	127,780	145,874
Property and equipment, gross	262,441	240,020	237,446
Accumulated depreciation	(148,508)	(134,478)	(130,446)

Property and equipment, net	113,933	105,542	107,000
Other assets	3,135	1,934	2,107

Total assets	$264,820	$235,256	$254,981

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,676	$28,689	$53,962
Income taxes payable	—	4,863	—
Accrued expenses	29,711	25,943	26,927

Total current liabilities	82,387	59,495	80,889
Deferred rent	53,846	48,280	45,962
Non-current deferred income taxes	1,689	1,342	757
Other liabilities	8,347	6,444	5,934

Total liabilities	146,269	115,561	133,542

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 29, 2016, January 30, 2016, or October 31, 2015, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 15,899,840; 15,774,681; and 17,166,491 shares issued and outstanding at October 29, 2016, January 30, 2016, and October 31, 2015, respectively	164,526	162,173	161,253
Accumulated deficit	(45,975)	(42,478)	(39,814)

Total shareholders’ equity	118,551	119,695	121,439

Total liabilities and shareholders’ equity	$264,820	$235,256	$254,981

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net sales	$138,240	$129,238	$391,168	$362,837
Cost of sales (exclusive of depreciation as shown below)	87,762	81,137	248,880	224,561

Gross profit	50,478	48,101	142,288	138,276
Operating expenses:
Compensation and benefits	27,050	25,514	77,507	73,116
Other operating expenses	18,601	17,962	52,057	49,601
Depreciation	6,435	5,557	18,703	16,096

Total operating expenses	52,086	49,033	148,267	138,813

Operating loss	(1,608)	(932)	(5,979)	(537)
Interest expense, net	67	70	206	210
Other income, net	(61)	(58)	(172)	(169)

Loss before income taxes	(1,614)	(944)	(6,013)	(578)
Income tax benefit	(768)	(674)	(2,516)	(549)

Net loss	$(846)	$(270)	$(3,497)	$(29)

Loss per share:
Basic	$(0.05)	$(0.02)	$(0.22)	$(0.00)

Diluted	$(0.05)	$(0.02)	$(0.22)	$(0.00)

Weighted average shares for basic loss per share:	15,897	17,243	15,844	17,252
Effect of dilutive stock equivalents	—	—	—	—

Adjusted weighted average shares for diluted loss per share	15,897	17,243	15,844	17,252

Dividends declared per common share outstanding	$—	$—	$—	$1.50

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2016	15,774,681	$162,173	$(42,478)	$119,695
Employee stock purchases	25,084	284	—	284
Exercise of employee stock options	35,000	—	—	—
Restricted stock issued	96,751	—	—	—
Net share settlement of stock options and restricted stock units	(31,676)	(263)	—	(263)
Net tax benefit (shortfall) from exercise of stock options	—	(189)	—	(189)
Stock-based compensation expense	—	2,521	—	2,521
Net loss	—	—	(3,497)	(3,497)

Balance at October 29, 2016	15,899,840	$164,526	$(45,975)	$118,551

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	October 29, 2016	October 31, 2015
Cash flows from operating activities:
Net loss	$(3,497)	$(29)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	18,703	16,096
Amortization of deferred rent	(3,856)	(3,856)
Amortization of debt issue costs	70	58
Loss on disposal of property and equipment	295	77
Cash received for landlord construction allowances	9,651	6,308
Stock-based compensation expense	2,521	2,881
Excess tax benefits from exercise of stock options and vesting of restricted stock	(78)	(1,103)
Deferred income taxes	205	157
Changes in assets and liabilities:
Inventories, net	(31,767)	(39,685)
Prepaid expenses and other current assets	1,379	(2,451)
Other noncurrent assets	(1,000)	1
Accounts payable	24,663	22,797
Income taxes refundable	(9,915)	(9,172)
Accrued expenses and other current and noncurrent liabilities	4,771	(663)

Net cash provided by (used in) operating activities	12,145	(8,584)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	—
Capital expenditures	(28,069)	(25,721)

Net cash used in investing activities	(28,065)	(25,721)

Cash flows from financing activities:
Refinancing costs	(271)	—
Excess tax benefits from exercise of stock options and restricted stock	78	1,103
Cash used in net share settlement of stock options and restricted stock	(263)	(2,024)
Employee stock purchases	284	278
Cash dividends paid to stockholders	—	(25,951)
Repurchase and retirement of common stock	—	(5,881)

Net cash used in financing activities	(172)	(32,475)

Cash and cash equivalents:
Net decrease	(16,092)	(66,780)
Beginning of the period	44,352	99,138

End of the period	$28,260	$32,358

Supplemental disclosures of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,896	$7,269

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts with 401 stores in 36 states as of October 29, 2016. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., Kirkland’s Texas, LLC, and Kirklands.com, LLC. All intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended October 29, 2016 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

In the first quarter of fiscal 2016, the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets as discussed in Note 7. This guidance was applied retrospectively for all periods presented. Therefore, the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. The adoption of this guidance resulted in the reclassification of deferred tax assets of $3.3 million and $3.5 million from current assets to a reduction in noncurrent liabilities in the condensed consolidated balance sheets as of January 30, 2016 and October 31, 2015, respectively.

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended October 29, 2016 and October 31, 2015, the Company recorded an income tax benefit of 47.6% and 71.4% of the loss before income taxes, respectively. For the 39-week periods ended October 29, 2016 and October 31, 2015, the Company recorded an income tax benefit of 41.8% and 95.0% of the loss before income taxes, respectively. The tax benefit for the 13-week and 39-week periods ended October 31, 2015 reflects state employment and investment credits realized during the period.

Note 3 — Loss Per Share

Loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.5 million and 1.3 million shares for the 13-week periods ended October 29, 2016 and October 31, 2015, respectively and 1.4 million and 1.3 million shares for the 39-week periods ended October 29, 2016 and October 31, 2015, respectively.

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

The Company did not grant any stock options or restricted stock units during the 13-week periods ended October 29, 2016 or October 31, 2015. The Company granted 189,000 stock options and 126,500 restricted stock units during the 39-week period ended October 29, 2016, and the Company granted 187,500 stock options and 107,000 restricted stock units during the 39-week period ended October 31, 2015. Total stock-based compensation expense (a component of compensation and benefits) was $817,000 and $830,000 for the 13-week periods ended October 29, 2016 and October 31, 2015, respectively. Total stock-based compensation expense was $2.5 million and $2.9 million for the 39-week periods ended October 29, 2016 and October 31, 2015, respectively. Included in the 39-week period ended October 31, 2015 is $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no other material changes in the assumptions used to compute compensation expense during the current quarter.

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

	13-Week Period Ended		39-Week Period Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Related Party Vendor:
Purchases	$16,318	$13,234	$33,257	$28,450
Purchases as a percent of total merchandise purchases	19.8%	15.6%	17.5%	14.2%
Cost of sales	$9,125	$7,668	$24,753	$20,852
Accounts payable outstanding at period end	$8,614	$7,178	$8,614	$7,178

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

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

As of October 29, 2016, the Company was in compliance with the covenants in the facility, and there were no outstanding borrowings under the credit facility, with approximately $75 million available for borrowing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Form 10-Q and in our Annual Report on Form 10-K, filed April 8, 2016 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 401 stores in 36 states as of October 29, 2016, as well as an e-Commerce enabled website, www.kirklands.com. Our stores and website present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores and website also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.

During the 13-week period ended October 29, 2016, we opened 11 new stores and closed one store compared to 21 new store openings and two closures during the 13-week period ended October 31, 2015. During the 39-week period ended October 29, 2016, we opened 38 new stores and closed 13 stores compared to 31 new store openings and five closures during the 39-week period ended October 31, 2015. The following table summarizes our stores and square footage under lease:

	As of October 29, 2016	As of October 31, 2015
Number of stores	401	370
Square footage	3,130,780	2,824,595
Average square footage per store	7,807	7,634

13-Week Period Ended October 29, 2016 Compared to the 13-Week Period October 31, 2015

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	October 29, 2016		October 31, 2015		Change
	$	%	$	%	$	%
Net sales	$138,240	100.0%	$129,238	100.0%	$9,002	7.0%
Cost of sales (exclusive of depreciation as shown below)	87,762	63.5%	81,137	62.8%	6,625	8.2%

Gross profit	50,478	36.5%	48,101	37.2%	2,377	4.9%
Operating expenses:
Compensation and benefits	27,050	19.6%	25,514	19.7%	1,536	6.0%
Other operating expenses	18,601	13.5%	17,962	13.9%	639	3.6%
Depreciation	6,435	4.6%	5,557	4.3%	878	15.8%

Total operating expenses	52,086	37.7%	49,033	37.9%	3,053	6.2%

Operating loss	(1,608)	(1.2%)	(932)	(0.7%)	(676)	72.5%
Interest expense, net	67	0.0%	70	0.0%	(3)	(4.3%)
Other income, net	(61)	(0.0%)	(58)	(0.0%)	(3)	5.2%

Loss before income taxes	(1,614)	(1.2%)	(944)	(0.7%)	(670)	71.0%
Income tax benefit	(768)	(0.6%)	(674)	(0.5%)	(94)	13.9%

Net loss	$(846)	(0.6%)	$(270)	(0.2%)	$(576)	213.3%

Net sales. Net sales increased 7.0% to $138.2 million for the third fiscal quarter of 2016 compared to $129.2 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $11.7 million. This was partially offset by a decrease in comparable store sales, including e-Commerce sales, of 2.3%, or $2.7 million. Comparable store sales, including e-Commerce sales, increased 1.8% in the prior year period. For the third quarter of fiscal 2016, the e-Commerce business was up 12.9% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 3.4%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions and a flat average ticket. The decreased transactions resulted from a decline in traffic, partially offset by an increase in conversion. The e-Commerce business benefitted from an increase in website traffic coupled with an increase in conversion. The merchandise categories contributing most to the comparable store sales decrease were textiles, floral, decorative accessories and art.

Gross profit. Gross profit as a percentage of net sales decreased from 37.2% in the third quarter of fiscal 2015 to 36.5% in the third quarter of fiscal 2016. The overall decrease in gross profit margin was due to deleveraging of store occupancy and central distribution costs, partially offset by lower outbound freight costs and slightly higher merchandise margins. Store occupancy costs as a percentage of net sales increased 72 basis points in the third quarter of fiscal 2016 due in part to deleverage from negative brick and mortar comparable store sales and higher rent expense. Our central distribution costs increased 41 basis points as a percentage of net sales due to the addition of a 300,000 square-foot fulfillment facility in Jackson, Tennessee. We began fulfilling e-Commerce orders out of this facility in the first quarter of 2016 which resulted in additional labor and operating costs. Outbound freight costs decreased 15 basis points in the third quarter of fiscal 2016 as a percentage of net sales, primarily due to consolidated and improved store shipping routes. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Merchandise margin increased from 55.2% in the third quarter of fiscal 2015 to 55.5% in the third quarter of fiscal 2016. The 28 basis point increase in merchandise margin was primarily due to lower inbound freight costs. The lower costs can be partially attributed to our new west coast distribution operation, which provides a better flow of merchandise through our supply network.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased from 19.7% in the third quarter of fiscal 2015 to 19.6% in the third quarter of fiscal 2016. At the store level, compensation and benefits expenses decreased 24 basis points in the third quarter of fiscal 2016 as a percentage of net sales mainly due to lower store payroll expenses related to store opening activities. During the 13-week period ended October 29, 2016, we opened 11 new stores and closed one store compared to 21 new store openings and two closures during the 13-week period ended October 31, 2015. At the corporate level, compensation and benefits increased 6 basis points in the third quarter of fiscal 2016 as a percentage of net sales due mainly to the deleverage of comparable store sales.

Other operating expenses. Other operating expenses as a percentage of net sales decreased 45 basis points from 13.9% in the third quarter of fiscal 2015 to 13.5% in the third quarter of fiscal 2016. At the corporate level, other operating expenses decreased 46 basis points as a percentage of net sales due to professional, legal and travel costs decreasing in dollars and as a percent of net sales. At the store level, other operating expenses decreased 8 basis points as a percentage of net sales due to store supplies and marketing costs decreasing in dollars and as a percentage of net sales, partially offset by deleverage in store related insurance costs. E-commerce related operating expenses increased 9 basis points as a percentage of net sales versus the prior year period due to higher credit card and customer service related costs.

Depreciation. Depreciation increased 36 basis points as a percentage of net sales compared to the prior year period due to an increase in capital expenditures in recent fiscal years for new store openings and the implementation of technology upgrades.

Income tax benefit. We recorded an income tax benefit of approximately $768,000, or 47.6% of the loss before income taxes during the third quarter of fiscal 2016 compared to an income tax benefit of approximately $674,000, or 71.4% of the loss before income taxes during the prior year quarter. The tax benefit for the 13-week period ended October 31, 2015 reflects state employment and investment credits realized during the period.

Net loss and loss per share. We reported net loss of $846,000, or $0.05 per diluted share, for the third quarter of fiscal 2016 as compared to a net loss of $270,000, or $0.02 per diluted share, for the third quarter of fiscal 2015.

39-Week Period Ended October 29, 2016 Compared to the 39-Week Period October 31, 2015

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	October 29, 2016		October 31, 2015		Change
	$	%	$	%	$	%
Net sales	$391,168	100.0%	$362,837	100.0%	$28,331	7.8%

Cost of sales (exclusive of depreciation as shown below)	248,880	63.6%	224,561	61.9%	24,319	10.8%

Gross profit	142,288	36.4%	138,276	38.1%	4,012	2.9%
Operating expenses:
Compensation and benefits	77,507	19.8%	73,116	20.2%	4,391	6.0%
Other operating expenses	52,057	13.3%	49,601	13.7%	2,456	5.0%
Depreciation	18,703	4.8%	16,096	4.4%	2,607	16.2%

Total operating expenses	148,267	37.9%	138,813	38.3%	9,454	6.8%

Operating loss	(5,979)	(1.5%)	(537)	(0.2%)	(5,442)	(1,013.4%)
Interest expense, net	206	0.0%	210	0.1%	(4)	(1.9%)
Other income, net	(172)	(0.0%)	(169)	(0.1%)	(3)	1.8%

Loss before income taxes	(6,013)	(1.5%)	(578)	(0.2%)	(5,435)	(940.3%)
Income tax benefit	(2,516)	(0.6%)	(549)	(0.2%)	(1,967)	(358.3%)

Net loss	$(3,497)	(0.9%)	$(29)	0.0%	$(3,468)	(11,958.6%)

Net sales. Net sales increased 7.8% to $391.2 million for the first three quarters of fiscal 2016 compared to $362.8 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $35.1 million. This was partially offset by a decrease in comparable store sales, including e-Commerce sales, of 2.0%, or $6.8 million. Comparable store sales, including e-Commerce sales, increased 3.7% in the prior year period. For the first three quarters of fiscal 2016, the e-Commerce business was up 24.9% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 4.0%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions combined with a relatively flat average ticket. The decrease in transactions resulted from a decline in traffic partially offset by an increase in conversion. The flat average ticket was due to an increase in the average unit retail price offset by a decrease in items sold per transaction. The e-Commerce business benefitted from an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in average order size. The merchandise categories contributing most to the comparable store sales decrease were art and textiles.

Gross profit. Gross profit as a percentage of net sales decreased from 38.1% in the first three quarters of fiscal 2015 to 36.4% in the first three quarters of fiscal 2016. The overall decrease in gross profit margin was due higher store occupancy and central distribution costs as well as lower merchandise margins. Store occupancy costs as a percentage of net sales increased 102 basis points due to the increased level of store opening activity during the period as well as some deleverage due to negative brick and mortar comparable store sales. Our central distribution costs increased 58 basis points as a percentage of net sales due to the addition of a 300,000 square-foot fulfillment facility in Jackson, Tennessee. We began fulfilling e-Commerce orders out of this facility in the first quarter of 2016, which resulted in additional startup, labor and operating costs. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Merchandise margin decreased 14 basis points from 55.2% in the first three quarters of fiscal 2015 to 55.1% in the first three quarters of fiscal 2016. The decrease in merchandise margin was primarily due to promotional markdowns to manage inventory levels.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased from 20.2% in the first three quarters of fiscal 2015 to 19.8% in the first three quarters of fiscal 2016. At the corporate level, compensation and benefits expenses decreased 46 basis points in the first three quarters of fiscal 2016 as a percentage of net sales, partially due to lower stock-based compensation expense. In the prior year period there was $0.6 million of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of our former Chief Executive Officer. At the store level, compensation and benefits expenses increased 12 basis points in the first three quarters of fiscal 2016 as a percentage of net sales due to lower comparable store sales, an increase in new store opening activity and higher healthcare costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased 36 basis points from 13.7% in the first three quarters of fiscal 2015 to 13.3% in the first three quarters of fiscal 2016. At the corporate level, other operating expenses decreased 40 basis points as a percentage of net sales due to insurance costs and professional and legal fees decreasing in dollars and as a percent of net sales. At the store level, other operating expenses slightly decreased 4 basis points as a percentage of net sales. E-commerce related operating expenses increased 8 basis points as a percentage of net sales versus the prior year period primarily due to an increase in customer relations expense.

Depreciation. Depreciation increased 35 basis points as a percentage of net sales due to an increase in capital expenditures in recent fiscal years for new store openings and the implementation of technology upgrades.

Income tax benefit. We recorded an income tax benefit of approximately $2.5 million, or 41.8% of the loss before income taxes during the first three quarters of fiscal 2016 compared to income tax benefit of approximately $549,000, or 95.0% of the loss before income taxes during the prior year period. The tax benefit for the 39-week period ended October 31, 2015 reflects state employment and investment credits realized during the period.

Net loss and loss per share. We reported a net loss of $3.5 million, or $0.22 per diluted share, for the first three quarters of fiscal 2016 as compared to net loss of $29,000, or $0.00 per diluted share, for the first three quarters of fiscal 2015.

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

Cash flows from operating activities. Net cash provided by operating activities was approximately $12.1 million for the first three quarters of fiscal 2016, compared to net cash used in operating activities of approximately $8.6 million for the first three quarters of fiscal 2015. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior year period was primarily the result of changes in working capital partially offset by a decline in operating performance. Inventory increased over the prior year period due to the growth in store count and e-Commerce, as well as gaining control and ownership of inventory earlier in the supply chain from our new west coast distribution operation, which accounted for an approximately $6.6 million increase over the prior year period. This also resulted in a corresponding increase in our accounts payable, thereby having no negative effect on working capital. In addition, cash received for landlord construction allowances also increased over the prior year period due to more stores being opened earlier in fiscal 2016 compared to fiscal 2015.

Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2016 consisted of $28.1 million in capital expenditures as compared to $25.7 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to the opening of 38 new stores during the period, investments in our existing stores, investments in our information technology systems, as well as improvements to our supply chain. Capital expenditures in the prior year period related primarily to the opening of 31 new stores during the period, investments in our existing stores, improvements to our supply chain, as well as investments in our omni-channel systems. We expect that capital expenditures for all of fiscal 2016 will be approximately $31 million, primarily to fund the leasehold improvements of new stores, supply chain investments, improvements in our information technology infrastructure and multi-channel capabilities, and maintain our investments in existing stores.

Cash flows from financing activities. Net cash used in financing activities was approximately $172,000 for the first three quarters of fiscal 2016, and was primarily related to debt refinancing costs and the net share settlement of stock options and restricted stock units, partially offset by employee stock purchases and excess tax benefits from the exercise of stock options and restricted stock units. Net cash used in financing activities was approximately $32.5 million for the first three quarters of fiscal 2015, and was primarily related to a special cash dividend of $26.0 million and the repurchase and retirement of common stock.

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

As of October 29, 2016, we were in compliance with the covenants in the facility, and there were no outstanding borrowings under the credit facility, with approximately $75 million available for borrowing.

At October 29, 2016, our balance of cash and cash equivalents was approximately $28.3 million. We do not anticipate any borrowings under the credit facility during fiscal 2016. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Related Party Transactions

In July 2009, we entered into an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of our Vice President of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Related Party Vendor:
Purchases	$16,318	$13,234	$33,257	$28,450
Purchases as a percent of total merchandise purchases	19.8%	15.6%	17.5%	14.2%
Cost of sales	$9,125	$7,668	$24,753	$20,852
Accounts payable outstanding at period end	$8,614	$7,178	$8,614	$7,178

Significant Contractual Obligations and Commercial Commitments

Construction Commitments

We had commitments for new store construction projects totaling approximately $0.2 million at October 29, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Vice President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of October 29, 2016 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document

10.1	Employment Agreement, effective November 28, 2016, by and between Mike Cairnes and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2016)

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended October 29, 2016, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.

Date: December 8, 2016	/s/ W. Michael Madden
W. Michael Madden President and Chief Executive Officer

Date: December 8, 2016	/s/ Adam C. Holland
Adam C. Holland Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

10.1	Employment Agreement, effective November 28, 2016, by and between Mike Cairnes and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2016)

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended October 29, 2016, furnished in XBRL (eXtensible Business Reporting Language))