Form 10-K
period 2017-01-28
KIRKLAND'S, INC
filed 2017-03-31
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

(615) 872-4800

Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 29, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $224 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of March 16, 2017, there were 15,916,563 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 2, 2017, are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in Item 1A. Risk Factors and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 404 stores in 36 states as of January 28, 2017, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.

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

Broad market appeal. Our stores operate successfully across different geographic regions and market sizes. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within the target markets where our customers live and shop. In addition to our stores, we sell direct-to-customer (“DTC”) and facilitate orders for in-store pickup (“ISP”) through our website at www.kirklands.com. We view our e-Commerce channel as a crucial part of our overall business strategy, allowing us to introduce our concept to new customers and complement our “brick-and-mortar” business for a true omni-channel brand experience.

Brick-and-mortar store growth. With only 404 stores in 36 states as of the end of fiscal 2016, we view expansion of our physical store locations as an opportunity for growth. During fiscal 2017, we expect to increase our total retail square footage by approximately 2% to 3%. We will focus on infill opportunities in some of our core markets, as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast, and California. We expect to open 25 to 30 new locations during fiscal 2017, and expect to close approximately 20 locations. The new store openings during fiscal 2017 are expected to be weighted towards the second and third quarters of the year, while closings during fiscal 2017 are expected to be weighted towards the first half of the year. Longer-term, we see an opportunity for meaningful annual square footage growth in both existing and new markets.

e-Commerce growth. As customers increasingly turn to the web for their shopping, we expect our e-Commerce channel to provide another growth opportunity. We are continuing to capture additional market share by attracting new customers via the website. We launched third-party drop shipping in fiscal 2015 to give our customers a wider assortment of product offerings. We plan on continued expansion of our third-party drop shipping product offerings in fiscal 2017. Additionally, we are continuing to use the e-Commerce channel to enrich the brick-and-mortar store experience, and have plans to improve our ship to store options to support the blending of the channels into one omni-channel experience. For fiscal 2016, our e-Commerce channel accounted for approximately $47.3 million in revenue, or about 8.0% of our total revenue, a 22.4% increase over fiscal 2015. We expect our e-Commerce business to continue to grow at a pace greater than brick-and-mortar for the foreseeable future, with an interim goal of 10% of the overall business.

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

Our information systems permit close tracking of individual item sales, which enables us to react quickly to market trends and best or slow sellers. This daily sales and product margin information helps us to maximize the productivity of successful products and categories, and minimize the accumulation of slow-moving inventory. The composition of our merchandise assortment is relatively consistent across the chain. We address regional differences where applicable by tailoring inventories to geographic considerations by reviewing specific store sales results in selected categories and classes of product. Our flexible store design and display fixtures allow us to adjust our selling space as needed to capitalize on sales trends.

Our average store generally carries approximately 5,200 Stock Keeping Units (“SKUs”). Online we carry approximately 4,100 SKUs, of which 1,400 are exclusively online. We regularly monitor the sell-through on each item; therefore, the number and make-up of our active SKUs is continuously changing based on changes in selling trends. We purchase merchandise from approximately 200 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide the opportunity to improve our net sales and gross margin.

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

The following table presents the percentage of net sales contributed by our major merchandise categories over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2016	Fiscal 2015	Fiscal 2014
Holiday	14%	13%	12%
Art	12	14	14
Wall Décor	11	11	11
Accent Furniture	10	9	10
Fragrance and Accessories	9	9	8
Mirrors	7	7	7
Textiles	7	7	7
Lamps	6	6	7
Decorative Accessories	6	6	7
Housewares	5	5	4
Impulse	3	2	2
Floral	3	3	3
Frames	2	3	3
Clocks	2	2	1
Personal Accessories	2	2	2
Outdoor Living	1	1	2

Total	100%	100%	100%

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

Approximately 84% of our total purchases are from importers of merchandise manufactured primarily in China and other South-Asian countries, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks.

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

Store Operations

General. In addition to corporate management and three Regional Directors, approximately 30 Multi-Unit Managers (who generally have responsibility for an average of 14 stores within a geographic district) manage store operations. A Store Manager and one to three Assistant Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates seven days a week with an average of 12 to 16 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.

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

Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, our success depends on our ability to promote and/or recruit qualified Multi-Unit and Store Managers and maintain quality full-time and part-time employees. Multi-Unit Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new associates, assisted where appropriate by a Human Resources Manager. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s. All employees are trained utilizing the “K University” training program. Store Managers train at a designated “training store” where they work directly with a qualified Training Store Manager. Multi-Unit Managers onboard at our Corporate office in addition to spending time with designated Senior Multi-Unit Manager Trainers.

Compensation and incentives. Multi-Unit and Store Managers are compensated with a base salary plus periodic bonuses based on performance. Sales associates are compensated on an hourly basis. In addition, we periodically run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.

Real Estate

Strategy. Our real estate strategy is to identify dominant retail properties that are convenient and attractive to our target customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets such as Houston, Texas and Atlanta, Georgia; middle markets such as Nashville, Tennessee and Kansas City, Missouri; and smaller markets such as Palmdale, California and Amarillo, Texas. As we execute our store growth strategy, we are focused on infill opportunities in some of our existing markets as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast, and California to provide us with the unit growth to achieve our goals.

Formats. We operate stores in a variety of off-mall venues and enclosed malls. As of January 28, 2017, we operated 27 stores in enclosed malls, of which 16 were outward-facing, and 377 stores in off-mall venues. Off-mall stores included 333 in “power” strip centers and “lifestyle” centers, 14 in outlet centers and 30 freestanding locations. The average size of the new stores we opened in fiscal 2016 was approximately 8,200 square feet, and we currently expect our fiscal 2017 new stores to be primarily in off-mall shopping centers of similar average size.

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

The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013	Fiscal 2012
Stores open at beginning of period	376	344	324	323	309
Store openings	42	43	34	24	42
Store closings	(14)	(11)	(14)	(23)	(28)

Stores open at end of period	404	376	344	324	323

Distribution and Logistics

We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach encompasses all parts of the supply chain, from the manufacturer overseas to the store selling floor. Our 771,000 square-foot distribution center in Jackson, Tennessee has a warehouse management system and material handling equipment that streamline the flow of goods within the distribution center. To support our e-Commerce growth, we entered into a three-year lease in March 2015 for an additional 303,000 square-foot facility in Jackson, Tennessee which began serving as the fulfillment center for e-Commerce in March 2016. We continue to evaluate the impact of our omni-channel strategies on our business, and are currently implementing enhancements to our supply chain infrastructure and warehouse management system to support our store unit growth and e-Commerce goals.

In fiscal 2016, we implemented a new west coast distribution operation, which provides for better flow of merchandise through our supply chain network. By virtue of this operation, we also gain control of inventory earlier, which expands our options for future store and e-Commerce fulfillment capabilities.

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

Information Systems

We have invested considerable resources in our management information systems to manage the purchase, pricing and distribution of our merchandise, improve our operating efficiencies and support online operations. Our key management information systems include a merchandise management system, point-of-sale system, an e-Commerce platform, an e-Commerce order management system, a warehouse management system, a financial system and a labor management tool. Our merchandise management system provides us with tools to manage aspects of our merchandise assortment and integrates all merchandising and inventory management applications including inventory tracking, purchase order management, merchandise financial planning, allocation, and replenishment and sales audit and ultimately interfaces with our financial system.

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations, refreshes and upgrades to support optimal software configurations and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements. We continue to strengthen the security of our information systems and invest in technology to support store, distribution facility and omni-channel expansion. These efforts are directed toward improving business processes, maintaining secure, efficient and stable systems, and enabling the continued growth and success of our business.

Marketing

Although our overall marketing efforts encompass various techniques, in recent years, we have had a significant focus on e-mail communication. We now manage a database of approximately 3.2 million active e-mail addresses that have been provided by our customers, primarily through in-store collection processes and various contests and initiatives designed to drive e-mail sign-ups. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. We are continuously evaluating other forms of advertising as we seek to further enhance the visibility of our products and our brands. Our marketing efforts inside the store emphasize signage, store and window banners, displays and other techniques to attract customers and provide an exciting shopping experience. The growth of our e-Commerce business has also increased our investment in online marketing channels such as paid search and affiliate marketing.

We have a customer loyalty program, K Club, which allows us to reward customers based on dollars spent on eligible purchases with certificates towards future purchases. In addition to the K Club, we provide our customers with the option to utilize Kirkland’s private-label credit card. This program is administered by a third-party, who bears the credit risk associated with the card program without recourse to us. Customers using the Kirkland’s private-label credit card visit our stores and purchase merchandise more frequently, as well as spend more money per visit, than our customers not using the card.

Internet and Social Media

We believe the Internet offers opportunities to complement our “brick-and-mortar” stores, increase sales and increase consumer brand awareness of our products. Our website at www.kirklands.com provides our customers with the ability to purchase Kirkland’s merchandise online and have it delivered directly to their homes or their nearest Kirkland’s store. Customers may also use the website as a resource to locate a store, preview our merchandise, join our K Club loyalty program, apply for a Kirkland’s credit card, and purchase gift cards online. We are also very active in social media and maintain a presence on Facebook, Twitter, Pinterest and Instagram.

The information contained or incorporated in our website is not a part of this Form 10-K.

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

Competition

The retail market for home décor and gifts is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Some of our main competitors include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, Target, Ebay, Amazon and Wayfair. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise selection, price, customer service, visual appeal of the merchandise and the store, and the convenience of our store locations. The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 to 15 years. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner, and providing a quality shopping experience.

In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See Item 1A of this Form 10-K, captioned “Risk Factors.”

Employees

We employed approximately 7,900 employees as of January 28, 2017. The number of employees fluctuates with seasonal needs. None of our employees are covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

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

Executive Officers of Kirkland’s

The name, age and position of each of our executive officers as of March 31, 2017 are as follows:

W. Michael Madden, 47, has been a Director of Kirkland’s and President and Chief Executive Officer since February 2015. Prior to his appointment as Chief Executive Officer, Mr. Madden served as President and Chief Operating Officer since August 2014. He also served as Senior Vice President and Chief Financial Officer from January 2008 to July 2014, Vice President and Chief Financial Officer from May 2006 to December 2007, and Vice President of Finance from May 2005 to April 2006. From July 2000 to May 2005, he served as Director of Finance. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company, a real estate development, investment, and operations company, and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.

Michael Cairnes, 57, has been Executive Vice President and Chief Operating Officer since November 2016. Prior to his appointment as Chief Operating Officer, Mr. Cairnes was with Michael’s Stores, where he served concurrently as President of its Aaron’s Brothers retail business, since 2015, and President of its Artistree framing business, since 2007. Prior to Michael’s, Mr. Cairnes held senior leadership positions at Brushstrokes, a publisher of art canvases, and Larson-Juhl, a manufacturer of home décor products. He also has served as a board and strategy advisor to Bain Capital and Blackstone.

Michelle R. Graul, 51, has been Executive Vice President of Stores and Real Estate since November 2016. Prior to her appointment as Executive Vice President of Stores and Real Estate, Mrs. Graul served as Executive Vice President of Stores and Merchandising from August 2014 to November 2016, Senior Vice President of Human Resources and Stores from January 2010 to August 2014, Senior Vice President of Human Resources from August 2008 to December 2009, and Vice President of Human Resources from March 2005 to July 2008. Prior to joining Kirkland’s, Mrs. Graul was employed with Pier 1 Imports and served in various positions of increasing responsibility over 13 years culminating as Zone Human Resources Director. Prior to joining Pier 1 Imports, Mrs. Graul had positions with four other retailers serving in various store operational roles and as a buyer.

Adam C. Holland, 38, has been Vice President and Chief Financial Officer since February 2015. Prior to his appointment as Vice President and Chief Financial Officer, Mr. Holland served as Chief Accounting Officer from August 2014 to January 2015 and Vice President of Finance from August 2008 to July 2014. He also served as Director of Finance from June 2006 to July 2008 and Manager of Financial Reporting from May 2005 to June 2006. Prior to joining Kirkland’s, Mr. Holland served as Manager of Corporate Accounting with Walter Industries, Inc., a holding company that owned home building, natural resources development, and industrial manufacturing companies, and prior to that was a senior auditor with Ernst & Young LLP.

No family relationships exist among any of the above-listed executive officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All executive officers are elected to hold office for one year or until their successors are elected and qualified.

Item 1A.	Risk Factors

Investing in our common stock involves risk. You should carefully consider the risks described below and the other information contained in this report and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes before investing in our common stock. Any of the following risks could materially and adversely affect our business, financial condition, results of operations or liquidity. These risks are not the only risks we face. Our business, financial condition, results of operations or liquidity could also be adversely affected by additional factors that apply to all companies generally or by risks not currently known to us or that we currently view to be immaterial. We can provide no assurance and make no representation that our risk mitigation efforts, although we believe they are reasonable, will be successful.

Risks Related to Strategy and Strategy Execution

If We Do Not Generate Sufficient Cash Flow, We May Not Be Able to Implement Our Growth Strategy.

The rate of our expansion will depend on, among other factors, the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. The cost of opening new stores, expanding, remodeling and relocating existing stores — which is part of our growth strategy — may increase in the future compared to historical costs. There can be no assurance that our business will generate adequate cash flow or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our senior credit facility contains provisions that restrict the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to open additional stores or expand, remodel and relocate existing stores as planned, which may adversely affect our growth strategy resulting in a decrease in net sales. There can be no assurances that we will be able to achieve our current plans for the opening of new stores and the expansion, remodeling or relocation of existing stores.

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

There also can be no assurance that we will be able to open, expand, remodel and relocate stores at the anticipated rate, if at all. Furthermore, there is no assurance that new stores that we open will generate net sales levels necessary to achieve store-level profitability. New stores that we open in our existing markets may draw customers away from our existing stores resulting in lower net sales growth compared to stores opened in new markets.

Every year we decide to close certain stores based on a number of factors, including but not limited to planned location of new stores nearby, excessive rent or other operating cost increases, inadequate profitability, short term leases, or the landlord’s ability to replace us with another tenant at more favorable terms to the landlord. Store closings have the effect of reducing net sales. We may choose to close underperforming stores before lease expiration and incur termination costs associated with those closings. If we are not able to open new stores at a pace that exceeds the closing of existing stores we may not achieve our planned revenue growth.

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

Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. While we devote considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. Our product introductions and product improvements, along with our other marketplace initiatives, are designed to capitalize on consumer trends. In order to remain successful, we must anticipate and react to these trends and develop new products or processes to address them. If we fail to identify and respond to emerging trends, consumer acceptance of the merchandise in our stores and our image with our customers may be harmed, which could reduce customer traffic in our stores and materially adversely affect our net sales.

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

Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. Though we attempt to reduce these risks, we cannot assure you that we will continue to be successful in our inventory management, which may negatively impact our cash flows and results of operations.

Inability to Successfully Develop and Maintain a Relevant and Reliable Omni-channel Experience for Our Customers Could Adversely Affect Our Sales, Results of Operations and Reputation.

Our business has evolved from an in-store experience to interactions with customers across multiple channels (in-store, online, mobile and social media, among others). Our customers are using computers, tablets, mobile phones and other devices to shop on our website and provide feedback and public commentary about all aspects of our business. Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments and technology investments by our competitors.

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

If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support our omni-channel efforts, implement improvements to our customer-facing technology in a timely manner, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if www.kirklands.com and our other customer-facing technology systems do not appeal to our customers or reliably function as designed, we may experience a loss of customer confidence, lost sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations.

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

Risks Related to New Legislation, Regulation and Litigation

New Tax Policies Could Adversely Affect Our Operating Results

Proposed changes to the corporate tax code by the new Presidential Administration and Congress could have a significant impact on our profitability. Specifically, the proposed “Border Adjusted Tax”, which is designed to encourage companies like ours not to sell imported goods, could eliminate all or part of the deduction for the cost of goods sold if those goods were imported. Since most of our merchandise is purchased through vendors in the United States who import the merchandise from foreign countries, the proposed Border Adjusted Tax could have a profound negative effect on us. These proposed tax changes might also provide a significant advantage to our competitors in the home décor industry that sell primarily domestically-produced goods. There is some chance that the proposed tax changes could result in the strengthening of the U.S. dollar thereby offsetting the impact of non-deductibility of cost of goods sold by making imports less expensive, but there is a risk that currency valuation adjustments could lag significantly after the adoption of any new tax legislation. Companies like ours could raise the prices of their products to offset the impact of the tax changes, but our industry is highly competitive and customers tend to be price sensitive. The impact of proposed tax legislation cannot be determined with certainty at this time.

New Legal Requirements Could Adversely Affect Our Operating Results.

Our business is subject to numerous federal, state and local laws and regulations. We routinely incur costs in complying with these laws and regulations. We are exposed to the risk that federal, state or local legislation may negatively impact our operations. Changes in product regulations (including changes in labeling or disclosure requirements), federal or state wage requirements, employee rights (including changes in the process for our employees to join a union), health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax laws could adversely impact our ability to achieve our financial targets. Changes in other regulatory areas, such as consumer credit, privacy and information security, or environmental regulation may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our costs of doing business. Untimely compliance or noncompliance with applicable laws and regulations may subject us to legal risk, including government enforcement action, significant fines and penalties and class action litigation, as well as reputational damage, which could adversely affect our results of operations.

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

Our largest vendor is deemed to be a related party because its principal owner is the spouse of the Company’s Vice President of Merchandising. During fiscal 2016, the Company’s purchases from this related party vendor totaled approximately $44.7 million, or 17.6% of total merchandise purchases. While this relationship has been approved by the Company’s Audit Committee, any disruption in the relationship could negatively impact our ability to achieve anticipated operating results.

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

A significant portion of the distribution of products to our stores is coordinated through our distribution facility in Jackson, Tennessee. We have also recently opened an e-Commerce distribution center, also in Jackson, Tennessee. We depend on the orderly operation of these receiving and distribution facilities, which rely on adherence to shipping schedules and effective management. We are also currently exploring alternative distribution methods and from time to time we make significant upgrades to our warehouse management software. If these changes or upgrades do not go smoothly, then we could face significant disruptions with our distribution process. In addition, we cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason. Any significant disruption in the operations of our distribution facilities would have a material adverse effect on our ability to maintain proper inventory levels in our stores and satisfy our e-Commerce customers, which could result in a loss of net sales and net income.

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

The following table indicates the states where our stores are located and the number of stores within each state as of January 28, 2017:

State	Number of Stores	State	Number of Stores
Texas	65	Pennsylvania	9
Florida	38	South Carolina	9
California	26	Arkansas	8
Georgia	24	Colorado	5
North Carolina	24	Kansas	5
Tennessee	18	Minnesota	5
Alabama	16	New Jersey	5
Arizona	16	New York	5
Louisiana	15	Nevada	4
Virginia	13	Wisconsin	4
Mississippi	11	Delaware	2
Indiana	10	Iowa	2
Missouri	10	Maryland	2
Illinois	9	North Dakota	2
Kentucky	9	Nebraska	2
Michigan	9	New Mexico	2
Ohio	9	Wyoming	1
Oklahoma	9	West Virginia	1

		Total	404

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On March 16, 2017, there were approximately 46 holders of record and approximately 3,271 beneficial owners of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$17.51	$11.57	$26.49	$22.47
Second Quarter	$16.41	$13.02	$28.72	$23.97
Third Quarter	$15.51	$11.90	$27.97	$21.03
Fourth Quarter	$17.22	$11.66	$24.11	$11.39

Dividend Policy

There have been no dividends declared on any class of our common stock during the past three fiscal years, except on May 21, 2015, the Company announced that its Board of Directors authorized a special cash dividend of $1.50 per share on its common stock. The special dividend of $26.0 million was paid on June 19, 2015 to stockholders of record as of the close of business on June 5, 2015. Our senior credit facility restricts our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility.” Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Stock Price Performance Graph

This graph shows changes in the value of Kirkland’s stock as compared to the NASDAQ Composite Index and the NASDAQ Retail Trade Index from January 28, 2012 to January 28, 2017 (the Company’s fiscal year-end). The comparison assumes that $100 was invested on January 28, 2012 in the Company’s common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Kirkland’s, Inc., the NASDAQ Composite Index

and the NASDAQ Retail Trade Index

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. The Company completed this $30 million share repurchase plan during the year ended January 30, 2016 by repurchasing and retiring a total of 1,921,423 shares at a weighted average cost of $15.61 per share. The Company’s Board of Directors has not authorized any additional repurchase plan as of the date of this filing.

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year (1)
	2016	2015	2014	2013	2012
	(Numbers in thousands, except store, square footage data and per share amounts)
Summary of Operations
Total revenue (2)	$594,328	$561,807	$507,621	$460,563	$448,365
Gross profit	221,471	218,794	202,897	180,816	168,616
Operating expenses, excluding depreciation	179,150	170,421	155,617	140,877	133,913
Depreciation	25,322	22,182	18,639	15,947	13,175
Operating income	16,999	26,191	28,641	23,992	21,528
Income before income taxes	16,975	26,097	28,820	23,959	21,494
Net income	11,046	16,573	17,814	14,530	13,795
GAAP diluted earnings per share	$0.68	$0.94	$1.00	$0.82	$0.77
Dividends declared per common share outstanding	$—	$1.50	$—	$—	$—
Other Financial Data
Comparable store sales increase (decrease) (3)	(2.9)%	2.9%	6.1%	0.5%	(3.0)%
Number of stores at year end	404	376	344	324	323
Average net sales per store (4)	$1,385	$1,454	$1,441	$1,383	$1,408
Average net sales per gross square foot (5)	$179	$191	$191	$186	$201
Average net sales per selling square foot (6)	$241	$257	$257	$251	$271
Average gross square footage per store at fiscal year end	7,798	7,666	7,550	7,464	7,263
Merchandise margin as a percentage of total revenue (7)	54.5%	54.7%	55.4%	54.5%	52.7%
Gross profit as a percentage of total revenue	37.3%	38.9%	40.0%	39.3%	37.6%
Compensation and benefits as a percentage of total revenue	18.5%	18.2%	18.7%	18.8%	18.6%
Other operating expenses as a percentage of total revenue	11.6%	12.1%	12.0%	11.8%	11.3%
Effective tax rate	34.9%	36.5%	38.2%	39.4%	35.8%
Inventory yield (8)	278.0%	304.0%	336.3%	323.8%	319.6%
Return on assets (ROA) (9) (10)	4.4%	6.7%	7.3%	6.6%	6.7%
Return on equity (ROE) (11)	8.7%	12.2%	12.4%	11.5%	11.7%
Balance Sheet Data
Current assets (10)	$153,040	$127,780	$163,791	$150,504	$127,576
Current liabilities	$74,441	$59,495	$57,380	$52,647	$44,003
Working capital (10)	$78,599	$68,285	$106,411	$97,857	$83,573
Total assets (10)	$270,146	$235,256	$256,949	$232,671	$207,634
Total liabilities (10)	$136,333	$115,561	$105,887	$97,442	$89,759
Total shareholders’ equity	$133,813	$119,695	$151,062	$135,229	$117,875

(1)	Fiscal 2012 includes 53 weeks. Other fiscal years presented include 52 weeks.
(2)	Total revenue includes gift card breakage revenue of approximately $1.1 million in fiscal 2016, as compared to approximately $994,000, $853,000, $1.1 million, and $970,000 in fiscal years 2015, 2014, 2013, and 2012, respectively.

(3)	Comparable store sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year in which the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. The e-Commerce store is included in comparable store sales. The fiscal 2012 comparable store sales decrease is shown on a 52-week basis.
(4)	Based on the average net sales of all stores that were open at both the beginning and end of the period and excludes e-Commerce store sales and gift card breakage revenue.
(5)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period.
(6)	Calculated using the selling square footage (excluding storage, receiving and office space square footage) of all stores open at both the beginning and the end of the period.
(7)	Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), shrink expense and discounts associated with our loyalty program. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.
(8)	Inventory yield is defined as gross profit divided by average inventory for each of the preceding four quarters.
(9)	Return on assets equals net income divided by average total assets.
(10)	Prior periods have been adjusted for deferred taxes being reclassified from current assets to noncurrent liabilities in the consolidated balance sheets. Amounts related to deferred taxes that were reclassified from current assets to noncurrent liabilities are $3,329,000, $3,538,000, $2,777,000 and $1,602,000 for fiscal 2015, 2014, 2013 and 2012, respectively.
(11)	Return on equity equals net income divided by average total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2016 represented the 52 weeks ended on January 28, 2017. Fiscal 2015 represented the 52 weeks ended on January 30, 2016. Fiscal 2014 represented the 52 weeks ended on January 31, 2015.

Introduction

We are a specialty retailer of home décor and gifts in the United States, operating 404 stores in 36 states as of January 28, 2017. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, ornamental wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday and other seasonal merchandise, as well as items carried throughout the year suitable for gift-giving. We provide our customers with a unique combination of style and value that has led to our emergence as a leader in home décor and has enabled us to develop a strong customer franchise. As a result, we have achieved substantial growth during our 50-year history and have expanded our store base into different regions of the country.

Overview of Key Financial Measures

Total revenue and gross profit are the most significant drivers to our operating performance. Total revenue consists of all merchandise sales to customers, gift card breakage and shipping revenue associated with internet sales, net of returns and exclusive of sales taxes. Our total revenue for fiscal 2016 increased by 5.8% to $594.3 million from $561.8 million in fiscal 2015. The net sales increase in fiscal 2016 resulted primarily from the net growth in the store base of 28 stores and increased e-Commerce sales, partially offset by a decrease in brick-and-mortar comparable store sales. Comparable store sales, including the increase in e-Commerce sales, decreased 2.9% for fiscal 2016. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between total revenue and cost of sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) has various distinct components including: product cost of sales (including inbound freight, inventory shrinkage and loyalty reward program charges), store occupancy costs, outbound freight costs (including e-Commerce shipping) and central distribution costs. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed.

Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance. For fiscal 2016, gross profit increased 1.2% to $221.5 million from $218.8 million for fiscal 2015. Gross profit percentage for fiscal 2016 decreased to 37.3% of total revenue from 38.9% of total revenue for fiscal 2015, due primarily to higher store occupancy, central distribution and outbound freight costs as well as lower merchandise margins.

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

Strategic Areas of Emphasis

For fiscal 2016, we ended the year with 404 stores versus 376 stores at the end of fiscal 2015, representing a 7.4% increase in store units and a 9.3% increase in store square footage. In the near term, we will focus on infill opportunities in some of our core markets, as well as expansion opportunities in under-penetrated markets in the United States such as the Mid-Atlantic states, the Midwest, portions of the Northeast, and California. We expect to open 25 to 30 new locations during fiscal 2017 and expect to close approximately 20 locations. The new store openings during fiscal 2017 are expected to be weighted towards the second and third quarters of the year, while closings during fiscal 2017 are expected to be weighted towards the first half of the year.

The following table summarizes our stores in terms of size as of January 28, 2017 and January 30, 2016:

	As of January 28, 2017	As of January 30, 2016
Number of stores	404	376
Square footage	3,150,311	2,882,402
Average square footage per store	7,798	7,666

An important part of our growth strategy includes investing in technology to provide the infrastructure to support our future needs. Looking forward, we are focusing on process improvements as well as improving our supply chain and advancing our omni-channel model. We plan to upgrade our warehouse management system and plan to further develop our e-Commerce capabilities by adding numerous new features and functions, including expanding our vendor “drop-ship” product offerings and improving our ship to store options, allowing us to further expand our product assortment on the website. We continue to make other investments in our e-Commerce store with functionality enhancements designed to drive sales and conversion. We view these projects as essential and supportive to the execution of our omni-channel growth strategy.

Our cash balances increased from $44.4 million at January 30, 2016 to $63.9 million at January 28, 2017 reflecting our operating performance and changes in working capital. No common stock repurchases or cash dividends occurred during fiscal 2016. Our objective is to finance all of our operating and investing activities for fiscal 2017 with cash provided by operations as we have done in fiscal 2016. We expect that capital expenditures for fiscal 2017 will range from $23 million to $27 million, before landlord construction allowances for new stores, and estimate $13 million to $16 million of the total capital expenditures will relate to new store construction, $4 million to $6 million will relate to omni-channel capabilities and information technology, $1 million to $2 million will relate to the distribution center and supply chain, with the balance of our capital expenditures relating to visual displays and fixtures for stores and maintenance items.

Fiscal 2016 Compared to Fiscal 2015

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2016		Fiscal 2015		Change
	$	%	$	%	$	%
Net sales	$593,221	99.8%	$560,813	99.8%	$32,408	5.8%
Gift card breakage revenue	1,107	0.2%	994	0.2%	113	11.4%

Total revenue	594,328	100.0%	561,807	100.0%	32,521	5.8%
Cost of sales (exclusive of depreciation)	372,857	62.7%	343,013	61.1%	29,844	8.7%

Gross profit	221,471	37.3%	218,794	38.9%	2,677	1.2%
Operating expenses:
Compensation and benefits	110,277	18.5%	102,471	18.2%	7,806	7.6%
Other operating expenses	68,873	11.6%	67,950	12.1%	923	1.4%
Depreciation	25,322	4.3%	22,182	3.9%	3,140	14.2%

Operating income	16,999	2.9%	26,191	4.7%	(9,192)	(35.1)%
Interest expense	276	—%	346	0.1%	(70)	(20.2)%
Other income, net	(252)	—%	(252)	—%	—	—%

Income before income taxes	16,975	2.9%	26,097	4.6%	(9,122)	(35.0)%
Income tax expense	5,929	1.0%	9,524	1.7%	(3,595)	(37.7)%

Net income	$11,046	1.9%	$16,573	2.9%	$(5,527)	(33.3)%

Total revenue. Total revenue increased by 5.8% to $594.3 million for fiscal 2016 from $561.8 million for fiscal 2015. The total revenue increase of $32.5 million in fiscal 2016 resulted primarily from net-new store sales growth of approximately of $47.8 million, partially offset by a decrease in total comparable store sales of approximately $15.3 million. We opened 42 new stores and closed 14 stores in fiscal 2016 compared to 43 new store openings and 11 store closures in fiscal 2015.

Comparable store sales decreased 2.9% for fiscal 2016 compared to an increase of 2.9% for fiscal 2015. The comparable store sales decrease was comprised of a 4.7% decrease in brick-and-mortar comparable store sales, partially offset by a 21.7% increase in e-Commerce sales, which excludes shipping revenue. The decrease in brick-and-mortar comparable stores sales was driven by a decrease in transactions resulting from lower traffic, partially offset by higher conversion. Average ticket also decreased slightly year-over-year due to lower items per transaction, partially offset by a higher average unit retail price. The increase in e-Commerce comparable sales was due to an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in average order size. Merchandise categories performing below last year’s level were art and textiles. Merchandise categories that contributed positively to fiscal 2016 comparable store sales included holiday and furniture.

Gross profit. Gross profit increased $2.7 million or 1.2% to $221.5 million for fiscal 2016 from $218.8 million for fiscal 2015. Gross profit expressed as a percentage of total revenue decreased to 37.3% for fiscal 2016 from 38.9% for fiscal 2015 due to deleveraging of store occupancy, central distribution and outbound freight costs, as well as lower merchandise margins. Merchandise margin is calculated as total revenue minus product cost of sales including inbound freight, inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs.

Merchandise margin decreased to 54.5% of total revenue in fiscal 2016 from 54.7% of total revenue in fiscal 2015. The decrease as a percentage of total revenue was primarily driven from increased promotional activity to stimulate traffic and manage inventory levels, partially offset by lower inbound freight costs as compared to fiscal 2015.

Store occupancy costs increased to $59.9 million, or 10.1% of total revenue, in fiscal 2016 from $51.5 million, or 9.2% of total revenue, in fiscal 2015. The increase in dollars year-over-year was mainly due to store growth. The increase as a percentage of total revenue was due to a combination of deleverage from lower comparable store sales and higher new store occupancy costs.

Our central distribution costs increased to $18.8 million, or 3.2% of total revenue, in fiscal 2016 from $15.0 million, or 2.7% of total revenue, in fiscal 2015. The increase in fiscal 2016 was mainly due to the addition of a 303,000 square-foot fulfillment facility in Jackson, Tennessee. We began fulfilling e-Commerce orders out of this facility in the first quarter of 2016, which resulted in additional startup, labor and operating costs.

Outbound freight costs, which include e-Commerce shipping expense, increased to $23.7 million, or 4.0% of total revenue, in fiscal 2016 from $21.8 million, or 3.9% of total revenue, in fiscal 2015. Increases in e-Commerce shipping expenses were driven by both increased e-Commerce sales and a shift in our e-Commerce business to more ship-to-home sales, which carry a higher fulfillment cost. These increases were partially offset by lower outbound-to-store shipping expense.

Compensation and benefits. Compensation and benefits expenses, including both store and corporate personnel, were $110.3 million, or 18.5% of total revenue, for fiscal 2016 compared to $102.5 million, or 18.2% of total revenue, for fiscal 2015. The year-over-year dollar increase in fiscal 2016 was mainly due to store growth. The increase as a percentage of total revenue in fiscal 2016 was primarily due to deleverage from lower comparable store sales and higher employee benefit expenses.

Other operating expenses. Other operating expenses, including both store and corporate costs, were $68.9 million, or 11.6% of total revenue, for fiscal 2016 compared to $68.0 million, or 12.1% of total revenue, for fiscal 2015. Operating expenses at the store level were down as a percentage of sales due to lower workers’ compensation and general liability expense as well as lower advertising costs. At the corporate level, professional and legal fees, as well as travel and insurance costs were down as a percentage of total revenue.

Depreciation. Depreciation expense was $25.3 million, or 4.3% of total revenue, for fiscal 2016 as compared to $22.2 million, or 3.9% of total revenue, for fiscal 2015. The increase in depreciation expense reflects the impact of the increase in capital expenditures in recent fiscal years, including new store growth and the implementation of major technology initiatives.

Income tax expense. We recorded income tax expense of $5.9 million, or 34.9% of pre-tax income, during fiscal 2016 compared to income tax expense of $9.5 million, or 36.5% of pre-tax income, during the prior year period. The decrease in the tax rate reflects the reversal of unrecognized tax benefits due to the lapse of the statute of limitations in Q4 2016.

Net income. As a result of the foregoing, we reported net income of $11.0 million, or $0.68 per diluted share, for fiscal 2016 compared to net income of $16.6 million, or $0.94 per diluted share, for fiscal 2015.

Fiscal 2015 Compared to Fiscal 2014

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of total revenue for the periods indicated:

	Fiscal 2015		Fiscal 2014		Change
	$	%	$	%	$	%
Net sales	$560,813	99.8%	$506,768	99.8%	$54,045	10.7%
Gift card breakage revenue	994	0.2%	853	0.2%	141	16.5%

Total revenue	561,807	100.0%	507,621	100.0%	54,186	10.7%
Cost of sales (exclusive of depreciation)	343,013	61.1%	304,724	60.0%	38,289	12.6%

Gross profit	218,794	38.9%	202,897	40.0%	15,897	7.8%
Operating expenses:
Compensation and benefits	102,471	18.2%	94,738	18.7%	7,733	8.2%
Other operating expenses	67,950	12.1%	60,879	12.0%	7,071	11.6%
Depreciation	22,182	3.9%	18,639	3.7%	3,543	19.0%

Operating income	26,191	4.7%	28,641	5.6%	(2,450)	(8.6)%
Interest expense	346	0.1%	275	—%	71	25.8%
Other income, net	(252)	—%	(454)	(0.1)%	202	(44.5)%

Income before income taxes	26,097	4.6%	28,820	5.7%	(2,723)	(9.4)%
Income tax expense	9,524	1.7%	11,006	2.2%	(1,482)	(13.5)%

Net income	$16,573	2.9%	$17,814	3.5%	$(1,241)	(7.0)%

Total revenue. Total revenue increased by 10.7% to $561.8 million for fiscal 2015 from $507.6 million for fiscal 2014. The total revenue increase in fiscal 2015 resulted primarily from the comparable brick-and-mortar store sales increase, new store sales and an increase in e-Commerce sales, partially offset by store closings. We opened 43 new stores in fiscal 2015 and 34 new stores in fiscal 2014, and we closed 11 stores in fiscal 2015 and 14 stores in fiscal 2014. Comparable store sales increased 2.9% for fiscal 2015. During fiscal 2014, comparable store sales increased 6.1%. The comparable store sales increase in fiscal 2015 accounted for a $14.0 million increase in overall sales, while the net growth of the store base accounted for a $40.2 million increase in sales. The comparable store sales increase was comprised of a 0.7% increase in brick-and-mortar comparable store sales and a 41.1% increase in e-Commerce sales, which excludes shipping revenue. The increase in brick-and-mortar comparable stores sales was driven by an increase in transactions resulting from higher conversion, partially offset by lower traffic. Average ticket decreased slightly year-over-year due to lower items per transaction, partially offset by a higher average unit retail. Merchandise categories that performed the strongest in fiscal 2015 were holiday, fragrance and accessories, housewares, frames, and personal accessories. Categories performing below fiscal 2014 levels were art, ornamental wall décor, lamps, and furniture.

Gross profit. Gross profit increased $15.9 million or 7.8% to $218.8 million for fiscal 2015 from $202.9 million for fiscal 2014. Gross profit expressed as a percentage of total revenue decreased to 38.9% for fiscal 2015 from 40.0% for fiscal 2014. The decrease in gross profit as a percentage of total revenue was in part driven by lower merchandise margins, which decreased to 54.7% in fiscal 2015 from 55.4% in fiscal 2014. The decrease in merchandise margin was primarily the result of higher inbound freight charges and an increase in promotional markdowns to stimulate traffic and manage inventory levels. Store occupancy costs increased to $51.5 million or 9.2% of total revenue in fiscal 2015 from $45.6 million or 9.0% of total revenue in fiscal 2014. Outbound freight costs decreased as a percentage of total revenue primarily due to a shift in our e-Commerce business to more in-store-pickup sales, which carry a lower fulfillment cost for the Company. Central distribution expenses increased as a percentage of total revenue due to the addition of a 303,000 square-foot fulfillment facility in Jackson, Tennessee and increased labor expenses due to peak season challenges.

Compensation and benefits. Compensation and benefits expenses, including both store and corporate personnel, were $102.5 million, or 18.2% of total revenue, for fiscal 2015 compared to $94.7 million, or 18.7% of total revenue, for fiscal 2014. The decrease in the compensation and benefits expenses as a percentage of total revenue was primarily due to lower corporate bonus expense.

Other operating expenses. Other operating expenses, including both store and corporate costs, were $68.0 million, or 12.1% of total revenue, for fiscal 2015 compared to $60.9 million, or 12.0% of total revenue, for fiscal 2014. Operating expenses as a percentage of total revenue slightly increased compared to the prior year. At the corporate level, professional and legal fees and information technology related expenses increased in dollars and as a percent of total revenue. At the store level, advertising expense and workers’ compensation and general liability expense decreased as a percentage of total revenue compared to the prior year period.

Depreciation. Depreciation expense was $22.2 million, or 3.9% of total revenue, for fiscal 2015 as compared to $18.6 million, or 3.7% of total revenue, for fiscal 2014. The increase in depreciation reflects the impact of the increase in capital expenditures in recent fiscal years, including new store growth and the implementation of major technology initiatives.

Income tax expense. Income tax expense was 36.5% of pre-tax income for fiscal 2015 compared to 38.2% of pre-tax income for fiscal 2014 primarily due to higher tax credits.

Net income. As a result of the foregoing, we reported net income of $16.6 million, or $0.94 per diluted share, for fiscal 2015 compared to net income of $17.8 million, or $1.00 per diluted share, for fiscal 2014.

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

Cash flows from operating activities. Net cash provided by operating activities was $51.8 million, $32.0 million and $44.5 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes.

The change in the amount of cash provided by operations from fiscal 2015 to fiscal 2016 was primarily the result of changes in working capital as well as cash received for landlord construction allowances, partially offset by a decline in operating performance. Inventory increased over the prior year period due to the growth in store count and e-Commerce, as well as gaining control and ownership of inventory earlier in the supply chain from our new west coast distribution operation. This also resulted in a corresponding increase in our accounts payable, thereby having a net positive effect on cash provided by operating activities in the current fiscal year compared to the prior fiscal year. In addition, cash received for landlord construction allowances also increased over the prior year period due in part to the timing of both prior year and current year new store openings.

The change in the amount of cash provided by operations from fiscal 2014 to fiscal 2015 was primarily the result of an increase in inventory and prepaid and other current assets and a decrease in accrued expenses as compared to the prior year. The increase in inventory is related to a higher store count, as well as growth in the e-Commerce business, although below plan sales results in the back-half of fiscal 2015 also contributed higher inventory levels at the end of the year. The increase in prepaid and other current assets was due to an increase in tenant allowance receivables and other receivables.

Cash flows from investing activities. Net cash used in investing activities was $32.2 million, $35.1 million and $29.6 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. For each period presented, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction, existing store expenditures, distribution center projects and information technology projects. The decrease in capital expenditures from fiscal 2015 to fiscal 2016 was primarily due to new store construction, distribution center projects and existing store projects. The increase in capital expenditures from fiscal 2014 to fiscal 2015 was primarily due to new store construction, existing store projects and distribution center projects. During fiscal 2016, we opened 42 stores compared to 43 stores in fiscal 2015 and 34 stores in fiscal 2014.

Cash flows from financing activities. Net cash used in financing activities was $0.1 million, $51.7 million and $4.8 million for fiscal 2016, fiscal 2015 and fiscal 2014, respectively. During fiscal 2014, we authorized a share repurchase plan allowing for the use of up to $30 million in cash for repurchases of our common stock, which we completed during fiscal 2015. Net cash used in fiscal 2015 primarily related to a special cash dividend of $26.0 million and the repurchase and retirement of common stock of $25.2 million. Net cash used in fiscal 2014 primarily related to the repurchase and retirement of common stock of $4.8 million. No shares were repurchased or dividends issued during fiscal 2016. During fiscal 2016, fiscal 2015 and fiscal 2014, we did not make any draws on our revolving credit facility.

Revolving credit facility. During the period of August 19, 2011 through February 26, 2016, we were party to an Amended and Restated Credit Agreement (the “2011 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The 2011 Credit Agreement included a senior secured revolving credit facility of $50 million, a swingline availability of $5 million and a maturity date of August 2016. Borrowings under the 2011 Credit Agreement bore interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility was 37.5 basis points per annum.

On February 26, 2016, the Company, entered into a Joinder and First Amendment to Amended and Restated Credit Agreement (the “2016 Credit Agreement”). The 2016 Credit Agreement increased our senior secured revolving credit facility from $50 million to $75 million, increased the swingline availability from $5 million to $10 million and extended the maturity date from August 2016 to February 2021, along with adding a $25 million incremental accordion feature. Borrowings under the 2016 Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.

Borrowings under the Credit Agreements are subject to certain customary conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

We are subject to an Amended and Restated Security Agreement (“Security Agreement”) with our Lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreements.

As of January 28, 2017, we were in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $50.6 million available for borrowing.

As of January 28, 2017, our balance of cash and cash equivalents was approximately $63.9 million. We did not borrow from our credit facility during fiscal 2016, nor do we expect any borrowings during fiscal 2017. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase authorization. On May 22, 2014, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of our outstanding common stock from time to time until May 2016. We completed this $30 million share repurchase plan during the year ended January 30, 2016 by repurchasing and retiring a total of 1,921,423 shares at a weighted average cost of $15.61 per share. There were no stock repurchases in fiscal 2016.

Contractual Obligations

The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of January 28, 2017. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added. A summary of our contractual obligations and other commercial commitments as of January 28, 2017 is listed below (in thousands):

	Amount of Commitment per Period
	Total Contractual Obligations	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Operating leases(1)	$341,876	$60,243	$106,969	$85,001	$89,663
Purchase obligations(2)	70,452	70,452	—	—	—
Construction commitments(3)	475	475	—	—	—

Total	$412,803	$131,170	$106,969	$85,001	$89,663

(1)	These amounts represent future minimum lease payments under non-cancelable operating leases.
(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of January 28, 2017; such orders are generally cancelable at our discretion until the order has been shipped.
(3)	These amounts represent commitments for new store construction projects.

Related Party Transactions

In July 2009, we entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of our Vice President of Merchandising. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
Related Party Vendor
Purchases	$44,703	$39,178	$29,114
Purchases as a percent of total merchandise purchases	17.6%	14.8%	12.5%
Cost of sales	$40,560	$35,170	$27,613
Payable amounts outstanding at fiscal year end	$5,008	$2,258	$2,077

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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2016 and fiscal 2015 (dollars in thousands). The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2016 Quarter Ended
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Total revenue	$129,911	$123,017	$138,240	$203,160
Gross profit	49,537	42,273	50,478	79,183
Operating income (loss)	1,524	(5,895)	(1,608)	22,978
Net income (loss)	916	(3,567)	(846)	14,543
Earnings (loss) per share:
Basic	0.06	(0.22)	(0.05)	0.91
Diluted	0.06	(0.22)	(0.05)	0.90
Stores open at end of period	382	391	401	404
Comparable store net sales increase (decrease)	0.5%	(4.3)%	(2.3)%	(4.6)%

	Fiscal 2015 Quarter Ended
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Total revenue	$118,310	$115,289	$129,238	$198,970
Gross profit	47,663	42,512	48,101	80,518
Operating income (loss)	4,097	(3,702)	(932)	26,728
Net income (loss)	2,529	(2,288)	(270)	16,602
Earnings (loss) per share:
Basic	0.15	(0.13)	(0.02)	0.99
Diluted	0.14	(0.13)	(0.02)	0.97
Stores open at end of period	342	351	370	376
Comparable store net sales increase	3.0%	6.7%	1.8%	1.3%

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

We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $180,000 as of January 28, 2017.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or market) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 28, 2017, our reserve for obsolescence was approximately $547,000.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of January 28, 2017, our net self-insurance reserve estimates were $5.0 million compared to $5.2 million as of January 30, 2016. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $540,000 for fiscal 2016.

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

Additionally, our income tax returns are subject to audit by United States federal, state and local tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. A 10% change in our unrecognized tax benefit reserve at January 28, 2017 would have affected net earnings by approximately $14,000 in fiscal 2016.

Stock-based compensation — We have stock-based compensation plans which include incentive and non-qualified stock options, restricted stock units and an employee stock purchase plan. See Note 7, Stock-Based Compensation, to the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K, for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimate the fair value of our stock option awards as of the grant date based upon a Black-Scholes option pricing model. We estimate the fair value of our restricted stock units as of the grant date utilizing the closing price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.

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

We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. We have not experienced a significant increase in the estimated fair value of awards granted during fiscal 2016, fiscal 2015 or fiscal 2014. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended January 28, 2017 would have affected pre-tax income by approximately $319,000.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

As of January 28, 2017, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2016, nor do we expect any borrowings during fiscal 2017. We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 28, 2017.

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

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 28, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2017 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2017.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 2, 2017; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of January 28, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,436,222	$15.33	1,014,533
Equity compensation plans not approved by security holders	—	—	—

Total	1,436,222	$15.33	1,014,533

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

(b) Exhibits

The Exhibit Index following this document’s Notes to Consolidated Financial Statements is incorporated herein by reference in response to this item.

(c) Financial Statement Schedules

Schedules are omitted because the information is not required or because the information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited Kirkland’s, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kirkland’s, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Kirkland’s, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kirkland’s, Inc. as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2017, of Kirkland’s, Inc. and our report dated March 31, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Kirkland’s, Inc.

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kirkland’s, Inc. at January 28, 2017 and January 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kirkland’s, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee

March 31, 2017

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2017	January 30, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$63,937	$44,352
Inventories, net	75,447	68,222
Prepaid expenses and other current assets	13,656	15,206

Total current assets	153,040	127,780
Property and equipment, gross	265,771	240,020
Accumulated depreciation	(154,901)	(134,478)

Property and equipment, net	110,870	105,542
Deferred income taxes	1,198	—
Other assets	5,038	1,934

Total assets	$270,146	$235,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,890	$26,431
Accounts payable to related party vendor	5,008	2,258
Income taxes payable	6,273	4,863
Accrued expenses	30,270	25,943

Total current liabilities	74,441	59,495
Deferred rent	52,656	48,280
Deferred income taxes	479	1,342
Other liabilities	8,757	6,444

Total liabilities	136,333	115,561

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 28, 2017, and January 30, 2016	—	—
Common stock, no par value, 100,000,000 shares authorized; 15,906,635 and 15,774,681 shares issued and outstanding at January 28, 2017 and January 30, 2016, respectively	165,245	162,173
Accumulated deficit	(31,432)	(42,478)

Total shareholders’ equity	133,813	119,695

Total liabilities and shareholders’ equity	$270,146	$235,256

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
	(In thousands, except per share data)
Net sales	$593,221	$560,813	$506,768
Gift card breakage revenue	1,107	994	853

Total revenue	594,328	561,807	507,621
Cost of sales	332,297	307,843	277,111
Cost of sales related to merchandise purchased from related party vendor	40,560	35,170	27,613

Cost of sales (exclusive of depreciation as shown below)	372,857	343,013	304,724

Gross profit	221,471	218,794	202,897
Operating expenses:
Compensation and benefits	110,277	102,471	94,738
Other operating expenses	68,873	67,950	60,879
Depreciation	25,322	22,182	18,639

Total operating expenses	204,472	192,603	174,256

Operating income	16,999	26,191	28,641
Interest expense, net	276	346	275
Other income, net	(252)	(252)	(454)

Income before income taxes	16,975	26,097	28,820
Income tax expense	5,929	9,524	11,006

Net income	$11,046	$16,573	$17,814

Earnings per share:
Basic	$0.70	$0.97	$1.03

Diluted	$0.68	$0.94	$1.00

Weighted average shares for basic earnings per share	15,859	17,131	17,262
Effect of dilutive common stock equivalents	286	438	531

Adjusted weighted average shares for diluted earnings per share	16,145	17,569	17,793

Dividends declared per common share outstanding	$—	$1.50	$—

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Total
	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
	(In thousands, except share data)
Balance at February 1, 2014	17,304,285	$156,193	$(20,964)	$135,229
Exercise of stock options and employee stock purchases	49,847	298	—	298
Tax benefit from exercise of stock options and vesting of restricted stock	—	99	—	99
Net share settlement of stock options and restricted stock	(39,512)	(347)	—	(347)
Restricted stock issued	82,000	—	—	—
Stock-based compensation expense	—	2,772	—	2,772
Repurchase and retirement of common stock	(268,745)	—	(4,803)	(4,803)
Net income	—	—	17,814	17,814

Balance at January 31, 2015	17,127,875	159,015	(7,953)	151,062
Exercise of stock options and employee stock purchases	494,873	354	—	354
Tax benefit from exercise of stock options and vesting of restricted stock	—	1,109	—	1,109
Net share settlement of stock options and restricted stock	(301,253)	(2,029)	—	(2,029)
Restricted stock issued	105,864	—	—	—
Stock-based compensation expense	—	3,773	—	3,773
Repurchase and retirement of common stock	(1,652,678)	(49)	(25,147)	(25,196)
Dividends paid	—	—	(25,951)	(25,951)
Net income	—	—	16,573	16,573

Balance at January 30, 2016	15,774,681	162,173	(42,478)	119,695
Exercise of stock options and employee stock purchases	66,879	369	—	369
Tax shortfall from exercise of stock options and vesting of restricted stock	—	(228)	—	(228)
Net share settlement of stock options and restricted stock	(31,676)	(263)	—	(263)
Restricted stock issued	96,751	—	—	—
Stock-based compensation expense	—	3,194	—	3,194
Net income	—	—	11,046	11,046

Balance at January 28, 2017	15,906,635	$165,245	$(31,432)	$133,813

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$11,046	$16,573	$17,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	25,322	22,182	18,639
Amortization of deferred rent	(5,779)	(5,260)	(5,397)
Cash received for landlord construction allowances	13,035	9,785	7,822
Amortization of debt issue costs	89	77	77
Loss on disposal of property and equipment	313	145	345
Stock-based compensation expense	3,194	3,773	2,772
Excess tax benefits from exercise of stock options and vesting of restricted stock	(78)	(1,109)	(99)
Deferred income taxes	(2,242)	742	40
Changes in assets and liabilities:
Inventories, net	(7,225)	(12,447)	(3,138)
Prepaid expenses and other current assets	(173)	(3,911)	230
Other noncurrent assets	(2,922)	155	(405)
Accounts payable	7,672	2,040	1,345
Accounts payable to related party vendor	2,750	181	258
Income taxes payable	1,363	324	318
Accrued expenses and other current and noncurrent liabilities	5,483	(1,209)	3,867

Net cash provided by operating activities	51,848	32,041	44,488

Cash flows from investing activities:
Proceeds from sales of property and equipment	4	—	—
Capital expenditures	(32,180)	(35,114)	(29,647)

Net cash used in investing activities	(32,176)	(35,114)	(29,647)

Cash flows from financing activities:
Refinancing costs	(271)	—	—
Excess tax benefits from exercise of stock options and restricted stock	78	1,109	99
Cash used in net share settlement of stock options and restricted stock	(263)	(2,029)	(347)
Employee stock purchases	369	354	298
Cash dividends paid to stockholders	—	(25,951)	—
Repurchase and retirement of common stock	—	(25,196)	(4,803)

Net cash used in financing activities	(87)	(51,713)	(4,753)

Cash and cash equivalents:
Net increase (decrease)	19,585	(54,786)	10,088
Beginning of the year	44,352	99,138	89,050

End of the year	$63,937	$44,352	$99,138

Supplemental cash flow information:
Interest paid	$159	$192	$190

Income taxes paid	$7,214	$8,300	$10,621

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States with 404 stores in 36 states as of January 28, 2017. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc. and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2016 represented the 52 weeks ended on January 28, 2017, fiscal 2015 represented the 52 weeks ended on January 30, 2016 and fiscal 2014 represented the 52 weeks ended on January 31, 2015.

Reclassifications — Certain amounts in the fiscal 2015 consolidated financial statements have been reclassified to conform to the fiscal 2016 presentation. These reclassifications had no effect on reported net income. In the fourth quarter of fiscal 2016, the Company concluded that it was appropriate to classify related party transactions separately in the consolidated financial statements. In fiscal 2015, this information was provided in the notes to the consolidated financial statements. See “Note 10 — Related Party Transactions” for further discussion.

Also, in the first quarter of fiscal 2016, the Company adopted accounting guidance which affected the presentation of deferred tax liabilities and assets as discussed below in Recently Issued Accounting Pronouncements. This guidance was applied retrospectively for all periods presented and therefore the presentation of previously reported deferred tax assets has been changed to conform to the presentation used in the current period. The adoption of this guidance resulted in the reclassification of deferred tax assets of $3.3 million from current assets to a reduction in noncurrent liabilities in the condensed consolidated balance sheets as of January 30, 2016.

Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and payments due from banks for customer credit cards, as they generally settle within 24-48 hours.

Cost of sales (exclusive of depreciation) and inventory valuation — Cost of sales (exclusive of depreciation) includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, loyalty reward program charges, payroll and overhead associated with our distribution facility and its network and store occupancy costs. The Company’s inventory is stated at the lower of cost or market, net of reserves and allowances, with cost determined using the average cost method, with average cost approximating current cost. The Company estimates the amount of shrinkage that has occurred through theft or damage and adjusts that amount to actual at the time of its physical inventory counts which occur throughout the fiscal year. The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise.

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

Property and equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the respective assets. Furniture, fixtures and equipment are generally depreciated over five years. Leasehold improvements are amortized over the shorter of the useful life of the asset or the expected lease term, typically ranging from five to 10 years. Maintenance and repairs are expensed as incurred, and improvements are capitalized. Gains or losses on the disposition of fixed assets are recorded upon disposal of the related asset. As of January 28, 2017 and January 30, 2016, non-cash investing activities related to property and equipment being purchased, but awaiting payment in accounts payable, was approximately $1.4 million and $2.6 million, respectively.

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2016, 2015 and 2014, the Company recorded approximately $6.1 million, $5.3 million and $4.0 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $24.9 million and $22.8 million at the end of fiscal years 2016 and 2015, respectively. At the end of fiscal years 2016 and 2015, property and equipment included capitalized computer software currently under development of $3.1 million and $2.0 million, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of January 28, 2017 and January 30, 2016, the liability for asset retirement obligations was approximately $659,000 and $574,000, respectively.

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

During the fourth quarter of fiscal year 2016 and 2015, the Company recorded an adjustment related to positive changes in its actuarial estimates for workers’ compensation and general liability reserves. The adjustments in the fourth quarter of fiscal 2016 and 2015 resulted in a quarter-over-quarter benefit of approximately $1.7 million ($1.1 million after tax) and $1.1 million ($0.7 million after tax), respectively, or $0.07 and $0.04 per diluted share, respectively. As of January 28, 2017, the Company’s net self-insurance reserve estimates were $5.0 million compared to $5.2 million as of January 30, 2016.

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

Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. As of January 28, 2017, the cumulative net excess of recorded rent expense over lease payments totaled $14.8 million, of which $1.6 million was reflected as a current liability in accrued expenses and $13.2 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 30, 2016, the cumulative net excess of recorded rent expense over lease payments totaled $13.0 million, of which $1.2 million was reflected as a current liability in accrued expenses and $11.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of January 28, 2017, the unamortized amount of construction allowances totaled $47.1 million, of which $7.6 million was reflected as a current liability in accrued expenses and $39.5 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 30, 2016, the unamortized amount of construction allowances totaled $43.4 million, of which $6.9 million was reflected as a current liability in accrued expenses and $36.5 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

Revenue recognition — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. e-Commerce revenue is recorded when orders are shipped and title passes to customers. Net sales include the sale of merchandise, net of returns and exclusive of sales taxes.

Gift card sales are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the redemption recognition method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as breakage revenue. The Company recognized approximately $1.1 million, $994,000 and $853,000 in gift card breakage during fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, deferred compensation benefits, social security and unemployment taxes.

Stock-based compensation — Stock-based compensation includes expenses associated with stock option grants, restricted stock grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards. The expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of income. See “Note 7 — Stock-Based Compensation” for further discussion.

Other operating expenses — Other operating expenses consist of such items as insurance, advertising, utilities, property taxes, supplies, travel, card processing and other bank fees, losses on disposal of assets and various other store and corporate expenses.

Store preopening expenses — Store preopening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, e-mail communications, paid search and other digital advertising, social media, public relations, in-store collateral and signage and other expenses related to the in-store experience. Total advertising expense was $9.3 million, $9.6 million and $9.3 million for fiscal years 2016, 2015 and 2014, respectively.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates and assumptions regarding those future events. In the event the Company were to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.

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

The Company’s income tax returns are subject to audit by local, state and federal authorities, and the Company is typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which the Company operates. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and experience with previous similar tax positions. The Company regularly reviews its tax reserves for these items and assesses the adequacy of the amount recorded. The Company evaluates potential exposures associated with its various tax filings by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires estimation and measurement of the tax benefit as the largest amount that is more than 50% likely to be recognized upon settlement.

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

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 629,000 shares, 316,000 shares and 426,000 shares for fiscal 2016, 2015 and 2014, respectively.

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

Recently Issued Accounting Pronouncements — In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 will be effective for the Company at the beginning of its fiscal 2018 year. Companies that transition to this new standard may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company is still evaluating transition approaches as well as the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and is anticipating a material impact on the Company’s consolidated financial statements because the Company is party to a significant number of lease contracts.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The updated guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt this guidance in the first quarter of fiscal 2017. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the awards are exercised or settled. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company accounts for forfeitures of share-based awards when they occur. The Company will elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which are currently classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

Note 2 — Property and Equipment

Property and equipment is comprised of the following (in thousands):

	January 28, 2017	January 30, 2016
Equipment	$72,265	$65,579
Furniture and fixtures	78,492	70,908
Leasehold improvements	109,494	97,622
Projects in progress	5,520	5,911

	265,771	240,020
Less: Accumulated depreciation	(154,901)	(134,478)

	$110,870	$105,542

Note 3 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 28, 2017	January 30, 2016
Salaries and wages	$2,516	$2,084
Gift cards	9,547	8,360
Sales taxes	1,875	2,367
Deferred rent	9,274	8,117
Workers’ compensation and general liability reserves	2,225	946
Loyalty reward certificates	1,855	1,258
Other	2,978	2,811

	$30,270	$25,943

Note 4 — Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. Income tax expense consists of the following (in thousands):

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
Current
Federal	$7,325	$8,120	$9,299
State	845	761	1,668
Deferred
Federal	(1,379)	601	93
State	(862)	42	(54)

	$5,929	$9,524	$11,006

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
Tax at federal statutory rate	$5,941	$9,134	$10,087
State income taxes (net of federal benefit)	598	844	1,106
Tax credits	(255)	(506)	(207)
Other	(355)	52	20

Income tax expense	$5,929	$9,524	$11,006

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2017	January 30, 2016
Deferred tax assets:
Accruals	$3,208	$3,383
Inventory valuation	898	754
State tax credit carryforwards	190	—
Deferred rent and other	11,667	10,045

Total deferred tax assets	15,963	14,182
Valuation allowance for deferred tax assets	(56)	—

Net deferred tax assets	15,907	14,182
Deferred tax liabilities:
Depreciation	(14,421)	(14,887)
Prepaid assets	(767)	(637)

Total deferred tax liabilities	(15,188)	(15,524)

Net deferred tax assets (liabilities)	$719	$(1,342)

As of January 28, 2017, the Company has state tax credit carryforwards of approximately $190,000 expiring in years 2023 through 2028.

Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. At January 28, 2017, the Company recorded a $56,000 valuation allowance related to state tax credit carryforwards. At January 30, 2016, there were no valuation allowances against the Company’s deferred tax assets. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2013. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2010. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
	(In thousands)
Balance at the beginning of the year	$307	$307
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions due to settlements	—	—
Reductions due to lapse of the statute of limitations	(163)	—

Balance at the end of the year	$144	$307

Included in the January 28, 2017 and January 30, 2016 balance is $144,000 and $307,000, respectively, of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate. In fiscal 2017, it is reasonably possible that the Company’s unrecognized tax benefits may be reduced by $144,000 as a result of a lapse of the statute of limitations.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had approximately $122,000 and $247,000 accrued for the payment of interest and penalties associated with unrecognized tax benefits at January 28, 2017 and January 30, 2016, respectively.

Note 5 — Senior Credit Facility

During the period of August 19, 2011 through February 26, 2016, the Company was party to an Amended and Restated Credit Agreement (the “2011 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The 2011 Credit Agreement included a senior secured revolving credit facility of $50 million, a swingline availability of $5 million and a maturity date of August 2016. Borrowings under the 2011 Credit Agreement bore interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility was 37.5 basis points per annum.

On February 26, 2016, the Company, entered into a Joinder and First Amendment to Amended and Restated Credit Agreement (the “2016 Credit Agreement”). The 2016 Credit Agreement increased the Company’s senior secured revolving credit facility from $50 million to $75 million, increased the swingline availability from $5 million to $10 million and extended the maturity date from August 2016 to February 2021 along with adding a $25 million incremental accordion feature. Borrowings under the 2016 Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.

Borrowings under the Credit Agreements are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

The Company subject to an Amended and Restated Security Agreement (“Securities Agreement”) with its Lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreements.

As of January 28, 2017, the Company was in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $50.6 million available for borrowing.

Note 6 — Long-Term Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through 2027. Most of the retail store lease agreements include renewal options and provide for minimum rentals. Some retail store lease agreements also contain contingent rentals based on sales performance in excess of specified minimums.

Rent expense under operating leases including cash rent, straight-line rent for lease escalations and construction allowance amortization is as follows (in thousands):

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
Minimum rent	$53,329	$46,073	$39,348
Contingent rent	2,019	2,509	3,199

	$55,348	$48,582	$42,547

Future minimum lease payments under all operating leases with initial terms of one year or more consist of the following:

(In thousands)
2017	$60,243
2018	54,906
2019	52,063
2020	46,899
2021	38,102
Thereafter	89,663

Total minimum lease payments	$341,876

Note 7 — Stock-Based Compensation

Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $3.2 million, $3.8 million and $2.8 million for fiscal years 2016, 2015 and 2014, respectively. Included in stock-based compensation expense for fiscal 2015 is approximately $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer.

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

As of January 28, 2017, options to purchase 1,191,568 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $1.11 to $25.52 per share. As of January 28, 2017, there were 244,654 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $13.38 to $25.52 per share. Shares reserved for future stock-based grants under the 2002 Plan approximated 873,243 at January 28, 2017.

Stock options — The Company allows for the settlement of vested stock options on a net share basis (“net settled stock options”), instead of settlement with a cash payment (“cash settled stock options”), if so desired by the holder. With net settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years generally vest ratably over 3 or 4 years.

As of January 28, 2017, there were 609,194 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of January 28, 2017 were each approximately $2.2 million. The weighted average grant date fair values of options granted during fiscal 2016, fiscal 2015 and fiscal 2014 were $6.48, $12.06 and $9.68, respectively. The intrinsic value of options exercised was $0.3 million in fiscal 2016, $6.1 million in fiscal 2015, and $0.2 million in fiscal 2014. At January 28, 2017, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $2.8 million, which is expected to be recognized over a weighted average period of 2.0 years.

Stock option activity for the year ended January 28, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at January 30, 2016	1,055,568	$14.51
Options granted	201,000	13.52
Options exercised	(35,000)	4.93
Options forfeited	(30,000)	19.12

Balance at January 28, 2017	1,191,568	$14.52	5.8

Options Exercisable As of:
January 28, 2017	827,709	$13.18	4.6

The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted in fiscal years 2016, 2015 and 2014 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
Expected price volatility	48%	47%	53%
Risk-free interest rate	1.68%	1.80%	2.10%
Expected life	6.3 years	6.3 years	6.3 years
Forfeiture rate	5%	5%	5%
Dividend yield	0%	0%	0%

Expected price volatility — The expected price volatility is a measure of the amount by which the stock price has fluctuated or is expected to fluctuate. The Company uses actual historical changes in the market value of its stock to calculate the volatility assumption as it is management’s belief that this is the best indicator of future volatility. The Company calculates daily market value changes using the historical volatility of returns for the six years prior to the grant. An increase in the expected volatility will increase compensation expense.

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

Dividend yield — The dividend yield is the estimated dividend yield for the weighted average expected life of the option granted. The Company paid a dividend on its common stock in fiscal 2015. In fiscal 2016 and fiscal 2014, the Company did not pay a dividend on its common stock. The addition or increase of a dividend will decrease compensation expense.

Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees prior to fiscal 2016 vest in full on the third anniversary of the grant date, while fiscal 2016 RSU grants vest 25% on the first anniversary of the grant date then vest quarterly thereafter over 4 years. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 132,500, 107,000 and 97,000 RSUs during fiscal 2016, 2015 and 2014, respectively. The weighted average grant date fair values of the RSUs granted during fiscal 2016,

2015 and 2014 were $13.49, $25.52 and $18.46, respectively. Compensation expense related to RSUs is recognized ratably over the requisite service period. Compensation expense for RSUs during fiscal 2016, 2015 and 2014 was approximately $1.7 million, $2.0 million and $1.3 million, respectively. As of January 28, 2017, there was approximately $2.0 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 1.4 years.

RSU activity for the year ended January 28, 2017, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 30, 2016	225,885	$20.89
Granted	132,500	13.49
Vested	(96,751)	19.01
Forfeited	(16,980)	17.47

Non-vested at January 28, 2017	244,654	$19.25

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which was amended in 2006, 2008 and 2016. Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP was originally authorized to issue up to 500,000 shares of common stock. In June 2016, the shareholders ratified the amendment to the Company’s ESPP to increase the number of shares of common stock authorized to be issued under the ESPP by 125,000 shares with an annual increase thereafter each January 1 commencing on January 1, 2017 by up to an additional 35,000 shares. During fiscal 2016, 2015 and 2014, there were 31,879, 19,423 and 19,062 shares of common stock, respectively, issued to participants under the ESPP. As of January 28, 2017, the amount authorized under the ESPP was 660,000 with approximately 141,290 shares remaining under the authorization.

Note 8 — Retirement Benefit Plans

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion, subject to statutory limitations. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. The Company’s matching contributions were approximately $531,000, $521,000 and $457,000 in fiscal 2016, 2015 and 2014, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2016, 2015, or 2014.

Deferred compensation plan — The Company maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. The Company’s matching contributions to this Plan were approximately $48,000, $63,000 and $52,000 in fiscal years 2016, 2015 and 2014, respectively.

Note 9 — Commitments and Contingencies

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

Note 10 — Related Party Transactions

In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of the Company’s Vice President of Merchandising. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015
Related Party Vendor
Purchases	$44,703	$39,178	$29,114
Purchases as a percent of total merchandise purchases	17.6%	14.8%	12.5%

Note 11 — Stock Repurchase Plan

On May 22, 2014, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock from time to time until May 2016. The Company completed this $30 million share repurchase plan during the year ended January 30, 2016 by repurchasing and retiring a total of 1,921,423 shares at a weighted average cost of $15.61 per share. There were no stock repurchases in fiscal 2016.

Note 12 — Quarterly Financial Information (Unaudited)

Summarized quarterly financial results for fiscal 2016 and fiscal 2015 follow (in thousands, except per share amounts):

	Fiscal 2016 Quarter Ended
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Total revenue	$129,911	$123,017	$138,240	$203,160
Gross profit	49,537	42,273	50,478	79,183
Operating income (loss)	1,524	(5,895)	(1,608)	22,978
Net income (loss)	916	(3,567)	(846)	14,543
Earnings (loss) per share:
Basic	0.06	(0.22)	(0.05)	0.91
Diluted	0.06	(0.22)	(0.05)	0.90

	Fiscal 2015 Quarter Ended
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016
Total revenue	$118,310	$115,289	$129,238	$198,970
Gross profit	47,663	42,512	48,101	80,518
Operating income (loss)	4,097	(3,702)	(932)	26,728
Net income (loss)	2,529	(2,288)	(270)	16,602
Earnings (loss) per share:
Basic	0.15	(0.13)	(0.02)	0.99
Diluted	0.14	(0.13)	(0.02)	0.97

3. Exhibits: (see (b) below)

(b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit Number		Description

3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746 (“Amendment No. 1 to 2002 Form S-1”))

10.1*	—	Amended and Restated Credit Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the borrowers named therein, and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2011)

10.2*	—	Amended and Restated Security Agreement, dated as of August 19, 2011, by and among Kirkland’s, Inc., the other guarantors named therein and Bank of America, N.A., as agent, and the lenders named therein (Exhibit 10.2 to our Current Report on Form 8-K dated August 24, 2011)

10.3+*	—	Amended and Restated 2002 Equity Incentive Plan (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 4, 2013)

10.4+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 (“October 2004 Form 10-Q”))

10.5+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to the October 2004 Form 10-Q)

10.6+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)

10.7*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006 (the “March 22, 2006 Form 8-K”))

10.8*	—	Office Lease Agreement dated April 17, 2015 by and between Kirkland’s and Highwoods Realty, L.P. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.9*	—	Distribution Center Lease Agreement dated March 6, 2015 by and between Kirkland’s, Inc. and Hollingsworth Capital Partners – Tennessee, LLC (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 2, 2015)

10.10*	—	Joinder and First Amendment to Amended and Restated Credit Agreement dated as of February 26, 2016, by and among Kirkland’s Inc., the borrowers and guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2016)

10.11+*	—	Employment Agreement, effective June 1, 2016, by and between W. Michael Madden and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2016)

10.12+*	—	Employment Agreement, effective November 28, 2016, by and between Mike Cairnes and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2016)

10.13+	—	2002 Employee Stock Purchase Plan (as amended and restated, effective June 1, 2016)

21.1	—	Subsidiaries of Kirkland’s, Inc.

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Interactive Data File (Annual Report on form 10-K, for the year ended January 28, 2017, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S, INC.

By:	/S/ W. MICHAEL MADDEN
W. Michael Madden
President and Chief Executive Officer

Date: March 31, 2017

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. MICHAEL MADDEN	President and Chief Executive Officer, and Director	March 31, 2017
W. Michael Madden	(Principal Executive Officer)

/S/ ADAM C. HOLLAND	Vice President and Chief Financial Officer	March 31, 2017
Adam C. Holland	(Principal Financial and Accounting Officer)

/S/ CARL KIRKLAND	Director	March 31, 2017
Carl Kirkland

/S/ STEVEN J. COLLINS	Director	March 31, 2017
Steven J. Collins

/S/ MILES T. KIRKLAND	Director	March 31, 2017
Miles T. Kirkland

/S/ SUSAN S. LANIGAN	Director	March 31, 2017
Susan S. Lanigan

/S/ R. WILSON ORR, III	Director	March 31, 2017
R. Wilson Orr, III

/S/ JEFFERY C. OWEN	Director	March 31, 2017
Jeffery C. Owen

/S/ CHARLIE PLEAS, III	Director	March 31, 2017
Charlie Pleas, III

KIRKLAND’S, INC.

INDEX OF EXHIBITS FILED WITH THIS ANNUAL REPORT ON 10-K

Exhibit Number	Description

10.13	2002 Employee Stock Purchase Plan (as amended and restated, effective June 1, 2016)

21.1	Subsidiaries of Kirkland’s, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of the President and Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101	Interactive Data File (Annual Report on Form 10-K, for the year ended January 28, 2017, furnished in XBRL (eXtensible Business Reporting Language))