Form 10-Q
period 2017-04-29
KIRKLAND'S, INC
filed 2017-06-05
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value — 15,916,563 shares outstanding as of May 25, 2017.

KIRKLAND’S, INC.

Page
PART I — FINANCIAL INFORMATION:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of April 29, 2017 (unaudited), January 28, 2017 (unaudited), and April 30, 2016 (unaudited)	3
Condensed Consolidated Statements of Operations for the 13-week periods ended April 29, 2017 and April 30, 2016 (unaudited)	4
Condensed Consolidated Statement of Shareholders’ Equity for the 13-week period ended April 29, 2017 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the 13-week periods ended April 29, 2017 and April 30, 2016 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II — OTHER INFORMATION:
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17

Item 6. Exhibits	17
SIGNATURES	18
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
EXHIBIT 101

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 29, 2017 (Unaudited)	January 28, 2017 (Unaudited)	April 30, 2016 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,804	$63,937	$38,203
Inventories, net	74,669	75,447	69,107
Prepaid expenses and other current assets	10,789	13,656	13,627

Total current assets	145,262	153,040	120,937
Property and equipment:
Equipment	19,588	19,525	19,305
Furniture and fixtures	77,678	78,492	72,773
Leasehold improvements	109,418	109,494	100,449
Computer software and hardware	55,602	52,740	47,792
Projects in progress	5,136	5,520	6,346

Property and equipment, gross	267,422	265,771	246,665
Accumulated depreciation	(156,553)	(154,901)	(138,039)

Property and equipment, net	110,869	110,870	108,626
Deferred income taxes	1,144	1,198	—
Other assets	5,815	5,038	2,659

Total assets	$263,090	$270,146	$232,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,124	$32,890	$22,641
Accounts payable to related party vendor	4,791	5,008	2,112
Income taxes payable	4,891	6,273	—
Accrued expenses	31,633	30,270	27,647

Total current liabilities	66,439	74,441	52,400
Deferred rent	52,956	52,656	49,974
Deferred income taxes	957	479	1,191
Other liabilities	9,475	8,757	7,054

Total liabilities	129,827	136,333	110,619

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 29, 2017, January 28, 2017, or April 30, 2016, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 15,916,563; 15,906,635; and 15,782,652 shares issued and outstanding at April 29, 2017, January 28, 2017, and April 30, 2016, respectively	166,130	165,245	163,165
Accumulated deficit	(32,867)	(31,432)	(41,562)

Total shareholders’ equity	133,263	133,813	121,603

Total liabilities and shareholders’ equity	$263,090	$270,146	$232,222

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	April 29, 2017	April 30, 2016
Net sales	$132,841	$129,911
Cost of sales	75,611	71,670
Cost of sales related to merchandise purchased from related party vendor	9,606	8,704

Cost of sales (exclusive of depreciation as shown below)	85,217	80,374

Gross profit	47,624	49,537
Operating expenses:
Compensation and benefits	26,510	25,527
Other operating expenses	16,995	16,513
Depreciation	6,397	5,973

Total operating expenses	49,902	48,013

Operating (loss) income	(2,278)	1,524
Interest expense, net	61	73
Other income, net	(86)	(59)

(Loss) income before income taxes	(2,253)	1,510
Income tax (benefit) expense	(818)	594

Net (loss) income	$(1,435)	$916

(Loss) earnings per share:
Basic	$(0.09)	$0.06

Diluted	$(0.09)	$0.06

Weighted average shares for basic (loss) earnings per share	15,913	15,780
Effect of dilutive stock equivalents	—	321

Adjusted weighted average shares for diluted (loss) earnings per share	15,913	16,101

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at January 28, 2017	15,906,635	$165,245	$(31,432)	$133,813
Employee stock purchases	9,928	96	—	96
Stock-based compensation expense	—	789	—	789
Net loss	—	—	(1,435)	(1,435)

Balance at April 29, 2017	15,916,563	$166,130	$(32,867)	$133,263

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net (loss) income	$(1,435)	$916
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	6,397	5,973
Amortization of deferred rent	(1,808)	(1,268)
Amortization of debt issue costs	13	45
Loss on disposal of property and equipment	92	108
Stock-based compensation expense	789	895
Deferred income taxes	532	(151)
Changes in assets and liabilities:
Inventories, net	778	(885)
Prepaid expenses and other current assets	2,867	1,773
Other noncurrent assets	(790)	(546)
Accounts payable	(8,667)	(4,273)
Accounts payable to related party vendor	(217)	(146)
Income taxes payable/refundable	(1,382)	(5,057)
Accrued expenses and other current and noncurrent liabilities	4,189	5,276

Net cash provided by operating activities	1,358	2,660

Cash flows from investing activities:
Capital expenditures	(5,587)	(8,682)

Net cash used in investing activities	(5,587)	(8,682)

Cash flows from financing activities:
Refinancing costs	—	(224)
Employee stock purchases	96	97

Net cash provided by (used in) financing activities	96	(127)

Cash and cash equivalents:
Net decrease	(4,133)	(6,149)
Beginning of the period	63,937	44,352

End of the period	$59,804	$38,203

Supplemental schedule of non-cash activities:
Purchases of property and equipment awaiting processing for payment	$2,260	$3,055

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States operating 401 stores in 36 states as of April 29, 2017, as well as an e-Commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc. and Kirkland’s Texas, LLC. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended April 29, 2017 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

Certain amounts in the fiscal 2016 condensed consolidated financial statements have been reclassified to conform to the fiscal 2017 presentation. These reclassifications had no effect on reported net income. In the fourth quarter of fiscal 2016, the Company concluded that it was appropriate to classify related party transactions separately in the consolidated financial statements. In fiscal 2016, this information was provided in the notes to the consolidated financial statements. See “Note 6 — Related Party Transactions” for further discussion. Also, certain amounts in the operating activities section of the cash flow statement have been reclassified to conform to the current period presentation.

Note 2 — Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended April 29, 2017 and April 30, 2016, the Company recorded an income tax benefit of 36.3% of loss before income taxes and an income tax expense of 39.3% of pre-tax income, respectively.

Note 3 — Loss or Earnings Per Share

Basic loss or earnings per share is computed by dividing net loss or income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted loss or earnings per share is computed by dividing net loss or income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss or earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss or earnings per share, because to do so would have been antidilutive, were approximately 1.4 million and 476,000 shares for the 13-week periods ended April 29, 2017 and April 30, 2016, respectively.

Note 4 — Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint and intends to file a motion to dismiss. The Company believes that the case is without merit and intends to vigorously defend. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company is also party to other pending legal proceedings and claims arising in the normal course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is unlikely that these proceedings and any claims in excess of insurance coverage will have a material effect on the financial condition, operating results or cash flows of the Company.

Note 5 — Stock-Based Compensation

The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants.

The Company granted no stock options or restricted stock units during each of the 13-week periods ended April 29, 2017 and April 30, 2016. Total stock-based compensation expense (a component of compensation and benefits) was $789,000 for the 13-week period ended April 29, 2017 and $895,000 for the 13-week period ended April 30, 2016. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter.

Note 6 — Related Party Transactions

The Company has an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of the Company’s two Vice Presidents of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended
	April 29, 2017	April 30, 2016
Related Party Vendor:
Purchases	$11,702	$8,546
Purchases as a percent of total merchandise purchases	21.7%	15.4%

Note 7 — New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of fiscal 2017 using a prospective application. The adoption of this guidance did not have a material impact to the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-04, “Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” This update requires that liabilities related to the sale of prepaid stored-value products (gift cards) be adjusted periodically to reflect breakage. The Company adopted this guidance in the first quarter of fiscal 2017. The Company was recording gift card breakage prior to the adoption of this guidance; therefore, the adoption of this guidance did not have a material impact to the consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This update addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2017, which did not have a material impact to the consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement will be applied prospectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the awards are exercised or settled. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company accounts for forfeitures of share-based awards when they occur. The Company will apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which had been previously classified as cash flows from financing activities will be reclassified as cash flows from operating activities.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. GAAP and thereby reduces the current and potential future diversity in practice. The Company adopted this guidance in the first quarter of fiscal 2017. The adoption of this guidance did not impact the classification of any of the Company’s cash flow activity and therefore did not have a material impact to the consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 will be effective for the Company at the beginning of its fiscal 2018 year. Companies that transition to this new standard may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company is still evaluating transition approaches as well as the impact the adoption of ASU 2014-09 will have on its consolidated financial statements.

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

Note 8 — Senior Credit Facility

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

On February 26, 2016, the Company entered into a Joinder and First Amendment to Amended and Restated Credit Agreement (the “2016 Credit Agreement”). The 2016 Credit Agreement increased the Company’s senior secured revolving credit facility from $50 million to $75 million, increased the swingline availability from $5 million to $10 million, extended the maturity date from August 2016 to February 2021 and added a $25 million incremental accordion feature. Borrowings under the 2016 Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.

Borrowings under the 2011 and 2016 Credit Agreements are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

The Company is subject to an Amended and Restated Security Agreement (“Security Agreement”) with its Lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreements.

As of April 29, 2017, the Company was in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $47.3 million available for borrowing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A — “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 401 stores in 36 states as of April 29, 2017, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer franchise.

During the 13-week period ended April 29, 2017, we opened eight new stores and closed 11 stores compared to 14 new store openings and eight store closures during the 13-week period ended April 30, 2016. The following table summarizes our stores and square footage under lease:

	As of April 29, 2017	As of April 30, 2016
Number of stores	401	382
Square footage	3,156,140	2,938,578
Average square footage per store	7,871	7,693

13-Week Period Ended April 29, 2017 Compared to the 13-Week Period Ended April 30, 2016

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	April 29, 2017		April 30, 2016		Change
	$	%	$	%	$	%
Net sales	$132,841	100.0%	$129,911	100.0%	$2,930	2.3%
Cost of sales (exclusive of depreciation as show below)	85,217	64.1%	80,374	61.9%	4,843	6.0%

Gross profit	47,624	35.9%	49,537	38.1%	(1,913)	(3.9%)
Operating expenses:
Compensation and benefits	26,510	20.0%	25,527	19.6%	983	3.9%
Other operating expenses	16,995	12.8%	16,513	12.7%	482	2.9%
Depreciation	6,397	4.8%	5,973	4.6%	424	7.1%

Total operating expenses	49,902	37.6%	48,013	36.9%	1,889	3.9%

Operating (loss) income	(2,278)	(1.7%)	1,524	1.2%	(3,802)	(249.5%)
Interest expense, net	61	—%	73	0.1%	(12)	(16.4%)
Other income, net	(86)	—%	(59)	(0.1%)	(27)	45.8%

(Loss) income before income taxes	(2,253)	(1.7%)	1,510	1.2%	(3,763)	(249.2%)
Income tax (benefit) expense	(818)	(0.6%)	594	0.5%	(1,412)	(237.7%)

Net (loss) income	$(1,435)	(1.1%)	$916	0.7%	$(2,351)	(256.7%)

Net sales. Net sales increased 2.3% to $132.8 million for the first fiscal quarter of 2017 compared to $129.9 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $7.5 million. This was partially offset by a decrease in comparable store sales, including e-Commerce sales, of 3.8% or $4.6 million. Comparable store sales, including e-Commerce sales, increased 0.5% in the prior year period. For the first fiscal quarter of 2017, the e-Commerce business was up 32.0% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 6.6%. For brick-and-mortar stores, the comparable store sales decrease was primarily due a decrease in transactions partially offset by a slight increase in the average ticket. The decreased transactions resulted from a decline in traffic, partially offset by an increase in conversion. The e-Commerce business benefitted from an increase in website traffic combined with an increase in conversion and average order value. The merchandise categories contributing most to the comparable store sales decrease were art, textiles and fragrances.

Gross profit. Gross profit as a percentage of net sales decreased from 38.1% in the first quarter of fiscal 2016 to 35.9% in the first quarter of fiscal 2017. The overall decrease in gross profit margin was primarily due to higher store occupancy, outbound freight and central distribution costs as well as lower merchandise margins. Store occupancy costs as a percentage of net sales increased 87 basis points due to the deleverage impact from the decline in brick and mortar comparable store sales. Outbound freight costs, which include e-Commerce shipping, increased 75 basis points as a percentage of net sales partially as a result of higher e-Commerce shipping costs due to the continued expansion of our third-party drop shipping program. Central distribution costs as a percentage of net sales increased 52 basis points in part due to the deleverage of comparable store sales. Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight), inventory shrinkage, and loyalty reward program charges. Merchandise margin excludes outbound freight, store occupancy and central distribution costs. Merchandise margin decreased 14 basis points from 55.8% in the first quarter of fiscal 2016 to 55.7% in the first quarter of fiscal 2017. The decrease in merchandise margin was primarily due to increased promotional activity during the quarter partially offset by a decrease in expenses related to our loyalty program.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased from 19.6% in the first fiscal quarter of 2016 to 20.0% in the first fiscal quarter of 2017. At the store level, compensation and benefits expenses increased 55 basis points in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2016 as a percentage of net sales due to higher store payroll and healthcare costs as well as lower comparable store sales. At the corporate level, compensation and benefits expenses decreased 23 basis points in the first quarter of fiscal 2017 as compared to the first quarter of fiscal 2017 as a percentage of net sales due to lower payroll and stock-based compensation expenses.

Other operating expenses. Other operating expenses as a percentage of net sales increased 7 basis points from 12.7% in the first quarter of fiscal 2016 to 12.8% in the first quarter of fiscal 2017. At the corporate level, other operating expenses increased 12 basis points as a percentage of net sales. At the store level, other operating expenses decreased 14 basis points as a percentage of net sales. E-commerce related operating expenses increased 9 basis points as a percentage of net sales versus the prior year period.

Depreciation. Depreciation increased 22 basis points as a percentage of net sales due to an increase in capital expenditures in recent fiscal years for new store openings and the implementation of technology upgrades.

Income tax (benefit) expense. We recorded an income tax benefit of approximately $0.8 million, or 36.3% of the loss before income taxes during the first quarter of fiscal 2017 compared to income tax expense of approximately $0.6 million, or 39.3% of pre-tax income during the prior year quarter.

Net income and earnings per share. As a result of the foregoing, we reported a net loss of $1.4 million, or $0.09 per diluted share, for the first quarter of fiscal 2017 as compared to net income of $0.9 million, or $0.06 per diluted share, for the first quarter of fiscal 2016.

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

Cash flows from operating activities. Net cash provided by operating activities was approximately $1.4 million and $2.7 million for the first quarters of fiscal 2017 and 2016, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of a decline in operating performance partially offset by changes in working capital.

Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2017 consisted of $5.6 million in capital expenditures as compared to $8.7 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to the opening of eight new stores during the period, investments in our existing stores, improvements to our supply chain and information technology system investments. Capital expenditures in the prior year period related primarily to the opening of 14 new stores during the period, investments in our existing stores, improvements to our supply chain, as well as investments in our omni-channel systems. We expect that capital expenditures for all of fiscal 2017 will be approximately $23 to $27 million, primarily to fund the leasehold improvements of new stores, with the remainder focused on supply chain investments and existing store initiatives.

Cash flows from financing activities. Net cash provided by financing activities was approximately $0.1 million for the first quarter of fiscal 2017, and was primarily related to employee stock purchases. Net cash used in financing activities was approximately $0.1 million for the first quarter of fiscal 2016, and was primarily related to debt issuance costs partially offset by employee stock purchases.

Revolving credit facility. During the period of August 19, 2011 through February 26, 2016, we were party to the 2011 Credit Agreement with Bank of America, N.A. as administrative agent and collateral agent, and the Lenders. The 2011 Credit Agreement included a senior secured revolving credit facility of $50 million, a swingline availability of $5 million and a maturity date of August 2016. Borrowings under the 2011 Credit Agreement bore interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility was 37.5 basis points per annum.

On February 26, 2016, we entered into the 2016 Credit Agreement with Bank of America, N.A. as administrative agent and collateral agent, and the Lenders, amending our prior credit agreement entered into in 2011. The 2016 Credit Agreement increased our senior secured revolving credit facility from $50 million to $75 million, increased the swingline availability from $5 million to $10 million, added a $25 million incremental accordion feature, extended the maturity date from August 2016 to February 2021 and added a $25 million incremental accordion feature. Borrowings under the 2016 Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.

Borrowings under the 2011 and 2016 Credit Agreements are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

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

As of April 29, 2017, we were in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $47.3 million available for borrowing.

As of April 29, 2017, our balance of cash and cash equivalents was approximately $59.8 million. We do not anticipate any borrowings under the credit facility during fiscal 2017. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Related Party Transactions

We have an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of our two Vice Presidents of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended
	April 29, 2017	April 30, 2016
Related Party Vendor:
Purchases	$11,702	$8,546
Purchases as a percent of total merchandise purchases	21.7%	15.4%

Significant Contractual Obligations and Commercial Commitments

Construction Commitments

As of April 29, 2017, the Company had no material commitments related to construction projects extending greater than twelve months.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2017. Refer to our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, for a summary of our critical accounting policies.

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

•	If we do not generate sufficient cash flow, we may not be able to implement our growth strategy.

•	If we are unable to profitably open and operate new stores at a rate that exceeds planned store closings, we may not be able to adequately execute our growth strategy, resulting in a decrease in net sales and net income.

•	Our success depends upon our marketing, advertising and promotional efforts. If we are unable to implement them successfully, or if our competitors market, advertise or promote more effectively than we do, our revenue may be adversely affected.

•	We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products resulting in reduced net sales.

•	We may not be able to successfully respond to technological change, our website could become obsolete and our financial results and conditions could be adversely affected.

•	Inventory loss and theft and the inability to anticipate inventory needs may result in reduced net sales.

•	Inability to successfully develop and maintain a relevant and reliable omni-channel experience for our customers could adversely affect our sales, results of operations and reputation.

•	Our results could be negatively impacted if our merchandise offering suffers a substantial impediment to its reputation due to real or perceived quality issues.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.

•	Weather conditions could adversely affect our sales and/or profitability by affecting consumer shopping patterns.

•	We are exposed to the risk of natural disasters, pandemic outbreaks, global political events, war and terrorism that could disrupt our business and result in lower sales, increased operating costs and capital expenditures.

•	Our performance may be affected by general economic conditions.

•	Our profitability is vulnerable to inflation and cost increases.

•	Our business is highly seasonal and our fourth quarter contributes a disproportionate amount of our net sales, net income and cash flow, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

•	Failure to control merchandise returns could negatively impact the business.

•	We may experience significant variations in our quarterly results.

•	Our comparable store net sales fluctuate due to a variety of factors.

•	Our freight costs and thus our cost of goods sold are impacted by changes in fuel prices.

•	New tax policies could adversely affect our operating results.

•	New legal requirements could adversely affect our operating results.

•	Litigation may adversely affect our business, financial condition, results of operations or liquidity.

•	Product liability claims could adversely affect our reputation.

•	If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.

•	Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation; the expansion of our e-Commerce Business has inherent cybersecurity risks that may result in business disruptions.

•	Our hardware and software systems are vulnerable to damage that could harm our business.

•	We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory which could result in a loss of net sales.

•	We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales resulting in reduced gross profit.

•	Our success is highly dependent on our planning and control processes and our supply chain, and any disruption in or failure to continue to improve these processes may result in a loss of net sales and net income.

•	We depend on key personnel, and, if we lose the services of any member of our senior management team, we may not be able to run our business effectively.

•	Our charter and bylaw provisions and certain provisions of Tennessee law may make it difficult in some respects to cause a change in control of Kirkland’s and replace incumbent management.

•	If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results.

•	The market price for our common stock might be volatile and could result in a decline in the value of your investment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended January 28, 2017.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Vice President and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of April 29, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint and intends to file a motion to dismiss. The Company believes that the case is without merit and intends to vigorously defend. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company is also party to other pending legal proceedings and claims arising in the normal course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is unlikely that these proceedings and claims in excess of insurance coverage will have a material effect on the financial condition, operating results or cash flows of the Company.

ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I, Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Vice President and Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended April 29, 2017, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: June 5, 2017	KIRKLAND’S, INC.

/s/ W. Michael Madden
W. Michael Madden President and Chief Executive Officer

Date: June 5, 2017	/s/ Adam C. Holland
Adam C. Holland Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document
31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended April 29, 2017, furnished in XBRL (eXtensible Business Reporting Language))