Form 10-Q
period 2017-07-29
KIRKLAND'S, INC
filed 2017-09-07
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2017

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

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

Common Stock, no par value - 16,011,169 shares outstanding as of August 24, 2017.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	July 29,	January 28,	July 30,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$48,694	$63,937	$29,581
Inventories, net	73,391	75,447	74,166
Prepaid expenses and other current assets	19,457	13,656	19,874
Total current assets	141,542	153,040	123,621
Property and equipment:
Equipment	20,091	19,525	19,107
Furniture and fixtures	78,432	78,492	75,533
Leasehold improvements	112,435	109,494	104,431
Computer software and hardware	56,532	52,740	50,238
Projects in progress	6,400	5,520	5,217
Property and equipment, gross	273,890	265,771	254,526
Accumulated depreciation	(162,667)	(154,901)	(142,369)
Property and equipment, net	111,223	110,870	112,157
Deferred income taxes	1,022	1,198	—
Other assets	6,026	5,038	3,184
Total assets	$259,813	$270,146	$238,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,166	$32,890	$29,067
Accounts payable to related party vendor	4,618	5,008	3,317
Income taxes payable	—	6,273	—
Accrued expenses	31,030	30,270	26,446
Total current liabilities	64,814	74,441	58,830
Deferred rent	53,384	52,656	52,185
Deferred income taxes	2,172	479	1,784
Other liabilities	9,674	8,757	7,610
Total liabilities	130,044	136,333	120,409
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 29, 2017, January 28, 2017, or July 30, 2016, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 16,011,169; 15,906,635; and 15,890,898 shares issued and outstanding at July 29, 2017, January 28, 2017, and July 30, 2016, respectively	166,408	165,245	163,682
Accumulated deficit	(36,639)	(31,432)	(45,129)
Total shareholders’ equity	129,769	133,813	118,553
Total liabilities and shareholders’ equity	$259,813	$270,146	$238,962

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$131,683	$123,017	$264,524	$252,928
Cost of sales	75,684	71,981	151,295	143,650
Cost of sales related to merchandise purchased from related party vendor	11,004	8,763	20,610	17,468
Cost of sales (exclusive of depreciation as shown below)	86,688	80,744	171,905	161,118
Gross profit	44,995	42,273	92,619	91,810
Operating expenses:
Compensation and benefits	25,974	24,930	52,484	50,457
Other operating expenses	18,079	16,943	35,074	33,456
Depreciation	6,638	6,295	13,035	12,268
Total operating expenses	50,691	48,168	100,593	96,181
Operating loss	(5,696)	(5,895)	(7,974)	(4,371)
Interest expense	65	66	126	139
Other income, net	(133)	(52)	(219)	(111)
Loss before income taxes	(5,628)	(5,909)	(7,881)	(4,399)
Income tax benefit	(1,856)	(2,342)	(2,674)	(1,748)
Net loss	$(3,772)	$(3,567)	$(5,207)	$(2,651)
Loss per share:
Basic	$(0.24)	$(0.22)	$(0.33)	$(0.17)
Diluted	$(0.24)	$(0.22)	$(0.33)	$(0.17)
Weighted average shares outstanding:
Basic	15,974	15,854	15,943	15,817
Diluted	15,974	15,854	15,943	15,817

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at January 28, 2017	15,906,635	$165,245	$(31,432)	$133,813
Issuance of common stock under employee stock purchase plan	19,941	172	—	172
Exercise of stock options	5,000	—	—	—
Restricted stock issued	101,979	—	—	—
Net share settlement of stock options and restricted stock units	(22,386)	(193)	—	(193)
Stock-based compensation expense	—	1,184	—	1,184
Net loss	—	—	(5,207)	(5,207)
Balance at July 29, 2017	16,011,169	$166,408	$(36,639)	$129,769

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26-Week Period Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net loss	$(5,207)	$(2,651)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	13,035	12,268
Amortization of deferred rent	(3,744)	(2,406)
Amortization of debt issue costs	27	58
Loss on disposal of property and equipment	120	151
Stock-based compensation expense	1,184	1,704
Deferred income taxes	1,869	321
Changes in assets and liabilities:
Inventories, net	2,056	(5,944)
Prepaid expenses and other current assets	(628)	(296)
Other noncurrent assets	(1,015)	(1,037)
Accounts payable	(3,402)	3,231
Accounts payable to related party vendor	(390)	1,059
Income taxes refundable	(11,446)	(9,235)
Accrued expenses and other current and noncurrent liabilities	6,149	7,980
Net cash (used in) provided by operating activities	(1,392)	5,203
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	4
Capital expenditures	(13,830)	(19,633)
Net cash used in investing activities	(13,830)	(19,629)
Cash flows from financing activities:
Refinancing costs	—	(271)
Cash used in net share settlement of stock options and restricted stock	(193)	(263)
Employee stock purchases	172	189
Net cash used in financing activities	(21)	(345)
Cash and cash equivalents:
Net decrease	(15,243)	(14,771)
Beginning of the period	63,937	44,352
End of the period	$48,694	$29,581
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,037	$1,977

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States operating 406 stores in 36 states as of July 29, 2017, as well as an e-Commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended July 29, 2017 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. All references to a fiscal year refer to the fiscal year ending on the Saturday closest to January 31 of the following year.

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

In the fourth quarter of fiscal 2016, the Company concluded that it was appropriate to classify related party transactions separately in the consolidated financial statements. In fiscal 2016, this information was provided in the notes to the consolidated financial statements. See “Note 6 - Related Party Transactions” for further discussion.

In the first quarter of fiscal 2017, the Company adopted accounting guidance which affected the presentation in the statement of cash flows of excess tax benefits or deficiencies from the exercise of stock options as discussed in Note 7. The Company has elected to apply the amendments using a retrospective transition method for all periods presented and therefore the presentation of previously reported excess tax benefits on the unaudited condensed consolidated statements of cash flows has been changed to conform to the presentation used in the current period. As a result, approximately $78,000 of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the 26-week period ended July 30, 2016 have been reclassified as cash flows from operating activities.

Certain other amounts in the fiscal 2016 operating activities section of the condensed consolidated statement of cash flows have been reclassified to conform to the fiscal 2017 presentation. These reclassifications had no effect on reported net income.

For the 13-week and 26-week periods ended July 29, 2017, the Company recorded a $1.2 million one-time out-of-period adjustment of ancillary rent payments to prepaid expenses and other current assets from cost of sales.

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended July 29, 2017 and July 30, 2016, the Company recorded an income tax benefit of 33.0% and 39.6% of the loss before income taxes, respectively. For the 26-week periods ended July 29, 2017 and July 30, 2016, the Company recorded an income tax benefit of 33.9% and 39.7% of the loss before income taxes, respectively. The decrease in the tax rates for both the 13-week and 26-week periods ended July 29, 2017 was primarily due to new accounting guidance related to share-based compensation, which requires the inclusion of excess tax benefits and deficiencies as a component of income taxes. The tax rate for the 26-week period ended July 29, 2017 also decreased due to additional tax credits.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.5 million and 1.4 million shares for the 13-week periods ended July 29, 2017 and July 30, 2016, respectively, and 1.5 million and 1.3 million shares for the 26-week periods ended July 29, 2017 and July 30, 2016, respectively.

Note 4 - Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint and has filed a motion to dismiss. The Company believes that the case is without merit and intends to vigorously defend itself against the allegations. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

The Company is also party to other pending legal proceedings and claims that arise in the normal course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is unlikely that such proceedings and any claims in excess of insurance coverage will have a material effect on the Company’s consolidated financial condition, operating results or cash flows.

Note 5 - Stock-Based Compensation

The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter. The table below sets forth selected stock-based compensation information (in thousands, except share amounts) for the periods indicated:

	13-week periods ended		26-week periods ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Total stock-based compensation expense	$395	$809	$1,184	$1,704
Stock options granted	245,000	189,000	245,000	189,000
Restricted stock units granted	122,500	126,500	122,500	126,500

Note 6 - Related Party Transactions

The Company has an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of the Company’s two Vice Presidents of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Related Party Vendor:
Purchases	$12,389	$8,414	$24,078	$16,960
Purchases as a percent of total merchandise purchases	22.9%	16.0%	22.3%	15.7%

Note 7 - New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This update requires an entity that determines the cost of inventory by methods other than last-in, first-out and the retail inventory method to measure inventory at the lower of cost and net realizable value. The Company adopted this guidance in the first quarter of fiscal 2017 using a prospective application. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products.” This update requires that liabilities related to the sale of prepaid stored-value products (gift cards) be adjusted periodically to reflect breakage. The Company adopted this guidance in the first quarter of fiscal 2017. The Company was recording gift card breakage prior to the adoption of this guidance; therefore, the adoption of this guidance did not have a material impact on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 addresses several aspects of the accounting for share-based compensation transactions including: (a) income tax consequences when awards vest or are settled, (b) classification of awards as either equity or liabilities, (c) a policy election to account for forfeitures as they occur rather than on an estimated basis and (d) classification of excess tax impacts on the statement of cash flows. The Company adopted this guidance in the first quarter of fiscal 2017, which did not have a material impact on its condensed consolidated financial statements and related disclosures. The amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement have been applied prospectively. The inclusion of excess tax benefits and deficiencies as a component of our income tax expense will increase volatility within our provision for income taxes as the amount of excess tax benefits or deficiencies from share-based compensation awards are dependent on our stock price at the date the awards are exercised or settled. The Company does not expect the impact to be material to the consolidated results of operations; however, such determination is subject to change based on facts and circumstances at the time when awards vest or settle. The Company accounts for forfeitures of share-based awards when they occur. The Company has applied the amendments related to the presentation of excess tax benefits on the statement of cash flows using a retrospective transition method, and as a result, excess tax benefits related to share-based awards which had been previously classified as cash flows from financing activities have been reclassified as cash flows from operating activities.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. GAAP and thereby reduces the current and potential future diversity in practice.  The Company adopted this guidance in the first quarter of fiscal 2017. The adoption of this guidance did not impact the classification of any of the Company’s cash flow activity and therefore did not have a material impact on its condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 will be effective for the Company at the beginning of its fiscal 2018 year. Companies that transition to this new standard may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company plans to adopt this standard in the first quarter of fiscal 2018 using the modified retrospective method. The Company is still evaluating the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and is anticipating a material impact on the Company’s consolidated financial statements because the Company is party to a significant number of lease contracts.

Note 8 - Senior Credit Facility

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

As of July 29, 2017, the Company was in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $50.1 million available for borrowing.

Note 9 - Subsequent Events

On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. As of the date of this filing, the Company has not yet repurchased any of its common stock pursuant to this authorization.

On August 25, 2017, Hurricane Harvey made landfall on the Texas coast. The storm has resulted in extensive damage and flooding in Texas and Louisiana, especially in the coastal areas of these states. A full assessment of the extent of the damage is expected to be completed in the weeks ahead. Currently there is uncertainty as to the magnitude of the losses associated with this event and whether such losses would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, filed with the Securities and Exchange Commission on March 31, 2017 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A - “Risk Factors”.

General

We are a specialty retailer of home décor and gifts in the United States, operating 406 stores in 36 states as of July 29, 2017, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.

Overview of Key Financial Measures

Total revenue and gross profit are the most significant drivers of our operating performance. Total revenue consists of all merchandise sales to customers, gift card breakage and shipping revenue associated with internet sales, net of returns and exclusive of sales taxes. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base and treated as a new store for comparable store sales purposes. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores. Gross profit is the difference between total revenue and cost of sales (exclusive of depreciation). Cost of sales (exclusive of depreciation) has various distinct components including: product cost of sales (including inbound freight, inventory shrinkage and loyalty reward program charges), store occupancy costs, outbound freight costs (including e-Commerce shipping) and central distribution costs. Merchandise margin is calculated as net sales minus product cost of sales. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of total revenue can be influenced by many factors including overall sales performance.

Store Growth

During the 13-week period ended July 29, 2017, we opened eight new stores and closed three stores compared to 13 new store openings and four closures during the 13-week period ended July 30, 2016. During the 26-week period ended July 29, 2017, we opened 16 new stores and closed 14 stores compared to 27 new store openings and 12 closures during the 26-week period ended July 30, 2016. The following table summarizes our stores and square footage under lease:

	July 29, 2017	July 30, 2016
Number of stores	406	391
Square footage	3,198,651	3,043,078
Average square footage per store	7,878	7,783

13-Week Period Ended July 29, 2017 Compared to the 13-Week Period July 30, 2016

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	July 29, 2017		July 30, 2016		Change
	$	%	$	%	$	%
Net sales	$131,683	100.0%	$123,017	100.0%	$8,666	7.0%
Cost of sales (exclusive of depreciation as shown below)	86,688	65.8	80,744	65.6	5,944	7.4
Gross profit	44,995	34.2	42,273	34.4	2,722	6.4
Operating expenses:
Compensation and benefits	25,974	19.7	24,930	20.3	1,044	4.2
Other operating expenses	18,079	13.7	16,943	13.8	1,136	6.7
Depreciation	6,638	5.0	6,295	5.1	343	5.4
Total operating expenses	50,691	38.5	48,168	39.2	2,523	5.2
Operating loss	(5,696)	(4.3)	(5,895)	(4.8)	199	(3.4)
Interest expense	65	0.1	66	0.1	(1)	(1.5)
Other income, net	(133)	(0.1)	(52)	(0.1)	(81)	155.8
Loss before income taxes	(5,628)	(4.3)	(5,909)	(4.8)	281	(4.8)
Income tax benefit	(1,856)	(1.4)	(2,342)	(1.9)	486	(20.8)
Net loss	$(3,772)	(2.9)%	$(3,567)	(2.9)%	$(205)	5.7%

Net sales. Net sales increased 7.0% to $131.7 million for the second fiscal quarter of 2017 compared to $123.0 million for the prior year period. The impact of net new store growth contributed an increase in net sales of $7.3 million. This was in addition to an increase in comparable store sales, including e-Commerce sales, of 1.2%, or $1.4 million for the second fiscal quarter in 2017 compared to the prior year period. Comparable store sales, including e-Commerce sales, decreased 4.3% in the prior year period. For the second quarter of fiscal 2017, the e-Commerce business increased 40.1% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 2.2%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decreased transactions resulted from a decline in traffic partially offset by an increase in conversion. The e-Commerce business benefited from an increase in website traffic, conversion and average order value. The merchandise categories contributing most to the comparable store sales increase for the second quarter of fiscal 2017 were outdoor living, furniture, floral and holiday.

Gross profit. Gross profit as a percentage of net sales decreased 20 basis points from 34.4% in the second quarter of fiscal 2016 to 34.2% in the second quarter of fiscal 2017. The overall decrease in gross profit margin was due to lower merchandise margins and higher outbound freight costs partially offset by lower store occupancy and central distribution costs. Merchandise margin decreased approximately 50 basis points from 53.9% in the second quarter of fiscal 2016 to 53.4% in the second quarter of fiscal 2017 due to strategically planned promotions to sell through inventory in several categories, including outdoor living and textiles. Merchandise margin was also affected by a general increase in promotional offers and a growing mix of third-party drop ship sales, partially offset by favorable shrink results. Outbound freight costs, which include e-Commerce shipping, increased approximately 80 basis points as a percentage of net sales, partially as a result of higher e-Commerce shipping costs due to the growth of this channel. Store occupancy costs decreased approximately 100 basis points as a percentage of net sales primarily due to a $1.2 million one-time out-of-period adjustment of ancillary rent payments to prepaid expenses and other current assets. Central distribution costs as a percentage of net sales decreased approximately 10 basis points due primarily to leverage from sales growth.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased from 20.3% in the second fiscal quarter of 2016 to 19.7% in the second fiscal quarter of 2017 due to lower stock-based compensation expense and lower store payroll costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased slightly from 13.8% in the second fiscal quarter of 2016 to 13.7% in the second fiscal quarter of 2017. The decrease as a percentage of net sales was primarily due to a decrease in store supplies and utilities.

Income tax benefit. We recorded an income tax benefit of approximately $1.9 million, or 33.0% of the loss before income taxes during the second quarter of fiscal 2017 compared to an income tax benefit of approximately $2.3 million, or 39.6% of the loss before income taxes during the prior year quarter. The decrease in the tax rate for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily due to new accounting guidance related to share-based compensation, which requires the inclusion of excess tax benefits and deficiencies as a component of income taxes as further discussed in Note 7 in the notes to the condensed consolidated financial statements.

Net loss and loss per share. We reported a net loss of $3.8 million, or $0.24 per diluted share, for the second quarter of fiscal 2017 as compared to a net loss of $3.6 million, or $0.22 per diluted share, for the second quarter of fiscal 2016.

26-Week Period Ended July 29, 2017 Compared to the 26-Week Period July 30, 2016

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	July 29, 2017		July 30, 2016		Change
	$	%	$	%	$	%
Net sales	$264,524	100.0%	$252,928	100.0%	$11,596	4.6%
Cost of sales (exclusive of depreciation as shown below)	171,905	65.0	161,118	63.7	10,787	6.7
Gross profit	92,619	35.0	91,810	36.3	809	0.9
Operating expenses:
Compensation and benefits	52,484	19.8	50,457	19.9	2,027	4.0
Other operating expenses	35,074	13.3	33,456	13.2	1,618	4.8
Depreciation	13,035	4.9	12,268	4.9	767	6.3
Total operating expenses	100,593	38.0	96,181	38.0	4,412	4.6
Operating loss	(7,974)	(3.0)	(4,371)	(1.7)	(3,603)	82.4
Interest expense	126	0.1	139	0.1	(13)	(9.4)
Other income, net	(219)	(0.1)	(111)	(0.1)	(108)	97.3
Loss before income taxes	(7,881)	(3.0)	(4,399)	(1.7)	(3,482)	79.2
Income tax benefit	(2,674)	(1.0)	(1,748)	(0.7)	(926)	53.0
Net loss	$(5,207)	(2.0)%	$(2,651)	(1.0)%	$(2,556)	96.4%

Net sales. Net sales increased 4.6% to $264.5 million for the first half of fiscal 2017 compared to $252.9 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $14.8 million. This was partially offset by a decrease in comparable store sales, including e-Commerce sales, of 1.4%, or $3.2 million. Comparable store sales, including e-Commerce sales, decreased 1.8% in the prior year period. For the first half of fiscal 2017, the e-Commerce business increased 36.2% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 4.5%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decrease in transactions resulted from a decline in traffic partially offset by an increase in conversion. The e-Commerce business benefited from an increase in website traffic coupled with an increase in conversion and an increase in average order size. The merchandise categories contributing most to the comparable store sales decrease for the first half of fiscal 2017 were art, fragrances and textiles.

Gross profit. Gross profit as a percentage of net sales decreased 130 basis points from 36.3% in the first half of fiscal 2016 to 35.0% in the first half of fiscal 2017. The overall decrease in gross profit margin was due to lower merchandise margin and higher outbound freight and central distribution costs. Merchandise margin decreased approximately 40 basis points from 54.9% in the first half of fiscal 2016 to 54.5% in the first half of fiscal 2017. The decrease in merchandise margin was primarily due to strategically planned promotions to sell through inventory in several categories, including outdoor living and textiles. Merchandise margin was also affected by a general increase in promotional offers and a growing mix of third-party drop ship sales, partially offset by favorable shrink results and a decrease in expenses related to our loyalty program. Outbound freight costs increased approximately 80 basis points as a percentage of net sales, partially as a result of higher e-Commerce shipping costs due to the continued expansion of this channel. Central distribution costs increased approximately 10 basis points as a percentage of net sales in part due to the deleverage of comparable stores sales. Store occupancy costs as a percentage of net sales remained flat with a $1.2 million one-

time out-of-period adjustment of ancillary rent payments to prepaid expenses and other current assets offsetting deleverage due to negative comparable store sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased slightly from 19.9% in the first half of fiscal 2016 to 19.8% in the first half of fiscal 2017 primarily due to lower stock-based compensation expense, partially offset by higher store payroll and healthcare costs.

Other operating expenses. Other operating expenses as a percentage of net sales increased slightly from 13.2% in the first half of fiscal 2016 to 13.3% in the first half of fiscal 2017 partially due to increased advertising costs, partially offset by lower store supplies and utilities expense.

Income tax benefit. We recorded an income tax benefit of approximately $2.7 million, or 33.9% of the loss before income taxes during the first half of fiscal 2017 compared to an income tax benefit of approximately $1.7 million, or 39.7% of the loss before income taxes during the prior year period. The decrease in the tax rate for first half of fiscal 2017 compared to the first half of fiscal 2016 was primarily due to new accounting guidance related to share-based compensation, which requires the inclusion of excess tax benefits and deficiencies as a component of income taxes as further discussed in Note 7 in the notes to the condensed consolidated financial statements and increased tax credits.

Net loss and loss per share. We reported a net loss of $5.2 million, or $0.33 per diluted share, for the first half of fiscal 2017 as compared to a net loss of $2.7 million, or $0.17 per diluted share, for the first half of fiscal 2016.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to new store openings; existing store expansions, remodels or relocations; and purchases of equipment or information technology assets for our stores (including e-Commerce), distribution facilities and corporate headquarters. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash.

Cash flows from operating activities. Net cash used in operating activities was approximately $1.4 million during the first half of fiscal 2017 as compared to net cash provided by operating activities of approximately $5.2 million for the first half of fiscal 2016. Cash flows from operating activities depend heavily on operating performance, changes in working capital, and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily the result of changes in working capital partially offset by a decline in operating performance. Inventory decreased over the prior period due to better inventory management and planned resets in several categories, which also drove a decrease in accounts payable, along with timing of payments.

Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2017 consisted of $13.8 million in capital expenditures as compared to $19.6 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to the opening of 16 new stores during the period, investments in our existing stores and improvements to our supply chain and information technology systems. Capital expenditures in the prior year period related primarily to the opening of 27 new stores during the period, investments in our existing stores and improvements to our supply chain and information technology systems. We expect that capital expenditures for fiscal 2017 will be in the range of $23 to $27 million, primarily to fund the leasehold improvements of new stores, with the remainder focused on supply chain investments and existing store initiatives.

Cash flows from financing activities. Net cash used in financing activities was approximately $21,000 for the first half of fiscal 2017, and was primarily related to the net share settlement of stock options and restricted stock units, partially offset by employee stock purchases. Net cash used in financing activities was approximately $345,000 for the first half of fiscal 2016, and was primarily related to debt refinancing costs and the net share settlement of stock options and restricted stock units, partially offset by employee stock purchases.
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

On February 26, 2016, we entered into the 2016 Credit Agreement. The 2016 Credit Agreement increased our senior secured revolving credit facility from $50 million to $75 million, increased the swingline availability from $5 million to $10 million, extended the maturity date from August 2016 to February 2021 and added a $25 million incremental accordion feature. Borrowings under the 2016 Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.
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
We are subject to a Security Agreement with our Lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the 2011 and 2016 Credit Agreements.
As of July 29, 2017, we were in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $50.1 million available for borrowing.
At July 29, 2017, our balance of cash and cash equivalents was approximately $48.7 million. We do not anticipate any borrowings under the credit facility during fiscal 2017.  We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Share Repurchase Authorization. On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. As of the date of this filing, the Company has not yet repurchased any of its common stock pursuant to this authorization.

Related Party Transactions

We have an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of our two Vice Presidents of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Related Party Vendor:
Purchases	$12,389	$8,414	$24,078	$16,960
Purchases as a percent of total merchandise purchases	22.9%	16.0%	22.3%	15.7%

Significant Contractual Obligations and Commercial Commitments

Construction Commitments. As of July 29, 2017, the Company had no material commitments related to construction projects extending greater than 12 months.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2017. Refer to the Annual Report for a summary of our critical accounting policies.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q are “forward-looking statements” made pursuant to these provisions. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “should,” “likely to,” “forecasts,” “strategy,” “goal,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from the results projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of July 29, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint and has filed a motion to dismiss. The Company believes that the case is without merit and intends to vigorously defend itself against the allegations. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

The Company is also party to other pending legal proceedings and claims that arise in the normal course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is unlikely that such proceedings and any claims in excess of insurance coverage will have a material effect on the Company’s consolidated financial condition, operating results or cash flows.

ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I - Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 28, 2017, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended July 29, 2017, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 7, 2017	/s/ W. Michael Madden
W. Michael Madden President and Chief Executive Officer
Date: September 7, 2017	/s/ Nicole A. Strain
Nicole A. Strain Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended July 29, 2017, furnished in XBRL (eXtensible Business Reporting Language))