Form 10-Q
period 2017-10-28
KIRKLAND'S, INC
filed 2017-11-30
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value - 15,994,457 shares outstanding as of November 15, 2017.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	October 28,	January 28,	October 29,
	2017	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$27,885	$63,937	$28,260
Inventories, net	107,322	75,447	99,989
Prepaid expenses and other current assets	23,063	13,656	19,503
Total current assets	158,270	153,040	147,752
Property and equipment:
Equipment	20,618	19,525	19,321
Furniture and fixtures	79,481	78,492	77,390
Leasehold improvements	116,251	109,494	107,640
Computer software and hardware	57,683	52,740	51,158
Projects in progress	9,046	5,520	6,932
Property and equipment, gross	283,079	265,771	262,441
Accumulated depreciation	(167,952)	(154,901)	(148,508)
Property and equipment, net	115,127	110,870	113,933
Deferred income taxes	968	1,198	—
Other assets	6,552	5,038	3,135
Total assets	$280,917	$270,146	$264,820
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,030	$32,890	$44,062
Accounts payable to related party vendor	7,671	5,008	8,614
Income taxes payable	—	6,273	—
Accrued expenses	34,699	30,270	29,711
Total current liabilities	86,400	74,441	82,387
Deferred rent	54,196	52,656	53,846
Deferred income taxes	2,561	479	1,689
Other liabilities	9,916	8,757	8,347
Total liabilities	153,073	136,333	146,269
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 28, 2017, January 28, 2017, or October 29, 2016, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 16,002,387; 15,906,635; and 15,899,840 shares issued and outstanding at October 28, 2017, January 28, 2017, and October 29, 2016, respectively	167,063	165,245	164,526
Accumulated deficit	(39,219)	(31,432)	(45,975)
Total shareholders’ equity	127,844	133,813	118,551
Total liabilities and shareholders’ equity	$280,917	$270,146	$264,820

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$144,979	$138,240	$409,503	$391,168
Cost of sales	82,773	78,637	234,068	224,127
Cost of sales related to merchandise purchased from related party vendor	11,668	9,125	32,278	24,753
Cost of sales (exclusive of depreciation as shown below)	94,441	87,762	266,346	248,880
Gross profit	50,538	50,478	143,157	142,288
Operating expenses:
Compensation and benefits	28,072	27,050	80,556	77,507
Other operating expenses	19,427	18,601	54,501	52,057
Depreciation	6,806	6,435	19,841	18,703
Total operating expenses	54,305	52,086	154,898	148,267
Operating loss	(3,767)	(1,608)	(11,741)	(5,979)
Interest expense	69	67	195	206
Other income	(229)	(61)	(448)	(172)
Loss before income taxes	(3,607)	(1,614)	(11,488)	(6,013)
Income tax benefit	(1,245)	(768)	(3,919)	(2,516)
Net loss	$(2,362)	$(846)	$(7,569)	$(3,497)
Loss per share:
Basic	$(0.15)	$(0.05)	$(0.48)	$(0.22)
Diluted	$(0.15)	$(0.05)	$(0.48)	$(0.22)
Weighted average shares outstanding:
Basic	16,013	15,897	15,932	15,844
Diluted	16,013	15,897	15,932	15,844

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at January 28, 2017	15,906,635	$165,245	$(31,432)	$133,813
Issuance of common stock under employee stock purchase plan	28,179	253	—	253
Exercise of stock options	28,346	—	—	—
Restricted stock issued	101,979	—	—	—
Net share settlement of stock options and restricted stock units	(43,851)	(201)	—	(201)
Repurchase and retirement of common stock	(18,901)	—	(218)	(218)
Stock-based compensation expense	—	1,766	—	1,766
Net loss	—	—	(7,569)	(7,569)
Balance at October 28, 2017	16,002,387	$167,063	$(39,219)	$127,844

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39-Week Period Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net loss	$(7,569)	$(3,497)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	19,841	18,703
Amortization of deferred rent	(5,784)	(3,856)
Amortization of debt issue costs	40	70
Loss on disposal of property and equipment	157	295
Stock-based compensation expense	1,766	2,521
Deferred income taxes	2,312	205
Changes in assets and liabilities:
Inventories, net	(31,875)	(31,767)
Prepaid expenses and other current assets	(2,071)	708
Other noncurrent assets	(1,554)	(1,000)
Accounts payable	10,502	18,307
Accounts payable to related party vendor	2,663	6,356
Income taxes refundable	(13,609)	(9,915)
Accrued expenses and other current and noncurrent liabilities	12,912	15,093
Net cash (used in) provided by operating activities	(12,269)	12,223
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	4
Capital expenditures	(23,617)	(28,069)
Net cash used in investing activities	(23,617)	(28,065)
Cash flows from financing activities:
Refinancing costs	—	(271)
Cash used in net share settlement of stock options and restricted stock	(201)	(263)
Employee stock purchases	253	284
Repurchase and retirement of common stock	(218)	—
Net cash used in financing activities	(166)	(250)
Cash and cash equivalents:
Net decrease	(36,052)	(16,092)
Beginning of the period	63,937	44,352
End of the period	$27,885	$28,260
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,997	$1,896

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor and gifts in the United States operating 415 stores in 36 states as of October 28, 2017, as well as an e-Commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. All intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended October 28, 2017 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks.

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

In the first quarter of fiscal 2017, the Company adopted accounting guidance which affected the presentation in the statement of cash flows of excess tax benefits or deficiencies from the exercise of stock options. See “Note 8 - New Accounting Pronouncements” for further discussion. The Company has elected to apply the amendments using a retrospective transition method for all periods presented and therefore the presentation of previously reported excess tax benefits on the unaudited condensed consolidated statements of cash flows has been changed to conform to the presentation used in the current period. As a result, approximately $78,000 of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities in the 39-week period ended October 29, 2016 have been reclassified as cash flows from operating activities.

Certain other amounts in the fiscal 2016 operating activities section of the condensed consolidated statement of cash flows have been reclassified to conform to the fiscal 2017 presentation. These reclassifications had no effect on reported net income.

For the 39-week period ended October 28, 2017, the Company recorded a $1.2 million one-time out-of-period adjustment of ancillary rent payments to prepaid expenses and other current assets from cost of sales.

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended October 28, 2017 and October 29, 2016, the Company recorded an income tax benefit of 34.5% and 47.6% of the loss before income taxes, respectively. For the 39-week periods ended October 28, 2017 and October 29, 2016, the Company recorded an income tax benefit of 34.1% and 41.8% of the loss before income taxes, respectively. The decrease in the tax rates for both the 13-week and 39-week periods ended October 28, 2017 was primarily due to new accounting guidance related to share-based compensation, which requires the inclusion of excess tax benefits and deficiencies as a component of income taxes.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.6 million and 1.5 million shares for the 13-week periods ended October 28, 2017 and October 29, 2016, respectively, and 1.5 million and 1.4 million shares for the 39-week periods ended October 28, 2017 and October 29, 2016, respectively.

Note 4 - Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint and has filed a motion to dismiss. On November 29, 2017, the Magistrate Judge recommended that the Company’s motion to dismiss be denied. The Company will file objections to the recommendation and plans to appeal if the recommendation is adopted by the Court. The Company continues to believe that the case is without merit and intends to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

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

	13-Week Period Ended		39-Week Period Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Stock-based compensation expense	$582	$817	$1,766	$2,521
Stock options granted	—	—	245,000	189,000
Restricted stock units granted	2,000	—	148,500	126,500

Note 6 - Related Party Transactions

The Company has an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of the Company’s two Vice Presidents of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Related Party Vendor:
Purchases	$17,684	$16,318	$41,743	$33,257
Purchases as a percent of total merchandise purchases	20.4%	19.8%	21.5%	17.5%

Note 7 - Stock Repurchase Program
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. For the 13-week and 39-week periods ended October 28, 2017, the Company repurchased and retired 18,901 shares of common stock at an aggregate cost of approximately $218,000 under this repurchase plan. As of October 28, 2017, the Company had approximately $9.8 million remaining under the plan.

Note 8 - New Accounting Pronouncements

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update clarifies and provides specific guidance on eight cash flow classification issues that are not currently addressed by U.S. generally accepted accounting principles and thereby reduces the current and potential future diversity in practice.  The Company adopted this guidance in the first quarter of fiscal 2017. The adoption of this guidance did not impact the classification of any of the Company’s cash flow activity and therefore did not have a material impact on its condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 will be effective for the Company at the beginning of its fiscal 2018 year. Companies that transition to this new standard may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company plans to adopt this standard in the first quarter of fiscal 2018 using the modified retrospective method. The Company has identified its loyalty program and right of return as the areas that will most likely be affected by the new revenue recognition guidance. The Company is still in the process of evaluating the impact the adoption of ASU 2014-09 will have on its condensed consolidated financial statements.

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

Note 9 - Senior Credit Facility

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

As of October 28, 2017, the Company was in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $75.0 million available for borrowing.

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

General

We are a specialty retailer of home décor and gifts in the United States, operating 415 stores in 36 states as of October 28, 2017, as well as an e-Commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including framed art, mirrors, wall décor, candles and related items, lamps, decorative accessories, accent furniture, textiles, garden-related accessories and artificial floral products. Our stores also offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. In addition, we use innovative design and packaging to market home décor items as gifts. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.

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

Store Growth

During the 13-week period ended October 28, 2017, we opened 10 new stores and closed one store compared to 11 new store openings and one closure during the 13-week period ended October 29, 2016. During the 39-week period ended October 28, 2017, we opened 26 new stores and closed 15 stores compared to 38 new store openings and 13 closures during the 39-week period ended October 29, 2016. The following table summarizes our stores and square footage under lease:

	October 28, 2017	October 29, 2016
Number of stores	415	401
Square footage	3,275,638	3,130,780
Average square footage per store	7,893	7,807

13-Week Period Ended October 28, 2017 Compared to the 13-Week Period Ended October 29, 2016

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	October 28, 2017		October 29, 2016		Change
	$	%	$	%	$	%
Net sales	$144,979	100.0%	$138,240	100.0%	$6,739	4.9%
Cost of sales (exclusive of depreciation as shown below)	94,441	65.1	87,762	63.5	6,679	7.6
Gross profit	50,538	34.9	50,478	36.5	60	0.1
Operating expenses:
Compensation and benefits	28,072	19.4	27,050	19.6	1,022	3.8
Other operating expenses	19,427	13.4	18,601	13.5	826	4.4
Depreciation	6,806	4.7	6,435	4.6	371	5.8
Total operating expenses	54,305	37.5	52,086	37.7	2,219	4.3
Operating loss	(3,767)	(2.6)	(1,608)	(1.2)	(2,159)	134.3
Interest expense	69	—	67	—	2	3.0
Other income	(229)	(0.1)	(61)	—	(168)	275.4
Loss before income taxes	(3,607)	(2.5)	(1,614)	(1.2)	(1,993)	123.5
Income tax benefit	(1,245)	(0.9)	(768)	(0.6)	(477)	62.1
Net loss	$(2,362)	(1.6)%	$(846)	(0.6)%	$(1,516)	179.2%

Net sales. Net sales increased 4.9% to $145.0 million for the third quarter of fiscal 2017 compared to $138.2 million for the prior year period. The impact of net new store growth contributed an increase in net sales of $5.5 million. This was in addition to an increase in comparable store sales, including e-Commerce sales, of 0.7%, or $1.0 million for the third quarter of fiscal 2017 compared to the prior year period. Excluding the impact of Hurricanes Harvey and Irma in the third quarter of fiscal 2017, comparable store sales increased 2.0%. Comparable store sales, including e-Commerce sales, decreased 2.3% in the prior year period. For the third quarter of fiscal 2017, the e-Commerce business increased 40.9% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 2.5%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decreased transactions resulted from a decline in traffic partially offset by an increase in conversion. The increase in average ticket resulted from an increase in average retail price partially offset by a decrease in items per transaction. The e-Commerce business benefited from an increase in website traffic and average order value. The merchandise categories contributing most to the comparable store sales increase for the third quarter of fiscal 2017 were floral, holiday and furniture.

Gross profit. Gross profit as a percentage of net sales decreased 160 basis points from 36.5% in the third quarter of fiscal 2016 to 34.9% in the third quarter of fiscal 2017. The overall decrease in gross profit margin was due to higher outbound freight, central distribution and store occupancy costs partially offset by higher merchandise margin. Outbound freight costs, which include e-Commerce shipping, increased approximately 125 basis points as a percentage of net sales, which was driven by an increase in e-Commerce shipping costs due to the continued expansion of this channel. Central distribution costs as a percentage of net sales increased approximately 50 basis points. Both outbound freight and central distribution costs were impacted by supply chain bottlenecks due in part to a cyber-attack that affected one of our key logistics partners on the West Coast. Downtime caused by the attack led to a temporary backlog of inventory and resulted in higher than anticipated labor and transportation costs as we dealt with a compressed flow ahead of our busy season. Store occupancy costs increased approximately 10 basis points as a percentage of net sales primarily due to deleverage from negative brick-and-mortar comparable store sales. Merchandise margin increased approximately 25 basis points from 55.5% in the third quarter of fiscal 2016 to 55.7% in the third quarter of fiscal 2017 due to higher initial retail prices and the elimination of coupon stacking on our clearance category partially offset by a growing mix of third-party drop-ship sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased from 19.6% in the third quarter of fiscal 2016 to 19.4% in the third quarter of fiscal 2017 as a result of lower corporate payroll costs due to a higher rate of capitalization for supply chain projects and lower stock-based compensation expense due to forfeitures, partially offset by an increase in store labor.

Other operating expenses. Other operating expenses as a percentage of net sales decreased slightly from 13.5% in the third fiscal quarter of 2016 to 13.4% in the third fiscal quarter of 2017. The decrease as a percentage of net sales was primarily due to a decrease in workers compensation insurance reserves and professional fees partially offset by an increase in advertising expenses and expenses related to Hurricanes Harvey and Irma.

Income tax benefit. We recorded an income tax benefit of approximately $1.2 million, or 34.5% of the loss before income taxes during the third quarter of fiscal 2017, compared to an income tax benefit of approximately $0.8 million, or 47.6% of the loss before income taxes during the prior year quarter. The decrease in the tax rate for the third quarter of fiscal 2017 compared to the prior year quarter was primarily due to new accounting guidance related to share-based compensation, which requires the inclusion of excess tax benefits and deficiencies as a component of income taxes as further discussed in “Note 8 - New Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Net loss and loss per share. We reported a net loss of $2.4 million, or $0.15 per diluted share, for the third quarter of fiscal 2017 as compared to a net loss of $0.8 million, or $0.05 per diluted share, for the third quarter of fiscal 2016. The total estimated earnings impact of Hurricanes Harvey and Irma in the third quarter of fiscal 2017, including lost sales and property losses, was $0.05 per diluted share.

39-Week Period Ended October 28, 2017 Compared to the 39-Week Period Ended October 29, 2016

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	October 28, 2017		October 29, 2016		Change
	$	%	$	%	$	%
Net sales	$409,503	100.0%	$391,168	100.0%	$18,335	4.7%
Cost of sales (exclusive of depreciation as shown below)	266,346	65.0	248,880	63.6	17,466	7.0
Gross profit	143,157	35.0	142,288	36.4	869	0.6
Operating expenses:
Compensation and benefits	80,556	19.7	77,507	19.8	3,049	3.9
Other operating expenses	54,501	13.3	52,057	13.3	2,444	4.7
Depreciation	19,841	4.9	18,703	4.8	1,138	6.1
Total operating expenses	154,898	37.9	148,267	37.9	6,631	4.5
Operating loss	(11,741)	(2.9)	(5,979)	(1.5)	(5,762)	96.4
Interest expense	195	—	206	—	(11)	(5.3)
Other income	(448)	(0.1)	(172)	—	(276)	160.5
Loss before income taxes	(11,488)	(2.8)	(6,013)	(1.5)	(5,475)	91.1
Income tax benefit	(3,919)	(1.0)	(2,516)	(0.6)	(1,403)	55.8
Net loss	$(7,569)	(1.8)%	$(3,497)	(0.9)%	$(4,072)	116.4%

Net sales. Net sales increased 4.7% to $409.5 million for the first three quarters of fiscal 2017 compared to $391.2 million for the prior year period. The impact of net new store growth contributed an increase to net sales of $20.4 million. This was partially offset by a decrease in comparable store sales, including e-Commerce sales, of 0.6%, or $2.3 million. Comparable store sales, including e-Commerce sales, decreased 2.0% in the prior year period. For the first three quarters of fiscal 2017, the e-Commerce business increased 37.9% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 3.8%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decrease in transactions resulted from a decline in traffic partially offset by an increase in conversion. The increase in average ticket resulted from an increase in average retail price partially offset by a decrease in items per transaction. The e-Commerce business benefited from an increase in website traffic, conversion and average retail price partially offset by a decline in items per transaction. The merchandise categories contributing most to the comparable store sales decrease for the first three quarters of fiscal 2017 were art, housewares and textiles.

Gross profit. Gross profit as a percentage of net sales decreased 140 basis points from 36.4% in the first three quarters of fiscal 2016 to 35.0% in the first three quarters of fiscal 2017. The overall decrease in gross profit margin was due to higher outbound freight and central distribution costs combined with a slightly lower merchandise margin. Outbound freight costs increased approximately 100 basis points as a percentage of net sales, partially as a result of higher e-Commerce shipping costs due to the continued expansion of this channel. Central distribution costs increased approximately 30 basis points as a percentage of net sales in part due to the deleverage of comparable store sales and higher labor costs due to supply chain bottlenecks due in part to our third party logistics partner business disruption. Store occupancy costs as a percentage of net sales remained flat due to a $1.2 million one-time out-of-period adjustment of ancillary rent payments to prepaid expenses and other current assets offsetting deleverage due to negative comparable store sales. Merchandise margin decreased approximately 10 basis points from 55.1% in the first three quarters of fiscal 2016 to 55.0% in the first three quarters of fiscal 2017. The decrease in merchandise margin was primarily due to strategically planned promotions to sell through inventory in several categories, including outdoor living and textiles. Merchandise margin was also affected by a general increase in promotional offers and a growing mix of third-party drop ship sales, partially offset by favorable shrink results and a decrease in expenses related to our loyalty program.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased slightly from 19.8% in the first three quarters of fiscal 2016 to 19.7% in the first three quarters of fiscal 2017 primarily as a result of lower stock-based compensation expense due to forfeitures.

Other operating expenses. Other operating expenses as a percentage of net sales remained flat at 13.3% in each of the first three quarters of fiscal 2016 and fiscal 2017.

Income tax benefit. We recorded an income tax benefit of approximately $3.9 million, or 34.1% of the loss before income taxes during the first three quarters of fiscal 2017, compared to an income tax benefit of approximately $2.5 million, or 41.8% of the loss before income taxes during the prior year period. The decrease in the tax rate for first three quarters of fiscal 2017 compared to the first three quarters of fiscal 2016 was primarily due to new accounting guidance related to share-based compensation, which requires the inclusion of excess tax benefits and deficiencies as a component of income taxes as further discussed in “Note 8 - New Accounting Pronouncements” in the notes to the condensed consolidated financial statements.

Net loss and loss per share. We reported a net loss of $7.6 million, or $0.48 per diluted share, for the first three quarters of fiscal 2017 as compared to a net loss of $3.5 million, or $0.22 per diluted share, for the first three quarters of fiscal 2016.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $12.3 million during the first three quarters of fiscal 2017 as compared to net cash provided by operating activities of approximately $12.2 million for the first three quarters of fiscal 2016. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The change in the amount of cash from operations as compared to the prior year period was primarily due to the timing of accounts payable payments, higher income tax payments and a decline in operating performance.

Cash flows from investing activities. Net cash used in investing activities for the first three quarters of fiscal 2017 consisted of $23.6 million in capital expenditures as compared to $28.1 million in capital expenditures for the prior year period. The capital expenditures in the current year period related to the opening of 26 new stores during the period, improvements to our supply chain and information technology systems, and investments in our existing stores. Capital expenditures in the prior year period related primarily to the opening of 38 new stores during the period, investments in our existing stores and improvements to our supply chain and information technology systems. We expect that capital expenditures for fiscal 2017 will be in the range of $27 to $29 million, primarily for the purpose of leasehold improvements at new stores, investments in supply chain and omni-channel technologies, and existing store initiatives.

Cash flows from financing activities. Net cash used in financing activities was approximately $166,000 for the first three quarters of fiscal 2017, and was primarily related to the net share settlement of stock options and restricted stock units and the repurchase and retirement of common stock, partially offset by employee stock purchases. Net cash used in financing activities was approximately $250,000 for the first three quarters of fiscal 2016, and was primarily related to debt refinancing costs and the net share settlement of stock options and restricted stock units, partially offset by employee stock purchases.
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
As of October 28, 2017, we were in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $75.0 million available for borrowing.
At October 28, 2017, our balance of cash and cash equivalents was approximately $27.9 million. We do not anticipate any borrowings under the credit facility during fiscal 2017.  We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Share repurchase authorization. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. For the 13-week and 39-week periods ended October 28, 2017, we repurchased and retired 18,901 shares of common stock at an aggregate cost of approximately $218,000 under this repurchase plan. As of October 28, 2017, we had approximately $9.8 million remaining under our plan.

Related Party Transactions

We have an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of our two Vice Presidents of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Related Party Vendor:
Purchases	$17,684	$16,318	$41,743	$33,257
Purchases as a percent of total merchandise purchases	20.4%	19.8%	21.5%	17.5%

Significant Contractual Obligations and Commercial Commitments

Construction Commitments. As of October 28, 2017, the Company had no material commitments related to construction projects extending greater than 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our President and Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of October 28, 2017 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint and has filed a motion to dismiss. On November 29, 2017, the Magistrate Judge recommended that the Company’s motion to dismiss be denied. The Company will file objections to the recommendation and plans to appeal if the recommendation is adopted by the Court. The Company continues to believe that the case is without merit and intends to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the third quarter of fiscal 2017, ended October 28, 2017, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)
July 30, 2017 to August 26, 2017	—	$—	—	$10,000
August 27, 2017 to September 30, 2017	7,000	$11.03	7,000	$9,923
October 1, 2017 to October 28, 2017	11,901	$11.81	11,901	$9,782
Total	18,901	$11.52	18,901	$9,782

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

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document

31.1	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended October 28, 2017, furnished in XBRL (eXtensible Business Reporting Language))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: November 30, 2017	/s/ W. Michael Madden
W. Michael Madden President and Chief Executive Officer
Date: November 30, 2017	/s/ Nicole A. Strain
Nicole A. Strain Interim Chief Financial Officer