Form 10-K
period 2018-02-03
KIRKLAND'S, INC
filed 2018-04-03
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of July 28, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $151 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.
As of March 16, 2018, there were 15,754,655 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 6, 2018, are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended February 3, 2018 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in Item 1A. Risk Factors and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.
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
General
We are a specialty retailer of home décor in the United States, operating 418 stores in 36 states as of February 3, 2018, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, framed art, furniture, ornamental wall décor, fragrance and accessories, mirrors, lamps, decorative accessories, textiles, housewares, gifts, artificial floral products, frames, clocks and outdoor living items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.
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
Strong value proposition. Our customers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores, through catalogs, or on the Internet. This strategy of providing a combination of style, quality and value is an important element in making Kirkland’s a destination store. While we carry some items in our stores that sell for several hundred dollars, most items sell for under $30 and are perceived by our customers as very affordable home décor, accessories and gifts. Our longstanding relationships with vendors and our ability to place and sell-through large orders of a single item enhance our ability to attain favorable product pricing from vendors.
Broad market appeal. Our stores operate successfully across different geographic regions and market sizes. The flexibility of our concept enables us to select the most promising real estate opportunities that meet requisite economic and demographic criteria within the target markets where our customers live and shop. In addition to our stores, we sell direct-to-customer and facilitate orders for in-store pickup through our website at www.kirklands.com. We view our e-commerce channel as a crucial part of our overall business strategy, allowing us to introduce our concept to new customers and complement our “brick-and-mortar” business for a true omni-channel brand experience.

Brick-and-mortar store growth. With only 418 stores in 36 states as of the end of fiscal 2017, we view expansion of the number of our physical store locations as an opportunity for growth. During fiscal 2018, we expect to increase our total retail square footage by approximately 2% to 3%. We will focus on infill opportunities in some of our core markets, as well as expansion opportunities in the Northeast and Southeast and under-penetrated markets in the West. We expect to open 20 to 25 new locations during fiscal 2018, and expect to close approximately 10 to 15 locations. The new store openings during fiscal 2018 are expected to be equally spread over the first three quarters of the fiscal year, while closings during fiscal 2018 are expected to be weighted towards the first half of the year. Longer-term, we see an opportunity for annual square footage growth in both existing and new markets, but over the short-term we are slowing the pace of new store growth compared to recent years in order to prioritize sustained improvement in overall sales productivity.
e-Commerce growth. As customers increasingly turn to the web for their shopping, we expect our e-commerce channel to provide another growth opportunity. We are continuing to capture additional market share by attracting new customers via the website. We launched third-party drop shipping in fiscal 2015 to give our customers a wider assortment of product offerings. We plan on continued expansion of our third-party drop shipping product offerings in fiscal 2018. Additionally, we are continuing to use the e-commerce channel to enrich the brick-and-mortar store experience, and have plans to implement a “Buy Online, Pick Up in Store” fulfillment option out of existing store inventory to support the blending of the channels into one omni-channel experience. For fiscal 2017, our e-commerce channel accounted for approximately $65.6 million in revenue, or about 10.3% of our net sales. This represents a 36.7% increase in the e-commerce business compared to the prior year period on a 52-week comparable basis. We expect our e-commerce business to continue to grow at a pace greater than brick-and-mortar for the foreseeable future.
Merchandising
Merchandising strategy. Our merchandising strategy is to (i) offer unique, distinctive and often exclusive, quality home décor products at affordable prices representing great value to our customers, (ii) maintain a breadth of productive merchandise categories, (iii) provide a carefully edited selection of core items within targeted categories, (iv) emphasize new and fresh-to-market merchandise by continually updating our merchandise mix, and (v) present merchandise in a visually appealing manner to create an inviting atmosphere which inspires decorating and gift-giving ideas and encourages frequent store visits.
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
We purchase merchandise from approximately 200 vendors, and our buying team works closely with vendors to differentiate Kirkland’s merchandise from that of our competitors. For products that are not manufactured specifically for Kirkland’s, we may create custom packaging as a way to differentiate our merchandise offering and reinforce our brand. Exclusive or proprietary products distinguish us from our competition, enhance the value of our merchandise and provide the opportunity to improve our net sales and gross margin. We regularly monitor the sell-through of our merchandise; therefore, the number and make-up of our active items is continuously changing based on changes in selling trends.
Product assortment. Our major merchandise categories include holiday décor, art, furniture, ornamental wall décor, fragrance and accessories, mirrors, lamps, decorative accessories, textiles, housewares, gifts, artificial floral products, frames, clocks and outdoor living items.

The following table presents the percentage of net sales contributed by our major merchandise categories based on our current category structure over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2017	Fiscal 2016	Fiscal 2015
Holiday	16%	14%	13%
Art	11	12	14
Furniture	11	10	9
Ornamental Wall Décor	10	10	11
Fragrance and Accessories	9	10	9
Mirrors	7	7	7
Lamps	7	7	6
Decorative Accessories	6	6	6
Textiles	6	7	7
Housewares	4	5	5
Gift	4	4	4
Floral	3	3	3
Frames	2	2	3
Clocks	2	2	2
Outdoor Living	2	1	1
Total	100%	100%	100%
Strong value proposition. We continually strive to increase the perceived value of Kirkland’s products to our customers through our distinctive merchandising, carefully coordinated in-store signage, visual presentation and product packaging. Our shoppers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores, through catalogs, or on the Internet. Our stores typically have two major semi-annual sale events, one in January and one in July. We also use temporary promotions throughout the year featuring specific items or categories of merchandise. We believe our value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.
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

Store Operations
General. In addition to corporate management and two Regional Directors, 27 Multi-Unit Managers (who generally have responsibility for an average of 16 stores within a geographic district) manage store operations. A Store Manager and one to three Assistant Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates seven days a week with an average of 15 to 18 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.
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
Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, our success depends on our ability to promote and/or recruit qualified Multi-Unit and Store Managers and maintain quality full-time and part-time employees. Multi-Unit Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new associates. We constantly look for motivated and talented people to promote from within Kirkland’s, in addition to recruiting outside Kirkland’s. All employees are trained utilizing the “K University” training program. Store Managers train at a designated “training store” where they work directly with a qualified Training Store Manager. Multi-Unit Managers onboard at our Corporate office in addition to spending time with designated Senior Multi-Unit Manager Trainers.
Compensation and incentives. Multi-Unit and Store Managers are compensated with a base salary plus periodic bonuses based on performance. Senior Assistant Managers are compensated on an hourly basis plus periodic bonuses based on performance. Assistant Managers and Sales associates are compensated on an hourly basis. In addition, we periodically run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.
Real Estate
Strategy. Our real estate strategy is to identify dominant retail properties that are convenient and attractive to our target customer. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets, middle markets and smaller markets. As we execute our store growth strategy, we are focused on infill opportunities in some of our existing markets as well as expansion opportunities in the Northeast and Southeast and under-penetrated markets in the West to provide us with the unit growth to achieve our goals.
Formats. We operate stores in a variety of off-mall venues and enclosed malls. As of February 3, 2018, we operated 394 stores in off-mall venues and 24 stores in enclosed malls, of which 16 were outward-facing. Off-mall stores included 351 in “power” strip centers and “lifestyle” centers, 15 in outlet centers and 28 freestanding locations. The average size of the new stores we opened in fiscal 2017 was approximately 8,300 square feet, and we currently expect our fiscal 2018 new stores to be primarily in off-mall shopping centers of similar average size.
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

The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014	Fiscal 2013
Stores open at beginning of period	404	376	344	324	323
Store openings	31	42	43	34	24
Store closings	(17)	(14)	(11)	(14)	(23)
Stores open at end of period	418	404	376	344	324
Distribution and Logistics
We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach encompasses all parts of the supply chain, from the manufacturer overseas to the store selling floor. Our 771,000 square-foot distribution center in Jackson, Tennessee has a warehouse management system and material handling equipment that streamline the flow of goods within the distribution center. We also lease an additional 303,000 square-foot facility in Jackson, Tennessee which serves as the fulfillment center for e-commerce. We continue to evaluate the impact of our omni-channel strategies on our business, and are currently implementing enhancements to our supply chain infrastructure and warehouse management system to support our store unit growth and e-commerce goals.
In fiscal 2016, we implemented a new west coast distribution operation, which provides for better flow of merchandise through our supply chain network. By virtue of this operation, we also gain control of inventory earlier, which expands our options for future store and e-commerce fulfillment capabilities.
We currently utilize third-party carriers to transport merchandise from our distribution center to our stores. All of our stores utilize direct, full truckload deliveries, which results in lower distribution costs and allows our field personnel to better schedule store associates for the receiving process.
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
Marketing
Although our overall marketing efforts encompass various techniques, in recent years, we have had a significant focus on e-mail communication and direct mail. We now manage a database of approximately 3.6 million active e-mail addresses and 2.5 million home addresses that have been provided by our customers, primarily through an in-store collection process. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. In addition, our customer loyalty program, K Club, enhances our ability to create engagement with our best customers.
In an effort for continuous improvement in how to best reach customers, we have begun to leverage digital marketing tools including paid search, display campaigns and social media. We have an active and engaged social media presence. Social media allows us to both inspire consumers as well as actively communicate with them. With our digital display campaigns, we are able to target new consumers who are most likely to be receptive to the Kirkland’s message.
Our in-store marketing efforts emphasize signage, window banners, displays and other techniques to attract customers and to enhance the shopping experience.

Omni-Channel
We connect with our customers in their manner of choosing, whether that is in store, on our e-commerce website (www.kirklands.com), e-mail, social media, direct mail or through our customer service center. Our goal is to be available anytime, anywhere and in any way our customers choose to engage with our brand. Our website provides our customers with the ability to purchase Kirkland’s merchandise online and have it delivered directly to their homes or their nearest Kirkland’s store. Customers may also use the website as a resource to locate a store, preview our merchandise, join our K Club loyalty program, apply for a Kirkland’s credit card and purchase gift cards online. In fiscal 2018, we plan to further develop our e-commerce capabilities by adding numerous new features and functions, including implementation of a “Buy Online, Pick Up in Store” fulfillment option, expanding our vendor direct shipping business and improving our mobile experience.
The information contained or incorporated in our website is not a part of this Form 10-K.
Trademarks
All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, “Kirkland’s Outlet,” and “The Kirkland Collection.”
We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, KIRKLAND’S®, THE KIRKLAND COLLECTION®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, MARKET AND VINE™ and LOVE THE POSSIBILITIES, LOVE THE PRICE®. These marks have historically been important components in our merchandising and marketing strategy. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.
Competition
The retail market for home décor is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Some of our main competitors include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, At Home, Target, Ebay, Amazon and Wayfair. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise selection, price, customer service, visual appeal of the merchandise and the store and the convenience of our store locations. The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 to 15 years. We believe we compete effectively with other retailers due to our experience in identifying a broad collection of distinctive merchandise, pricing it to be attractive to the target Kirkland’s customer, presenting it in a visually appealing manner and providing a quality shopping experience.
In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See Item 1A of this Form 10-K, captioned “Risk Factors.”
Employees
We employed approximately 7,500 employees as of February 3, 2018. The number of employees fluctuates with seasonal needs. None of our employees are covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.
Seasonality
We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our net sales and operating results, which are typical of many specialty retailers and generally common to most retailers. Due to the importance of the fall selling season, which includes Thanksgiving and Christmas, the last quarter of our fiscal year has historically contributed, and is expected to continue to contribute, a disproportionate amount of our net sales, net income and cash flow for the entire fiscal year.

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
Executive Officers of Kirkland’s
The name, age and position of each of our executive officers as of April 3, 2018 are as follows:
W. Michael Madden, 48, has been a Director of Kirkland’s and President and Chief Executive Officer since February 2015. Prior to his appointment as Chief Executive Officer, Mr. Madden served as President and Chief Operating Officer since August 2014. He also served as Senior Vice President and Chief Financial Officer from January 2008 to July 2014, Vice President and Chief Financial Officer from May 2006 to December 2007, and Vice President of Finance from May 2005 to April 2006. From July 2000 to May 2005, he served as Director of Finance. Prior to joining Kirkland’s, Mr. Madden served as Assistant Controller with Trammell Crow Company, a real estate development, investment, and operations company, and was with PricewaterhouseCoopers LLP. At PricewaterhouseCoopers LLP, he served in positions of increasing responsibility over six years culminating as Manager-Assurance and Business Advisory Services where he worked with various clients, public and private, in the retail and consumer products industries.
Michael Cairnes, 58, has been Executive Vice President and Chief Operating Officer since November 2016. Prior to his appointment as Chief Operating Officer, Mr. Cairnes was with Michael’s Stores, where he served concurrently as President of its Aaron’s Brothers retail business, since 2015, and President of its Artistree framing business, since 2007. Prior to Michael’s, Mr. Cairnes held senior leadership positions at Brushstrokes, a publisher of art canvases, and Larson-Juhl, a manufacturer of home décor products. He also has served as a board and strategy advisor to Bain Capital and Blackstone.
Nicole A. Strain, 44, has been Interim Chief Financial Officer since May 2017. Prior to her appointment as Interim Chief Financial Officer, Mrs. Strain served as Controller from November 2016 to April 2017. Prior to joining Kirkland’s, Mrs. Strain served as the Vice President of Finance and Principal Accounting Officer for Logan’s Roadhouse, Inc., a Nashville-based restaurant company, from 2005 through July of 2015. While at Logan’s, Mrs. Strain also served as the interim Chief Financial Officer and Principal Financial Officer.
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
The retail market is a highly competitive market. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and Internet-based retailers, which sell similar lines of merchandise to those carried by us. Our competitors, many of which are larger and have substantially greater financial and other resources than us, include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, At Home, Target, Ebay, Amazon and Wayfair. Our “brick-and-mortar” stores and our www.kirklands.com website also compete with the ever-increasing number of Internet retail websites offering home décor merchandise. The availability of home décor merchandise from various competitors on the Internet could result in increased price competition as our customers are more readily able to comparison shop, which could reduce our sales, prices and margins and adversely affect our results of operations.
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
Specialty retail is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of home décor tends to be highly correlated with cycles in consumers’ disposable income and trends in the housing market. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Because of the seasonality of our business, economic downturns, increased sourcing costs, or scarcity in equipment during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. As purchases of home décor items may decline during recessionary periods, a prolonged recession, including any related decrease in consumers’ disposable incomes, may have a material adverse effect on our business, financial condition and results of operations.
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
The Tax Cuts and Jobs Act could have material effects on the Company.
The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017, significantly reforming the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, includes changes to U.S. Federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of certain capital expenditures and modifies or repeals many business deductions and credits. We continue to examine the impact the Tax Act may have on our business. The estimated impact of the Tax Act is based on our management’s current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and we continue to assess the impact of the recently enacted federal tax reform legislation on our business and our consolidated financial statements.
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
Our largest vendor is deemed to be a related party because its principal owner is the spouse of one of the Company’s two Vice Presidents of Merchandising. During fiscal 2017, the Company’s purchases from this related party vendor totaled approximately $57.4 million, or 21.5% of total merchandise purchases. Any disruption in the relationship could negatively impact our ability to achieve anticipated operating results.
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
A significant portion of the distribution of products to our stores and directly to our customers is coordinated through our two distribution facilities in Jackson, Tennessee. We depend on the orderly operation of these receiving and distribution facilities, which rely on adherence to shipping schedules and effective management. We are also currently exploring alternative distribution methods and from time to time we make significant upgrades to our warehouse management software. If these changes or upgrades do not go smoothly, then we could face significant disruptions with our distribution process. In addition, we cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason. Any significant disruption in the operations of our distribution facilities would have a material adverse effect on our ability to maintain proper inventory levels in our stores and satisfy our e-commerce customers, which could result in a loss of net sales and net income.
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
The following table indicates the states where our stores are located and the number of stores within each state as of February 3, 2018:

State	Number of Stores	State	Number of Stores
Texas	62	New Jersey	9
Florida	39	Ohio	9
California	25	Arkansas	8
Georgia	25	Oklahoma	8
North Carolina	23	New York	6
Tennessee	18	Colorado	5
Alabama	16	Kansas	5
Arizona	16	Minnesota	5
Louisiana	15	Wisconsin	5
Illinois	13	Maryland	4
Pennsylvania	12	Nevada	4
Virginia	12	Delaware	3
Missouri	11	Iowa	2
Mississippi	11	North Dakota	2
Indiana	10	Nebraska	2
Michigan	10	New Mexico	2
South Carolina	10	West Virginia	1
Kentucky	9	Wyoming	1
		Total	418

Item 3.	Legal Proceedings
We were named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that we, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. We deny the material allegations of the complaint. On January 9, 2018, the District Court denied our motion to dismiss this matter. On January 31, 2018, the Court granted our motion to stay the proceedings in our case pending the Third Circuit’s decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir.). The J. Crew case presents the exact same standing issues as our case, but in J. Crew the defendant won its motion to dismiss. The Third Circuit heard oral argument in the J. Crew case on February 9, 2018, and a decision is expected later this spring or summer. We continue to believe that the case is without merit and intend to vigorously defend ourselves against the allegations. The matter is covered by insurance, and we do not believe that the case will have a material adverse effect on our consolidated financial condition, operating results or cash flows.

We are also party to other pending legal proceedings and claims that arise in the normal course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, our management is of the opinion that it is unlikely that such proceedings and any claims in excess of insurance coverage will have a material effect on our consolidated financial condition, operating results or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On March 16, 2018, there were approximately 42 holders of record and approximately 3,818 beneficial owners of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$13.88	$10.88	$17.51	$11.57
Second Quarter	$12.18	$8.64	$16.41	$13.02
Third Quarter	$12.49	$8.23	$15.51	$11.90
Fourth Quarter	$13.20	$10.61	$17.22	$11.66
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

Stock Price Performance Graph
This graph shows changes in the value of Kirkland’s stock as compared to the S&P 500 Index and the S&P Retail Index from February 2, 2013 to February 3, 2018 (the Company’s fiscal year-end). The comparison assumes that $100 was invested on February 2, 2013 in the Company’s common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Kirkland’s, Inc., the S&P 500 Index
and the S&P Retail Index
Issuer Repurchases of Equity Securities
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. In fiscal 2017, the Company repurchased and retired 51,923 shares of common stock at an aggregate cost of approximately $604,000 under this repurchase plan. As of February 3, 2018, the Company had approximately $9.4 million remaining under the plan.
Shares of common stock repurchased by the Company during the fourth quarter of fiscal 2017, ended February 3, 2018, were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased (in 000s)
October 29, 2017 to November 25, 2017	14,230	$11.76	14,230	$9,615
November 26, 2017 to December 30, 2017	2,000	11.69	2,000	9,592
December 31, 2017 to February 3, 2018	16,792	11.65	16,792	9,396
Total	33,022	$11.70	33,022	$9,396
Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases is based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the plan at any time.

Item 6.	Selected Financial Data
The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year (1)
	2017	2016	2015	2014	2013
	(Numbers in thousands, except store, square footage data and per share amounts)
Summary of Operations
Net sales (2)	$634,117	$594,328	$561,807	$507,621	$460,563
Gross profit (3)	207,536	202,492	202,501	188,712	168,294
Operating expenses (3)	198,184	185,493	176,310	160,071	144,302
Operating income	9,352	16,999	26,191	28,641	23,992
Income before income taxes	9,816	16,975	26,097	28,820	23,959
Net income	5,296	11,046	16,573	17,814	14,530
GAAP diluted earnings per share	$0.33	$0.68	$0.94	$1.00	$0.82
Dividends declared per common share outstanding	$—	$—	$1.50	$—	$—
Other Financial Data
Comparable store sales increase (decrease) (4)	0.3%	(2.9)%	2.9%	6.1%	0.5%
Number of stores at year end	418	404	376	344	324
Average net sales per store (5)	$1,389	$1,385	$1,454	$1,441	$1,383
Average net sales per gross square foot (6)	$176	$179	$191	$191	$186
Average net sales per selling square foot (7)	$238	$241	$257	$257	$251
Average gross square footage per store at fiscal year end	7,893	7,798	7,666	7,550	7,464
Merchandise margin as a percentage of net sales (8)	54.3%	54.5%	54.7%	55.4%	54.5%
Gross profit as a percentage of net sales (3)	32.7%	34.1%	36.0%	37.2%	36.5%
Operating expenses as a percentage of net sales	31.3%	31.2%	31.4%	31.5%	31.3%
Effective tax rate	46.0%	34.9%	36.5%	38.2%	39.4%
Return on assets (ROA) (9)	1.9%	4.4%	6.7%	7.3%	6.6%
Return on equity (ROE) (10)	3.9%	8.7%	12.2%	12.4%	11.5%
Balance Sheet Data
Current assets	$177,399	$153,040	$127,780	$163,791	$150,504
Current liabilities	$96,940	$74,441	$59,495	$57,380	$52,647
Working capital	$80,459	$78,599	$68,285	$106,411	$97,857
Total assets	$299,197	$270,146	$235,256	$256,949	$232,671
Total liabilities	$158,436	$136,333	$115,561	$105,887	$97,442
Total shareholders’ equity	$140,761	$133,813	$119,695	$151,062	$135,229

(1)	Fiscal 2017 includes 53 weeks. Other fiscal years presented include 52 weeks.

(2)
Net sales includes gift card breakage revenue of approximately $0.8 million in fiscal 2017, as compared to approximately $1.1 million, $1.0 million, $0.9 million, and $1.1 million in fiscal years 2016, 2015, 2014, and 2013, respectively.

(3)
Prior periods have been adjusted for supply chain and store-related depreciation expense being reclassified from operating expenses to gross profit. Amounts related to supply chain and store depreciation expense that were reclassified from operating expenses to gross profit are approximately $19.0 million, $16.3 million, $14.2 million and $12.5 million for fiscal 2016, 2015, 2014 and 2013, respectively.

(4)
Comparable store sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year in which the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. The e-commerce store is included in comparable store sales. The fiscal 2017 comparable store sales increase is shown on a 52-week basis.

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

(8)
Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight, inventory shrinkage and loyalty reward program charges). Merchandise margin excludes outbound freight costs (including e-commerce shipping), store occupancy costs, central distribution costs and depreciation of leasehold improvements, equipment and other property in our stores and distribution centers.

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
Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2017 represented the 53 weeks ended on February 3, 2018. Fiscal 2016 represented the 52 weeks ended on January 28, 2017. Fiscal 2015 represented the 52 weeks ended on January 30, 2016.
Introduction
We are a specialty retailer of home décor in the United States, operating 418 stores in 36 states as of February 3, 2018, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, framed art, furniture, ornamental wall décor, fragrance and accessories, mirrors, lamps, decorative accessories, textiles, housewares gifts, artificial floral products, frames, clocks and outdoor living items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.
Overview of Key Financial Measures
Net sales and gross profit are the most significant drivers to our operating performance. Net sales consists of all merchandise sales to customers, gift card breakage revenue and shipping revenue associated with e-commerce sales, net of returns and excludes sales taxes. Our net sales for fiscal 2017 increased by 6.7% to $634.1 million from $594.3 million in fiscal 2016. The net sales increase in fiscal 2017 resulted primarily from the net growth in the store base of 14 stores, increased e-commerce sales and a slight increase in comparable store sales. Comparable store sales, including the increase in e-commerce sales, increased 0.3% for fiscal 2017 on a 52-week basis. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.
Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components including: product cost of sales (including inbound freight, inventory shrinkage and loyalty reward program charges), store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs (including

e-commerce shipping) and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed.
Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For fiscal 2017, gross profit increased 2.5% to $207.5 million from $202.5 million for fiscal 2016. Gross profit percentage for fiscal 2017 decreased to 32.7% of net sales from 34.1% of net sales for fiscal 2016, due primarily to higher outbound freight costs, lower merchandise margins and higher central distribution costs.
Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs such as depreciation and amortization associated with corporate and omni-channel property and equipment. Because many operating expenses are fixed costs, and because operating costs tend to rise over time, increases in comparable store sales typically are necessary to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to understand fully our operating performance, we typically identify such costs separately where significant in the consolidated statements of income so that we can evaluate comparable expense data across different periods.
Strategic Areas of Emphasis
We opened 31 new stores and closed 17 stores in fiscal 2017 compared to 42 new store openings and 14 store closures in fiscal 2016. For fiscal 2017, we ended the year with 418 stores versus 404 stores at the end of fiscal 2016, representing a 3.5% increase in store units and a 4.7% increase in store square footage. We expect to open 20 to 25 new locations during fiscal 2018 and expect to close approximately 10 to 15 locations. The timing of the new store openings will be equally spread over the first three quarters of the fiscal year, while closings will be weighted heavier toward the first half of the fiscal year. We are slowing the pace of our new store growth in fiscal 2018 compared to recent years as we prioritize sustained improvement in overall sales productivity before embarking on more aggressive store expansion plans.
The following table summarizes our stores in terms of size as of February 3, 2018 and January 28, 2017:

	As of February 3, 2018	As of January 28, 2017
Number of stores	418	404
Square footage	3,299,172	3,150,311
Average square footage per store	7,893	7,798
An important part of our growth strategy includes investing in technology to provide the infrastructure to support our future needs. Looking forward, we are focusing on advancing our omni-channel model and improving our supply chain. We plan to further develop our e-commerce capabilities by adding numerous new features and functions, including implementation of a “Buy Online, Pick Up in Store” fulfillment option, expanding our vendor direct shipping business and improving our mobile experience. We view these projects as essential and supportive to the execution of our omni-channel growth strategy.
Our cash balances increased from $63.9 million at January 28, 2017 to $80.2 million at February 3, 2018 reflecting our operating performance and changes in working capital. Our objective is to finance all of our operating and investing activities for fiscal 2018 with cash provided by operations as we have done in fiscal 2017. We expect that capital expenditures for fiscal 2018 will range from $26 million to $29 million, before landlord construction allowances for new stores. Fiscal 2018 capital expenditures are expected to be driven primarily by new store openings and investments in omni-channel and supply chain capabilities.

Fiscal 2017 Compared to Fiscal 2016
Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2017		Fiscal 2016		Change
	$	%	$	%	$	%
Net sales	634,117	100.0%	594,328	100.0%	39,789	6.7%
Cost of sales (1)	426,581	67.3	391,836	65.9	34,745	8.9
Gross profit	207,536	32.7	202,492	34.1	5,044	2.5
Operating expenses:
Compensation and benefits	116,895	18.4	110,277	18.5	6,618	6.0
Other operating expenses	74,299	11.7	68,873	11.6	5,426	7.9
Depreciation (exclusive of depreciation included in cost of sales) (1)	6,990	1.1	6,343	1.1	647	10.2
Operating income	9,352	1.5	16,999	2.9	(7,647)	(45.0)
Interest expense	275	—	276	—	(1)	(0.4)
Other income, net	(739)	—	(252)	—	(487)	193.3
Income before income taxes	9,816	1.5	16,975	2.9	(7,159)	(42.2)
Income tax expense	4,520	0.7	5,929	1.0	(1,409)	(23.8)
Net income	$5,296	0.8%	$11,046	1.9%	$(5,750)	(52.1)%

(1)
Beginning in the fourth quarter of 2017, supply chain and store-related depreciation expense has been reclassified from depreciation to cost of sales on the financial statements. Prior year balances have also been reclassified to reflect this change. This reclassification increased cost of sales, thereby decreasing gross profit, by approximately $20.2 million and $19.0 million for the fiscal years ended February 3, 2018 and January 28, 2017, respectively. This reclassification had no impact on net sales, operating income, net income or earnings per share.

Net sales. Net sales increased 6.7% to $634.1 million for fiscal 2017 compared to $594.3 million for fiscal 2016. The net sales increase of $39.8 million in fiscal 2017 resulted primarily from net-new store sales growth of approximately $28.3 million in addition to an increase in total comparable store sales of approximately $1.5 million on a 52-week basis. The impact of the 53rd week in fiscal 2017 accounted for a $10.0 million increase in overall sales. On a 52-week basis, comparable store sales, including e-commerce sales, increased 0.3% for fiscal 2017 compared to a decrease of 2.9% for fiscal 2016. In fiscal 2017, the e-commerce business increased 36.7% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 2.7% on a 52-week basis. The increase in e-commerce comparable sales was due to an increase in website traffic led by a strong increase in transactions combined with an increase in average order value. The decrease in brick-and-mortar comparable stores sales was driven by a decrease in transactions resulting from lower traffic, partially offset by higher conversion. Average ticket also increased year-over-year due to a higher average unit retail price, partially offset by fewer items per transaction. Merchandise categories that contributed positively to fiscal 2017 comparable store sales included holiday, floral and furniture. Merchandise categories performing below last year’s level were art, textiles and housewares.
Gross profit. Gross profit as a percentage of net sales decreased approximately 140 basis points from 34.1% in fiscal 2016 to 32.7% in fiscal 2017. The overall decrease in gross profit margin was due primarily to higher outbound freight costs, lower merchandise margins and higher central distribution costs. Outbound freight costs increased approximately 95 basis points as a percentage of net sales, primarily as a result of higher e-commerce shipping costs due to the continued expansion of this channel. Merchandise margin decreased approximately 25 basis points from 54.5% in fiscal 2016 to 54.3% in fiscal 2017. The decrease in merchandise margin was primarily due to a general increase in promotional offers and a growing mix of third-party drop ship sales which was partially offset by a higher initial retail price and the elimination of stacking coupon offers. Merchandise margin also benefited from favorable shrink results and a decrease in expenses related to our loyalty program. Central distribution costs increased approximately 20 basis points as a percentage of net sales due in part to higher labor costs related to supply chain operational bottlenecks during peak inventory periods.
Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 20 basis points from 18.5% in fiscal 2016 to 18.4%% in fiscal 2017 primarily as a result of lower stock-based compensation expense due to forfeitures.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 10 basis points from 11.6% in fiscal 2016 to 11.7% in fiscal 2017. The increase as a percentage of net sales was primarily due to the deleverage of comparable store sales.
Income tax expense. We recorded income tax expense of $4.5 million, or 46.0% of pre-tax income, during fiscal 2017 compared to income tax expense of $5.9 million, or 34.9% of pre-tax income, during the prior year period. The increase in the tax rate reflects a one-time adjustment to deferred tax asset and liability balances due to the new Tax Cuts and Jobs Act (the “Act”), which reduced the U.S. federal corporate tax rate from 35% to 21% and a change in an accounting rule for taxes associated with share-based compensation which requires the inclusion of excess tax benefits and deficiencies as a component of our income tax expense. We have made a reasonable estimate of the effects of the Act on our existing deferred tax balances as of February 3, 2018 and recognized approximately $419,000 of tax expense as a component of income tax expense associated with the revaluation of our deferred tax asset and liability balances based on the new federal rate of 21%. However, we are still analyzing certain aspects of the Act and are refining our calculations which could potentially affect the measurement of these balances in future periods.
Net income. As a result of the foregoing, we reported net income of $5.3 million, or $0.33 per diluted share, for fiscal 2017 compared to net income of $11.0 million, or $0.68 per diluted share, for fiscal 2016.

Fiscal 2016 Compared to Fiscal 2015
Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2016		Fiscal 2015		Change
	$	%	$	%	$	%
Net sales	594,328	100.0%	561,807	100.0%	32,521	5.8%
Cost of sales (1)	391,836	65.9	359,306	64.0	32,530	9.1
Gross profit	202,492	34.1	202,501	36.0	(9)	—
Operating expenses:
Compensation and benefits	110,277	18.5	102,471	18.2	7,806	7.6
Other operating expenses	68,873	11.6	67,950	12.1	923	1.4
Depreciation (exclusive of depreciation included in cost of sales) (1)	6,343	1.1	5,889	1.0	454	7.7
Operating income	16,999	2.9	26,191	4.7	(9,192)	(35.1)
Interest expense	276	—	346	0.1	(70)	(20.2)
Other income, net	(252)	—	(252)	—	—	—
Income before income taxes	16,975	2.9	26,097	4.6	(9,122)	(35.0)
Income tax expense	5,929	1.0	9,524	1.7	(3,595)	(37.7)
Net income	$11,046	1.9%	$16,573	2.9%	$(5,527)	(33.3)%

(1)
Beginning in the fourth quarter of 2017, supply chain and store-related depreciation expense has been reclassified from depreciation to cost of sales on the financial statements. Prior year balances have also been reclassified to reflect this change. This reclassification increased cost of sales, thereby decreasing gross profit, by approximately $19.0 million and $16.3 million for the fiscal years ended January 28, 2017 and January 30, 2016, respectively. This reclassification had no impact on net sales, operating income, net income or earnings per share.

Net sales. Net sales increased 5.8% to $594.3 million for fiscal 2016 compared to $561.8 million for fiscal 2015. The net sales increase of $32.5 million in fiscal 2016 resulted primarily from net-new store sales growth of approximately $47.8 million, partially offset by a decrease in total comparable store sales of approximately $15.3 million. Comparable store sales, including e-commerce sales, decreased 2.9% for fiscal 2016 compared to an increase of 2.9% for fiscal 2015. In fiscal 2016, the e-commerce business increased 22.4% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 4.7%. The decrease in brick-and-mortar comparable stores sales was driven by a decrease in transactions resulting from lower traffic, partially offset by higher conversion. Average ticket also decreased slightly year-over-year due to fewer items per transaction, partially offset by a higher average unit retail price. Merchandise categories performing below last year’s level were art and textiles. Merchandise categories that contributed positively to fiscal 2016 comparable store sales included holiday and furniture. The increase in e-commerce comparable sales was due to an increase in website traffic coupled with an increase in conversion, slightly offset by a decrease in average order size.
Gross profit. Gross profit as a percentage of net sales decreased approximately 190 basis points from 36.0% for fiscal 2015 to 34.1% in fiscal 2016. The overall decrease in gross profit margin was due primarily to deleveraging of store occupancy, central distribution and outbound freight costs, as well as lower merchandise margins. Store occupancy costs increased approximately 100 basis points as a percentage of net sales, primarily due to a combination of deleverage from lower comparable store sales and higher new store occupancy costs. Our central distribution costs increased approximately 60 basis points as a percentage of net sales primarily due to the addition of a 303,000 square-foot fulfillment facility in Jackson, Tennessee. We began fulfilling e-commerce orders out of this facility in the first quarter of 2016, which resulted in additional startup, labor and operating costs. Merchandise margin decreased approximately 20 basis points from 54.7% of net sales in fiscal 2015 to 54.5% of net sales in fiscal 2016. The decrease as a percentage of net sales was primarily driven by increased promotional activity to stimulate traffic and manage inventory levels, partially offset by lower inbound freight costs as compared to fiscal 2015. Outbound freight costs increased approximately 10 basis points as a percentage of net sales, driven by both increased e-commerce sales and a shift in our e-commerce business to more ship-to-home sales, which carry a higher fulfillment cost. These increases were partially offset by lower outbound-to-store shipping expense.
Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 30 basis points from 18.2% in fiscal 2015 to 18.5% for fiscal 2016, primarily due to deleverage from lower comparable store sales and higher employee benefit expenses.
Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 50 basis points from 12.1% for fiscal 2015 to 11.6% for fiscal 2016. The decrease as a percentage of net sales was primarily due to lower workers’ compensation and general liability expense, advertising costs, professional and legal fees and travel costs.
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
Cash flows from operating activities. Net cash provided by operating activities was $45.1 million, $51.9 million and $33.2 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The decrease in the amount of net cash provided by operations in fiscal 2017 compared to fiscal 2016 was primarily the result of a decline in operating performance and timing of tax payments, partially offset by the timing of accounts payable payments. The increase in the amount of net cash provided by operations in fiscal 2016 compared to fiscal 2015 was primarily the result of changes in working capital, partially offset by a decline in operating performance. Inventory increased over the prior year period due to the growth in store count and e-commerce, as well as gaining control and ownership of inventory earlier in the supply chain from our new west coast distribution operation. This also resulted in a corresponding increase in our accounts payable, thereby having a net positive effect on cash provided by operating activities in fiscal year 2016 compared to fiscal year 2015.
Cash flows from investing activities. Net cash used in investing activities was $28.4 million, $32.2 million and $35.1 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. For each period presented, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction, existing store expenditures, distribution center projects and information technology projects, including investments in our omni-channel systems. The decrease in capital expenditures in fiscal 2017 compared to fiscal 2016 was primarily due to less new stores opened in fiscal 2017 compared to 2016. The decrease in capital expenditures in fiscal 2016 compared to fiscal 2015 was primarily due to less new store construction, distribution center projects and existing store projects. During fiscal 2017, we opened 31 stores compared to 42 stores in fiscal 2016 and 43 stores in fiscal 2015.
Cash flows from financing activities. Net cash used in financing activities was $0.5 million, $0.2 million and $52.8 million for fiscal 2017, fiscal 2016 and fiscal 2015, respectively. During fiscal 2017, we repurchased and retired approximately $0.6 million of common stock. No shares were repurchased or dividends issued during fiscal 2016. Net cash used in fiscal 2015 primarily related to a special cash dividend of $26.0 million and the repurchase and retirement of common stock of $25.2 million. During fiscal 2017, fiscal 2016 and fiscal 2015, we did not make any draws on our revolving credit facility.
Senior credit facility. During the period of August 19, 2011 through February 26, 2016, we were party to an Amended and Restated Credit Agreement (the “2011 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The 2011 Credit Agreement included a senior secured revolving credit facility of $50 million, a swingline availability of $5 million and a maturity date of August 2016. Borrowings under the 2011 Credit Agreement bore interest at an annual rate equal to LIBOR plus a margin ranging from 175 to 225 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility was 37.5 basis points per annum.
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
As of February 3, 2018, we were in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $53.4 million available for borrowing.
As of February 3, 2018, our balance of cash and cash equivalents was approximately $80.2 million. We did not borrow from our credit facility during fiscal 2017, nor do we expect any borrowings during fiscal 2018. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Share repurchase authorization. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases is based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. For the year ended February 3, 2018, we repurchased and retired 51,923 shares of common stock at an aggregate cost of approximately $604,000 under this repurchase plan. As of February 3, 2018, we had approximately $9.4 million remaining under the plan.

Contractual Obligations
The following table identifies payment obligations for the periods indicated under our current contractual arrangements. The amounts set forth below reflect contractual obligations as of February 3, 2018. The timing and/or the amount of the payments may be changed in accordance with the terms of the contracts or new contractual obligations may be added. A summary of our contractual obligations and other commercial commitments as of February 3, 2018 is listed below (in thousands):

	Amount of Commitment per Fiscal Period
	Total	2018	2019 - 2020	2021 - 2022	Thereafter
Operating leases(1)	$364,193	$66,979	$120,038	$87,095	$90,081
Purchase obligations(2)	85,658	85,658	—	—	—
Construction commitments(3)	1,456	1,456	—	—	—
Total	$451,307	$154,093	$120,038	$87,095	$90,081

(1)	These amounts represent future minimum lease payments under non-cancellable operating leases.

(2)	Purchase obligations consist entirely of open purchase orders of merchandise inventory as of February 3, 2018; such orders are generally cancellable at our discretion until the order has been shipped.

(3)	These amounts represent commitments for new store construction projects.
Related Party Transactions
In July 2009, we entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of one of our two Vice Presidents of Merchandising. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
Related Party Vendor
Purchases	$57,427	$44,703	$39,178
Purchases as a percent of total merchandise purchases	21.5%	17.6%	14.8%
Cost of Sales	$51,646	$40,560	$35,170
Payable amounts outstanding at fiscal year end	$7,523	$5,008	$2,258
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

The following table sets forth certain unaudited financial and operating data for Kirkland’s in each fiscal quarter during fiscal 2017 and fiscal 2016 (dollars in thousands). The unaudited quarterly information includes all normal recurring adjustments that we consider necessary for a fair statement of the information shown.

	Fiscal 2017 Quarter Ended
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Net sales	$132,841	$131,683	$144,979	$224,614
Gross profit (1)	42,848	40,086	45,471	79,131
Operating (loss) income	(2,278)	(5,696)	(3,767)	21,093
Net (loss) income	(1,435)	(3,772)	(2,362)	12,865
(Loss) earnings per share:
Basic	(0.09)	(0.24)	(0.15)	0.80
Diluted	(0.09)	(0.24)	(0.15)	0.79
Stores open at end of period	401	406	415	418
Comparable store net sales (decrease) increase	(3.8)%	1.2%	0.7%	2.0%

	Fiscal 2016 Quarter Ended
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Net sales	$129,911	$123,017	$138,240	$203,160
Gross profit (1)	45,054	37,563	45,680	74,195
Operating income (loss)	1,524	(5,895)	(1,608)	22,978
Net income (loss)	916	(3,567)	(846)	14,543
Earnings (loss) per share:
Basic	0.06	(0.22)	(0.05)	0.91
Diluted	0.06	(0.22)	(0.05)	0.90
Stores open at end of period	382	391	401	404
Comparable store net sales increase (decrease)	0.5%	(4.3)%	(2.3)%	(4.6)%

(1)
Beginning in the fourth quarter of 2017, supply chain and store-related depreciation expense has been reclassified from depreciation to cost of sales on the Consolidated Statements of Income. Prior year balances have also been reclassified to reflect this change. This reclassification increased cost of sales, thereby decreasing gross profit, by approximately $4.8 million, $4.9 million, $5.1 million and $5.4 million for the quarters ended April 29, 2017, July 29, 2017, October 28, 2017, and February 3, 2018, respectively, with equal and offsetting decreases to depreciation. This reclassification increased cost of sales, thereby decreasing gross profit, by approximately $4.5 million, $4.7 million, $4.8 million and $5.0 million for the quarters ended April 30, 2016, July 30, 2016, October 29, 2016, and January 28, 2017, respectively, with equal and offsetting decreases to depreciation expense. This reclassification had no impact on net sales, operating income, net income or earnings per share.

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
Inventory valuation — Our inventory is stated at the lower of cost or net realizable value, net of reserves and allowances, with cost determined using the average cost method with average cost approximating current cost. The carrying value of our inventory is affected by reserves for shrinkage and obsolescence.
We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $162,000 as of February 3, 2018.
We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or net realizable value) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of February 3, 2018, our reserve for obsolescence was approximately $360,000.
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
Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of February 3, 2018, our net self-insurance reserve estimates related to workers’ compensation, general liability and employee medical insurance programs were $7.6 million compared to $5.0 million as of January 28, 2017. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.
Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $759,000 for fiscal 2017.

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
Additionally, our income tax returns are subject to audit by United States federal, state and local tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. We have no unrecognized tax benefit reserve at February 3, 2018.
Stock-based compensation — We have stock-based compensation plans which include incentive and non-qualified stock options, restricted stock units and an employee stock purchase plan. See Note 6, Stock-Based Compensation, to the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K, for a complete discussion of our stock-based compensation programs. We recognize stock-based compensation expense based on the fair value of the respective awards. We estimate the fair value of our stock option awards as of the grant date based upon a Black-Scholes option pricing model. We estimate the fair value of our restricted stock units as of the grant date utilizing the closing price of our stock on that date. The compensation expense associated with these awards is recorded in the consolidated statements of income with a corresponding credit to common stock.
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
We update our assumptions at each grant date. Historically, there have not been significant changes in our estimates or assumptions used to determine stock-based compensation expense. We have not experienced a significant increase in the estimated fair value of awards granted during fiscal 2017, fiscal 2016 or fiscal 2015. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material. A 10% change in our stock-based compensation expense for the year ended February 3, 2018 would have affected pre-tax income by approximately $213,000.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
As of February 3, 2018, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2017, nor do we expect any borrowings during fiscal 2018. We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of February 3, 2018.

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K. The supplementary financial data is set forth under Item 7 of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Kirkland’s, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Kirkland’s, Inc.’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kirkland’s, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Kirkland’s, Inc. as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2018, and the related notes of the Company, and our report dated April 3, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Nashville, Tennessee
April 3, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Kirkland’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. (the Company) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 3, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Nashville, Tennessee
April 3, 2018

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS

	February 3, 2018	January 28, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$80,156	$63,937
Inventories, net (1)	81,255	73,191
Prepaid expenses and other current assets (1)	15,988	15,912
Total current assets	177,399	153,040
Property and equipment:
Equipment	20,835	19,525
Furniture and fixtures	80,299	78,492
Leasehold improvements	119,272	109,494
Computer software and hardware	59,331	52,740
Projects in progress	7,685	5,520
Property and equipment, gross	287,422	265,771
Accumulated depreciation	(174,383)	(154,901)
Property and equipment, net	113,039	110,870
Deferred income taxes	2,216	1,198
Other assets	6,543	5,038
Total assets	$299,197	$270,146
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,602	$32,890
Accounts payable to related party vendor	7,523	5,008
Income taxes payable	4,943	6,273
Accrued expenses	38,872	30,270
Total current liabilities	96,940	74,441
Deferred rent	53,303	52,656
Deferred income taxes	—	479
Other liabilities	8,193	8,757
Total liabilities	158,436	136,333
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 3, 2018, and January 28, 2017	—	—
Common stock, no par value, 100,000,000 shares authorized; 15,977,239 and 15,906,635 shares issued and outstanding at February 3, 2018, and January 28, 2017, respectively	167,501	165,245
Accumulated deficit	(26,740)	(31,432)
Total shareholders’ equity	140,761	133,813
Total liabilities and shareholders’ equity	$299,197	$270,146

(1) Refer to Note 1 for information about a reclassification of supplies inventory from inventories, net, to prepaid expenses and other current assets.
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF INCOME

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
	(In thousands, except per share data)
Net sales	$634,117	$594,328	$561,807
Cost of sales (1)	374,935	351,276	324,136
Cost of sales related to merchandise purchased from related party vendor	51,646	40,560	35,170
Cost of sales	426,581	391,836	359,306
Gross profit	207,536	202,492	202,501
Operating expenses:
Compensation and benefits	116,895	110,277	102,471
Other operating expenses	74,299	68,873	67,950
Depreciation (exclusive of depreciation included in cost of sales) (1)	6,990	6,343	5,889
Total operating expenses	198,184	185,493	176,310
Operating income	9,352	16,999	26,191
Interest expense	275	276	346
Other income, net	(739)	(252)	(252)
Income before income taxes	9,816	16,975	26,097
Income tax expense	4,520	5,929	9,524
Net income	$5,296	$11,046	$16,573

Earnings per share:
Basic	$0.33	$0.70	$0.97
Diluted	$0.33	$0.68	$0.94
Weighted average shares outstanding:
Basic	15,973	15,859	17,131
Effect of dilutive common stock equivalents	193	286	438
Diluted	16,166	16,145	17,569
Dividends declared per common share outstanding	$—	$—	$1.50

(1) Refer to Note 1 for information about a reclassification of supply-chain and store-related depreciation expense to cost of sales.
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at January 31, 2015	17,127,875	$159,015	$(7,953)	$151,062
Employee stock purchases	19,423	354	—	354
Exercise of stock options	475,450	—	—	—
Restricted stock issued	105,864	—	—	—
Net share settlement of stock options and restricted stock	(301,253)	(2,029)	—	(2,029)
Tax benefit from exercise of stock options and vesting of restricted stock	—	1,109	—	1,109
Stock-based compensation expense	—	3,773	—	3,773
Repurchase and retirement of common stock	(1,652,678)	(49)	(25,147)	(25,196)
Dividends paid	—	—	(25,951)	(25,951)
Net income	—	—	16,573	16,573
Balance at January 30, 2016	15,774,681	162,173	(42,478)	119,695
Employee stock purchases	31,879	369	—	369
Exercise of stock options	35,000	—	—	—
Restricted stock issued	96,751	—	—	—
Net share settlement of stock options and restricted stock	(31,676)	(263)	—	(263)
Tax shortfall from exercise of stock options and vesting of restricted stock	—	(228)	—	(228)
Stock-based compensation expense	—	3,194	—	3,194
Net income	—	—	11,046	11,046
Balance at January 28, 2017	15,906,635	165,245	(31,432)	133,813
Employee stock purchases	34,963	328	—	328
Exercise of stock options	28,346	—	—	—
Restricted stock issued	103,479	—	—	—
Net share settlement of stock options and restricted stock	(44,261)	(206)	—	(206)
Stock-based compensation expense	—	2,134	—	2,134
Repurchase and retirement of common stock	(51,923)	—	(604)	(604)
Net income	—	—	5,296	5,296
Balance at February 3, 2018	15,977,239	$167,501	$(26,740)	$140,761
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
	(In thousands)
Cash flows from operating activities:
Net income	$5,296	$11,046	$16,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	27,150	25,322	22,182
Amortization of deferred rent	(8,147)	(5,779)	(5,260)
Amortization of debt issue costs	54	89	77
Loss on disposal of property and equipment	173	313	145
Stock-based compensation expense	2,134	3,194	3,773
Deferred income taxes	(1,497)	(2,242)	742
Changes in assets and liabilities:
Inventories, net (1)	(8,064)	(7,137)	(11,846)
Prepaid expenses and other current assets (1)	(75)	1,462	(6,929)
Other noncurrent assets	(1,559)	(2,922)	155
Accounts payable	11,644	7,672	2,040
Accounts payable to related party vendor	2,515	2,750	181
Income taxes (refundable) payable	(1,331)	1,363	324
Accrued expenses and other current and noncurrent liabilities	16,832	16,795	10,993
Net cash provided by operating activities	45,125	51,926	33,150
Cash flows from investing activities:
Proceeds from sales of property and equipment	—	4	—
Capital expenditures	(28,424)	(32,180)	(35,114)
Net cash used in investing activities	(28,424)	(32,176)	(35,114)
Cash flows from financing activities:
Refinancing costs	—	(271)	—
Cash used in net share settlement of stock options and restricted stock	(206)	(263)	(2,029)
Employee stock purchases	328	369	354
Cash dividends paid to stockholders	—	—	(25,951)
Repurchase and retirement of common stock	(604)	—	(25,196)
Net cash used in financing activities	(482)	(165)	(52,822)
Cash and cash equivalents:
Net increase (decrease)	16,219	19,585	(54,786)
Beginning of the year	63,937	44,352	99,138
End of the year	$80,156	$63,937	$44,352
Supplemental cash flow information:
Interest paid	$190	$159	$192
Income taxes paid	$7,614	$7,214	$8,300
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$2,427	$1,359	$2,572

(1) Refer to Note 1 for information about a reclassification of supplies inventory from inventories, net, to prepaid expenses and other current assets.
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Significant Accounting Policies
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States with 418 stores in 36 states as of February 3, 2018. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc. and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.
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
Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2017 represented the 53 weeks ended on February 3, 2018, fiscal 2016 represented the 52 weeks ended on January 28, 2017 and fiscal 2015 represented the 52 weeks ended on January 30, 2016.
Reclassifications — Certain amounts in the fiscal 2016 consolidated financial statements have been reclassified to conform to the fiscal 2017 presentation. These reclassifications had no effect on reported net income.
In the first quarter of fiscal 2017, the Company adopted accounting guidance which affected the presentation in the statement of cash flows of excess tax benefits or deficiencies from the exercise of stock options. The Company has elected to apply the amendments using a retrospective transition method for all periods presented and therefore the presentation of previously reported excess tax benefits on the consolidated statements of cash flows has been changed to conform to the presentation used in the current period. As a result, approximately $78,000 and $1.1 million of excess tax benefits related to share-based awards which were previously classified as cash flows from financing activities have been reclassified as cash flows from operating activities for the fiscal years ended January 28, 2017 and January 30, 2016, respectively.
In the fourth quarter of fiscal 2017, the Company concluded that it was appropriate to classify supplies inventory in prepaid expenses and other current assets instead of inventories, net in the consolidated financial statements. This resulted in $2.3 million reclassified from inventories, net, to prepaid expenses and other current assets on the consolidated balance sheet as of January 28, 2017, and $2.3 million and $2.2 million reclassified from inventories, net to prepaid expenses and other current assets in the changes in assets and liabilities section of the consolidated statements of cash flows for the fiscal years ended January 28, 2017 and January 30, 2016, respectively.
Also, during the fourth quarter of 2017, we reclassified supply chain and store-related depreciation expense to cost of sales whereas it was previously included in depreciation on our financial statements. We also reclassified prior year amounts to reflect this change. This reclassification increased cost of sales by approximately $19.0 million and $16.3 million for the fiscal years ended January 28, 2017 and January 30, 2016, respectively, with equal and offsetting decreases to depreciation. This reclassification had no impact on net sales, operating income, net income or earnings per share.
Certain other amounts in the fiscal 2016 and 2015 operating activities section of the consolidated statement of cash flows have been reclassified to conform to the fiscal 2017 presentation.
Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and payments due from banks for customer credit cards, as they generally settle within 24-48 hours.
Inventory — The Company’s inventory is stated at the lower of cost or net realizable value, net of reserves and allowances, with cost determined using the average cost method, with average cost approximating current cost. Inventory cost consists of the direct cost of merchandise including freight.

The Company incurs various types of transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a component of cost of sales as the related inventory is sold.
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
Prepaid expenses and other current assets — The Company recognizes assets for expenses paid but not yet incurred, as well as other items such as supplies inventory and miscellaneous receivables. As of February 3, 2018 and January 28, 2017, prepaid expenses and other current assets included receivables of approximately $4.0 million and $4.8 million, respectively, mainly related to incentives receivable from landlords in the form of construction allowances and receivables due from workers’ compensation and general liability insurance companies.
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
Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2017, 2016 and 2015, the Company recorded approximately $7.1 million, $6.1 million and $5.3 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $20.3 million and $24.9 million at the end of fiscal years 2017 and 2016, respectively. At the end of fiscal years 2017 and 2016, property and equipment included capitalized computer software currently under development of $4.7 million and $3.1 million, respectively.
Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of February 3, 2018 and January 28, 2017, the liability for asset retirement obligations was approximately $722,000 and $659,000, respectively.
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
During the fourth quarter of fiscal year 2017 and 2016, the Company recorded an adjustment related to changes in its actuarial estimates for workers’ compensation and general liability reserves. The adjustments in the fourth quarter of fiscal 2017 and 2016 resulted in a quarter-over-quarter expense of approximately $2.4 million ($1.5 million after tax) and benefit of approximately $1.7 million ($1.1 million after tax), respectively, or ($0.09) and $0.07 per diluted share, respectively. As of February 3, 2018, the Company’s net self-insurance reserve estimates related to workers’ compensation and general liability were $7.1 million compared to $6.0 million as of January 28, 2017.
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
The Company has also established a private-label credit card program for its customers. Customers in the private label credit card program who enroll in K Club are eligible to earn loyalty rewards. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company.
Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. As of February 3, 2018, the cumulative net excess of recorded rent expense over lease payments totaled $15.4 million, of which $1.9 million was reflected as a current liability in accrued expenses and $13.5 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 28, 2017, the cumulative net excess of recorded rent expense over lease payments totaled $14.8 million, of which $1.6 million was reflected as a current liability in accrued expenses and $13.2 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.
The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of February 3, 2018, the unamortized amount of construction allowances totaled $48.1 million, of which $8.3 million was reflected as a current liability in accrued expenses and $39.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of January 28, 2017, the unamortized amount of construction allowances totaled $47.1 million, of which $7.6 million was reflected as a current liability in accrued expenses and $39.5 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.
Revenue recognition and sales returns — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. e-commerce revenue is recorded at estimated time of delivery to the customer. Net sales include the sale of merchandise, net of returns, and exclude sales taxes. The Company estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. At February 3, 2018, the Company had a liability of $1.5 million reserved for sales returns compared to $0.9 million at January 28, 2017.
Gift card sales are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the redemption recognition method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as a component of net sales. The Company recognized approximately $0.8 million, $1.1 million and $1.0 million in gift card breakage revenue during fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Cost of sales — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, loyalty reward program charges, payroll and overhead associated with our distribution facility and its network, store occupancy costs and depreciation of leasehold improvements, equipment, and other property in our stores and distribution centers.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, deferred compensation benefits, social security and unemployment taxes.
Stock-based compensation — Stock-based compensation includes expenses associated with stock option grants, restricted stock grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards. The expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of income. See Note 6 — Stock-Based Compensation for further discussion.
Other operating expenses — Other operating expenses consist of such items as insurance, advertising, utilities, property taxes, supplies, travel, credit card processing and other bank fees, professional fees, losses on disposal of assets and various other store and corporate expenses.
Store pre-opening expenses — Store pre-opening expenses, which consist primarily of payroll and occupancy costs, are expensed as incurred.
Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, direct mail, e-mail communications, paid search and other digital advertising, social media, public relations, in-store collateral and signage and other expenses related to the in-store experience. Total advertising expense was $10.5 million, $9.3 million and $9.6 million for fiscal years 2017, 2016 and 2015, respectively.
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

Fair value of financial instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities. The Company also maintains deferred compensation plan as discussed further in Note 7 - Retirement Benefit Plans. The deferred compensation plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis.
Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 686,000 shares, 629,000 shares and 316,000 shares for fiscal 2017, 2016 and 2015, respectively.
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
Note 2 — Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	February 3, 2018	January 28, 2017
Salaries and wages	$5,704	$2,516
Gift cards	11,326	9,547
Sales taxes	2,596	1,875
Deferred rent	10,206	9,274
Workers’ compensation and general liability reserves	3,137	2,225
Loyalty reward certificates	1,484	1,855
Sales return reserve	1,520	936
Other	2,899	2,042
	$38,872	$30,270
Note 3 — Income Taxes

Tax Cuts and Jobs Act

On December 22, 2017 the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018, allowing full expensing of qualified property acquired and placed in service after September 27, 2017, and imposing new limits on executive compensation and net interest expense.

The Company has recognized the income tax effects of the Act in its financial statements for the year ended February 3, 2018 in accordance with Staff Accounting Bulletin No. 118, which provides guidance for the application of ASC 740 - Income Taxes in the period in which the Act was signed into law. While the Company has not yet completed its analysis, based on reasonable assumptions and available information, the Company has determined that its blended federal income tax rate for the year ended February 3, 2018 will be 33.7% and has recorded approximately $419,000 of tax expense associated with the revaluation of its deferred tax asset and liability balances based on the new federal rate of 21%.  If additional taxable items which are temporary in nature are later identified, this will increase the Company’s current federal taxes payable at 33.7% and increase its deferred federal tax asset at 21%, resulting in additional expense.

The Company will continue to refine the calculations as additional analysis is completed. In addition, these estimates may also be affected as the Company gains a more thorough understanding of the tax law, including those related to state tax treatment.

Income Tax Provision
The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The Company’s provision for income taxes consists of the following (in thousands):

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
Current tax expense:
Federal	$5,141	$7,325	$8,120
State	876	845	761
Deferred tax (benefit) expense:
Federal	(1,207)	(1,379)	601
State	(290)	(862)	42
	$4,520	$5,929	$9,524
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
Tax at federal statutory rate	$3,308	$5,941	$9,134
State income taxes, net of federal benefit	559	598	844
Tax credits	(174)	(255)	(506)
Enactment of tax legislation	419	—	—
Unrecognized tax positions	(185)	(202)	—
Stock based compensation programs	575	23	22
Other	18	(176)	30
Income tax expense	$4,520	$5,929	$9,524

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Accruals	$2,884	$3,208
Inventory valuation	671	898
State tax credit carryforwards	197	190
State net operating loss carryforwards	14	—
Deferred rent	3,966	5,745
Other	3,933	5,922
Total deferred tax assets	11,665	15,963
Valuation allowance for deferred tax assets	(73)	(56)
Net deferred tax assets	11,592	15,907
Deferred tax liabilities:
Depreciation	(8,742)	(14,421)
Prepaid assets	(634)	(767)
Total deferred tax liabilities	(9,376)	(15,188)
Net deferred tax assets	$2,216	$719
As of February 3, 2018, the Company has state net operating loss carryforwards of approximately $268,000 expiring in 2032 and state tax credit carryforwards of approximately $249,000 expiring in years 2023 through 2028.
Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. At February 3, 2018, the Company recorded a $73,000 valuation allowance related to state tax credit carryforwards. At January 28, 2017, there was a $56,000 valuation allowance against the Company’s deferred tax assets. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded.
The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2014. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2011. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
	(In thousands)
Balance at the beginning of the year	$144	$307
Reductions due to lapse of the statute of limitations	(144)	(163)
Balance at the end of the year	$—	$144
Included in the January 28, 2017 balance were $144,000 of unrecognized tax benefits that, if recognized, would decrease the Company’s effective tax rate. In fiscal 2017, the Company’s unrecognized tax benefits were reduced by $144,000 as a result of a lapse of the statute of limitations.
The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had approximately $122,000 accrued for the payment of interest and penalties associated with unrecognized tax benefits at January 28, 2017 and no amounts accrued as of February 3, 2018.

Note 4 — Senior Credit Facility
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
As of February 3, 2018, the Company was in compliance with the covenants in the 2016 Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $53.4 million available for borrowing.
Note 5 — Long-Term Leases
The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through 2028. Most of the retail store lease agreements include renewal options and provide for minimum rentals. Some retail store lease agreements also contain contingent rentals based on sales performance in excess of specified minimums.
Rent expense under operating leases including cash rent, straight-line rent for lease escalations and construction allowance amortization is as follows (in thousands):

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
Minimum rent	$57,330	$53,329	$46,073
Contingent rent	1,786	2,019	2,509
	$59,116	$55,348	$48,582
Future minimum lease payments under all operating leases with initial terms of one year or more consist of the following:

(In thousands)
2018	$66,979
2019	63,221
2020	56,817
2021	47,666
2022	39,429
Thereafter	90,081
Total minimum lease payments	$364,193

Note 6 — Stock-Based Compensation
Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense (a component of compensation and benefits) was approximately $2.1 million, $3.2 million and $3.8 million for fiscal years 2017, 2016 and 2015, respectively. Included in stock-based compensation expense for fiscal 2015 is approximately $600,000 of stock-based compensation expense that resulted from the accelerated vesting of stock options and restricted stock units upon the retirement of the Company’s former Chief Executive Officer.
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
As of February 3, 2018, options to purchase 1,239,201 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $1.11 to $25.52 per share. As of February 3, 2018, there were 245,700 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $8.98 to $25.52 per share. Shares reserved for future stock-based grants under the 2002 Plan was 737,000 at February 3, 2018.
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
As of February 3, 2018, there were 554,995 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of February 3, 2018 was approximately $1.4 million and $0.9 million, respectively. The weighted average grant date fair values of options granted during fiscal 2017, fiscal 2016 and fiscal 2015 were $4.23, $6.48 and $12.06, respectively. The intrinsic value of options exercised was approximately $0.1 million in fiscal 2017, $0.3 million in fiscal 2016, and $6.1 million in fiscal 2015. At February 3, 2018, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $2 million, which is expected to be recognized over a weighted average period of 2.3 years.
Stock option activity for the fiscal year ended February 3, 2018 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at January 28, 2017	1,191,568	$14.52
Options granted	245,000	8.98
Options exercised	(28,346)	9.09
Options forfeited	(169,021)	16.91
Balance at February 3, 2018	1,239,201	$13.22	5.4
Options Exercisable As of:
February 3, 2018	837,888	$13.62	3.9

The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted in fiscal years 2017, 2016 and 2015 and a summary of the methodology applied to develop each assumption are as follows:

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
Expected price volatility	46%	48%	47%
Risk-free interest rate	1.96%	1.68%	1.80%
Expected life	6.3 years	6.3 years	6.3 years
Dividend yield	0%	0%	0%
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
Dividend yield — The dividend yield is the estimated dividend yield for the weighted average expected life of the option granted. The Company paid a dividend on its common stock in fiscal 2015. In fiscal 2016 and fiscal 2017, the Company did not pay a dividend on its common stock. The addition or increase of a dividend will decrease compensation expense. The Company currently has no plans to pay additional dividends.
Forfeiture rate — The forfeiture rate is the percentage of options granted that were forfeited or canceled before becoming fully vested. Historically, the Company has used an estimated forfeiture rate of 5%. With the adoption of ASU 2016-09 in the first quarter of fiscal 2017, the Company accounts for forfeitures of share-based awards as they occur. An increase in the forfeiture rate will decrease compensation expense. The Company’s forfeiture rate has a minimal effect on expense as the majority of the Company’s stock option awards vest quarterly.
Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees prior to fiscal 2016 vest in full on the third anniversary of the grant date, while fiscal 2016 and fiscal 2017 RSU grants vest 25% annually on the anniversary of the grant date over 4 years. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 148,500, 132,500 and 107,000 RSUs during fiscal 2017, 2016 and 2015, respectively. The weighted average grant date fair values of the RSUs granted during fiscal 2017, 2016 and 2015 were $9.01, $13.49 and $25.52, respectively. Compensation expense related to RSUs is recognized ratably over the requisite service period. Compensation expense for RSUs during fiscal 2017, 2016 and 2015 was approximately $0.9 million, $1.7 million and $2.0 million, respectively. As of February 3, 2018, there was approximately $1.6 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 2.6 years.

RSU activity for the fiscal year ended February 3, 2018, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 28, 2017	244,654	$19.25
Granted	148,500	9.01
Vested	(103,479)	9.37
Forfeited	(43,975)	17.82
Non-Vested at February 3, 2018	245,700	$13.29
Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which was amended in 2006, 2008 and 2016. Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at 85% of the fair market value. The Company’s ESPP was originally authorized to issue up to 500,000 shares of common stock. In June 2016, the shareholders ratified the amendment to the Company’s ESPP to increase the number of shares of common stock authorized to be issued under the ESPP by 125,000 shares with an optional annual increase thereafter each January 1 commencing on January 1, 2017 by up to an additional 35,000 shares. During fiscal 2017, 2016 and 2015, there were 34,963, 31,879 and 19,423 shares of common stock, respectively, issued to participants under the ESPP. As of February 3, 2018, the amount authorized under the ESPP was 660,000 with approximately 106,327 shares remaining under the authorization.
Note 7 — Retirement Benefit Plans
401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which covers all employees meeting certain age and service requirements. Up to 6% of the employee’s compensation may be matched at the Company’s discretion, subject to statutory limitations. For all fiscal years presented, this discretionary percentage was 50% of an employee’s contribution subject to Plan maximums. Effective January 1, 2018, however, up to 4% of the employee’s compensation is matched 100% by the Company, subject to statutory limitations. The Company’s matching contributions were approximately $585,000, $531,000 and $521,000 in fiscal 2017, 2016 and 2015, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2017, 2016 or 2015.
Deferred compensation plan — The Company maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. Deferred Compensation Plan assets and liabilities were $2.2 million and $2.0 million as of February 3, 2018, and January 28, 2017, respectively, and were recorded in other assets and other liabilities in the consolidated balance sheets. The Company’s matching contributions to this Plan were approximately $41,000, $48,000 and $63,000 in fiscal years 2017, 2016 and 2015, respectively.
Note 8 — Commitments and Contingencies
Financial instruments that potentially subject the Company to concentration of risk are primarily cash and cash equivalents. The Company places its cash and cash equivalents in insured depository institutions and limits the amount of credit exposure to any one institution within the covenant restrictions imposed by the Company’s debt agreements.
The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint. On January 9, 2018, the District Court denied the Company’s motion to dismiss this matter. On January 31, 2018, the Court granted the Company’s motion to stay the proceedings in its case pending the Third Circuit’s decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir.). The J. Crew case presents the exact same standing issues as the Company’s case, but in J. Crew the defendant won its motion to dismiss. The Third Circuit heard oral argument in the J. Crew case on February 9, 2018, and a decision is expected later this spring or summer. The Company continues to believe that the case is without merit and intends to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.
The Company is also party to other pending legal proceedings and claims that arise in the normal course of business. Although the outcome of such proceedings and claims cannot be determined with certainty, the Company’s management is of the opinion that it is unlikely that such proceedings and any claims in excess of insurance coverage will have a material effect on its consolidated financial condition, operating results or cash flows.

Note 9 — Related Party Transactions
In July 2009, the Company entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of one of the Company’s two Vice Presidents of Merchandising. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017	52 Weeks Ended January 30, 2016
Related Party Vendor
Purchases	$57,427	$44,703	$39,178
Purchases as a percent of total merchandise purchases	21.5%	17.6%	14.8%
Note 10 — Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases is based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. In fiscal 2017, the Company repurchased and retired a total of 51,923 shares at an aggregate cost of approximately $604,000 under this repurchase plan. There were no stock repurchases in fiscal 2016. As of February 3, 2018, the Company had approximately $9.4 million remaining under the plan. Subsequent to February 3, 2018, the Company has repurchased and retired approximately 233,553 shares of common stock at an aggregate cost of $2.1 million.
Note 11 — New Accounting Pronouncements
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
New Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-9”). Under ASU 2014-9, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-9 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-9. As a result of the deferral, the amendments in ASU 2014-9 will be effective for the Company at the beginning of its fiscal 2018 year. Companies that transition to this new standard may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company will adopt this standard in the first quarter of fiscal 2018 using the modified retrospective method. The Company has identified its loyalty program as the area that will most likely be affected by the new revenue recognition guidance. The Company does not expect the adoption of ASU 2014-09 will have a material impact on its condensed consolidated financial statements and related disclosures.
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

Note 12 — Quarterly Financial Information (Unaudited)
The following is selected unaudited quarterly financial data for the fiscal years ended February 3, 2018 and January 28, 2017. Each quarterly period listed below was a 13-week accounting period, with the exception of the fourth quarter of fiscal 2017, which was a 14-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.
Summarized quarterly financial results for fiscal 2017 and fiscal 2016 follow (in thousands, except per share amounts):

	Fiscal 2017 Quarter Ended
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Net sales	$132,841	$131,683	$144,979	$224,614
Gross profit (1)	42,848	40,086	45,471	79,131
Operating (loss) income	(2,278)	(5,696)	(3,767)	21,093
Net (loss) income	(1,435)	(3,772)	(2,362)	12,865
(Loss) earnings per share:
Basic	(0.09)	(0.24)	(0.15)	0.80
Diluted	(0.09)	(0.24)	(0.15)	0.79

	Fiscal 2016 Quarter Ended
	April 30, 2016	July 30, 2016	October 29, 2016	January 28, 2017
Net sales	$129,911	$123,017	$138,240	$203,160
Gross profit (1)	45,054	37,563	45,680	74,195
Operating income (loss)	1,524	(5,895)	(1,608)	22,978
Net income (loss)	916	(3,567)	(846)	14,543
Earnings (loss) per share:
Basic	0.06	(0.22)	(0.05)	0.91
Diluted	0.06	(0.22)	(0.05)	0.90

(1)
Beginning in the fourth quarter of 2017, supply chain and store-related depreciation expense has been reclassified from depreciation to cost of sales on the Consolidated Statements of Income. Prior year balances have also been reclassified to reflect this change. This reclassification increased cost of sales, thereby decreasing gross profit, by approximately $4.8 million, $4.9 million, $5.1 million and $5.4 million for the quarters ended April 29, 2017, July 29, 2017, October 28, 2017, and February 3, 2018, respectively. This reclassification increased cost of sales, thereby decreasing gross profit, by approximately $4.5 million, $4.7 million, $4.8 million and $5.0 million for the quarters ended April 30, 2016, July 30, 2016, October 29, 2016, and January 28, 2017, respectively. This reclassification had no impact on net sales, operating income, net income or earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 3, 2018.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2018 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 3, 2018.
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
Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 6, 2018; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.
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
The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of February 3, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,484,901	$13.24	737,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,484,901	$13.24	737,000

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

Exhibit Number		Description
3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746)

10.1*	—
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

10.3+*	—	Amended and Restated 2002 Equity Incentive Plan (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 4, 2013)

10.4+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004)

10.5+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004)

10.6+*	—	Executive Non-Qualified Excess Plan (Exhibit 10.19 to our Annual Report on Form 10-K for the year ended January 29, 2005)

10.7*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006)

10.8*	—	Office Lease Agreement dated April 17, 2015 by and between Kirkland’s and Highwoods Realty, L.P. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.9*	—
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

10.11+*	—	Employment Agreement, effective June 1, 2016, by and between W. Michael Madden and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2016)

10.12+*	—	Employment Agreement, effective November 28, 2016, by and between Mike Cairnes and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2016)

10.13+*	—	2002 Employee Stock Purchase Plan (as amended and restated, effective June 1, 2016) (Exhibit 10.13 to the Company’s Current Report on Form 10-K for the year ended January 28, 2017)

21.1	—	Subsidiaries of Kirkland’s, Inc.

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Vice President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Interactive Data File (Annual Report on form 10-K, for the year ended February 3, 2018, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.

+	Management contract of compensatory plan or arrangement.
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
Date: April 3, 2018
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ W. Michael Madden	President and Chief Executive Officer and Director	April 3, 2018
W. Michael Madden	(Principal Executive Officer)

/S/ Nicole A. Strain	Interim Chief Financial Officer	April 3, 2018
Nicole A. Strain	(Principal Financial and Accounting Officer)

/S/ Steven J. Collins	Director	April 3, 2018
Steven J. Collins

/S/ Miles T. Kirkland	Director	April 3, 2018
Miles T. Kirkland

/S/ Susan S. Lanigan	Director	April 3, 2018
Susan S. Lanigan

/S/ R. Wilson Orr, III	Director	April 3, 2018
R. Wilson Orr, III

/S/ Jeffery C. Owen	Director	April 3, 2018
Jeffery C. Owen

/S/ Charlie Pleas, III	Director	April 3, 2018
Charlie Pleas, III

/S/ Gregory A. Sandfort	Director	April 3, 2018
Gregory A. Sandfort

/S/ Chris L. Shimojima	Director	April 3, 2018
Chris L. Shimojima