Form 10-Q
period 2018-05-05
KIRKLAND'S, INC
filed 2018-06-07
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 5, 2018

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

Common Stock, no par value - 15,685,494 shares outstanding as of May 23, 2018.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	May 5,	February 3,	April 29,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$58,242	$80,156	$59,804
Inventories, net (1)	83,164	81,255	72,565
Prepaid expenses and other current assets (1)	15,848	15,988	12,893
Total current assets	157,254	177,399	145,262
Property and equipment:
Equipment	20,935	20,835	19,588
Furniture and fixtures	80,947	80,299	77,678
Leasehold improvements	122,282	119,272	109,418
Computer software and hardware	62,342	59,331	55,602
Projects in progress	10,460	7,685	5,136
Property and equipment, gross	296,966	287,422	267,422
Accumulated depreciation	(180,154)	(174,383)	(156,553)
Property and equipment, net	116,812	113,039	110,869
Deferred income taxes	2,004	2,216	1,144
Other assets	6,531	6,543	5,815
Total assets	$282,601	$299,197	$263,090
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,362	$45,602	$25,124
Accounts payable to related party vendor	7,800	7,523	4,791
Income taxes payable	4,362	4,943	4,891
Accrued expenses	35,021	38,872	31,633
Total current liabilities	82,545	96,940	66,439
Deferred rent	54,235	53,303	52,956
Deferred income taxes	—	—	957
Other liabilities	8,416	8,193	9,475
Total liabilities	145,196	158,436	129,827
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 5, 2018, February 3, 2018, or April 29, 2017, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 15,693,494; 15,977,239; and 15,916,563 shares issued and outstanding at May 5, 2018, February 3, 2018, and April 29, 2017, respectively	167,999	167,501	166,130
Accumulated deficit	(30,594)	(26,740)	(32,867)
Total shareholders’ equity	137,405	140,761	133,263
Total liabilities and shareholders’ equity	$282,601	$299,197	$263,090
(1) Refer to Note 1 for information about a reclassification of supplies inventory from inventories, net, to prepaid expenses and other current assets.
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended
	May 5,	April 29,
	2018	2017
Net sales	$142,454	$132,841
Cost of sales (1)	85,565	80,387
Cost of sales related to merchandise purchased from related party vendor	11,577	9,606
Cost of sales	97,142	89,993
Gross profit	45,312	42,848
Operating expenses:
Compensation and benefits	27,849	26,510
Other operating expenses	17,319	16,995
Depreciation (exclusive of depreciation included in cost of sales) (1)	1,764	1,621
Total operating expenses	46,932	45,126
Operating loss	(1,620)	(2,278)
Interest expense	65	61
Other income	(331)	(86)
Loss before income taxes	(1,354)	(2,253)
Income tax benefit	(472)	(818)
Net loss	$(882)	$(1,435)

Loss per share:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)
Weighted average shares outstanding:
Basic	15,808	15,913
Diluted	15,808	15,913
(1) Refer to Note 1 for information about a reclassification of supply-chain and store-related depreciation expense to cost of sales.

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 3, 2018	15,977,239	$167,501	$(26,740)	$140,761
Employee stock purchases	10,969	82	—	82
Exercise of stock options	20,834	23	—	23
Stock-based compensation expense	—	393	—	393
Repurchase and retirement of common stock	(315,548)	—	(2,972)	(2,972)
Net loss	—	—	(882)	(882)
Balance at May 5, 2018	15,693,494	$167,999	$(30,594)	$137,405

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13-Week Period Ended
	May 5,	April 29,
	2018	2017
Cash flows from operating activities:
Net loss	$(882)	$(1,435)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	7,066	6,397
Amortization of deferred rent	(2,364)	(1,808)
Amortization of debt issue costs	14	13
Loss on disposal of property and equipment	29	92
Stock-based compensation expense	393	789
Deferred income taxes	212	532
Changes in assets and liabilities:
Inventories, net (1)	(1,909)	626
Prepaid expenses and other current assets (1)	244	3,019
Other noncurrent assets	(2)	(790)
Accounts payable	(10,025)	(8,667)
Accounts payable to related party vendor	277	(217)
Income taxes refundable	(685)	(1,382)
Accrued expenses and other current and noncurrent liabilities	(332)	4,189
Net cash (used in) provided by operating activities	(7,964)	1,358

Cash flows from investing activities:
Capital expenditures	(11,083)	(5,587)
Net cash used in investing activities	(11,083)	(5,587)

Cash flows from financing activities:
Proceeds received from employee stock option exercises	23	—
Employee stock purchases	82	96
Repurchase and retirement of common stock	(2,972)	—
Net cash (used in) provided by financing activities	(2,867)	96

Cash and cash equivalents:
Net decrease	(21,914)	(4,133)
Beginning of the period	80,156	63,937
End of the period	$58,242	$59,804

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$2,212	$2,260
(1) Refer to Note 1 for information about a reclassification of supplies inventory from inventories, net, to prepaid expenses and other current assets.

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 425 stores in 36 states as of May 5, 2018, as well as an e-commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 3, 2018.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 5, 2018 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks.

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

In the fourth quarter of fiscal 2017, the Company concluded that it was appropriate to classify supplies inventory in prepaid expenses and other current assets instead of inventories, net, in the consolidated financial statements. The Company reclassified prior period amounts to reflect this change. This resulted in $2.1 million reclassified from inventories, net, to prepaid expenses and other current assets on the condensed consolidated balance sheet as of April 29, 2017, and $0.2 million reclassified from inventories, net, to prepaid expense and other current assets in the changes in assets and liabilities section of the condensed consolidated statements of cash flows for the 13-week period ended April 29, 2017.

Also, during the fourth quarter of fiscal 2017, the Company reclassified supply chain and store-related depreciation expense to cost of sales whereas it was previously included in depreciation in its financial statements. The Company also reclassified prior period amounts to reflect this change. This reclassification increased cost of sales by approximately $4.8 million for the 13-week period ended April 29, 2017, with an equal and offsetting decrease to depreciation. This reclassification had no impact on net sales, operating loss, net loss or loss per share.

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended May 5, 2018 and April 29, 2017, the Company recorded an income tax benefit of 34.9% and 36.3% of the loss before income taxes, respectively. The decrease in the tax rate for the 13-week period ended May 5, 2018 was primarily due to the effect of the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018, which was partially offset by the realization of discrete federal tax credits during the quarter.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented, which excludes non-vested restricted stock units. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.4 million shares for each of the 13-week periods ended May 5, 2018 and April 29, 2017.

Note 4 - Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities. The Company also maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis. Deferred Compensation Plan assets and liabilities were approximately $2.1 million as of May 5, 2018 and April 29, 2017, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets.

Note 5 - Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint. On January 9, 2018, the District Court denied the Company’s motion to dismiss this matter. On January 31, 2018, the Court granted the Company’s motion to stay the proceedings in its case pending the Third Circuit’s decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir.). The J. Crew case presents the exact same standing issues as the Company’s case, but in J. Crew the defendant was granted its motion to dismiss at the trial court level. On appeal, the Third Circuit heard oral argument in the J. Crew case on February 8, 2018, and a decision is expected later this spring or summer. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

Note 6 - Stock-Based Compensation

The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants.The Company did not grant any new equity-based incentive awards during either of the 13-week periods ended May 5, 2018 and April 29, 2017. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current quarter. The table below sets forth selected stock-based compensation information (in thousands) for the periods indicated:

	13-Week Period Ended
	May 5, 2018	April 29, 2017
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$393	$789

Note 7 - Related Party Transactions

The Company has an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of the Company’s two Vice Presidents of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended
	May 5, 2018	April 29, 2017
Related Party Vendor:
Purchases	$11,436	$11,702
Purchases as a percent of total merchandise purchases	20.5%	21.7%

Note 8 - Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. For the 13-week period ended May 5, 2018, the Company repurchased and retired 315,548 shares of common stock at an aggregate cost of approximately $3.0 million under this stock repurchase plan. As of May 5, 2018, the Company had approximately $6.4 million remaining under the plan.

Note 9 - New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB approved a one-year deferral of ASU 2014-09. As a result of the deferral, the amendments in ASU 2014-09 is effective for the Company at the beginning of its fiscal 2018 year. Companies that transition to this new standard may either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this standard in the first quarter of fiscal 2018 using the modified retrospective method. The Company identified its loyalty program as the area that was most affected by the new revenue recognition guidance. Additionally, the Company’s historical accounting for gift card breakage is consistent with the new revenue recognition guidance.  The Company’s gift card liability, net of estimated breakage, was $10.5 million, $11.3 million and $8.6 million as of May 5, 2018, February 3, 2018 and April 29, 2017, respectively, which is included in accrued expenses on the condensed consolidated balance sheet. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance in the first quarter of fiscal 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. Currently, a modified retrospective approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The FASB has proposed guidance which would allow companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings, although such guidance has not yet been formally issued. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and is anticipating a material impact on the Company’s consolidated financial statements because the Company is party to a significant number of lease contracts.

Note 10 - Senior Credit Facility

The Company is party to a Joinder and First Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The Credit Agreement includes a senior secured revolving credit facility of $75 million, a swingline availability of $10 million, a $25 million incremental accordion feature and a maturity date of February 2021. Borrowings under the Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.

Borrowings under the Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

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

As of May 5, 2018, the Company was in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $51.5 million available for borrowing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed with the Securities and Exchange Commission on April 3, 2018 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A - “Risk Factors”.

General

We are a specialty retailer of home décor in the United States, operating 425 stores in 36 states as of May 5, 2018, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, framed art, furniture, ornamental wall décor, fragrance and accessories, mirrors, lamps, decorative accessories, textiles, housewares, gifts, artificial floral products, frames, clocks and outdoor living items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, gift card breakage revenue and shipping revenue associated with e-commerce sales, net of returns and excluding sales taxes. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. The e-commerce store sales, including shipping revenue, is included in comparable store sales. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components including: product cost of sales (including inbound freight and inventory shrinkage), store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs (including e-commerce shipping) and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

Store Growth

During the 13-week period ended May 5, 2018, we opened 10 new stores and closed three stores compared to eight new store openings and 11 closures during the 13-week period ended April 29, 2017. The following table summarizes our stores and square footage under lease:

	May 5, 2018	April 29, 2017
Number of stores	425	401
Square footage	3,356,548	3,156,140
Average square footage per store	7,898	7,871

13-Week Period Ended May 5, 2018 Compared to the 13-Week Period Ended April 29, 2017

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 5, 2018		April 29, 2017		Change
	$	%	$	%	$	%
Net sales	$142,454	100.0%	$132,841	100.0%	$9,613	7.2%
Cost of sales	97,142	68.2	89,993	67.7	7,149	7.9
Gross profit	45,312	31.8	42,848	32.3	2,464	5.8
Operating expenses:
Compensation and benefits	27,849	19.5	26,510	20.0	1,339	5.1
Other operating expenses	17,319	12.2	16,995	12.8	324	1.9
Depreciation (exclusive of depreciation included in cost of sales)	1,764	1.2	1,621	1.2	143	8.8
Total operating expenses	46,932	32.9	45,126	34.0	1,806	4.0
Operating loss	(1,620)	(1.1)	(2,278)	(1.7)	658	(28.9)
Interest expense	65	—	61	—	4	6.6
Other income	(331)	(0.2)	(86)	—	(245)	284.9
Loss before income taxes	(1,354)	(0.9)	(2,253)	(1.7)	899	(39.9)
Income tax benefit	(472)	(0.3)	(818)	(0.6)	346	(42.3)
Net loss	$(882)	(0.6)%	$(1,435)	(1.1)%	$553	(38.5)%

Net sales. Net sales increased 7.2% to $142.5 million for the first quarter of fiscal 2018 compared to $132.8 million for the prior year period. The impact of net new store growth contributed an increase in net sales of $7.8 million. This was in addition to an increase in comparable store sales, including e-commerce sales, of 1.4%, or $1.8 million for the first quarter of fiscal 2018 compared to the prior year period. Comparable store sales, including e-commerce sales, decreased 3.8% in the prior year period. For the first quarter of fiscal 2018, e-commerce comparable sales increased 38.5% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 2.7%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decreased transactions resulted from a decline in traffic partially offset by a slight increase in conversion. The increase in average ticket resulted from an increase in average retail price partially offset by a decrease in items per transaction. For e-commerce, comparable sales benefited from an increase in transactions and website traffic, while average ticket remained flat with average retail price increases offsetting a decrease in items per transaction. The merchandise categories contributing most to the comparable store sales increase for the first quarter of fiscal 2018 were floral, fragrances and accessories, frames and furniture, which were partially offset by declines in mirrors, housewares and art.

Gross profit. Gross profit as a percentage of net sales decreased 50 basis points from 32.3% in the first quarter of fiscal 2017 to 31.8% in the first quarter of fiscal 2018. The overall decrease in gross profit margin was due to higher outbound freight, store occupancy and central distribution expenses, partially offset by higher merchandise margin. Outbound freight costs, which include e-commerce shipping, increased approximately 65 basis points as a percentage of net sales, which was driven by an increase in e-commerce shipping costs due to the further expansion of this channel, which is expected to continue. Store occupancy costs increased approximately 15 basis points as a percentage of net sales, and central distribution costs increased 5 basis points as a percentage of net sales, primarily due to deleverage from negative brick-and-mortar comparable store sales. Merchandise margin increased approximately 35 basis points from 55.7% in the first quarter of fiscal 2017 to 56.0% in the first quarter of fiscal 2018 due to higher initial retail prices, more strategic promotional activity and the elimination of coupon stacking on our clearance category, partially offset by a growing mix of third-party drop-ship sales and higher inbound freight costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 50 basis points from 20.0% in the first quarter of fiscal 2017 to 19.5% in the first quarter of fiscal 2018 as a result of lower corporate payroll expense due to the staff reduction in the fourth quarter of fiscal 2017, lower stock-based compensation expense due to forfeitures and a higher rate of internal salary capitalization for corporate projects, partially offset by severance charges associated with the resignation of our former Chief Executive Officer.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 60 basis points from 12.8% in the first quarter of fiscal 2017 to 12.2% in the first fiscal quarter of 2018. The decrease as a percentage of net sales was primarily due to cost control initiatives.

Income tax benefit. We recorded an income tax benefit of approximately $0.5 million, or 34.9% of the loss before income taxes during the first quarter of fiscal 2018, compared to an income tax benefit of approximately $0.8 million, or 36.3% of the loss before income taxes during the prior year quarter. The decrease in the tax rate for the first quarter of fiscal 2018 compared to the prior year quarter was primarily due to the effect of the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018, which was partially offset by the realization of discrete federal tax credits during the quarter.

Net loss and loss per share. We reported a net loss of $0.9 million, or $0.06 per diluted share, for the first quarter of fiscal 2018 as compared to a net loss of $1.4 million, or $0.09 per diluted share, for the first quarter of fiscal 2017. Included in the reported net loss for the first quarter of fiscal 2018 are severance and transition charges of approximately $810,000, net of tax, associated with the resignation of our former Chief Executive Officer. These charges increased the net loss for the first quarter of fiscal 2018 by approximately $0.06 per diluted share.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $8.0 million during the first quarter of fiscal 2018 as compared to net cash provided by operating activities of approximately $1.4 million for the first quarter of fiscal 2017. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior year period was primarily due to the timing of prepaid expenses and other current assets and accrued expenses and other current and noncurrent liabilities. Prepaid expenses and other current assets decreased from the prior year period due to timing of construction allowance receivables and changes in insurance reserves. Accrued expenses and other current and noncurrent liabilities decreased from the prior year period primarily due to timing of payroll periods.

Cash flows from investing activities. Net cash used in investing activities for the first quarter of fiscal 2018 consisted of $11.1 million in capital expenditures as compared to $5.6 million in capital expenditures for the prior year period. The capital expenditures in the current year period related primarily to the opening of 10 new stores during the period, hardware lease buyouts, supply-chain and information technology systems investments and investments in our existing stores. Capital expenditures in the prior year period related primarily to the opening of eight new stores during the period, investments in our existing stores, improvements to our supply chain and information technology system investments. We expect that capital expenditures for fiscal 2018 will be in the range of $26 to $29 million, primarily for the purpose of leasehold improvements at new stores and investments in supply chain and omni-channel technologies.

Cash flows from financing activities. Net cash used in financing activities was approximately $2.9 million for the first quarter of fiscal 2018 and was primarily related to the repurchase and retirement of common stock pursuant to our stock repurchase plan, slightly offset by employee stock purchases. Net cash provided by financing activities was approximately $0.1 million for the first quarter of fiscal 2017, and was related to employee stock purchases.
Senior credit facility. We are party to the Credit Agreement with Bank of America, N.A. as administrative agent and collateral agent, and the Lenders. The Credit Agreement includes a senior secured revolving credit facility of $75 million, a swingline availability of $10 million, a $25 million incremental accordion feature and a maturity date of February 2021. Borrowings under the Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.
Borrowings under the Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.
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
As of May 5, 2018, we were in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $51.5 million available for borrowing.
At May 5, 2018, our balance of cash and cash equivalents was approximately $58.2 million. We do not anticipate any borrowings under the credit facility during fiscal 2018.  We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Stock repurchase plan. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. For the 13-week period ended May 5, 2018, we repurchased and retired 315,548 shares of common stock at an aggregate cost of approximately $3.0 million under this stock repurchase plan. As of May 5, 2018, we had approximately $6.4 million remaining under our plan.

Related Party Transactions

We have an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of our two Vice Presidents of Merchandising. The table below sets forth selected results to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended
	May 5, 2018	April 29, 2017
Related Party Vendor:
Purchases	$11,436	$11,702
Purchases as a percent of total merchandise purchases	20.5%	21.7%
Cost of sales	11,577	9,606
Payable amounts outstanding at fiscal period-end	7,800	4,791

Significant Contractual Obligations and Commercial Commitments

Construction Commitments. As of May 5, 2018, the Company had no material commitments related to construction projects extending greater than 12 months.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2018. Refer to the Annual Report for a summary of our critical accounting policies.

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

•	Failure to control merchandise returns could negatively impact the business.

•	We may experience significant variations in our quarterly results.

•	Our comparable store net sales fluctuate due to a variety of factors.

•	Our freight costs and thus our cost of goods sold are impacted by changes in fuel prices.

•	New legal requirements could adversely affect our operating results.

•	The Tax Cuts and Jobs Act could have material effects on the Company.

•	Litigation may adversely affect our business, financial condition, results of operations or liquidity.

•	Product liability claims could adversely affect our reputation.

•	If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.

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

•
We depend on key personnel, and, if we lose the services of any member of our senior management team and are unable to replace them with qualified individuals on a timely basis, we may not be able to run our business effectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended February 3, 2018.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our Acting Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of May 5, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint. On January 9, 2018, the District Court denied the Company’s motion to dismiss this matter. On January 31, 2018, the Court granted the Company’s motion to stay the proceedings in its case pending the Third Circuit’s decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir.). The J. Crew case presents the exact same standing issues as the Company’s case, but in J. Crew the defendant was granted its motion to dismiss at the trial court level. On appeal, the Third Circuit heard oral argument in the J. Crew case on February 8, 2018, and a decision is expected later this spring or summer. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I - Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 3, 2018, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the first quarter of fiscal 2018, ended May 5, 2018, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)
February 4, 2018 to March 3, 2018	136,243	$9.19	136,243	$8,144
March 4, 2018 to April 7, 2018	97,310	9.01	97,310	7,267
April 8, 2018 to May 5, 2018	81,995	10.28	81,995	6,424
Total	315,548	$9.42	315,548	$6,424

On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
10.1+*	Letter Agreement, effective April 5, 2018, by and between Michael Cairnes and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2018).
10.2+*	Letter Agreement, effective April 5, 2018, by and between W. Michael Madden and Kirkland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K dated April 5, 2018).
10.3+*	Letter Agreement, effective April 16, 2018, by and between Nicole Strain and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated April 16, 2018).
31.1	Certification of the Acting Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 5, 2018, furnished in XBRL (eXtensible Business Reporting Language))

* Incorporated by reference.
+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 7, 2018	/s/ Michael B. Cairnes
Michael B. Cairnes Acting Chief Executive Officer
Date: June 7, 2018	/s/ Nicole A. Strain
Nicole A. Strain Interim Chief Financial Officer