Form 10-Q
period 2018-08-04
KIRKLAND'S, INC
filed 2018-09-13
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 4, 2018

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

Common Stock, no par value - 15,662,989 shares outstanding as of September 4, 2018.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	August 4,	February 3,	July 29,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$35,359	$80,156	$48,694
Inventories, net (1)	95,466	81,255	71,283
Prepaid expenses and other current assets (1)	21,053	15,988	21,565
Total current assets	151,878	177,399	141,542
Property and equipment:
Equipment	21,025	20,835	20,091
Furniture and fixtures	81,371	80,299	78,432
Leasehold improvements	124,133	119,272	112,435
Computer software and hardware	63,474	59,331	56,532
Projects in progress	12,637	7,685	6,400
Property and equipment, gross	302,640	287,422	273,890
Accumulated depreciation	(185,572)	(174,383)	(162,667)
Property and equipment, net	117,068	113,039	111,223
Deferred income taxes	1,344	2,216	1,022
Other assets	7,248	6,543	6,026
Total assets	$277,538	$299,197	$259,813
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,849	$45,602	$29,166
Accounts payable to related party vendor	6,747	7,523	4,618
Income taxes payable	—	4,943	—
Accrued expenses	35,345	38,872	31,030
Total current liabilities	84,941	96,940	64,814
Deferred rent	53,080	53,303	53,384
Deferred income taxes	411	—	2,172
Other liabilities	9,049	8,193	9,674
Total liabilities	147,481	158,436	130,044
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at August 4, 2018, February 3, 2018, or July 29, 2017, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 15,741,818; 15,977,239; and 16,011,169 shares issued and outstanding at August 4, 2018, February 3, 2018, and July 29, 2017, respectively	168,198	167,501	166,408
Accumulated deficit	(38,141)	(26,740)	(36,639)
Total shareholders’ equity	130,057	140,761	129,769
Total liabilities and shareholders’ equity	$277,538	$299,197	$259,813
(1) Refer to Note 1 for information about a reclassification of supplies inventory from inventories, net, to prepaid expenses and other current assets.
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net sales	$133,899	$131,683	$276,353	$264,524
Cost of sales (1)	86,765	80,593	172,330	160,980
Cost of sales related to merchandise purchased from related party vendor	10,336	11,004	21,913	20,610
Cost of sales	97,101	91,597	194,243	181,590
Gross profit	36,798	40,086	82,110	82,934
Operating expenses:
Compensation and benefits	26,020	25,974	53,869	52,484
Other operating expenses	17,965	18,079	35,284	35,074
Depreciation (exclusive of depreciation included in cost of sales) (1)	1,774	1,729	3,538	3,350
Total operating expenses	45,759	45,782	92,691	90,908
Operating loss	(8,961)	(5,696)	(10,581)	(7,974)
Interest expense	66	65	131	126
Other income	(270)	(133)	(601)	(219)
Loss before income taxes	(8,757)	(5,628)	(10,111)	(7,881)
Income tax benefit	(2,042)	(1,856)	(2,514)	(2,674)
Net loss	$(6,715)	$(3,772)	$(7,597)	$(5,207)

Loss per share:
Basic	$(0.43)	$(0.24)	$(0.48)	$(0.33)
Diluted	$(0.43)	$(0.24)	$(0.48)	$(0.33)
Weighted average shares outstanding:
Basic	15,726	15,974	15,925	15,943
Diluted	15,726	15,974	15,925	15,943
(1) Refer to Note 1 for information about a reclassification of supply-chain and store-related depreciation expense to cost of sales.

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 3, 2018	15,977,239	$167,501	$(26,740)	$140,761
Employee stock purchases	18,275	161	—	161
Exercise of stock options	167,526	23	—	23
Restricted stock issued	108,900	—	—	—
Net share settlement of stock options and restricted stock	(137,478)	(378)	—	(378)
Stock-based compensation expense	—	891	—	891
Repurchase and retirement of common stock	(392,644)	—	(3,804)	(3,804)
Net loss	—	—	(7,597)	(7,597)
Balance at August 4, 2018	15,741,818	$168,198	$(38,141)	$130,057

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26-Week Period Ended
	August 4,	July 29,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,597)	$(5,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	14,390	13,035
Amortization of deferred rent	(5,056)	(3,744)
Amortization of debt issue costs	27	27
Loss on disposal of property and equipment	177	120
Stock-based compensation expense	891	1,184
Deferred income taxes	1,283	1,869
Changes in assets and liabilities:
Inventories, net (1)	(14,211)	1,908
Prepaid expenses and other current assets (1)	(581)	(480)
Other noncurrent assets	(732)	(1,015)
Accounts payable	(3,067)	(3,402)
Accounts payable to related party vendor	(776)	(390)
Income taxes refundable	(9,427)	(11,446)
Accrued expenses and other current and noncurrent liabilities	2,162	6,149
Net cash used in operating activities	(22,517)	(1,392)

Cash flows from investing activities:
Capital expenditures	(18,282)	(13,830)
Net cash used in investing activities	(18,282)	(13,830)

Cash flows from financing activities:
Cash used in net share settlement of stock options and restricted stock	(378)	(193)
Proceeds received from employee stock option exercises	23	—
Employee stock purchases	161	172
Repurchase and retirement of common stock	(3,804)	—
Net cash used in financing activities	(3,998)	(21)

Cash and cash equivalents:
Net decrease	(44,797)	(15,243)
Beginning of the period	80,156	63,937
End of the period	$35,359	$48,694

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$2,741	$1,037
(1) Refer to Note 1 for information about a reclassification of supplies inventory from inventories, net, to prepaid expenses and other current assets.

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 426 stores in 37 states as of August 4, 2018, as well as an e-commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended August 4, 2018 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to, impairment assessments on long-lived assets, asset retirement obligations, inventory reserves, self-insurance reserves, income tax liabilities, stock-based compensation, employee bonus accruals, gift card breakage and contingent liabilities.

In the fourth quarter of fiscal 2017, the Company concluded that it was appropriate to classify supplies inventory in prepaid expenses and other current assets instead of inventories, net, in the consolidated financial statements. The Company reclassified prior period amounts to reflect this change. This resulted in $2.1 million reclassified from inventories, net, to prepaid expenses and other current assets on the condensed consolidated balance sheet as of July 29, 2017, and $0.1 million reclassified from inventories, net, to prepaid expense and other current assets in the changes in assets and liabilities section of the condensed consolidated statements of cash flows for the 26-week period ended July 29, 2017.

Also, during the fourth quarter of fiscal 2017, the Company reclassified supply chain and store-related depreciation expense to cost of sales whereas it was previously included in depreciation in its financial statements. The Company also reclassified prior period amounts to reflect this change. This reclassification increased cost of sales by approximately $4.9 million and $9.7 million for the 13-week and 26-week periods ended July 29, 2017, respectively, with an equal and offsetting decrease to depreciation. This reclassification had no impact on net sales, operating loss, net loss or loss per share.

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended August 4, 2018 and July 29, 2017, the Company recorded an income tax benefit of 23.3% and 33.0% of the loss before income taxes, respectively. For the 26-week periods ended August 4, 2018 and July 29, 2017, the Company recorded an income tax benefit of 24.9% and 33.9% of the loss before income taxes, respectively. The decrease in the tax rate for the 13-week and 26-week periods ended August 4, 2018 was primarily due to the effect of the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.4 million and 1.5 million shares for each of the 13-week periods ended August 4, 2018 and July 29, 2017, respectively, and 1.4 million and 1.5 million shares for each of the 26-week periods ended August 4, 2018 and July 29, 2017, respectively.

Note 4 - Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities. The Company also maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis. Deferred Compensation Plan assets and liabilities were approximately $2.1 million, $2.2 million, and $2.1 million as of August 4, 2018, February 3, 2018, and July 29, 2017, respectively, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets.

Note 5 - Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint. On January 9, 2018, the District Court denied the Company’s motion to dismiss this matter. On January 31, 2018, the Court granted the Company’s motion to stay the proceedings in its case pending the Third Circuit’s decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir.). The J. Crew case presents the exact same standing issues as the Company’s case, but in J. Crew the defendant was granted its motion to dismiss at the trial court level. On appeal, the Third Circuit heard oral argument in the J. Crew case on February 8, 2018, and a decision is expected this year. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The case is still relatively new, and neither party has conducted any material discovery at this time. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		26-Week Period Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$498	$395	$891	$1,184
Stock options granted	157,700	245,000	157,700	245,000
Restricted stock units granted	110,900	122,500	110,900	122,500

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

	13-Week Period Ended		26-Week Period Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Related Party Vendor:
Purchases	$13,086	$12,389	$24,522	$24,078
Purchases as a percent of total merchandise purchases	20.1%	22.9%	20.3%	22.3%

Note 8 - Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Shares repurchased and retired	77,096	—	392,644	—
Share repurchase cost	$832	$—	$3,804	$—
As of August 4, 2018, the Company had approximately $5.6 million remaining under the plan.

Note 9 - New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 were effective for the Company at the beginning of its fiscal 2018 year. Companies that transitioned to this new standard could either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this standard in the first quarter of fiscal 2018 using the modified retrospective method. The Company identified its loyalty program as the area that was most affected by the new revenue recognition guidance. Additionally, the Company’s historical accounting for gift card breakage is consistent with the new revenue recognition guidance.  The Company’s gift card liability, net of estimated breakage, was $10.4 million, $11.3 million and $8.6 million as of August 4, 2018, February 3, 2018 and July 29, 2017, respectively, which is included in accrued expenses on the condensed consolidated balance sheet. During the 13-week period ended August 4, 2018, the Company recognized $2.0 million of gift card redemptions related to amounts included in the gift card contract liability balance of $10.5 million as of May 5, 2018.

During the 26-week period ended August 4, 2018, the Company recognized $4.0 million of gift card redemptions related to amounts included in the gift card contract liability balance of $11.3 million as of February 3, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. A modified transition approach is required for all leases existing or entered into after the beginning of the earliest comparative period in the consolidated financial statements. The FASB has issued guidance which allows companies to record the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings. Under this transition method, companies may continue to report comparative periods under ASC 840, although they must also provide the required disclosures under ASC 840 for all periods presented under ASC 840. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and is anticipating a material impact on the Company’s consolidated financial statements because the Company is party to a significant number of lease contracts.

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

As of August 4, 2018, the Company was in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $62.4 million available for borrowing.

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

General

We are a specialty retailer of home décor in the United States, operating 426 stores in 37 states as of August 4, 2018, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, framed art, furniture, ornamental wall décor, fragrance and accessories, mirrors, lamps, decorative accessories, textiles, housewares, gifts, artificial floral products, frames, clocks and outdoor living items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, gift card breakage revenue and shipping revenue associated with e-commerce sales, net of returns and excluding sales taxes. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. The e-commerce store sales, including shipping revenue, are included in comparable store sales. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components including: product cost of sales (including inbound freight, damages and inventory shrinkage), store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs (including e-commerce shipping) and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

Store Growth

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
New stores opened during the period	6	8	16	16
Stores closed during the period	5	3	8	14

The following table summarizes our stores and square footage under lease:

	August 4, 2018	July 29, 2017
Number of stores	426	406
Square footage	3,372,584	3,198,651
Average square footage per store	7,917	7,878

13-Week Period Ended August 4, 2018 Compared to the 13-Week Period Ended July 29, 2017

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	August 4, 2018		July 29, 2017		Change
	$	%	$	%	$	%
Net sales	$133,899	100.0%	$131,683	100.0%	$2,216	1.7%
Cost of sales	97,101	72.5	91,597	69.6	5,504	6.0
Gross profit	36,798	27.5	40,086	30.4	(3,288)	(8.2)
Operating expenses:
Compensation and benefits	26,020	19.5	25,974	19.7	46	0.2
Other operating expenses	17,965	13.4	18,079	13.7	(114)	(0.6)
Depreciation (exclusive of depreciation included in cost of sales)	1,774	1.3	1,729	1.3	45	2.6
Total operating expenses	45,759	34.2	45,782	34.7	(23)	(0.1)
Operating loss	(8,961)	(6.7)	(5,696)	(4.3)	(3,265)	57.3
Interest expense	66	—	65	0.1	1	1.5
Other income	(270)	(0.2)	(133)	(0.1)	(137)	103.0
Loss before income taxes	(8,757)	(6.5)	(5,628)	(4.3)	(3,129)	55.6
Income tax benefit	(2,042)	(1.5)	(1,856)	(1.4)	(186)	10.0
Net loss	$(6,715)	(5.0)%	$(3,772)	(2.9)%	$(2,943)	78.0%

Net sales. Net sales increased 1.7% to $133.9 million for the second quarter of fiscal 2018 compared to $131.7 million for the prior-year period. The impact of net new store growth contributed an increase in net sales of $7.2 million. This was partially offset by a decrease in comparable store sales, including e-commerce sales, of 3.9%, or $5.0 million for the second quarter of fiscal 2018 compared to the prior-year period. Comparable store sales, including e-commerce sales, increased 1.2% in the prior-year period. For the second quarter of fiscal 2018, e-commerce comparable sales increased 14.5% versus the prior-year period, while comparable store sales at brick-and-mortar stores decreased 6.3% versus the prior-year period. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decreased transactions resulted from a decline in traffic combined with a slight decrease in conversion. The increase in average ticket resulted from an increase in average retail price partially offset by a decrease in items per transaction. For e-commerce, comparable sales benefited from an increase in transactions due to higher website traffic, while average ticket increased slightly, driven by an increase in average retail price partially offset by a decrease in items per transaction. The merchandise categories contributing most to the comparable store sales decrease for the second quarter of fiscal 2018 were ornamental wall décor, mirrors, housewares and lamps, which were partially offset by increases in floral, fragrance and accessories, and holiday.

Gross profit. Gross profit as a percentage of net sales decreased 290 basis points from 30.4% in the second quarter of fiscal 2017 to 27.5% in the second quarter of fiscal 2018. The overall decrease in gross profit margin was due to higher store occupancy and depreciation expenses, outbound freight expense and distribution center expenses, as well as lower merchandise margin. Store occupancy and depreciation costs increased approximately 190 basis points as a percentage of net sales, primarily due to a $1.2 million one-time out-of-period adjustment of ancillary rent payments to prepaid expenses and other current assets in the prior-year period, as well as deleverage from negative brick-and-mortar comparable store sales. Outbound freight costs, which include e-commerce shipping, increased approximately 60 basis points as a percentage of net sales, which was driven by an increase in e-commerce shipping costs due to the further expansion of this channel, which is expected to continue. Central distribution costs, including depreciation, increased 20 basis points as a percentage of net sales, primarily due to the comparable sales deleverage.

Merchandise margin decreased approximately 20 basis points from 53.4% in the second quarter of fiscal 2017 to 53.2% in the second quarter of fiscal 2018 due to higher inbound freight costs driven by rate pressure and higher shrink costs due to favorable physical inventory results in the prior-year period, which was partially offset by better product margin driven by higher initial retail prices, more strategic promotional activity and the elimination of coupon stacking on our clearance category.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 20 basis points from 19.7% in the second quarter of fiscal 2017 to 19.5% in the second quarter of fiscal 2018 as a result of lower corporate payroll expense due to a higher rate of internal salary capitalization for corporate projects and lower employee benefit expenses, partially offset by higher stock compensation expense.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 30 basis points from 13.7% in the second quarter of fiscal 2017 to 13.4% in the second fiscal quarter of 2018. The decrease as a percentage of net sales was primarily due to cost control initiatives.

Income tax benefit. We recorded an income tax benefit of approximately $2.0 million, or 23.3% of the loss before income taxes during the second quarter of fiscal 2018, compared to an income tax benefit of approximately $1.9 million, or 33.0% of the loss before income taxes during the prior-year quarter. The decrease in the tax rate for the second quarter of fiscal 2018 compared to the prior-year quarter was primarily due to the effect of the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018.

Net loss and loss per share. We reported a net loss of $6.7 million, or $0.43 per diluted share, for the second quarter of fiscal 2018 as compared to a net loss of $3.8 million, or $0.24 per diluted share, for the second quarter of fiscal 2017. Included in the reported net loss for the second quarter of fiscal 2018 are severance and transition charges of approximately $347,000, net of tax, associated with the resignation of our former Chief Executive Officer. These charges increased the net loss for the second quarter of fiscal 2018 by approximately $0.03 per diluted share.

26-Week Period Ended August 4, 2018 Compared to the 26-Week Period Ended July 29, 2017

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	August 4, 2018		July 29, 2017		Change
	$	%	$	%	$	%
Net sales	$276,353	100.0%	$264,524	100.0%	$11,829	4.5%
Cost of sales	194,243	70.3	181,590	68.6	12,653	7.0
Gross profit	82,110	29.7	82,934	31.4	(824)	(1.0)
Operating expenses:
Compensation and benefits	53,869	19.4	52,484	19.8	1,385	2.6
Other operating expenses	35,284	12.8	35,074	13.3	210	0.6
Depreciation (exclusive of depreciation included in cost of sales)	3,538	1.3	3,350	1.3	188	5.6
Total operating expenses	92,691	33.5	90,908	34.4	1,783	2.0
Operating loss	(10,581)	(3.8)	(7,974)	(3.0)	(2,607)	32.7
Interest expense	131	—	126	0.1	5	4.0
Other income	(601)	(0.2)	(219)	(0.1)	(382)	174.4
Loss before income taxes	(10,111)	(3.6)	(7,881)	(3.0)	(2,230)	28.3
Income tax benefit	(2,514)	(0.9)	(2,674)	(1.0)	160	(6.0)
Net loss	$(7,597)	(2.7)%	$(5,207)	(2.0)%	$(2,390)	45.9%

Net sales. Net sales increased 4.5% to $276.4 million for the first half of fiscal 2018 compared to $264.5 million for the prior-year period. The impact of net new store growth contributed an increase in net sales of $15.0 million. This was partially offset by a decrease in comparable store sales, including e-commerce sales, of 1.2%, or $3.2 million for the first half of fiscal 2018 compared to the prior-year period. Comparable store sales, including e-commerce sales, decreased 1.4% in the prior-year period. For the first half of fiscal 2018, e-commerce comparable sales increased 25.8% versus the prior-year period, while comparable store sales at brick-and-mortar stores decreased 4.5%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decreased transactions resulted primarily from a decline in traffic. The increase in average ticket resulted from an increase in average retail price partially offset by a decrease in items per transaction. For e-commerce, comparable sales benefited from an increase in transactions due to higher website traffic, while average ticket increased slightly with average retail price increases offset by decreases in items per transaction. The merchandise categories contributing most to the comparable store sales decrease for the first half of fiscal 2018 were mirrors, housewares, ornamental wall décor and lamps, which were partially offset by increases in floral, fragrances and accessories, and furniture.

Gross profit. Gross profit as a percentage of net sales decreased 170 basis points from 31.4% in the first half of fiscal 2017 to 29.7% in the first half of fiscal 2018. The overall decrease in gross profit margin was due to higher store occupancy and depreciation expenses, outbound freight and central distribution expenses, partially offset by higher merchandise margin. Store occupancy and depreciation costs decreased approximately 100 basis points as a percentage of net sales, primarily from a $1.2 million one-time out-of-period adjustment of ancillary rent payments to prepaid expenses and other current assets in the prior-year period, as well as deleverage from negative brick-and-mortar comparable store sales. Outbound freight costs, which include e-commerce shipping, increased approximately 60 basis points as a percentage of net sales, which was driven by an increase in e-commerce shipping costs due to the further expansion of this channel, which is expected to continue. Central distribution costs, including depreciation, increased 10 basis points as a percentage of net sales due to the deleverage of comparable store sales. Merchandise margin increased approximately 10 basis points from 54.5% in the first half of fiscal 2017 to 54.6% in the first half of fiscal 2018 due to higher initial retail prices, more strategic promotional activity and the elimination of coupon stacking on our clearance category, partially offset by higher inbound freight costs due to rate pressure and higher shrink costs due to favorable physical inventory results in the prior-year period.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 40 basis points from 19.8% in the first half of fiscal 2017 to 19.4% in the first half of fiscal 2018 as a result of a higher rate of internal salary capitalization for corporate projects and lower stock-based compensation expense due to forfeitures, partially offset by severance and transition charges associated with the resignation of our former Chief Executive Officer.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 50 basis points from 13.3% in the first half of fiscal 2017 to 12.8% in the first half of 2018. The decrease as a percentage of net sales was primarily due to cost control initiatives and favorable self-insured workers’ compensation and general liability results.

Income tax benefit. We recorded an income tax benefit of approximately $2.5 million, or 24.9% of the loss before income taxes during the first half of fiscal 2018, compared to an income tax benefit of approximately $2.7 million, or 33.9% of the loss before income taxes during the prior-year period. The decrease in the tax rate for the first half of fiscal 2018 compared to the prior-year period was primarily due to the effect of the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018.

Net loss and loss per share. We reported a net loss of $7.6 million, or $0.48 per diluted share, for the first half of fiscal 2018 as compared to a net loss of $5.2 million, or $0.33 per diluted share, for the first half of fiscal 2017. Included in the reported net loss for the first half of fiscal 2018 are severance and transition charges of approximately $1.2 million, net of tax, associated with the resignation of our former Chief Executive Officer. These charges increased the net loss for the first half of fiscal 2018 by approximately $0.08 per diluted share.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $22.5 million during the first half of fiscal 2018 as compared to net cash used in operating activities of approximately $1.4 million for the first half of fiscal 2017. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior-year period was primarily due to the timing of inventory purchases and accrued expenses and other noncurrent liabilities. Cash used for inventory purchases increased from the prior-year period due to the earlier receipt of fall seasonal merchandise.

Cash flows from investing activities. Net cash used in investing activities for the first half of fiscal 2018 consisted of $18.3 million in capital expenditures as compared to $13.8 million in capital expenditures for the prior-year period. The capital expenditures in the current year period related primarily to the opening of 16 new stores during the period, investments in information technology systems, hardware lease buyouts and investments in our existing stores and supply-chain. Capital expenditures in the prior-year period related primarily to the opening of 16 new stores during the period, investments in our existing stores, improvements to our supply chain and information technology system investments. We expect that capital expenditures for fiscal 2018 will be in the range of $26 to $29 million, primarily for the purpose of leasehold improvements at new stores and investments in supply chain and omni-channel technologies.

Cash flows from financing activities. Net cash used in financing activities was approximately $4.0 million for the first half of fiscal 2018 and was primarily related to the repurchase and retirement of common stock pursuant to our stock repurchase plan and net share settlement of stock options and restricted stock, slightly offset by employee stock purchases. Net cash used in financing activities was approximately $21,000 for the first half of fiscal 2017, and was related to net share settlement of stock options and restricted stock, partially offset by employee stock purchases.
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
As of August 4, 2018, we were in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $62.4 million available for borrowing.
At August 4, 2018, our balance of cash and cash equivalents was approximately $35.4 million. We do not anticipate any borrowings under the credit facility during fiscal 2018.  We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Stock repurchase plan. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Shares repurchased and retired	77,096	—	392,644	—
Share repurchase cost	$832	$—	$3,804	$—
As of August 4, 2018, we had approximately $5.6 million remaining under our plan.

Related Party Transactions

We have an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of one of our two Vice Presidents of Merchandising. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Related Party Vendor:
Purchases	$13,086	$12,389	$24,522	$24,078
Purchases as a percent of total merchandise purchases	20.1%	22.9%	20.3%	22.3%
Cost of sales	10,336	11,004	21,913	20,610
Payable amounts outstanding at fiscal period-end	6,747	4,618	6,747	4,618

Significant Contractual Obligations and Commercial Commitments

Construction Commitments. As of August 4, 2018, the Company had no material commitments related to construction projects extending greater than 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our Acting Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of August 4, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint. On January 9, 2018, the District Court denied the Company’s motion to dismiss this matter. On January 31, 2018, the Court granted the Company’s motion to stay the proceedings in its case pending the Third Circuit’s decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir.). The J. Crew case presents the exact same standing issues as the Company’s case, but in J. Crew the defendant was granted its motion to dismiss at the trial court level. On appeal, the Third Circuit heard oral argument in the J. Crew case on February 8, 2018, and a decision is expected this year. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The case is still relatively new, and neither party has conducted any material discovery at this time. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the second quarter of fiscal 2018, ended August 4, 2018, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)
May 6, 2018 to June 2, 2018	54,196	$10.52	54,196	$5,854
June 3, 2018 to July 7, 2018	4,000	11.80	4,000	5,807
July 8, 2018 to August 4, 2018	18,900	11.42	18,900	5,591
Total	77,096	$10.80	77,096	$5,591

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

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the Acting Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Acting Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 4, 2018, furnished in XBRL (eXtensible Business Reporting Language))

* Incorporated by reference.
+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 13, 2018	/s/ Michael B. Cairnes
Michael B. Cairnes Acting Chief Executive Officer
Date: September 13, 2018	/s/ Nicole A. Strain
Nicole A. Strain Interim Chief Financial Officer