Form 10-Q
period 2018-11-03
KIRKLAND'S, INC
filed 2018-12-06
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 3, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value - 14,858,235 shares outstanding as of November 27, 2018.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	November 3,	February 3,	October 28,
	2018	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$23,837	$80,156	$27,885
Inventories, net (1)	113,759	81,255	104,741
Prepaid expenses and other current assets (1)	23,314	15,988	25,644
Total current assets	160,910	177,399	158,270
Property and equipment:
Equipment	21,878	20,835	20,618
Furniture and fixtures	82,361	80,299	79,481
Leasehold improvements	126,843	119,272	116,251
Computer software and hardware	67,911	59,331	57,683
Projects in progress	8,899	7,685	9,046
Property and equipment, gross	307,892	287,422	283,079
Accumulated depreciation	(192,617)	(174,383)	(167,952)
Property and equipment, net	115,275	113,039	115,127
Deferred income taxes	1,255	2,216	968
Other assets	7,201	6,543	6,552
Total assets	$284,641	$299,197	$280,917
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,001	$45,602	$44,030
Accounts payable to related party vendor	11,261	7,523	7,671
Income taxes payable	—	4,943	—
Accrued expenses	34,466	38,872	34,699
Total current liabilities	100,728	96,940	86,400
Deferred rent	53,944	53,303	54,196
Deferred income taxes	27	—	2,561
Other liabilities	8,692	8,193	9,916
Total liabilities	163,391	158,436	153,073
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at November 3, 2018, February 3, 2018, or October 28, 2017, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 15,063,439; 15,977,239; and 16,002,387 shares issued and outstanding at November 3, 2018, February 3, 2018, and October 28, 2017, respectively	168,725	167,501	167,063
Accumulated deficit	(47,475)	(26,740)	(39,219)
Total shareholders’ equity	121,250	140,761	127,844
Total liabilities and shareholders’ equity	$284,641	$299,197	$280,917
(1) Refer to Note 1 for information about a reclassification of supplies inventory from inventories, net, to prepaid expenses and other current assets.
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	$154,571	$144,979	$430,924	$409,503
Cost of sales (1)	95,289	87,840	267,619	248,820
Cost of sales related to merchandise purchased from related party vendor	12,629	11,668	34,542	32,278
Cost of sales	107,918	99,508	302,161	281,098
Gross profit	46,653	45,471	128,763	128,405
Operating expenses:
Compensation and benefits	29,621	28,072	83,490	80,556
Other operating expenses	18,783	19,427	54,067	54,501
Depreciation (exclusive of depreciation included in cost of sales) (1)	1,867	1,739	5,405	5,089
Total operating expenses	50,271	49,238	142,962	140,146
Operating loss	(3,618)	(3,767)	(14,199)	(11,741)
Interest expense	69	69	200	195
Other income	(224)	(229)	(825)	(448)
Loss before income taxes	(3,463)	(3,607)	(13,574)	(11,488)
Income tax benefit	(683)	(1,245)	(3,197)	(3,919)
Net loss	$(2,780)	$(2,362)	$(10,377)	$(7,569)

Loss per share:
Basic	$(0.18)	$(0.15)	$(0.66)	$(0.48)
Diluted	$(0.18)	$(0.15)	$(0.66)	$(0.48)
Weighted average shares outstanding:
Basic	15,486	16,013	15,673	15,932
Diluted	15,486	16,013	15,673	15,932
(1) Refer to Note 1 for information about a reclassification of supply-chain and store-related depreciation expense to cost of sales.

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 3, 2018	15,977,239	$167,501	$(26,740)	$140,761
Employee stock purchases	28,246	238	—	238
Exercise of stock options	177,526	23	—	23
Restricted stock issued	108,900	—	—	—
Net share settlement of stock options and restricted stock	(146,355)	(378)	—	(378)
Stock-based compensation expense	—	1,341	—	1,341
Repurchase and retirement of common stock	(1,082,117)	—	(10,358)	(10,358)
Net loss	—	—	(10,377)	(10,377)
Balance at November 3, 2018	15,063,439	$168,725	$(47,475)	$121,250

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39-Week Period Ended
	November 3,	October 28,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,377)	$(7,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	21,992	19,841
Amortization of deferred rent	(6,826)	(5,784)
Amortization of debt issue costs	41	40
Loss on disposal of property and equipment	340	157
Stock-based compensation expense	1,341	1,766
Deferred income taxes	988	2,312
Changes in assets and liabilities:
Inventories, net (1)	(32,504)	(31,550)
Prepaid expenses and other current assets (1)	(2,318)	(2,396)
Other noncurrent assets	(699)	(1,554)
Accounts payable	9,856	10,502
Accounts payable to related party vendor	3,738	2,663
Income taxes refundable	(9,951)	(13,609)
Accrued expenses and other current and noncurrent liabilities	3,560	12,912
Net cash used in operating activities	(20,819)	(12,269)

Cash flows from investing activities:
Capital expenditures	(25,025)	(23,617)
Net cash used in investing activities	(25,025)	(23,617)

Cash flows from financing activities:
Cash used in net share settlement of stock options and restricted stock	(378)	(201)
Proceeds received from employee stock option exercises	23	—
Employee stock purchases	238	253
Repurchase and retirement of common stock	(10,358)	(218)
Net cash used in financing activities	(10,475)	(166)

Cash and cash equivalents:
Net decrease	(56,319)	(36,052)
Beginning of the period	80,156	63,937
End of the period	$23,837	$27,885

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,970	$1,997
(1) Refer to Note 1 for information about a reclassification of supplies inventory from inventories, net, to prepaid expenses and other current assets.

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 432 stores in 37 states as of November 3, 2018, as well as an e-commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended November 3, 2018 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks.

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

In the fourth quarter of fiscal 2017, the Company concluded that it was appropriate to classify supplies inventory in prepaid expenses and other current assets instead of inventories, net, in the consolidated financial statements. The Company reclassified prior period amounts to reflect this change. This resulted in $2.6 million reclassified from inventories, net, to prepaid expenses and other current assets on the condensed consolidated balance sheet as of October 28, 2017, and $0.3 million reclassified from inventories, net, to prepaid expense and other current assets in the changes in assets and liabilities section of the condensed consolidated statements of cash flows for the 39-week period ended October 28, 2017.

Also, during the fourth quarter of fiscal 2017, the Company reclassified supply chain and store-related depreciation expense to cost of sales whereas it was previously included in depreciation in its financial statements. The Company also reclassified prior period amounts to reflect this change. This reclassification increased cost of sales by approximately $5.1 million and $14.8 million for the 13-week and 39-week periods ended October 28, 2017, respectively, with an equal and offsetting decrease to depreciation. This reclassification had no impact on net sales, operating loss, net loss or loss per share.

For the 13-week and 39-week periods ended November 3, 2018, the Company recorded an unfavorable $0.7 million one-time out-of-period adjustment related to revised straight-line rent calculations to cost of sales from deferred rent. For the 39-week period ended October 28, 2017, the Company recorded a favorable $1.2 million one-time out-of-period adjustment of ancillary rent payments to prepaid expenses and other current assets from cost of sales.

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended November 3, 2018 and October 28, 2017, the Company recorded an income tax benefit of 19.7% and 34.5% of the loss before income taxes, respectively. For the 39-week periods ended November 3, 2018 and October 28, 2017, the Company recorded an income tax benefit of 23.6% and 34.1% of the loss before income taxes, respectively. The decrease in the tax rate for the 13-week and 39-week periods ended November 3, 2018 was primarily due to the effect of the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018, which was partially offset by additional tax expense related to stock compensation activity.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.2 million and 1.6 million shares for each of the 13-week periods ended November 3, 2018 and October 28, 2017, respectively, and 1.3 million and 1.5 million shares for each of the 39-week periods ended November 3, 2018 and October 28, 2017, respectively.

Note 4 - Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities. The Company also maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis. Deferred Compensation Plan assets and liabilities were approximately $2.1 million, $2.2 million, and $2.2 million as of November 3, 2018, February 3, 2018, and October 28, 2017, respectively, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets.

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

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties have tentatively agreed to an early mediation with minimal exchange of discovery. To date, the parties have exchanged the court mandated initial disclosures, and the Court has issued a notice of intent to issue a scheduling order on January 10, 2019. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		39-Week Period Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$450	$582	$1,341	$1,766
Stock options granted	—	—	157,700	245,000
Restricted stock units granted	132,834	2,000	243,734	148,500

Note 7 - Related Party Transactions

The Company has an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of the Company’s Vice President of Merchandising. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Related Party Vendor:
Purchases	$17,444	$17,684	$41,966	$41,743
Purchases as a percent of total merchandise purchases	22.5%	20.4%	21.1%	21.5%

Note 8 - Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Shares repurchased and retired	689,473	18,901	1,082,117	18,901
Share repurchase cost	$6,554	$218	$10,358	$218
As of November 3, 2018, the Company had approximately $9.0 million remaining under the new stock repurchase plan.

Note 9 - New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 were effective for the Company at the beginning of its fiscal 2018 year. Companies that transitioned to this new standard could either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this standard in the first quarter of fiscal 2018 using the modified retrospective method. The Company identified its loyalty program as the area that was most affected by the new revenue recognition guidance. Additionally, the Company’s historical accounting for gift card breakage is consistent with the new revenue recognition guidance.  The Company’s gift card liability, net of estimated breakage, was $10.3 million, $11.3 million and $8.5 million as of November 3, 2018, February 3, 2018 and October 28, 2017, respectively, which is included in accrued expenses on the condensed consolidated balance sheet. During the 13-week period ended November 3, 2018, the Company recognized $1.8 million of gift card redemptions related to amounts included in the gift card contract liability balance of $10.4 million as of August 4, 2018. During the 39-week period ended November 3, 2018, the Company recognized $5.0 million of gift card redemptions related to amounts included in the gift card contract liability balance of $11.3 million as of February 3, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

New Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases. Lessor accounting remains largely unchanged. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition method, companies may continue to report comparative periods under ASC 840, although they must also provide the required disclosures under ASC 840 for all periods presented under ASC 840. These new leasing standards are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company intends to adopt this guidance in the first quarter of fiscal 2019 using the optional transition method provided by ASU 2018-11. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and is anticipating a material impact on the Company’s consolidated financial statements because the Company is party to a significant number of lease contracts.

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

As of November 3, 2018, the Company was in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $75.0 million available for borrowing.

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

General

We are a specialty retailer of home décor in the United States, operating 432 stores in 37 states as of November 3, 2018, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, framed art, furniture, ornamental wall décor, fragrance and accessories, mirrors, lamps, decorative accessories, textiles, housewares, gifts, artificial floral products, frames, clocks and outdoor living items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.

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

Store Growth

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
New stores opened during the period	6	10	22	26
Stores closed during the period	—	1	8	15

The following table summarizes our stores and square footage under lease:

	November 3, 2018	October 28, 2017
Number of stores	432	415
Square footage	3,420,097	3,275,638
Average square footage per store	7,917	7,893

13-Week Period Ended November 3, 2018 Compared to the 13-Week Period Ended October 28, 2017

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	November 3, 2018		October 28, 2017		Change
	$	%	$	%	$	%
Net sales	$154,571	100.0%	$144,979	100.0%	$9,592	6.6%
Cost of sales	107,918	69.8	99,508	68.6	8,410	8.5
Gross profit	46,653	30.2	45,471	31.4	1,182	2.6
Operating expenses:
Compensation and benefits	29,621	19.2	28,072	19.4	1,549	5.5
Other operating expenses	18,783	12.1	19,427	13.4	(644)	(3.3)
Depreciation (exclusive of depreciation included in cost of sales)	1,867	1.2	1,739	1.2	128	7.4
Total operating expenses	50,271	32.5	49,238	34.0	1,033	2.1
Operating loss	(3,618)	(2.3)	(3,767)	(2.6)	149	(4.0)
Interest expense	69	—	69	—	—	—
Other income	(224)	(0.1)	(229)	(0.1)	5	(2.2)
Loss before income taxes	(3,463)	(2.2)	(3,607)	(2.5)	144	(4.0)
Income tax benefit	(683)	(0.4)	(1,245)	(0.9)	562	(45.1)
Net loss	$(2,780)	(1.8)%	$(2,362)	(1.6)%	$(418)	17.7%

Net sales. Net sales increased 6.6% to $154.6 million for the third quarter of fiscal 2018 compared to $145.0 million for the prior-year period. The impact of net new store growth contributed an increase in net sales of $7.6 million. This was in addition to an increase in comparable store sales, including e-commerce sales, of 1.4%, or $2.0 million for the third quarter of fiscal 2018 compared to the prior-year period. Comparable store sales, including e-commerce sales, increased 0.7% in the prior-year period. For the third quarter of fiscal 2018, e-commerce comparable sales increased 22.9% versus the prior-year period, while comparable store sales at brick-and-mortar stores decreased 1.2% versus the prior-year period. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decreased transactions resulted from a decline in traffic partially offset by an increase in conversion. The increase in average ticket resulted from an increase in average retail price. For e-commerce, comparable sales benefited from an increase in transactions due to higher website traffic, while average ticket decreased slightly, driven primarily by a decrease in items per transaction coupled with a slight decrease in average retail price. The merchandise categories contributing most to the comparable store sales increase for the third quarter of fiscal 2018 were holiday, fragrance and accessories, textiles, and floral, which were partially offset by decreases in art, mirrors and lamps.

Gross profit. Gross profit as a percentage of net sales decreased 120 basis points from 31.4% in the third quarter of fiscal 2017 to 30.2% in the third quarter of fiscal 2018. The overall decrease in gross profit margin was due to higher store occupancy and depreciation expenses, lower merchandise margin, and higher outbound freight expense, partially offset by lower distribution center expenses. Store occupancy and depreciation costs increased approximately 80 basis points as a percentage of net sales, primarily due to an unfavorable $0.7 million one-time out-of-period adjustment to deferred rent in the current period, in addition to sales deleverage. Merchandise margin decreased approximately 30 basis points from 55.7% in the third quarter of fiscal 2017 to 55.4% in the third quarter of fiscal 2018 due to higher inbound freight costs driven by rate pressure and slightly lower product margin driven by increased promotional activity, partially offset by lower shrink costs. Outbound freight costs, which include e-commerce shipping, increased approximately 20 basis points as a percentage of net sales, which was driven by an increase in e-

commerce shipping costs due to the further expansion of this channel. Central distribution costs, including depreciation, decreased 10 basis points as a percentage of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 20 basis points from 19.4% in the third quarter of fiscal 2017 to 19.2% in the third quarter of fiscal 2018 as a result of lower corporate and store payroll and employee benefit expenses, partially offset by charges associated with the transition of our Chief Executive Officers.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 130 basis points from 13.4% in the third quarter of fiscal 2017 to 12.1% in the third fiscal quarter of 2018. The decrease as a percentage of net sales was primarily due to cost control initiatives and favorable self-insured workers’ compensation and general liability claims trends.

Income tax benefit. We recorded an income tax benefit of approximately $0.7 million, or 19.7% of the loss before income taxes during the third quarter of fiscal 2018, compared to an income tax benefit of approximately $1.2 million, or 34.5% of the loss before income taxes during the prior-year quarter. The decrease in the tax rate for the third quarter of fiscal 2018 compared to the prior-year quarter was primarily due to the effect of the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018, which was partially offset by additional tax expense related to stock compensation activity.

Net loss and loss per share. We reported a net loss of $2.8 million, or $0.18 per diluted share, for the third quarter of fiscal 2018 as compared to a net loss of $2.4 million, or $0.15 per diluted share, for the third quarter of fiscal 2017. Included in the reported net loss for the third quarter of fiscal 2018 are severance and other charges of approximately $755,000, net of tax, associated with the transition of our Chief Executive Officers. These charges increased the net loss for the third quarter of fiscal 2018 by approximately $0.05 per diluted share.

39-Week Period Ended November 3, 2018 Compared to the 39-Week Period Ended October 28, 2017

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	November 3, 2018		October 28, 2017		Change
	$	%	$	%	$	%
Net sales	$430,924	100.0%	$409,503	100.0%	$21,421	5.2%
Cost of sales	302,161	70.1	281,098	68.6	21,063	7.5
Gross profit	128,763	29.9	128,405	31.4	358	0.3
Operating expenses:
Compensation and benefits	83,490	19.4	80,556	19.7	2,934	3.6
Other operating expenses	54,067	12.5	54,501	13.3	(434)	(0.8)
Depreciation (exclusive of depreciation included in cost of sales)	5,405	1.3	5,089	1.3	316	6.2
Total operating expenses	142,962	33.2	140,146	34.3	2,816	2.0
Operating loss	(14,199)	(3.3)	(11,741)	(2.9)	(2,458)	20.9
Interest expense	200	—	195	—	5	2.6
Other income	(825)	(0.2)	(448)	(0.1)	(377)	84.2
Loss before income taxes	(13,574)	(3.1)	(11,488)	(2.8)	(2,086)	18.2
Income tax benefit	(3,197)	(0.7)	(3,919)	(1.0)	722	(18.4)
Net loss	$(10,377)	(2.4)%	$(7,569)	(1.8)%	$(2,808)	37.1%

Net sales. Net sales increased 5.2% to $430.9 million for the first nine months of fiscal 2018 compared to $409.5 million for the prior-year period. The impact of net new store growth contributed an increase in net sales of $22.6 million. This was partially offset by a decrease in comparable store sales, including e-commerce sales, of 0.3%, or $1.1 million for the first nine months of fiscal 2018 compared to the prior-year period. Comparable store sales, including e-commerce sales, decreased 0.6% in the prior-year period. For the first nine months of fiscal 2018, e-commerce comparable sales increased 24.8% versus the prior-year period, while comparable store sales at brick-and-mortar stores decreased 3.3%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions partially offset by an increase in average ticket. The decreased transactions resulted primarily from a decline in traffic. The increase in average ticket resulted from an increase in average retail price partially offset by a decrease in items per transaction. For e-commerce, comparable sales benefited from an increase in transactions due to higher website traffic. The merchandise categories contributing most to the comparable store sales decrease for the first nine months of fiscal 2018 were mirrors, ornamental wall décor and textiles, which were partially offset by increases in outdoor living, holiday and floral.

Gross profit. Gross profit as a percentage of net sales decreased 150 basis points from 31.4% in the first nine months of fiscal 2017 to 29.9% in the first nine months of fiscal 2018. The overall decrease in gross profit margin was due to higher store occupancy and depreciation expenses and outbound freight charges, as well as slightly lower merchandise margin. Store occupancy and depreciation costs increased approximately 90 basis points as a percentage of net sales, primarily due to a favorable $1.2 million one-time out-of-period adjustment of ancillary rent payments in the prior-year period and an unfavorable $0.7 million one-time out-of-period adjustment to deferred rent in the current period, as well as deleverage from negative comparable store sales. Outbound freight costs, which include e-commerce shipping, increased approximately 50 basis points as a percentage of net sales, which was driven by an increase in e-commerce shipping costs due to the further expansion of this channel. Merchandise margin decreased approximately 10 basis points from 55.0% in the first nine months of fiscal 2017 to 54.9% in the first nine months of fiscal 2018 due to higher inbound freight costs driven by rate pressure, partially offset by better product margin, as well as lower damages. Central distribution costs, including depreciation, remained relatively flat as a percentage of net sales compared to the prior-year period.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 30 basis points from 19.7% in the first nine months of fiscal 2017 to 19.4% in the first nine months of fiscal 2018 as a result of lower stock-based compensation expense due to forfeitures, lower store payroll expense and a higher rate of internal salary capitalization for corporate projects, partially offset by charges associated with the transition of our Chief Executive Officers.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 80 basis points from 13.3% in the first nine months of fiscal 2017 to 12.5% in the first nine months of 2018. The decrease as a percentage of net sales was primarily due to cost control initiatives and favorable self-insured workers’ compensation and general liability claims trends.

Income tax benefit. We recorded an income tax benefit of approximately $3.2 million, or 23.6% of the loss before income taxes during the first nine months of fiscal 2018, compared to an income tax benefit of approximately $3.9 million, or 34.1% of the loss before income taxes during the prior-year period. The decrease in the tax rate for the first nine months of fiscal 2018 compared to the prior-year period was primarily due to the effect of the U.S. Tax Cuts and Jobs Act, which reduced the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018, which was partially offset by additional tax expense related to stock compensation activity.

Net loss and loss per share. We reported a net loss of $10.4 million, or $0.66 per diluted share, for the first nine months of fiscal 2018 as compared to a net loss of $7.6 million, or $0.48 per diluted share, for the first nine months of fiscal 2017. Included in the reported net loss for the first nine months of fiscal 2018 are severance and other charges of approximately $1.9 million, net of tax, associated with the transition of our Chief Executive Officers. These charges increased the net loss for the first nine months of fiscal 2018 by approximately $0.12 per diluted share.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $20.8 million during the first nine months of fiscal 2018 as compared to net cash used in operating activities of approximately $12.3 million for the first nine months of fiscal 2017. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior-year period was primarily due to timing of accrued expenses and other noncurrent liabilities and a decline in operating performance.

Cash flows from investing activities. Net cash used in investing activities for the first nine months of fiscal 2018 consisted of $25.0 million in capital expenditures as compared to $23.6 million in capital expenditures for the prior-year period. The capital expenditures in the current year period related primarily to the opening of 22 new stores during the period, investments in information technology systems, investments in our existing stores, hardware lease buyouts and improvements to our supply-chain. Capital expenditures in the prior-year period related primarily to the opening of 26 new stores during the period, improvements to our supply chain and information technology systems, and investments in our existing stores. We expect that capital expenditures for fiscal 2018 will be in the range of $29 to $31 million, primarily for the purpose of leasehold improvements at new stores and investments in supply chain and omni-channel technologies.

Cash flows from financing activities. Net cash used in financing activities was approximately $10.5 million for the first nine months of fiscal 2018 and was primarily related to the repurchase and retirement of common stock pursuant to our stock repurchase plan. Net cash used in financing activities was approximately $166,000 for the first nine months of fiscal 2017 and was related to the repurchase and retirement of common stock pursuant to our stock repurchase plan and net share settlement of stock options and restricted stock, partially offset by employee stock purchases.
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
As of November 3, 2018, we were in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $75.0 million available for borrowing.
At November 3, 2018, our balance of cash and cash equivalents was approximately $23.8 million. We do not anticipate any borrowings under the credit facility during fiscal 2018.  We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Stock repurchase plan. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Shares repurchased and retired	689,473	18,901	1,082,117	18,901
Share repurchase cost	$6,554	$218	$10,358	$218
As of November 3, 2018, we had approximately $9.0 million remaining under our new stock repurchase plan.

Related Party Transactions

We have an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of our Vice President of Merchandising. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Related Party Vendor:
Purchases	$17,444	$17,684	$41,966	$41,743
Purchases as a percent of total merchandise purchases	22.5%	20.4%	21.1%	21.5%
Cost of sales	12,629	11,668	34,542	32,278
Payable amounts outstanding at fiscal period-end	11,261	7,671	11,261	7,671

Significant Contractual Obligations and Commercial Commitments

Construction Commitments. As of November 3, 2018, the Company had no material commitments related to construction projects extending greater than 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of November 3, 2018 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties have tentatively agreed to an early mediation with minimal exchange of discovery. To date, the parties have exchanged the court mandated initial disclosures, and the Court has issued a notice of intent to issue a scheduling order on January 10, 2019. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the third quarter of fiscal 2018, ended November 3, 2018, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (in 000s)
August 5, 2018 to September 1, 2018	58,409	$9.88	58,409	$5,014
September 2, 2018 to October 6, 2018	327,582	9.44	327,582	11,921
October 7, 2018 to November 3, 2018	303,482	9.50	303,482	9,037
Total	689,473	$9.51	689,473	$9,037

On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
10.1+*	Employment Agreement, effective September 21, 2018, by and between Steve C. Woodward and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2018).
10.2+*	Amendment No. 1 to Employment Agreement, effective September 21, 2018, by and between Mike Cairnes and Kirkland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K dated September 24, 2018).
10.3+*	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to our Current Report on Form 8-K dated September 24, 2018).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended November 3, 2018, furnished in XBRL (eXtensible Business Reporting Language))

* Incorporated by reference.
+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: December 6, 2018	/s/ Steve C. Woodward
Steve C. Woodward Chief Executive Officer
Date: December 6, 2018	/s/ Nicole A. Strain
Nicole A. Strain Interim Chief Financial Officer