Form 10-K
period 2019-02-02
KIRKLAND'S, INC
filed 2019-03-29
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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
(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $175 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.
As of March 15, 2019, there were 14,366,707 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 20, 2019, are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended February 2, 2019 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in Item 1A. Risk Factors and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.
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
General
We are a specialty retailer of home décor in the United States, operating 428 stores in 37 states as of February 2, 2019, as well as an e-commerce enabled website, www.kirklands.com. We were founded in 1966, and our current parent corporation, Kirkland’s, Inc., was incorporated in 1981. Our stores present a broad selection of distinctive merchandise, including holiday décor, furniture, art, fragrance and accessories, ornamental wall décor, decorative accessories, mirrors, lamps, textiles, artificial floral products, gifts, housewares, outdoor living items, frames and clocks. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.
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
Ever-changing merchandise mix. We believe our ever-changing merchandise mix creates an inviting store environment, encouraging strong customer loyalty and frequent return visits to our stores. The merchandise in our stores is traditionally-styled for broad market appeal, yet it reflects an understanding of our customer’s desire for fashion and novelty. Our information systems permit close tracking of individual item sales, enabling us to react quickly to both fast-selling and slow-moving items. Accordingly, our inventory turns rapidly, and we actively change our merchandise assortment throughout the year in response to market trends, sales results and changes in seasons. We also strategically increase selling space devoted to gifts and seasonal merchandise in advance of holidays.
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
Strong value proposition. Our customers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores, through catalogs, or on the Internet. This strategy of providing a combination of style, quality and value is an important element in making Kirkland’s a destination store. While we carry some items online and in our stores that sell for several hundred dollars, our average item price is approximately $10 to $15, and our items are perceived by our customers as affordable home décor, accessories and gifts. Our longstanding relationships with vendors and our ability to place and sell-through large orders of a single item enhance our ability to attain favorable product pricing from vendors.
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

e-Commerce growth. As customers increasingly turn to the web for their shopping, we expect our e-commerce channel to provide another growth opportunity. We are continuing to capture additional market share by attracting new customers via the website. We have a third-party drop shipping program that gives our customers a wider assortment of product offerings on our website. We plan on continued expansion of our third-party drop shipping product offerings to drive growth. Additionally, we are continuing to use the e-commerce channel to enrich the brick-and-mortar store experience. During fiscal 2018, we implemented a “Buy Online, Pick Up in Store” (“BOPIS”) fulfillment option out of existing store inventory to support the blending of the channels into one omni-channel experience. For fiscal 2018, our e-commerce channel, including BOPIS, accounted for approximately $78.4 million in net sales, or about 12.1% of our net sales. This represents a 21.6% increase in the e-commerce business compared to the prior year period on a 52-week comparable basis. We expect our e-commerce business to continue to grow at a pace greater than brick-and-mortar for the foreseeable future.
Brick-and-mortar store growth. As of the end of fiscal 2018, we were operating 428 stores in 37 states. We expect to open and close approximately five to seven locations for no net new stores during fiscal 2019. The timing of the new store openings will be primarily during the second and third quarters of the fiscal year, while closings will be near the end of the fiscal year. We are slowing the pace of our new store growth in fiscal 2019 compared to recent years as we prioritize sustained improvement in overall sales productivity and develop a plan for future infrastructure that compliments our omni-channel concept and improves the customer experience.
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
Product assortment. Our major merchandise categories include holiday décor, furniture, art, fragrance and accessories, ornamental wall décor, decorative accessories, mirrors, lamps, textiles, artificial floral products, gifts, housewares, outdoor living items, frames and clocks.

The following table presents the percentage of net sales contributed by our major merchandise categories based on our current category structure over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2018	Fiscal 2017	Fiscal 2016
Holiday	17%	16%	14%
Furniture	11	11	10
Art	10	11	12
Fragrance and Accessories	10	9	10
Ornamental Wall Décor	9	9	10
Decorative Accessories	6	6	6
Mirrors	6	7	7
Lamps	6	7	6
Textiles	6	5	7
Floral	4	4	3
Gift	4	4	4
Housewares	4	4	5
Outdoor Living	3	3	2
Frames	2	2	2
Clocks	2	2	2
Total	100%	100%	100%
Strong value proposition. We continually strive to increase the perceived value of Kirkland’s products to our customers through our distinctive merchandising, carefully coordinated in-store signage, visual presentation and product packaging. Our shoppers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores, through catalogs, or on the internet. Our stores use temporary promotions throughout the year featuring specific items or categories of merchandise. We believe our value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.
Buying and Inventory Management
Merchandise sourcing and product development. Our merchandise team purchases inventory on a centralized basis to take advantage of our consolidated buying power and our technology to closely control the merchandise mix in our stores and online. Our buying team selects all of our products, negotiates with vendors and works closely with our planning and allocation team to optimize merchandise quantity and mix by category, classification and item in our stores and on our website.
Approximately 88% of our total purchases are from importers of merchandise manufactured primarily in China and other South-Asian countries, with the balance purchased from domestic manufacturers and wholesalers. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. As part of our key strategic initiatives for fiscal 2019, we plan to implement a direct sourcing program, which will allow us to purchase some of our merchandise directly from manufacturers in an effort to lower the cost of merchandise purchases.
Planning and allocation. Our merchandise planning and allocation team works closely with our buying team, field management and store personnel to meet the inventory requirements of each store and for online sales. This team also manages inventory levels, allocates merchandise to stores and e-commerce and replenishes inventory based upon information generated by our information systems. Our inventory control systems monitor current inventory levels at each store and distribution center location. We also continually monitor recent selling history within each store and on our website by category, classification and item to properly allocate future purchases to maximize sales and gross margin.
Each of our stores is internally classified for merchandising purposes based on certain criteria including sales volume, size, location and historical performance. Although our stores carry similar merchandise, the variety and depth of products in a given store may vary depending on the store’s rank and classification. Where applicable, inventory purchases and allocation are also tailored based on regional or demographic differences between stores in selected categories. On our website we carry a larger selection of merchandise compared to store locations, including online-exclusive items.

Store Operations
General. In addition to corporate management and two Regional Directors, 27 Multi-Unit Managers (who generally have responsibility for an average of 16 stores within a geographic district) manage store operations. A Store Manager and one to three Assistant Managers manage individual stores. The Store Manager is responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates seven days a week with an average of 13 to 18 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with increased traffic and sales volume in the fourth quarter of the calendar year.
Merchandise presentation. Merchandise is displayed according to placement guidelines and directives given to each store from the Merchandise Presentation Team. This process promotes uniform display standards throughout the chain depending upon multiple store configurations. Using multiple types of fixtures, we group complementary merchandise creatively throughout the store, and also display certain products strictly by category or product type. Each Store Manager also has some flexibility to creatively highlight those products that are expected to have the greatest appeal to local shoppers.
Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, our success depends on our ability to promote and recruit qualified Multi-Unit and Store Managers and maintain quality full-time and part-time employees. Multi-Unit Managers are primarily responsible for recruiting new Store Managers. Store Managers are responsible for the hiring and training of new employees. We constantly look for motivated and talented people to promote from within the Company, in addition to recruiting outside Kirkland’s. All employees are trained utilizing the “K University” training program. Store Managers train at a designated “training store” where they work directly with a qualified Training Store Manager. Multi-Unit Managers onboard at our Corporate office in addition to spending time with designated Multi-Unit Manager Trainers.
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
Real Estate
Strategy. Our real estate strategy is to identify dominant retail properties that are convenient and attractive to our target customer for new stores, along with closing any under-performing locations. The flexibility and broad appeal of our stores and our merchandise allow us to operate successfully in major metropolitan markets, middle markets and smaller markets.
Long-term, we see an opportunity for store growth in both existing and new markets, but over the short-term we are slowing the pace of new store growth in order to review the store model that best complements our omni-channel strategy. Part of our strategy this year includes refreshing a number of our existing stores with elements from a new store concept that supports omni-channel retailing, provides purposeful navigation and has an updated visual presence.
Formats. As of February 2, 2019, we operated 428 stores, including 364 “power” strip or “lifestyle” centers, 31 freestanding locations, 18 mall locations and 15 outlet centers. The average size of the new stores we opened in fiscal 2018 was approximately 7,800 square feet.
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
The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015	Fiscal 2014
Stores open at beginning of period	418	404	376	344	324
Store openings	25	31	42	43	34
Store closings	(15)	(17)	(14)	(11)	(14)
Stores open at end of period	428	418	404	376	344

Distribution and Logistics
We have implemented a comprehensive approach to the management of our merchandise supply chain. This approach encompasses all parts of the supply chain, from the manufacturer overseas to the store selling floor. Our 771,000 square-foot distribution center in Jackson, Tennessee has a warehouse management system and material handling equipment that streamline the flow of goods within the distribution center. We also lease an additional 303,000 square-foot facility in Jackson, Tennessee which serves as the fulfillment center for e-commerce. We continue to evaluate the impact of our omni-channel strategies on our business, and are currently implementing enhancements to our supply chain infrastructure and warehouse management system to support store and e-commerce fulfillment.
In fiscal 2016, we implemented a new west coast distribution operation, which provides for the improved flow of merchandise through our supply chain network. By virtue of this operation, we also gain control of inventory earlier, which expands our options for future store and e-commerce fulfillment capabilities. To further optimize our supply chain and save on transportation costs, we plan to stand up a third-party logistics distribution center in Texas to deliver product to a portion of our stores in that geographic area and expand our existing west coast bypass operation to service stores on the west coast.
We currently utilize third-party carriers to transport merchandise from our Jackson, Tennessee distribution center to our stores. Almost all of our stores utilize direct, full truckload deliveries, which results in lower distribution costs and allows our field personnel to better schedule store associates for the receiving process.
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
Marketing
Although our overall marketing efforts encompass various techniques, in recent years, we have had a significant focus on customer-targeted direct mail and email communications. We manage a database of active email and home addresses that have been provided by our customers, primarily through an in-store collection process. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. In addition, our customer loyalty program, K Club, enhances our ability to create engagement with our best customers.
In an effort to reach new customers and drive website traffic, we utilize various digital and social media tools. We have an active and engaged social media presence, which allows us to inspire consumers and actively communicate with them. Utilizing digital banner advertisements on third-party websites, we are able to target new consumers who are most likely to be receptive to the Kirkland’s message.
Our in-store marketing efforts emphasize signage, window banners, displays and other techniques to attract customers and enhance the shopping experience.
Omni-Channel
We connect with our customers in their manner of choosing, whether that is in store, on our e-commerce website (www.kirklands.com), email, social media, direct mail or through our customer service center. Our goal is to be available anytime, anywhere and in any way our customers choose to engage with our brand.
Customers may use our website as a resource to locate a store, preview our merchandise, join our K Club loyalty program, apply for a Kirkland’s credit card and purchase gift cards online. Our website provides our customers with the ability to purchase

Kirkland’s merchandise online. We have multiple online fulfillment options, including direct delivery to the customer’s home either from our warehouse or directly from the vendor, shipping from our warehouse to their nearest Kirkland’s store, and picking up out of existing store inventory, which was new in fiscal 2018. In fiscal 2018, we further enhanced our e-commerce capabilities by adding numerous new features and functions, including implementing our BOPIS fulfillment option, expanding our vendor direct shipping business and improving our mobile experience. We expect to continue broadening these initiatives in fiscal 2019 in order to improve omni-channel customer growth and profitability.
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
Employees
We employed approximately 7,300 employees as of February 2, 2019. The number of employees fluctuates with seasonal needs. None of our employees are covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.
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
Availability of SEC Reports
We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and other information with the Securities Exchange Commission (“SEC”). The SEC also maintains an internet website that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those documents and other information filed by us with the SEC are available, without charge, on our internet website, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC.
Executive Officers of Kirkland’s
The name, age and position of each of our executive officers as of March 29, 2019 are as follows:
Steve C. Woodward, 62, has been a Director of Kirkland’s and Chief Executive Officer since October 2018. Prior to joining Kirkland’s, Inc., Mr. Woodward served as the President and Chief Merchandising Officer of the global home furnishings retailer Crate and Barrel since 2015. Prior to Crate and Barrel, Mr. Woodward joined Fossil, Inc., in 2007, where he was a Senior Vice President and was head of the Michael Kors watch and jewelry business. Before joining Fossil, Mr. Woodward held several key executive roles in the home furnishings industry, including Executive Vice President and General Merchandise Manager of The Bombay Company, Chief Executive Officer of Illuminations and Vice President of Pier 1 Imports.
Michael Cairnes, 59, has been President and Chief Operating Officer since October 2018. Mr. Cairnes served as Acting Chief Executive Officer from April 2018 through October 2018, prior to which he served as Executive Vice President and Chief Operating Officer since November 2016. Prior to his appointment as Chief Operating Officer, Mr. Cairnes was with Michael’s Stores, where he served concurrently as President of its Aaron’s Brothers retail business, since 2015, and President of its Artistree framing business, since 2007. Prior to Michael’s, Mr. Cairnes held senior leadership positions at Brushstrokes, a publisher of art canvases, and Larson-Juhl, a manufacturer of home décor products. He also has served as a board and strategy advisor to Bain Capital and Blackstone.
Nicole A. Strain, 45, has been Interim Chief Financial Officer since May 2017. Prior to her appointment as Interim Chief Financial Officer, Mrs. Strain served as Controller from November 2016 to April 2017. Prior to joining Kirkland’s, Mrs. Strain served as the Vice President of Finance and Principal Accounting Officer for Logan’s Roadhouse, Inc., a Nashville-based restaurant company, from 2005 through July of 2015. While at Logan’s, Mrs. Strain also served as the interim Chief Financial Officer and Principal Financial Officer.
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
The rate of our expansion will depend on, among other factors, the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. The cost of opening new stores, expanding, remodeling and relocating existing stores — which is part of our growth strategy — may increase in the future compared to historical costs. There can be no assurance that our business will generate adequate cash flow or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our senior credit facility contains provisions that restrict the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to open additional stores or expand, remodel and relocate existing stores as planned, which may adversely affect our growth strategy resulting in a decrease in net sales. There can be no assurances that we will be able to achieve our plans for the opening of new stores and the expansion, remodeling or relocation of existing stores.

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
New stores also may face greater competition and have lower anticipated net sales volumes relative to previously opened stores during their comparable years of operations. New stores opened in new markets, where we are less well known and where we are less familiar with the target customer, may face different or additional risks and increased marketing and other costs compared to stores operated in existing markets. These factors, together with increased pre-opening expenses at our new stores, may reduce our average store contribution and operating margins. If we are unable to profitably open and operate new stores and maintain the profitability of our existing stores, our net income could suffer.
The success of our growth plan will be dependent on our ability to promote and recruit a sufficient number of qualified Multi-Unit Managers, Store Managers and sales associates to support store growth. In addition, the time and effort required to train and supervise a large number of new managers and associates may divert resources from our existing stores and adversely affect our operating and financial performance.
Our Success Depends Upon our Marketing, Advertising and Promotional Efforts. If We are Unable to Implement them Successfully, or if Our Competitors Market, Advertise or Promote More Effectively than We Do, Our Revenue May Be Adversely Affected.
We use marketing and promotional programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including customer-targeted direct mail and email communications, as well as various digital and social media initiatives. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute new marketing opportunities, our competitors may be able to attract some of our customers.
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
Specialty retail is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of home décor tend to be highly correlated with cycles in consumers’ disposable income and trends in the housing market. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Because of the seasonality of our business, economic downturns, increased sourcing costs, or scarcity in equipment during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. As purchases of home décor items may decline during recessionary periods, a prolonged recession, including any related decrease in consumers’ disposable incomes, may have a material adverse effect on our business, financial condition and results of operations.
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
Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. We purchase our products from approximately 200 vendors with which we have no long-term purchase commitments or exclusivity contracts. Historically, we have retained our vendors, and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us. In addition, a period of unfavorable financial performance may make it difficult for some of our vendors to arrange for the financing or factoring of their orders with manufacturers, which could result in our inability to obtain desired merchandise from those vendors.
Our largest vendor is deemed to be a related party because its principal owner is the spouse of the Company’s Vice President of Product Development and Trends. During fiscal 2018, the Company’s purchases from this related party vendor totaled approximately $54.3 million, or 20.7% of total merchandise purchases. Any disruption in the relationship could negatively impact our ability to achieve anticipated operating results.
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
We cannot predict the effect that future changes in economic or political conditions in foreign countries may have on our operations. Although we believe that we could access alternative sources in the event of disruptions or delays in supply due to economic, political or health conditions in foreign countries, such disruptions or delays may adversely affect our results of operations unless and until alternative supply arrangements can be made. In addition, merchandise purchased from alternative sources may be of lesser quality or more expensive than the merchandise we currently purchase abroad.
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
We are also subject to the risk that the manufacturers abroad who ultimately manufacture our products may employ labor practices that are not consistent with acceptable practices in the United States. In any such event, we could be hurt by negative publicity with respect to those practices and, in some cases, face liability for those practices.
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
A significant portion of the distribution of products to our stores and directly to our customers is coordinated through our west coast bypass operation and our two distribution facilities in Jackson, Tennessee. We depend on the orderly operation of these receiving and distribution facilities, which rely on adherence to shipping schedules and effective management. We are also currently exploring alternative distribution methods and from time to time we make significant upgrades to our warehouse management software. If these changes or upgrades do not go smoothly, then we could face significant disruptions with our distribution process. In addition, we cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason. Any significant disruption in the operations of our distribution facilities would have a material adverse effect on our ability to maintain proper inventory levels in our stores and satisfy our e-commerce customers, which could result in a loss of net sales and net income.
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
We currently lease one central distribution facility, consisting of 771,000 square feet, located in Jackson, Tennessee. We also lease 303,000 square feet of additional warehouse space at a second location in Jackson, Tennessee, which services our e-commerce fulfillment, and we lease additional overflow warehouse space in Jackson, Tennessee on a month-to-month basis. We currently lease 76,000 square feet of office space in Brentwood, Tennessee.
The following table indicates the states where our stores are located and the number of stores within each state as of February 2, 2019:

State	Number of Stores	State	Number of Stores
Texas	63	Mississippi	9
Florida	38	Arkansas	8
California	28	Oklahoma	8
Georgia	25	New York	7
North Carolina	23	Colorado	5
Tennessee	20	Kansas	5
Alabama	16	Wisconsin	5
Louisiana	15	Delaware	4
Arizona	14	Maryland	4
Illinois	13	Minnesota	4
Pennsylvania	13	Nevada	3
Virginia	13	Utah	3
Missouri	11	Iowa	2
Ohio	11	Nebraska	2
South Carolina	11	New Mexico	2
Indiana	10	North Dakota	2
Michigan	10	South Dakota	1
New Jersey	10	West Virginia	1
Kentucky	9
		Total	428

Item 3.	Legal Proceedings
We were named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleges that we, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. We deny the material allegations of the complaint. On January 9, 2018, the District Court denied our motion to dismiss this matter. On January 31, 2018, the Court granted our motion to stay the proceedings in its case pending the Third Circuit’s decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir.). On March 8, 2019, the Third Circuit issued its opinion in the J. Crew case, and ruled that the plaintiff did not have standing in that case without the showing of a concrete injury. The J. Crew ruling is binding on the Court in the Kirkland’s case, and we will now move to once again dismiss Gennock’s Complaint. We continue to believe that the case is without merit and intend to continue to vigorously defend ourselves against the allegations. The matter is covered by insurance, and we do not believe that the case will have a material adverse effect on our consolidated financial condition, operating results or cash flows.
We have been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. We deny the material allegations in the complaint and believe that our employment policies are generally compliant with California law. The parties have agreed to a mediation to be held on April 1, 2019, and to date have exchanged the court mandated initial disclosures. We believe the case is without merit and intend to vigorously defend ourselves against the allegations.
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
Our common stock is listed on The Nasdaq Stock Market, LLC (“Nasdaq”) under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On March 15, 2019, there were approximately 43 holders of record and approximately 3,550 beneficial owners of our common stock. The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter	$11.89	$8.74	$13.88	$10.88
Second Quarter	$12.83	$10.26	$12.18	$8.64
Third Quarter	$12.12	$9.02	$12.49	$8.23
Fourth Quarter	$11.14	$7.53	$13.20	$10.61
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
Stock Price Performance Graph
Not applicable to smaller reporting companies.

Issuer Repurchases of Equity Securities
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. In fiscal 2018, the Company repurchased and retired 1,650,748 shares of common stock at an aggregate cost of approximately $15.7 million under this repurchase plan. As of February 2, 2019, the Company had approximately $3.7 million remaining under the plan.
Shares of common stock repurchased by the Company during the fourth quarter of fiscal 2018, ended February 2, 2019, were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased (in 000s)
November 4, 2018 to December 1, 2018	227,875	$9.22	227,875	$6,937
December 2, 2018 to January 5, 2019	242,917	9.31	242,917	4,676
January 6, 2019 to February 2, 2019	97,839	10.19	97,839	3,679
Total	568,631	$9.42	568,631	$3,679
Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the plan at any time.

Item 6.	Selected Financial Data
The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year (1)
	2018	2017	2016	2015	2014
	(Numbers in thousands, except store, square footage data and per share amounts)
Summary of Operations
Net sales (2)	$647,071	$634,117	$594,328	$561,807	$507,621
Gross profit	203,069	207,536	202,492	202,501	188,712
Operating expenses	198,188	198,184	185,493	176,310	160,071
Operating income	4,881	9,352	16,999	26,191	28,641
Income before income taxes	5,811	9,816	16,975	26,097	28,820
Net income	3,780	5,296	11,046	16,573	17,814
GAAP diluted earnings per share	$0.24	$0.33	$0.68	$0.94	$1.00
Dividends declared per common share outstanding	$—	$—	$—	$1.50	$—
Other Financial Data
Comparable store sales (decrease) increase (3)	(1.3)%	0.3%	(2.9)%	2.9%	6.1%
Number of stores at year end	428	418	404	376	344
Average net sales per store (4)	$1,323	$1,389	$1,385	$1,454	$1,441
Average net sales per gross square foot (5)	$166	$176	$179	$191	$191
Average net sales per selling square foot (6)	$225	$238	$241	$257	$257
Average gross square footage per store at fiscal year end	7,958	7,893	7,798	7,666	7,550
Merchandise margin as a percentage of net sales (7)	54.2%	54.3%	54.5%	54.7%	55.4%
Gross profit as a percentage of net sales	31.4%	32.7%	34.1%	36.0%	37.2%
Operating expenses as a percentage of net sales	30.6%	31.3%	31.2%	31.4%	31.5%
Effective tax rate	35.0%	46.0%	34.9%	36.5%	38.2%
Return on assets (ROA) (8)	1.3%	1.9%	4.4%	6.7%	7.3%
Return on equity (ROE) (9)	2.8%	3.9%	8.7%	12.2%	12.4%
Balance Sheet Data
Current assets	$157,941	$177,399	$153,040	$127,780	$163,791
Current liabilities	$86,536	$96,940	$74,441	$59,495	$57,380
Working capital	$71,405	$80,459	$78,599	$68,285	$106,411
Total assets	$277,148	$299,197	$270,146	$235,256	$256,949
Total liabilities	$146,348	$158,436	$136,333	$115,561	$105,887
Total shareholders’ equity	$130,800	$140,761	$133,813	$119,695	$151,062

(1)	Fiscal 2017 includes 53 weeks. Other fiscal years presented include 52 weeks.

(2)
Net sales include gift card breakage revenue of approximately $1.1 million in fiscal 2018, as compared to approximately $0.8 million, $1.1 million, $1.0 million, and $0.9 million in fiscal years 2017, 2016, 2015, and 2014, respectively.

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

(7)
Merchandise margin is calculated as net sales minus product cost of sales (including inbound freight, damages and inventory shrinkage and loyalty reward program charges). Merchandise margin excludes outbound freight costs (including e-commerce shipping), store occupancy costs, central distribution costs and depreciation of leasehold improvements, equipment and other property in our stores and distribution centers.

(8)	Return on assets equals net income divided by average total assets.

(9)	Return on equity equals net income divided by average total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2018 represented the 52 weeks ended on February 2, 2019. Fiscal 2017 represented the 53 weeks ended on February 3, 2018. Fiscal 2016 represented the 52 weeks ended on January 28, 2017.
Introduction
We are a specialty retailer of home décor in the United States, operating 428 stores in 37 states as of February 2, 2019, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, furniture, art, fragrance and accessories, ornamental wall décor, decorative accessories, mirrors, lamps, textiles, artificial floral products, gifts, housewares, outdoor living items, frames and clocks. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers with an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.
Overview of Key Financial Measures
Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue and excludes sales taxes. Our net sales for fiscal 2018 increased by 2.0% to $647.1 million from $634.1 million in fiscal 2017. The net sales increase in fiscal 2018 resulted primarily from the net growth in the store base of 10 stores and increased e-commerce sales, partially offset by a decrease in comparable store sales and one additional week in fiscal 2017 that was responsible for approximately $10.0 million of net sales. Comparable store sales, including the increase in e-commerce sales, decreased 1.3% for fiscal 2018 on a 52-week basis. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.
Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components including: product cost of sales (including inbound freight, damages and inventory shrinkage and loyalty reward program charges), store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs (including e-commerce shipping) and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed.

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For fiscal 2018, gross profit decreased 2.2% to $203.1 million from $207.5 million for fiscal 2017. Gross profit as a percentage of net sales decreased to 31.4% for fiscal 2018 from 32.7% in fiscal 2017, due primarily to higher store occupancy, outbound freight and central distribution costs.
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
Strategic Areas of Emphasis
Our strategic areas of emphasis include product revitalization and reinvention, merchandise margin expansion, omni-channel growth, profitability and infrastructure acceleration and supply chain optimization. As part of product revitalization, we plan to focus on our wall décor category, improve overall product design and quality and introduce new complimentary categories including table top, rugs and bedding. Merchandise margin expansion includes plans for additional pricing and promotions analytics and directly sourcing products from manufacturers to improve product margin. As part of omni-channel growth, profitability and infrastructure acceleration, we plan to focus on expanding our BOPIS fulfillment option and vendor direct shipping fulfillment methods as well as continuing our website and mobile improvements. We also expect to refresh a number of our existing stores with elements from a new store concept that supports omni-channel retailing, provides purposeful navigation and has an updated visual presence. Finally, to optimize our supply chain and save on transportation costs, we plan to stand up a third-party logistics distribution center in Texas to deliver product to a portion of our stores in that geographic area and expand our existing west coast bypass operation to service stores on the west coast.
Store Growth
We opened 25 new stores and closed 15 stores in fiscal 2018 compared to 31 new store openings and 17 store closures in fiscal 2017. For fiscal 2018, we ended the year with 428 stores compared to 418 stores at the end of fiscal 2017, representing a 2.4% increase in store units and a 3.2% increase in store square footage. We expect to open and close approximately five to seven locations for no net new stores in fiscal 2019 . The timing of the new store openings will be primarily during the second and third quarters of the fiscal year, while closings will be near the end of the fiscal year. We are slowing the pace of our new store growth in fiscal 2019 compared to recent years as we prioritize sustained improvement in overall sales productivity and develop a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience.
The following table summarizes our stores in terms of size as of February 2, 2019 and February 3, 2018:

	As of February 2, 2019	As of February 3, 2018
Number of stores	428	418
Square footage	3,405,830	3,299,172
Average square footage per store	7,958	7,893
Cash Flow
Our cash balances decreased from $80.2 million at February 3, 2018 to $57.9 million at February 2, 2019 reflecting our operating performance and changes in working capital. Our objective is to finance all of our operating and investing activities for fiscal 2019 with cash provided by operations as we have done in fiscal 2018. We expect that capital expenditures for fiscal 2019 will range from $21 million to $23 million. Over half of fiscal 2019 capital expenditures are expected to support our omni-channel and supply chain capabilities focused on long-term revenue and profitability growth. Based on the decrease in fiscal 2019 new store openings, capital expenditures for new stores are expected to be approximately $3.5 million.

Fiscal 2018 Compared to Fiscal 2017
Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2018		Fiscal 2017		Change
	$	%	$	%	$	%
Net sales	647,071	100.0%	634,117	100.0%	12,954	2.0%
Cost of sales	444,002	68.6	426,581	67.3	17,421	4.1
Gross profit	203,069	31.4	207,536	32.7	(4,467)	(2.2)
Operating expenses:
Compensation and benefits	116,272	18.0	116,895	18.4	(623)	(0.5)
Other operating expenses	74,682	11.6	74,299	11.7	383	0.5
Depreciation (exclusive of depreciation included in cost of sales)	7,234	1.1	6,990	1.1	244	3.5
Operating income	4,881	0.7	9,352	1.5	(4,471)	(47.8)
Interest expense	267	—	275	—	(8)	(2.9)
Other income	(1,197)	(0.2)	(739)	—	(458)	62.0
Income before income taxes	5,811	0.9	9,816	1.5	(4,005)	(40.8)
Income tax expense	2,031	0.3	4,520	0.7	(2,489)	(55.1)
Net income	$3,780	0.6%	$5,296	0.8%	$(1,516)	(28.6)%
Net sales. Net sales increased 2.0% to $647.1 million in fiscal 2018 compared to $634.1 million in fiscal 2017. The net sales increase of $13.0 million in fiscal 2018 resulted primarily from net-new store sales growth of approximately $30.9 million partially offset by a decrease in total comparable store sales of approximately $7.9 million on a 52-week basis and $10.0 million in decreased sales due to one less week in fiscal 2018. On a 52-week basis, comparable store sales, including e-commerce sales, decreased 1.3% for fiscal 2018 compared to an increase of 0.3% for fiscal 2017. In fiscal 2018, the e-commerce business increased 21.6% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 4.1% on a 52-week basis. The increase in e-commerce comparable sales was due to an increase in website traffic led by a strong increase in transactions partially offset by a decrease in conversion. The decrease in brick-and-mortar comparable stores sales was driven by a decrease in transactions resulting from lower traffic, partially offset by higher conversion. Average ticket also increased year-over-year due to a higher average unit retail price. Merchandise categories that contributed positively to fiscal 2018 comparable store sales included holiday, outdoor living, floral and fragrance and accessories. Merchandise categories performing below last year’s level were art, mirrors, ornamental wall décor and lamps.
Gross profit. Gross profit as a percentage of net sales decreased approximately 130 basis points from 32.7% in fiscal 2017 to 31.4% in fiscal 2018. The overall decrease in gross profit margin was due primarily to higher store occupancy and depreciation expenses, outbound freight expense and central distribution costs, as well as a slight decrease in merchandise margin. Store occupancy and depreciation costs increased approximately 70 basis points as a percentage of net sales, primarily due to deleverage from negative comparable store sales as well as a favorable $1.2 million one-time out-of-period adjustment of ancillary rent payments in the prior-year period. Outbound freight costs, which include e-commerce shipping, increased approximately 25 basis points as a percentage of net sales, primarily as a result of higher e-commerce shipping costs due to the continued expansion of this channel. Central distribution costs, including depreciation, increased approximately 25 basis points as a percentage of net sales compared to the prior-year period mainly due to sales deleverage and increased labor costs due to product flow disruptions. Merchandise margin decreased approximately 10 basis points from 54.3% in fiscal 2017 to 54.2% in fiscal 2018. The decrease in merchandise margin was primarily due to higher inbound freight costs driven by inbound rate pressure and higher fuel costs, partially offset by our improved vendor compliance initiative and higher product margin driven by more strategic promotional activity.
Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 40 basis points from 18.4% in fiscal 2017 to 18.0% in fiscal 2018 primarily as a result of lower store and corporate payroll and benefits expense partially offset by expenses associated with our Chief Executive Officer transition.
Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 10 basis points from 11.7% in fiscal 2017 to 11.6% in fiscal 2018. The decrease as a percentage of net sales was primarily due to hardware lease buyouts and favorable self-insured workers’ compensation and general liability claims trends partially offset by higher advertising expenses.
Income tax expense. We recorded income tax expense of $2.0 million, or 35.0% of pre-tax income, during fiscal 2018 compared to income tax expense of $4.5 million, or 46.0% of pre-tax income, during the prior year period. The decrease in the tax rate is primarily due to the effect of the U.S. Tax Cuts and Jobs Act (the “Tax Act”), which reduced the U.S. federal corporate tax rate from 35% to 21%, as well as a higher state tax rate compared to the prior year because of our lower pre-tax income as it relates to our tax structure.
Net income. As a result of the foregoing, we reported net income of $3.8 million, or $0.24 per diluted share, for fiscal 2018 compared to net income of $5.3 million, or $0.33 per diluted share, for fiscal 2017. Included in reported net income for fiscal 2018 are severance and other charges of approximately $2.1 million, net of tax, associated with our Chief Executive Officer transition. These charges decreased net income for fiscal 2018 by approximately $0.14 per diluted share.

Fiscal 2017 Compared to Fiscal 2016
Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2017		Fiscal 2016		Change
	$	%	$	%	$	%
Net sales	634,117	100.0%	594,328	100.0%	39,789	6.7%
Cost of sales	426,581	67.3	391,836	65.9	34,745	8.9
Gross profit	207,536	32.7	202,492	34.1	5,044	2.5
Operating expenses:
Compensation and benefits	116,895	18.4	110,277	18.5	6,618	6.0
Other operating expenses	74,299	11.7	68,873	11.6	5,426	7.9
Depreciation (exclusive of depreciation included in cost of sales)	6,990	1.1	6,343	1.1	647	10.2
Operating income	9,352	1.5	16,999	2.9	(7,647)	(45.0)
Interest expense	275	—	276	—	(1)	(0.4)
Other income	(739)	—	(252)	—	(487)	193.3
Income before income taxes	9,816	1.5	16,975	2.9	(7,159)	(42.2)
Income tax expense	4,520	0.7	5,929	1.0	(1,409)	(23.8)
Net income	$5,296	0.8%	$11,046	1.9%	$(5,750)	(52.1)%
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
Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 20 basis points from 18.5% in fiscal 2016 to 18.4% in fiscal 2017 primarily as a result of lower stock-based compensation expense due to forfeitures.
Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 10 basis points from 11.6% in fiscal 2016 to 11.7% in fiscal 2017. The increase as a percentage of net sales was primarily due to the deleverage of comparable store sales.
Income tax expense. We recorded income tax expense of $4.5 million, or 46.0% of pre-tax income, during fiscal 2017 compared to income tax expense of $5.9 million, or 34.9% of pre-tax income, during the prior year period. The increase in the tax rate reflects a one-time adjustment to deferred tax asset and liability balances due to the new Tax Act, which reduced the U.S. federal corporate tax rate from 35% to 21% and a change in an accounting rule for taxes associated with share-based compensation which requires the inclusion of excess tax benefits and deficiencies as a component of our income tax expense. We made a reasonable estimate of the effects of the Act on our existing deferred tax balances as of February 3, 2018 and recognized approximately $419,000 of tax expense as a component of income tax expense associated with the revaluation of our deferred tax asset and liability balances based on the new federal rate of 21%.
Net income. As a result of the foregoing, we reported net income of $5.3 million, or $0.33 per diluted share, for fiscal 2017 compared to net income of $11.0 million, or $0.68 per diluted share, for fiscal 2016.
Liquidity and Capital Resources
Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak in the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to new store openings; purchases of equipment or information technology assets for our stores (including e-commerce), distribution facilities and corporate headquarters; and existing store expansions, remodels or relocations. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash.
Cash flows from operating activities. Net cash provided by operating activities was $22.3 million, $45.1 million and $51.9 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Net cash provided by operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The decrease in the amount of net cash provided by operations in fiscal 2018 compared to fiscal 2017 was primarily the result of working capital changes specifically related to accounts payable and payroll related accrual timing. The decrease in the amount of net cash provided by operations in fiscal 2017 compared to fiscal 2016 was primarily the result of a decline in operating performance and timing of tax payments, partially offset by the timing of accounts payable payments.
Cash flows from investing activities. Net cash used in investing activities was $28.8 million, $28.4 million and $32.2 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. For each period presented, the amounts of cash used in investing activities consisted principally of capital expenditures related to new store construction, distribution center projects and information technology projects, including investments in our omni-channel systems, and existing store expenditures. The increase in capital expenditures in fiscal 2018 compared to fiscal 2017 was primarily due to increased technology projects and corporate lease buyouts, partially offset by less stores opened in fiscal 2018 compared to 2017. The decrease in capital expenditures in fiscal 2017 compared to fiscal 2016 was primarily due to less new stores opened in fiscal 2017 compared to 2016. During fiscal 2018, we opened 25 stores compared to 31 stores in fiscal 2017 and 42 stores in fiscal 2016.
Cash flows from financing activities. Net cash used in financing activities was $15.8 million, $0.5 million and $0.2 million for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. During fiscal 2018, we repurchased and retired approximately $15.7 million of common stock compared to approximately $0.6 million of shares repurchased and retired during fiscal 2017 and no share repurchases in fiscal 2016. During fiscal 2018, fiscal 2017 and fiscal 2016, we did not make any draws on our revolving credit facility.
Senior credit facility. We are party to a Joinder and First Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and the lenders named herein (the “Lenders”). The Credit Agreement includes a senior secured revolving credit facility of $75 million, a swingline availability of $10 million, a $25 million incremental accordion feature and a maturity date of February 2021. Borrowings under the Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.
Borrowings under the Credit Agreement are subject to certain customary conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the facility is limited by a borrowing base formula which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.
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
As of February 2, 2019, we were in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $53.0 million available for borrowing.
As of February 2, 2019, our balance of cash and cash equivalents was approximately $57.9 million. We did not borrow from our credit facility during fiscal 2018, nor do we expect any borrowings during fiscal 2019. We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Share repurchase authorization. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases is based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. As of February 2, 2019, we had approximately $3.7 million remaining under the current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52-Week Period Ended	53-Week Period Ended
	February 2, 2019	February 3, 2018
Shares repurchased and retired	1,650,748	51,923
Share repurchase cost	15,717	604
Contractual Obligations
Not applicable to smaller reporting companies.
Related Party Transactions
In July 2009, we entered into a Vendor Agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party because its principal owner is the spouse of our Vice President of Product Development and Trends. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
Related Party Vendor
Purchases	$54,280	$57,427	$44,703
Purchases as a percent of total merchandise purchases	20.7%	21.5%	17.6%
Cost of Sales	$53,253	$51,646	$40,560
Payable amounts outstanding at fiscal year end	$8,166	$7,523	$5,008

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to operating leases. We typically lease buildings for retail stores rather than acquiring these assets through purchases. We also lease two distribution centers in Jackson, Tennessee, and our corporate headquarters in Brentwood, Tennessee. See Note 5 - Long-Term Leases to the Notes to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Seasonality and Quarterly Results.
We have historically experienced and expect to continue to experience substantial seasonal fluctuations in our net sales and operating income. We believe this is the general pattern typical of our segment of the retail industry and, as a result, expect that this pattern will continue in the future. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings, net sales contributed by new stores, shifts in the timing of certain holidays and competition. Consequently, comparisons between quarters are not necessarily meaningful, and the results for any quarter are not necessarily indicative of future results.
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
See Note 13 - Quarterly Financial Information (Unaudited) to the Notes to the consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
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
We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $125,000 as of February 2, 2019.
We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess inventory and inventory obsolescence (in connection with which we reduce merchandise inventory to the lower of cost or net realizable value) are also estimated based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of February 2, 2019, our reserve for obsolescence was approximately $255,000.

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
We have not made any material changes to our impairment loss assessment methodology in the financial periods presented. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material. We are currently reassessing the estimates and assumptions we use to calculate long-lived asset impairment losses in connection with our adoption of ASU 2016-02, “Leases (Topic 842)” as our operating lease assets will be subject to Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment.
Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and trends. As of February 2, 2019, our net self-insurance reserve estimates related to workers’ compensation, general liability and employee medical insurance programs were $7.4 million compared to $7.6 million as of February 3, 2018. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience, judgments about the present and expected levels of cost per claim and retention levels. We utilize various methods, including analyses of historical trends and actuarial methods, to estimate the cost to settle reported claims and claims incurred, but not yet reported. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly.
Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $741,000 for fiscal 2018.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
As of February 2, 2019, we had no outstanding borrowings under our revolving credit facility. We did not borrow from our credit facility during fiscal 2018, nor do we expect any borrowings during fiscal 2019. We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of February 2, 2019.

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Reports of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018	35
Consolidated Statements of Income for the 52 Weeks Ended February 2, 2019, the 53 Weeks Ended February 3, 2018, and the 52 Weeks Ended January 28, 2017	36
Consolidated Statements of Shareholders’ Equity for the 52 Weeks Ended February 2, 2019, the 53 Weeks Ended February 3, 2018, and the 52 Weeks Ended January 28, 2017	37
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 2, 2019, the 53 Weeks Ended February 3, 2018, and the 52 Weeks Ended January 28, 2017	38
Notes to Consolidated Financial Statements	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Kirkland’s, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Kirkland’s, Inc.’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kirkland’s, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Kirkland’s, Inc. as of February 2, 2019 and February 3, 2018, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2019, and the related notes of the Company, and our report dated March 29, 2019 expressed an unqualified opinion thereon.
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
March 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Kirkland’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 29, 2019, expressed an unqualified opinion thereon.
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
Nashville, Tennessee
March 29, 2019

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS

	February 2, 2019	February 3, 2018
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$57,946	$80,156
Inventories, net	84,434	81,255
Prepaid expenses and other current assets	15,561	15,988
Total current assets	157,941	177,399
Property and equipment:
Equipment	21,425	20,835
Furniture and fixtures	81,523	80,299
Leasehold improvements	126,784	119,272
Computer software and hardware	69,444	59,331
Projects in progress	8,344	7,685
Property and equipment, gross	307,520	287,422
Accumulated depreciation	(196,697)	(174,383)
Property and equipment, net	110,823	113,039
Deferred income taxes	1,703	2,216
Other assets	6,681	6,543
Total assets	$277,148	$299,197
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,004	$45,602
Accounts payable to related party vendor	8,166	7,523
Income taxes payable	701	4,943
Accrued expenses	37,665	38,872
Total current liabilities	86,536	96,940
Deferred rent	51,871	53,303
Other liabilities	7,941	8,193
Total liabilities	146,348	158,436
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 2, 2019, and February 3, 2018	—	—
Common stock, no par value, 100,000,000 shares authorized; 14,504,824 and 15,977,239 shares issued and outstanding at February 2, 2019, and February 3, 2018, respectively	169,477	167,501
Accumulated deficit	(38,677)	(26,740)
Total shareholders’ equity	130,800	140,761
Total liabilities and shareholders’ equity	$277,148	$299,197
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF INCOME

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
	(In thousands, except per share data)
Net sales	$647,071	$634,117	$594,328
Cost of sales	390,749	374,935	351,276
Cost of sales related to merchandise purchased from related party vendor	53,253	51,646	40,560
Cost of sales	444,002	426,581	391,836
Gross profit	203,069	207,536	202,492
Operating expenses:
Compensation and benefits	116,272	116,895	110,277
Other operating expenses	74,682	74,299	68,873
Depreciation (exclusive of depreciation included in cost of sales)	7,234	6,990	6,343
Total operating expenses	198,188	198,184	185,493
Operating income	4,881	9,352	16,999
Interest expense	267	275	276
Other income	(1,197)	(739)	(252)
Income before income taxes	5,811	9,816	16,975
Income tax expense	2,031	4,520	5,929
Net income	$3,780	$5,296	$11,046

Earnings per share:
Basic	$0.24	$0.33	$0.70
Diluted	$0.24	$0.33	$0.68
Weighted average shares outstanding:
Basic	15,445	15,973	15,859
Effect of dilutive common stock equivalents	121	193	286
Diluted	15,566	16,166	16,145
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at January 30, 2016	15,774,681	$162,173	$(42,478)	$119,695
Employee stock purchases	31,879	369	—	369
Exercise of stock options	35,000	—	—	—
Restricted stock issued	96,751	—	—	—
Net share settlement of stock options and restricted stock	(31,676)	(263)	—	(263)
Tax shortfall from exercise of stock options and vesting of restricted stock	—	(228)	—	(228)
Stock-based compensation expense	—	3,194	—	3,194
Net income	—	—	11,046	11,046
Balance at January 28, 2017	15,906,635	165,245	(31,432)	133,813
Employee stock purchases	34,963	328	—	328
Exercise of stock options	28,346	—	—	—
Restricted stock issued	103,479	—	—	—
Net share settlement of stock options and restricted stock	(44,261)	(206)	—	(206)
Stock-based compensation expense	—	2,134	—	2,134
Repurchase and retirement of common stock	(51,923)	—	(604)	(604)
Net income	—	—	5,296	5,296
Balance at February 3, 2018	15,977,239	167,501	(26,740)	140,761
Employee stock purchases	37,128	320	—	320
Exercise of stock options	177,526	23	—	23
Restricted stock issued	110,400	—	—	—
Net share settlement of stock options and restricted stock	(146,721)	(382)	—	(382)
Stock-based compensation expense	—	2,015	—	2,015
Repurchase and retirement of common stock	(1,650,748)	—	(15,717)	(15,717)
Net income	—	—	3,780	3,780
Balance at February 2, 2019	14,504,824	$169,477	$(38,677)	$130,800
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
	(In thousands)
Cash flows from operating activities:
Net income	$3,780	$5,296	$11,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	29,453	27,150	25,322
Amortization of deferred rent	(9,222)	(8,147)	(5,779)
Amortization of debt issue costs	54	54	89
Loss on disposal of property and equipment	383	173	313
Stock-based compensation expense	2,015	2,134	3,194
Deferred income taxes	513	(1,497)	(2,242)
Changes in assets and liabilities:
Inventories, net	(3,179)	(8,064)	(7,137)
Prepaid expenses and other current assets	633	(75)	1,462
Other noncurrent assets	(192)	(1,559)	(2,922)
Accounts payable	(4,443)	11,644	7,672
Accounts payable to related party vendor	643	2,515	2,750
Income taxes (refundable) payable	(4,448)	(1,331)	1,363
Accrued expenses and other current and noncurrent liabilities	6,331	16,832	16,795
Net cash provided by operating activities	22,321	45,125	51,926
Cash flows from investing activities:
Proceeds from sales of property and equipment	—	—	4
Capital expenditures	(28,775)	(28,424)	(32,180)
Net cash used in investing activities	(28,775)	(28,424)	(32,176)
Cash flows from financing activities:
Refinancing costs	—	—	(271)
Cash used in net share settlement of stock options and restricted stock	(382)	(206)	(263)
Proceeds received from employee stock option exercises	23	—	—
Employee stock purchases	320	328	369
Repurchase and retirement of common stock	(15,717)	(604)	—
Net cash used in financing activities	(15,756)	(482)	(165)
Cash and cash equivalents:
Net (decrease) increase	(22,210)	16,219	19,585
Beginning of the year	80,156	63,937	44,352
End of the year	$57,946	$80,156	$63,937
Supplemental cash flow information:
Interest paid	$190	$190	$159
Income taxes paid	$5,966	$7,614	$7,214
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,272	$2,427	$1,359
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Significant Accounting Policies
Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States with 428 stores in 37 states as of February 2, 2019. The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc. and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to, impairment assessments on long-lived assets, inventory reserves and self-insurance reserves.
Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2018 represented the 52 weeks ended on February 2, 2019, fiscal 2017 represented the 53 weeks ended on February 3, 2018 and fiscal 2016 represented the 52 weeks ended on January 28, 2017.
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
The Company incurs various types of warehousing, transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a component of cost of sales as the related inventory is sold. As of February 2, 2019 and February 3, 2018, there were $6.1 million and $5.1 million, respectively, of distribution center costs included in inventory.
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
Prepaid expenses and other current assets — The Company recognizes assets for expenses paid but not yet incurred, as well as other items such as supplies inventory and miscellaneous receivables. As of February 2, 2019 and February 3, 2018, prepaid expenses and other current assets included receivables of approximately $3.2 million and $4.0 million, respectively, mainly related to incentives receivable from landlords in the form of construction allowances.
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
Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-

engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2018, 2017 and 2016, the Company recorded approximately $7.4 million, $7.1 million and $6.1 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $19.6 million and $20.3 million at the end of fiscal years 2018 and 2017, respectively. At the end of fiscal years 2018 and 2017, property and equipment included capitalized computer software currently under development of $6.3 million and $4.7 million, respectively.
Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of income. As of February 2, 2019 and February 3, 2018, the liability for asset retirement obligations was approximately $768,000 and $722,000, respectively.
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
Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, among others, inflation rates, claim settlement patterns, litigation trends and legal interpretations. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends. As of February 2, 2019, the Company’s net self-insurance reserve estimates related to workers’ compensation, general liability and employee medical were $7.4 million compared to $7.1 million as of February 3, 2018.
Customer loyalty program — The Company has established a loyalty program called the K Club, whereby members receive access to coupons, birthday rewards, monthly sweepstakes, sneak peeks, exclusive deals and more. During fiscal 2018, the Company eliminated the program whereby customers earned loyalty points, which became discount certificates at specified levels, in return for making purchases in the Company’s stores, including the e-commerce store. In fiscal years 2017 and prior, the Company accrued for the expected liability associated with the discount certificates issued, as well as the accumulated points that have not yet resulted in the issuance of a certificate, adjusted for expected redemption rates.
The Company has also established a private-label credit card program for its customers. Customers in the private label credit card program are eligible to earn five percent off of their total transaction price. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company.
Deferred rent — Many of the Company’s operating leases contain predetermined fixed escalations of minimum rentals during the initial term. Additionally, the Company does not typically pay rent during the construction period for new stores. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease commencing with the date of initial access to the leased space, and records the difference between amounts charged to operations and amounts paid as a liability. As of February 2, 2019, the cumulative net excess of recorded rent expense over lease payments totaled $14.8 million, of which $1.7 million was reflected as a current liability in accrued expenses and $13.1 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. As of February 3, 2018, the cumulative net excess of recorded rent expense over lease payments totaled $15.4 million, of which $1.9 million was reflected as a current liability in accrued expenses and $13.5 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.
The Company also receives incentives from landlords in the form of construction allowances. These construction allowances are recorded as deferred rent and amortized as a reduction to rent expense over the lease term. As of February 2, 2019, the unamortized amount of construction allowances totaled $47.7 million, of which $8.9 million was reflected as a current liability in accrued expenses and $38.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.

As of February 3, 2018, the unamortized amount of construction allowances totaled $48.1 million, of which $8.3 million was reflected as a current liability in accrued expenses and $39.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.
Revenue recognition and sales returns — Net sales includes the sale of merchandise, net of returns, shipping revenue and gift card breakage revenue and excludes sales taxes. The Company estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of $1.5 million reserved for sales returns at February 2, 2019 and February 3, 2018. The related sales return reserve product recovery asset included in prepaid expenses and other current assets on the consolidated balance sheet was $0.6 million at both February 2, 2019 and February 3, 2018, respectively.
The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue included in accrued expenses on the consolidated balance sheet was $1.0 million and $0.7 million at February 2, 2019 and February 3, 2018, respectively. The related contract assets, reflected in inventory on the consolidated balance sheet, totaled $0.4 million and $0.3 million at February 2, 2019 and February 3, 2018, respectively.
Gift card sales are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the redemption recognition method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statement of income as a component of net sales. The Company recognized approximately $1.1 million, $0.8 million and $1.1 million in gift card breakage revenue during fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company’s gift card liability, net of estimated breakage, was $13.0 million, $11.3 million and $9.5 million as of February 2, 2019, February 3, 2018, and January 28, 2017, respectively, which is included in accrued expenses on the condensed consolidated balance sheet. During the fiscal year ended February 2, 2019, the Company recognized $6.2 million of gift card redemptions related to amounts included in the gift card contract liability balance of $11.3 million as of February 3, 2018.
Cost of sales — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, payroll and overhead associated with our distribution facility and its network, store occupancy costs and depreciation of leasehold improvements, equipment, and other property in our stores and distribution centers. Distribution facility costs, excluding depreciation, included in cost of sales were approximately $22.6 million, $20.8 million and $18.8 million for fiscal 2018, 2017, and 2016, respectively.
Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, social security and unemployment taxes.
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
Other operating expenses — Other operating expenses consist of such items as advertising, credit card processing and other bank fees, utilities, professional fees, software maintenance costs, supplies and postage, workers’ compensation and general liability insurance, trash removal, maintenance and repairs, travel and various other store and corporate expenses.
Store pre-opening expenses — Store pre-opening expenses, which consist primarily of occupancy, payroll and supplies costs, are expensed as incurred.
Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, direct mail, email communications, paid search and other digital advertising, social media, public relations, in-store collateral and signage and other expenses related to the in-store experience. Total advertising expense was $12.8 million, $10.5 million and $9.3 million for fiscal years 2018, 2017 and 2016, respectively. Prepaid advertising costs were approximately $0.4 million and $0.1 million as of February 2, 2019 and February 3, 2018, respectively.
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
Fair value of financial instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities. The Company also maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”) as discussed further in Note 7 - Retirement Benefit Plans. The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis.
Earnings per share — Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during each period presented. Diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 923,000 shares, 686,000 shares and 629,000 shares for fiscal 2018, 2017 and 2016, respectively.

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
Note 2 — Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	February 2, 2019	February 3, 2018
Salaries and wages	$5,555	$5,704
Gift cards	13,032	11,326
Sales taxes	1,552	2,596
Deferred rent	10,591	10,206
Workers’ compensation and general liability reserves	2,894	3,137
Sales return reserve	1,520	1,520
Other	2,521	4,383
	$37,665	$38,872
Note 3 — Income Taxes
Income Tax Provision
The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The Company’s provision for income taxes consists of the following (in thousands):

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
Current tax expense:
Federal	$708	$5,141	$7,325
State	810	876	845
Deferred tax expense (benefit):
Federal	455	(1,207)	(1,379)
State	58	(290)	(862)
	$2,031	$4,520	$5,929
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
Tax at federal statutory rate	$1,220	$3,308	$5,941
State income taxes, net of federal benefit	651	559	598
Tax credits	(437)	(174)	(255)
Enactment of tax legislation	—	419	—
Unrecognized tax positions	—	(185)	(202)
Stock based compensation programs	545	575	23
Other	52	18	(176)
Income tax expense	$2,031	$4,520	$5,929

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets:
Accruals	$2,914	$2,884
Inventory valuation	664	671
State tax credit carryforwards	144	197
State net operating loss carryforwards	85	14
Deferred rent	3,755	3,966
Other	3,294	3,933
Total deferred tax assets	10,856	11,665
Valuation allowance for deferred tax assets	(83)	(73)
Net deferred tax assets	10,773	11,592
Deferred tax liabilities:
Depreciation	(8,352)	(8,742)
Prepaid assets	(718)	(634)
Total deferred tax liabilities	(9,070)	(9,376)
Net deferred tax assets	$1,703	$2,216

On December 22, 2017 the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018. This change required the Company to re-measure the Company’s deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal income tax purposes. As permitted by the SEC Staff Accounting Bulletin 118, “Income Tax Accounting Implications of the Tax Cut and Jobs Act”, the Company recorded a provisional amount of $419,000, which was included as a component of income tax expense from continuing operations for the year ended February 3, 2018. The Company subsequently finalized its accounting analysis based on the guidance, interpretations, and data available as of February 2, 2019. Adjustments made for the year ended February 2, 2019 upon finalization of the Company’s accounting analysis were not material to the Company’s consolidated financial statements.
As of February 2, 2019, the Company has state net operating loss carryforwards of approximately $1.3 million expiring in 2033 and state tax credit carryforwards of approximately $183,000 expiring in years 2023 through 2025.
Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. At February 2, 2019, the Company recorded an $83,000 valuation allowance related to state tax credit carryforwards. At February 3, 2018, there was a $73,000 valuation allowance against the Company’s deferred tax assets. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded.
The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2015. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2012. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
	(In thousands)
Balance at the beginning of the year	$—	$144
Reductions due to lapse of the statute of limitations	—	(144)
Balance at the end of the year	$—	$—

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no amounts accrued for the payment of interest and penalties associated with unrecognized tax benefits as of February 2, 2019 and February 3, 2018.
Note 4 — Senior Credit Facility
The Company is party to a Joinder and First Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and the lenders named therein (the “Lenders”). The Credit Agreement includes a senior secured revolving credit facility of $75 million, a swingline availability of $10 million, a $25 million incremental accordion feature and a maturity date of February 2021. Borrowings under the Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the Lenders on the unused portion of the credit facility is 25 basis points per annum.
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
As of February 2, 2019, the Company was in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $53.0 million available for borrowing.
Note 5 — Long-Term Leases
The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through 2029. Most of the retail store lease agreements include renewal options and provide for minimum rentals. Some retail store lease agreements also contain contingent rentals based on sales performance in excess of specified minimums.
Rent expense under operating leases including cash rent and straight-line rent for lease escalations and construction allowance amortization is as follows (in thousands):

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
Minimum rent	$55,596	$57,330	$53,329
Contingent rent	1,553	1,786	2,019
	$57,149	$59,116	$55,348
Future minimum lease payments under all operating leases with initial terms of one year or more consist of the following:

(In thousands)
2019	$67,354
2020	62,102
2021	53,164
2022	44,087
2023	35,606
Thereafter	91,629
Total minimum lease payments	$353,942

Note 6 — Stock-Based Compensation
Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense is included as a component of compensation and benefits and was approximately $2.0 million, $2.1 million and $3.2 million for fiscal years 2018, 2017 and 2016, respectively.
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
As of February 2, 2019, options to purchase 896,345 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.33 to $25.52 per share. As of February 2, 2019, there were 314,284 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $8.98 to $15.85 per share. Shares reserved for future stock-based grants under the 2002 Plan was 878,355 at February 2, 2019.
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
As of February 2, 2019, there were 318,536 outstanding in-the-money options. The aggregate intrinsic value of in-the-money options outstanding and options exercisable as of February 2, 2019 was approximately $0.5 million and $0.3 million, respectively. The weighted average grant date fair values of options granted during fiscal 2018, fiscal 2017 and fiscal 2016 were $6.18, $4.23 and $6.48, respectively. The intrinsic value of options exercised was approximately $0.7 million in fiscal 2018, $0.1 million in fiscal 2017, and $0.3 million in fiscal 2016. At February 2, 2019, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of 2.7 years.
Stock option activity for the fiscal year ended February 2, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Balance at February 3, 2018	1,239,201	$13.22
Options granted	157,700	12.54
Options exercised	(177,526)	8.05
Options forfeited	(319,280)	15.40
Options expired	(3,750)	14.87
Balance at February 2, 2019	896,345	$13.35	5.3
Options Exercisable As of:
February 2, 2019	588,290	$14.12	3.6

The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted in fiscal years 2018, 2017 and 2016 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
Expected price volatility	47%	46%	48%
Risk-free interest rate	2.79%	1.96%	1.68%
Expected life	6.3 years	6.3 years	6.3 years
Dividend yield	0%	0%	0%
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
Dividend yield — The dividend yield is the estimated dividend yield for the weighted average expected life of the option granted. The Company paid a dividend on its common stock in fiscal 2016. In fiscal 2017 and fiscal 2018, the Company did not pay a dividend on its common stock. The Company does not pay a regular, reoccurring dividend. The addition or increase of a dividend will decrease compensation expense. The Company currently has no plans to pay additional dividends.
Forfeiture rate — The forfeiture rate is the percentage of options granted that were forfeited or canceled before becoming fully vested. The Company accounts for forfeitures of share-based awards as they occur. An increase in the forfeiture rate will decrease compensation expense.
Restricted stock units — The Company periodically grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees typically vest 25% annually on the anniversary of the grant date over 4 years. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. The Company granted 243,734, 148,500 and 132,500 RSUs during fiscal 2018, 2017 and 2016, respectively. The weighted average grant date fair values of the RSUs granted during fiscal 2018, 2017 and 2016 were $10.83, $9.01 and $13.49, respectively. Compensation expense related to RSUs is recognized ratably over the requisite service period. Compensation expense for RSUs during fiscal 2018, 2017 and 2016 was approximately $1.1 million, $0.9 million and $1.7 million, respectively. As of February 2, 2019, there was approximately $2.5 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 2.0 years.
RSU activity for the fiscal year ended February 2, 2019, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested at February 3, 2018	245,700	$13.29
Granted	243,734	10.83
Vested	(110,400)	15.98
Forfeited	(64,750)	12.00
Non-Vested at February 2, 2019	314,284	$10.71

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which was amended in 2006, 2008 and 2016. Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at a 15% discount from fair market value. The Company’s ESPP was originally authorized to issue up to 500,000 shares of common stock. In June 2016, the shareholders ratified the amendment to the Company’s ESPP to increase the number of shares of common stock authorized to be issued under the ESPP by 125,000 shares with an optional annual increase thereafter each January 1 commencing on January 1, 2017 by up to an additional 35,000 shares. During fiscal 2018, 2017 and 2016, there were 37,128, 34,963 and 31,879 shares of common stock, respectively, issued to participants under the ESPP. As of February 2, 2019, the amount authorized under the ESPP was 695,000 with approximately 104,198 shares remaining under the authorization.
Note 7 — Retirement Benefit Plans
401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which provides retirement benefits for eligible employees. The Company matches 100% of the employee’s elective contributions up to 4% of eligible compensation. Prior to January 1, 2018, the Company matched 50% of the employee’s elective contributions up to 6% of eligible compensation. The Company’s matching contributions were approximately $904,000, $585,000 and $531,000 in fiscal 2018, 2017 and 2016, respectively. The Company has the option to make additional contributions to the Plan on behalf of covered employees; however, no such contributions were made in fiscal 2018, 2017 or 2016.
Deferred compensation plan — The Company maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is available for certain employees whose benefits under the 401(k) Savings Plan are limited due to provisions of the Internal Revenue Code. Deferred Compensation Plan assets and liabilities were $1.9 million and $2.2 million as of February 2, 2019, and February 3, 2018, respectively, and were recorded in other assets and other liabilities in the consolidated balance sheets. The Company had no matching contributions to this Plan in fiscal year 2018. The Company’s matching contributions to this Plan were $41,000 and $48,000 in fiscal 2017 and 2016, respectively.
Note 8 — Commitments and Contingencies
Financial instruments that potentially subject the Company to concentration of risk are primarily cash and cash equivalents. The Company places its cash and cash equivalents in insured depository institutions and limits the amount of credit exposure to any one institution within the covenant restrictions imposed by the Company’s debt agreements.
The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. The Company denies the material allegations of the complaint. On January 9, 2018, the District Court denied the Company’s motion to dismiss this matter. On January 31, 2018, the Court granted the Company’s motion to stay the proceedings in its case pending the Third Circuit’s decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir.). On March 8, 2019, the Third Circuit issued its opinion in the J. Crew case, and ruled that the plaintiff did not have standing in that case without the showing of a concrete injury. The J. Crew ruling is binding on the Court in the Kirkland’s case, and the Company will now move to once again dismiss Gennock’s Complaint. The Company continues to believe that the case is without merit and intends to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.
The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties have agreed to a mediation to be held on April 1, 2019, and to date have exchanged the court mandated initial disclosures. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.
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

Note 9 — Related Party Transactions
The Company has a vendor agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of the Company’s Vice President of Product Development and Trends. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018	52 Weeks Ended January 28, 2017
Related Party Vendor
Purchases	$54,280	$57,427	$44,703
Purchases as a percent of total merchandise purchases	20.7%	21.5%	17.6%
Note 10 — Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases is based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time. As of February 2, 2019, the Company had approximately $3.7 million remaining under the current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52-Week Period Ended	53-Week Period Ended
	February 2, 2019	February 3, 2018
Shares repurchased and retired	1,650,748	51,923
Share repurchase cost	$15,717	$604
Note 11 — New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in ASU 2014-09 were effective for the Company at the beginning of its fiscal 2018 year. Companies that transitioned to this new standard could either retrospectively restate each prior reporting period or reflect the cumulative effect of initially applying the updates with an adjustment to retained earnings at the date of adoption. The Company adopted this standard in the first quarter of fiscal 2018 using the modified retrospective method. The Company identified its loyalty program as the area that was most affected by the new revenue recognition guidance. Additionally, the Company’s historical accounting for gift card breakage is consistent with the new revenue recognition guidance. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718.  An entity should account for the effects of a modification unless (a) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified, (b) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified and (c) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The amendments in ASU 2017-09 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not been issued. The amendments in

ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company adopted this guidance in the first quarter of fiscal 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.
New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for both operating leases and finance leases on the balance sheet at the lease commencement date. For operating leases, the lessee would recognize a straight-line total lease expense, while for finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset. The Company currently only has operating leases. Lessor accounting remains largely unchanged, and the Company is not a lessor in any lease agreements. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.

There have been multiple standard updates amending this guidance or providing corrections or improvements on issues in the guidance. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Under this transition method, companies may continue to report comparative periods under ASC 840, although they must also provide the required disclosures under ASC 840 for all periods presented under ASC 840. The Company plans to elect the alternative transition method, apply the transition approach as of the beginning of the period of adoption and not restate comparative periods. The Company plans to elect the package of practical expedients available under the transition provisions of ASC 842, including (i) not reassessing whether expired or existing contracts contain leases, (ii) not reassessing lease classification, and (iii) not revaluing initial direct costs for existing leases. Further, the Company expects to elect a short-term lease exception policy, permitting it to exclude the recognition requirements of this standard from short-term leases (i.e. leases with initial terms of 12 months or less). The majority of the Company’s leases have variable non-lease components. For leases where the non-lease components are fixed, the Company has elected an accounting policy to account for lease and non-lease components as a single component.  In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” This update permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and that were not accounted for as leases under previous lease guidance. The Company plans to elect this practical expedient.

The Company currently estimates it will record operating lease liabilities of between approximately $290 million to $300 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. The Company currently estimates that it will record corresponding right-of-use assets between approximately  $235 million and $245 million, based upon the present value of remaining operating lease liabilities adjusted for prepaid and deferred rent, including deferred construction allowances from landlords and initial direct costs.

These new leasing standards are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company intends to adopt this guidance in the first quarter of fiscal 2019. The Company is finalizing the impact of the standard on its accounting policies, processes, disclosures, and internal control over financial reporting and has implemented a new lease accounting system. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements and is anticipating a material impact on the Company’s consolidated balance sheet, as noted in the ranges above.
In August 2018, the FASB issued ASU 2018-15, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is A Service Contract” (“ASU 2018-15”). This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company intends to adopt this guidance in the first quarter of fiscal 2019 using the prospective adoption method. The Company is still evaluating the prospective impact of this guidance on its future consolidated financial statements and related disclosures.

Note 12 — Subsequent Events

Subsequent to February 2, 2019, the Company has repurchased and retired 182,556 shares of common stock at an aggregate cost of approximately $1.7 million.

On March 22, 2019, the Company entered into a logistics agreement with a third-party for storage, distribution and inventory management services including the lease of 200,000 square feet of distribution center space.

On March 26, 2019, the Board approved the grant of 429,268 stock options and 214,632 restricted stock units to various employees. Both the stock options and also the RSUs will vest ratably on an annual basis over four years.
Note 13 — Quarterly Financial Information (Unaudited)
The following is selected unaudited quarterly financial data for the fiscal years ended February 2, 2019 and February 3, 2018. Each quarterly period listed below was a 13-week accounting period, with the exception of the fourth quarter of fiscal 2017, which was a 14-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.
Summarized quarterly financial results for fiscal 2018 and fiscal 2017 follow (in thousands, except per share amounts):

	Fiscal 2018 Quarter Ended
	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Net sales	$142,454	$133,899	$154,571	$216,147
Gross profit	45,312	36,798	46,653	74,306
Operating (loss) income	(1,620)	(8,961)	(3,618)	19,080
Net (loss) income	(882)	(6,715)	(2,780)	14,157
(Loss) earnings per share:
Basic	(0.06)	(0.43)	(0.18)	0.96
Diluted	(0.06)	(0.43)	(0.18)	0.95

	Fiscal 2017 Quarter Ended
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018
Net sales	$132,841	$131,683	$144,979	$224,614
Gross profit	42,848	40,086	45,471	79,131
Operating (loss) income	(2,278)	(5,696)	(3,767)	21,093
Net (loss) income	(1,435)	(3,772)	(2,362)	12,865
(Loss) earnings per share:
Basic	(0.09)	(0.24)	(0.15)	0.80
Diluted	(0.09)	(0.24)	(0.15)	0.79

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 2, 2019.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2019 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 2, 2019.
Attestation Report of the Registered Public Accounting firm
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears in Item 8 of Part II in this Form 10-K and is incorporated by reference to this Item 9A.
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
Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 20, 2019; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.
The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, which has been posted on the “Investor Relations” section of our website. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

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
The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of February 2, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan	1,210,629	12.66	878,355
Employee Stock Purchase Plan	—	—	104,198
Equity compensation plans not approved by security holders	—	—	—
Total	1,210,629	$12.66	982,553

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Reports of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018	35
Consolidated Statements of Income for the 52 Weeks Ended February 2, 2019, the 53 Weeks Ended February 3, 2018, and the 52 Weeks Ended January 28, 2017	36
Consolidated Statements of Shareholders’ Equity for the 52 Weeks Ended February 2, 2019, the 53 Weeks Ended February 3, 2018, and the 52 Weeks Ended January 28, 2017	37
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 2, 2019, the 53 Weeks Ended February 3, 2018, and the 52 Weeks Ended January 28, 2017	38
Notes to Consolidated Financial Statements	39
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

10.11+*	—	Employment Agreement, effective June 1, 2016, by and between W. Michael Madden and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2016)

10.12+*	—	Employment Agreement, effective November 28, 2016, by and between Mike Cairnes and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2016)

10.13+*	—	2002 Employee Stock Purchase Plan (as amended and restated, effective June 1, 2016) (Exhibit 10.13 to the Company’s Current Report on Form 10-K for the year ended January 28, 2017)

10.14+*	—	Letter Agreement, effective April 5, 2018, by and between Michael Cairnes and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2018).

10.15+*	—	Letter Agreement, effective April 5, 2018, by and between W. Michael Madden and Krikland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K dated April 5, 2018).

10.16+*	—	Letter Agreement, effective April 16, 2018, by and between Nicole Strain and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated April 16, 2018).

10.17+*	—	Employment Agreement, effective September 21, 2018, by and between Steve C. Woodward and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2018).

10.18+*	—	Amendment No. 1 to Employment Agreement, effective September 21, 2018, by and between Mike Cairnes and Kirkland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K dated September 24, 2018).

10.19+*	—	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to our Current Report on Form 8-K dated September 24, 2018).

10.20	—	Logistics Services Agreement dated March 23, 2019, by and between Kirkland’s, Inc. and National Distribution Centers, LLC

21.1	—	Subsidiaries of Kirkland’s, Inc.

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Interactive Data File (Annual Report on form 10-K, for the year ended February 2, 2019, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.

+	Management contract of compensatory plan or arrangement.
(c) Financial Statement Schedules
Financial statement schedules are not included because they are inapplicable or not required, or because the required information is included in the consolidated financial statements or notes thereto, included in Item 8. Financial Statements and Supplementary Data of this Annual Report.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KIRKLAND’S, INC.

By:	/S/ Steve C. Woodward
Steve C. Woodward
Chief Executive Officer
Date: March 29, 2019
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steve C. Woodward	Chief Executive Officer and Director	March 29, 2019
Steve C. Woodward	(Principal Executive Officer)

/S/ Nicole A. Strain	Interim Chief Financial Officer	March 29, 2019
Nicole A. Strain	(Principal Financial and Accounting Officer)

/S/ Steven J. Collins	Director	March 29, 2019
Steven J. Collins

/S/ Miles T. Kirkland	Director	March 29, 2019
Miles T. Kirkland

/S/ Susan S. Lanigan	Director	March 29, 2019
Susan S. Lanigan

/S/ R. Wilson Orr, III	Director	March 29, 2019
R. Wilson Orr, III

/S/ Jeffery C. Owen	Director	March 29, 2019
Jeffery C. Owen

/S/ Charlie Pleas, III	Director	March 29, 2019
Charlie Pleas, III

/S/ Gregory A. Sandfort	Director	March 29, 2019
Gregory A. Sandfort

/S/ Chris L. Shimojima	Director	March 29, 2019
Chris L. Shimojima