Form 10-Q
period 2019-05-04
KIRKLAND'S, INC
filed 2019-06-06
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2019
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______.

Commission file number: 000-49885
Kirkland’s, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5310 Maryland Way
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 872-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KIRK	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common Stock, no par value - 14,164,148 shares outstanding as of May 22, 2019.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	May 4,	February 2,	May 5,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$32,523	$57,946	$58,242
Inventories, net	90,406	84,434	83,164
Prepaid expenses and other current assets	9,598	15,561	15,848
Total current assets	132,527	157,941	157,254
Property and equipment:
Equipment	21,562	21,425	20,935
Furniture and fixtures	81,405	81,523	80,947
Leasehold improvements	126,673	126,784	122,282
Computer software and hardware	70,622	69,444	62,342
Projects in progress	9,925	8,344	10,460
Property and equipment, gross	310,187	307,520	296,966
Accumulated depreciation	(203,861)	(196,697)	(180,154)
Property and equipment, net	106,326	110,823	116,812
Operating lease right-of-use assets	225,100	—	—
Deferred income taxes	5,326	1,703	2,004
Other assets	6,144	6,681	6,531
Total assets	$475,423	$277,148	$282,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,081	$40,004	$35,362
Accounts payable to related party vendor	9,736	8,166	7,800
Income taxes payable	701	701	4,362
Accrued expenses	23,310	37,665	35,021
Operating lease liabilities	52,090	—	—
Total current liabilities	118,918	86,536	82,545
Deferred rent	—	51,871	54,235
Operating lease liabilities	228,345	—	—
Other liabilities	8,352	7,941	8,416
Total liabilities	355,615	146,348	145,196
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 4, 2019, February 2, 2019, or May 5, 2018, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 14,224,648; 14,504,824; and 15,693,494 shares issued and outstanding at May 4, 2019, February 2, 2019, and May 5, 2018, respectively	170,105	169,477	167,999
Accumulated deficit	(50,297)	(38,677)	(30,594)
Total shareholders’ equity	119,808	130,800	137,405
Total liabilities and shareholders’ equity	$475,423	$277,148	$282,601
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Net sales	$129,648	$142,454
Cost of sales	83,456	85,565
Cost of sales related to merchandise purchased from related party vendor	9,973	11,577
Cost of sales	93,429	97,142
Gross profit	36,219	45,312
Operating expenses:
Compensation and benefits	27,056	27,849
Other operating expenses	18,134	17,319
Depreciation (exclusive of depreciation included in cost of sales)	1,839	1,764
Asset impairment	1,878	—
Total operating expenses	48,907	46,932
Operating loss	(12,688)	(1,620)
Interest expense	70	65
Other income	(328)	(331)
Loss before income taxes	(12,430)	(1,354)
Income tax benefit	(3,509)	(472)
Net loss	$(8,921)	$(882)

Loss per share:
Basic	$(0.62)	$(0.06)
Diluted	$(0.62)	$(0.06)
Weighted average shares outstanding:
Basic	14,372	15,808
Diluted	14,372	15,808

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2019	14,504,824	$169,477	$(38,677)	$130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	6,880	68	—	68
Stock-based compensation expense	—	560	—	560
Repurchase and retirement of common stock	(287,056)	—	(2,368)	(2,368)
Net loss	—	—	(8,921)	(8,921)
Balance at May 4, 2019	14,224,648	$170,105	$(50,297)	$119,808

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 3, 2018	15,977,239	$167,501	$(26,740)	$140,761
Employee stock purchases	10,969	82	—	82
Exercise of stock options	20,834	23	—	23
Stock-based compensation expense	—	393	—	393
Repurchase and retirement of common stock	(315,548)	—	(2,972)	(2,972)
Net loss	—	—	(882)	(882)
Balance at May 5, 2018	15,693,494	$167,999	$(30,594)	$137,405

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13 Weeks Ended
	May 4,	May 5,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,921)	$(882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	7,244	7,066
Amortization of debt issue costs	14	14
Asset impairment	1,878	—
Cumulative effect of change in accounting principle	(331)	—
Loss on disposal of property and equipment	126	29
Stock-based compensation expense	560	393
Deferred income taxes	(3,623)	212
Changes in assets and liabilities:
Inventories, net	(5,972)	(1,909)
Prepaid expenses and other current assets	935	244
Accounts payable	(7,748)	(10,025)
Accounts payable to related party vendor	1,570	277
Accrued expenses	(3,764)	(4,033)
Income taxes refundable	(13)	(685)
Operating lease assets and liabilities	(2,086)	1,114
Other assets and liabilities	934	221
Net cash used in operating activities	(19,197)	(7,964)

Cash flows from investing activities:
Capital expenditures	(3,926)	(11,083)
Net cash used in investing activities	(3,926)	(11,083)

Cash flows from financing activities:
Proceeds received from employee stock option exercises	—	23
Employee stock purchases	68	82
Repurchase and retirement of common stock	(2,368)	(2,972)
Net cash used in financing activities	(2,300)	(2,867)

Cash and cash equivalents:
Net decrease	(25,423)	(21,914)
Beginning of the period	57,946	80,156
End of the period	$32,523	$58,242

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$2,097	$2,212
Operating lease assets and liabilities recognized upon adoption of ASC 842	295,240	—
Increase of operating lease liabilities from new or modified leases	3,389	—

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 431 stores in 37 states as of May 4, 2019, as well as an e-commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2019.

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week period ended May 4, 2019 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks.

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

In the first 13 weeks of fiscal 2019, the Company adopted lease accounting guidance as discussed in Note 10 and Note 12 to the condensed consolidated financial statements. Adoption of the new lease accounting guidance had a material impact to the Company’s condensed consolidated balance sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $295.2 million as of the date of adoption. This guidance was applied using the optional transition method, which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. An adjustment of $0.3 million was made to retained earnings as a result of right-of-use assets that were impaired upon the adoption of this guidance. See Note 11 to the condensed consolidated financial statements for further discussion. Consistent with the optional transition method, the financial information in the condensed consolidated balance sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact the Company’s condensed consolidated statements of operations or cash flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 10 and Note 12 to the condensed consolidated financial statements.

Certain other amounts in the fiscal 2018 operating activities section of the condensed consolidated statement of cash flows have been reclassified to conform to the fiscal 2019 presentation. These reclassifications had no effect on reported net loss.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	May 4, 2019	February 2, 2019	May 5, 2018
Gift card liability, net of estimated breakage	$11,962	$13,032	$10,460

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Gift card breakage revenue	$279	$287
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	2,691	2,586

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended May 4, 2019 and May 5, 2018, the Company recorded an income tax benefit of 28.2% and 34.9% of the loss before income taxes, respectively. The decrease in the tax rate for the 13-week period ended May 4, 2019 was primarily due to the realization of discrete federal tax credits during the 13-week period ended May 5, 2018, which increased the tax rate in the prior year period.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.5 million and 1.4 million shares for the 13-week periods ended May 4, 2019 and May 5, 2018, respectively.

Note 4 - Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities. The Company also maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis. Deferred Compensation Plan assets and liabilities were approximately $1.8 million and $2.1 million as of May 4, 2019 and May 5, 2018, respectively, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets.

Note 5 - Commitments and Contingencies

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. To date, the parties have exchanged the court mandated initial disclosures. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$560	$393
Stock options granted	430,493	—
Restricted stock units granted	215,245	—

Note 7 - Related Party Transactions

The Company has an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of the Company’s Vice President of Product Development and Trend. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Related Party Vendor:
Purchases	$13,400	$11,436
Purchases as a percent of total merchandise purchases	24.1%	20.5%

Note 8 - Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of May 4, 2019, the Company had approximately $1.3 million remaining under the current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Shares repurchased and retired	287,056	315,548
Share repurchase cost	$2,368	$2,972

Note 9 - Senior Credit Facility

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

As of May 4, 2019, the Company was in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $53.5 million available for borrowing.

Note 10 - Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through 2029. Most of the retail store lease agreements include an initial term with renewal options and provide for minimum fixed rental payments. The Company does not include lease renewal options in the lease term for calculations of its right-of-use assets and liabilities until it is reasonably certain that the Company plans to renew these leases. A few retail store lease agreements have only variable lease payments based on a percentage of sales, while other store leases contain contingent rentals based on sales performance in excess of specified minimums in addition to minimum fixed rentals.

The majority of the Company’s leases have monthly fixed rent with variable components (e.g., real estate taxes and insurance costs) and variable non-lease components (e.g., common area maintenance). These variable payments are excluded from the calculation of the lease liability and right-of-use asset. For leases where the lease and non-lease components are fixed, the Company has elected an accounting policy to account for lease and non-lease components as a single component. The Company’s leases do not provide an implicit rate, so the incremental borrowing rate, based on the information available at commencement or modification date, is used in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, the Company used the incremental borrowing rate that corresponded to the remaining lease term as of the date of adoption.

The Company’s classification of lease cost on the Company’s condensed consolidated statements of operations is as follows (in thousands):

13 Weeks Ended (1)
May 4, 2019
Cost of sales (2)
Operating lease cost	$13,588
Short-term lease cost	324
Variable lease cost	257
Total lease cost in cost of sales	$14,169
Other operating expenses
Operating lease cost	$730
Short-term lease cost	46
Total lease cost in other operating expenses	$776

(1)
Total lease cost for the 13-week period ended May 4, 2019 excludes expense for variable non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases. Short-term lease cost is immaterial.

(2)	Cost of sales includes all distribution center lease costs and store occupancy-related lease cost.

As of May 4, 2019, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2019 (excluding the 13 weeks ended May 4, 2019)	$45,083
2020	62,907
2021	53,967
2022	44,890
2023	36,363
After 2023	93,196
Total lease payments (1)	336,406
Less: Interest	(55,971)
Present value of lease liabilities	$280,435
(1) Operating lease payments exclude $21.3 million of legally binding minimum lease payments for leases signed but not yet commenced for four new store leases and a logistics agreement with a third-party for storage, distribution and inventory management services including the lease of 200,000 square feet of distribution center space and related equipment.

The Company’s lease term and discount rate is as follows:

May 4, 2019
Weighted-average remaining lease term (years)	6.5
Weighted-average discount rate	5.6%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

13 Weeks Ended
May 4, 2019
Operating cash flows from operating leases	$16,765

The Company adopted new lease accounting guidance as of the beginning of fiscal 2019 as discussed in Note 1 and Note 12, and as required, the following disclosure is provided for periods prior to adoption. As of February 2, 2019, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2019	$67,354
2020	62,102
2021	53,164
2022	44,087
2023	35,606
Thereafter	91,629
Total minimum lease payments	$353,942

Note 11 - Impairments
The Company evaluates the recoverability of the carrying amounts of long-lived assets when events or changes in circumstances dictate that their carrying values may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group with no asset written down below its individual fair value.

In connection with the adoption of the new lease accounting standard, the Company reviewed its store portfolio for possible impairment, as right-of-use assets are now included as part of the long-lived asset group that is evaluated for impairment. As a result of this review, eight stores were identified for which the carrying amounts of the store assets were not expected to be recoverable. The Company recorded an adjustment to increase the opening balance of accumulated deficit by approximately $0.3 million for the cumulative effect of the adoption of ASC 842 for right-of-use assets at six of the impaired stores. The Company also recorded an impairment charge totaling approximately $1.9 million for the first 13 weeks of fiscal 2019 for leasehold improvements, fixtures and equipment at eight stores, for which the carrying value exceed the fair value of these assets. In the current quarter, the Company shifted to estimating the fair value of long-lived fixed assets based on orderly liquidation value as the Company believes this method better reflects the fair value of the assets. The Company previously used the age-life method for calculating the fair value of long-lived fixed assets.
Note 12 - New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for both operating leases and finance leases on the balance sheet at the lease commencement date. For operating leases, the lessee would recognize a straight-line total lease expense, while for finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset. The Company currently only has operating leases. Lessor accounting remains largely unchanged, and the Company is not a lessor in any lease agreements. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.

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

The Company adopted this guidance as of the beginning of the first 13 weeks of fiscal 2019, and as a part of that process, made the following elections:

•
The Company elected the optional transition method, which allows for the lessee to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption.

•
The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward its prior lease classification under ASC 840, not reassess whether expired or existing contracts contain leases and not reevaluate initial direct costs for existing leases.

•	The Company did not elect the hindsight practical expedient for all leases.

•	The Company elected to make the accounting policy election for short-term leases resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

•
The majority of the Company’s leases have variable non-lease components. For leases where the non-lease components are fixed, the Company has elected an accounting policy to account for lease and non-lease components as a single component.

•	The Company elected the land easement practical expedient.

Adoption of the new standard had a material impact on the Company’s condensed consolidated balance sheets, statement of shareholders’ equity and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $295.2 million as of the date of adoption. Right-of-use assets are recorded based upon the present value of remaining operating lease liabilities adjusted for prepaid and deferred rent, including deferred construction allowances from landlords and initial direct costs. The Company also recorded an adjustment to increase the opening balance of accumulated deficit by approximately $0.3 million for the cumulative effect of the adoption of ASC 842 for right-of-use assets for stores with impairment indicators at adoption. The standard did not materially impact the Company’s condensed consolidated statements of operations or cash flows.

In August 2018, the FASB issued ASU 2018-15, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is A Service Contract” (“ASU 2018-15”). This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance in the first 13 weeks of fiscal 2019 using the prospective adoption method. This guidance could have a material effect on future financial results depending on whether or not the Company implements new software as a service solutions with significant implementation costs, as they would be deferred and expensed over the term of the agreement. The adoption of this guidance did not have a material effect on the Company’s current consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the Securities and Exchange Commission on March 29, 2019 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A - “Risk Factors”.

General

We are a specialty retailer of home décor in the United States, operating 431 stores in 37 states as of May 4, 2019, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, furniture, art, fragrance and accessories, ornamental wall décor, decorative accessories, mirrors, lamps, textiles, artificial floral products, gifts, housewares, outdoor living items, frames and clocks. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a leader in home décor and enabled us to develop a strong customer base.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, and gift card breakage revenue and excludes sales taxes. We use comparable store sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. E-commerce store sales, including shipping revenue, are included in consolidated comparable store sales. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

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

Store Growth

The following table summarizes our store openings and closings during the periods indicated:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
New stores opened during the period	3	10
Stores closed during the period	—	3

The following table summarizes our stores and square footage under lease:

	May 4, 2019	May 5, 2018
Number of stores	431	425
Square footage	3,429,577	3,356,548
Average square footage per store	7,957	7,898

13-Week Period Ended May 4, 2019 Compared to the 13-Week Period Ended May 5, 2018

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13 Weeks Ended
	May 4, 2019		May 5, 2018		Change
	$	%	$	%	$	%
Net sales	$129,648	100.0%	$142,454	100.0%	$(12,806)	(9.0)%
Cost of sales	93,429	72.1	97,142	68.2	(3,713)	(3.8)
Gross profit	36,219	27.9	45,312	31.8	(9,093)	(20.1)
Operating expenses:
Compensation and benefits	27,056	20.9	27,849	19.5	(793)	(2.8)
Other operating expenses	18,134	14.0	17,319	12.2	815	4.7
Depreciation (exclusive of depreciation included in cost of sales)	1,839	1.4	1,764	1.2	75	4.3
Asset impairment	1,878	1.4	—	—	1,878	100.0
Total operating expenses	48,907	37.7	46,932	32.9	1,975	4.2
Operating loss	(12,688)	(9.8)	(1,620)	(1.1)	(11,068)	683.2
Interest expense	70	0.1	65	—	5	7.7
Other income	(328)	(0.3)	(331)	(0.2)	3	(0.9)
Loss before income taxes	(12,430)	(9.6)	(1,354)	(0.9)	(11,076)	818.0
Income tax benefit	(3,509)	(2.7)	(472)	(0.3)	(3,037)	643.4
Net loss	$(8,921)	(6.9)%	$(882)	(0.6)%	$(8,039)	911.5%

Net sales. Net sales decreased 9.0% to $129.6 million for the first 13 weeks of fiscal 2019 compared to $142.5 million for the prior year period. Comparable store sales, including e-commerce sales, decreased 10.7%, or $14.6 million for the first 13 weeks of fiscal 2019 compared to the prior year period. This was partially offset by the impact of net new store growth, which contributed an increase in net sales of $1.8 million. Comparable store sales, including e-commerce sales, increased 1.4% in the prior year period. For the first 13 weeks of fiscal 2019, e-commerce comparable sales increased 10.7% versus the prior year period, while comparable store sales at brick-and-mortar stores decreased 13.9%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in transactions resulting from lower store traffic and a lower average ticket. For e-commerce, comparable sales benefited from an increase in transactions due to higher website traffic, partially offset by a decrease in average ticket due to decreases in both average retail price and items per transaction. The merchandise categories contributing most to the comparable store sales decrease for the first 13 weeks of fiscal 2019 were art, decorative accessories, ornamental wall décor, lamps and housewares, which were partially offset by increases in floral and holiday décor.

Gross profit. Gross profit as a percentage of net sales decreased 390 basis points from 31.8% in the first 13 weeks of fiscal 2018 to 27.9% in the first 13 weeks of fiscal 2019. The overall decrease in gross profit margin was due to higher store occupancy costs, lower merchandise margin, higher outbound freight costs and higher central distribution expenses. Store occupancy costs increased approximately 180 basis points as a percentage of net sales, primarily due to sales deleverage. Merchandise margin decreased approximately 130 basis points from 56.0% in the first 13 weeks of fiscal 2018 to 54.7% in the first 13 weeks of fiscal 2019 due to unfavorable product margin due to increased promotions, unfavorable shrink results and higher inbound freight costs, partially offset by favorable damages results. Outbound freight costs, which include e-commerce shipping, increased approximately 50 basis points as a percentage of net sales, which was driven by deleverage of distribution center to store shipping costs. Central distribution costs increased 30 basis points as a percentage of net sales, primarily due to sales deleverage.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 140 basis points from 19.5% in the first 13 weeks of fiscal 2018 to 20.9% in the first 13 weeks of fiscal 2019, primarily due to sales deleverage of both store and corporate payroll expenses.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 180 basis points from 12.2% in the first 13 weeks of fiscal 2018 to 14.0% in the first 13 weeks of fiscal 2019. The increase as a percentage of net sales was primarily due to increased advertising and store repair and maintenance expenses.

Asset impairment. In connection with the adoption of the new lease accounting guidance at the beginning of fiscal 2019, we reviewed our store portfolio for possible impairment of long-lived assets. In connection with this review, we changed our method of estimating the fair value of long-lived assets. As a result of this review, eight stores were identified for which the carrying amounts of store long-lived assets were not expected to be recoverable. We recorded an impairment charge totaling approximately $1.9 million for the first 13 weeks of fiscal 2019 for leasehold improvements, fixtures and equipment at eight stores, for which the carrying value exceed the fair value of these assets.

Income tax benefit. We recorded an income tax benefit of approximately $3.5 million, or 28.2% of the loss before income taxes during the first 13 weeks of fiscal 2019, compared to an income tax benefit of approximately $0.5 million, or 34.9% of the loss before income taxes during the prior year period. The decrease in the tax rate for the first 13 weeks of fiscal 2019 compared to the prior year period was primarily due to the realization of discrete federal tax credits during the 13-week period ended May 5, 2018, which increased the tax rate in the prior year period.

Net loss and loss per share. We reported a net loss of $8.9 million, or $0.62 per diluted share, for the first 13 weeks of fiscal 2019 as compared to a net loss of $0.9 million, or $0.06 per diluted share, for the first 13 weeks of fiscal 2018.

Adjusted net loss and adjusted loss per share. To supplement our unaudited consolidated condensed financial statements presented in accordance with generally accepted accounting principles, or GAAP, we provide certain non-GAAP financial measures, including adjusted loss and adjusted diluted loss per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP measures, in evaluating our operational performance.

We define adjusted net loss and adjusted diluted loss per share by adjusting the applicable GAAP measure to remove the impact of special items.

Non-GAAP measures are intended to provide additional information only and do not have any standard meanings prescribed by GAAP. Use of these terms may differ from similar measures reported by other companies. Each non-GAAP measure has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP.

The following table shows a reconciliation net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share for the 13 weeks ended May 4, 2019 and May 5, 2018:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net loss	$(8,921)	$(882)
Special Items:
CEO transition costs, net of tax	—	810
Asset impairment, net of tax	1,350	—
Adjusted net loss	$(7,571)	$(72)

Diluted loss per share	$(0.62)	$(0.06)
Adjusted diluted loss per share	$(0.53)	$—

Diluted weighted average shares outstanding	14,372	15,808

Included in the reported net loss for the first 13 weeks of fiscal 2019 are asset impairment charges of approximately $1.4 million, net of tax, which increased the net loss for the first 13 weeks of fiscal 2019 by approximately $0.09 per diluted share. Included in the reported net loss for the first 13 weeks of fiscal 2018 are severance and transition charges of approximately $810,000, net of tax, associated with our Chief Executive Officer transition. These charges increased the net loss for the first 13 weeks of fiscal 2018 by approximately $0.06 per diluted share.

Liquidity and Capital Resources
Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to new store openings; purchases of equipment or information technology assets for our stores (including e-commerce), distribution facilities and corporate headquarters; and existing store expansions, remodels or relocations. Historically, we have funded our working capital and capital expenditure requirements with internally-generated cash.

Cash flows from operating activities. Net cash used in operating activities was approximately $19.2 million during the first 13 weeks of fiscal 2019 as compared to net cash used in operating activities of approximately $8.0 million for the first 13 weeks of fiscal 2018. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior year period was primarily due to a decline in operating performance.

Cash flows from investing activities. Net cash used in investing activities for the first 13 weeks of fiscal 2019 consisted of $3.9 million in capital expenditures as compared to $11.1 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
New stores	$1,646	$5,750
Technology and omni-channel projects	994	1,583
Distribution center and supply chain enhancements	794	554
Existing stores	414	655
Corporate	78	2,541
Total capital expenditures	$3,926	$11,083

The capital expenditures in the current year period related primarily to the opening of three new stores during the period, information technology system investments, and distribution center and supply chain enhancements. Capital expenditures in the prior year period related primarily to the opening of 10 new stores during the period, hardware lease buyouts, improvements to our supply-chain and information technology system investments and investments in our existing stores. We expect that capital expenditures for fiscal 2019 will be in the range of $21 to $23 million. Over half of our fiscal 2019 expenditures are expected to support our omni-channel and supply chain capabilities focused on long-term revenue and profitability growth. Based on the decrease in fiscal 2019 of new store openings, capital expenditures for new stores are expected to be approximately $3.5 million for fiscal 2019.

Cash flows from financing activities. Net cash used in financing activities was approximately $2.3 million for the first 13 weeks of fiscal 2019 compared to $2.9 million for the first 13 weeks of fiscal 2018. In each fiscal year, net cash used in financing activities was primarily related to the repurchase and retirement of common stock pursuant to our stock repurchase plan, slightly offset by employee stock purchases.
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
As of May 4, 2019, we were in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $53.5 million available for borrowing.
At May 4, 2019, our balance of cash and cash equivalents was approximately $32.5 million. We do not anticipate any borrowings under the credit facility during fiscal 2019.  We believe that the combination of our cash balances and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Stock repurchase plan. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. As of May 4, 2019, we had approximately $1.3 million remaining under our current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Shares repurchased and retired	287,056	315,548
Share repurchase cost	$2,368	$2,972

Related Party Transactions

We have an agreement with a related party vendor to purchase merchandise inventory. The vendor is considered a related party for financial reporting purposes because its principal owner is the spouse of our Vice President of Product Development and Trend. The table below sets forth selected results related to this vendor in dollars (in thousands) and percentages for the periods indicated:

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Related Party Vendor:
Purchases	$13,400	$11,436
Purchases as a percent of total merchandise purchases	24.1%	20.5%
Cost of sales	$9,973	$11,577
Payable amounts outstanding at fiscal period-end	9,736	7,800

Significant Contractual Obligations and Commercial Commitments

Construction Commitments. As of May 4, 2019, the Company had no material commitments related to construction projects extending greater than 12 months.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2019 other than the change in calculation of the fair value of long-lived assets as discussed in Note 11 to the condensed consolidated financial statements. Refer to the Annual Report for a summary of our critical accounting policies.

New Accounting Pronouncements
See Note 12, New Accounting Pronouncements, to the condensed consolidated financial statements for recently adopted accounting pronouncements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Form 10-K for the year ended February 2, 2019.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of May 4, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. We adopted the new lease accounting standard under ASC 842 as of February 3, 2019 (see Note 10 and Note 12). As a result, we modified internal controls over financial reporting related to ASC 842. There have been no other changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. To date, the parties have exchanged the court mandated initial disclosures. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I - Item 2 of this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 2, 2019, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased by the Company during the first 13 weeks of fiscal 2019, ended May 4, 2019, were as follows:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)
February 3, 2019 to March 2, 2019	56,324	$10.34	56,324	$3,097
March 3, 2019 to April 6, 2019	126,232	9.07	126,232	1,952
April 7, 2019 to May 4, 2019	104,500	6.14	104,500	1,311
Total	287,056	$8.25	287,056	$1,311

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

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
10.1+*	Letter Agreement, effective March 29, 2019, by and between Michael Cairnes and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated March 29, 2019).
10.2+*	Letter Agreement, effective March 29, 2019, by and between Nicole Strain and Kirkland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K dated March 29, 2019).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 4, 2019, furnished in XBRL (eXtensible Business Reporting Language))

* Incorporated by reference.
+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 6, 2019	/s/ Steve C. Woodward
Steve C. Woodward Chief Executive Officer
Date: June 6, 2019	/s/ Nicole A. Strain
Nicole A. Strain Interim Chief Financial Officer