Form 10-Q
period 2019-08-03
KIRKLAND'S, INC
filed 2019-09-05
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2019
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

Common Stock, no par value - 13,890,218 shares outstanding as of August 21, 2019.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	August 3,	February 2,	August 4,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$14,650	$57,946	$35,359
Inventories, net	108,233	84,434	95,466
Prepaid expenses and other current assets	8,662	15,561	21,053
Total current assets	131,545	157,941	151,878
Property and equipment:
Equipment	21,575	21,425	21,025
Furniture and fixtures	81,184	81,523	81,371
Leasehold improvements	126,812	126,784	124,133
Computer software and hardware	72,121	69,444	63,474
Projects in progress	10,791	8,344	12,637
Property and equipment, gross	312,483	307,520	302,640
Accumulated depreciation	(209,917)	(196,697)	(185,572)
Property and equipment, net	102,566	110,823	117,068
Operating lease right-of-use assets	219,648	—	—
Deferred income taxes	9,010	1,703	1,344
Other assets	6,229	6,681	7,248
Total assets	$468,998	$277,148	$277,538
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,537	$40,004	$42,849
Accounts payable to related party vendor	—	8,166	6,747
Income taxes payable	—	701	—
Accrued expenses	24,646	37,665	35,345
Operating lease liabilities	53,561	—	—
Total current liabilities	138,744	86,536	84,941
Deferred rent	—	51,871	53,080
Operating lease liabilities	218,700	—	—
Deferred income taxes	—	—	411
Other liabilities	9,148	7,941	9,049
Total liabilities	366,592	146,348	147,481
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at August 3, 2019, February 2, 2019, or August 4, 2018, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,961,029; 14,504,824; and 15,741,818 shares issued and outstanding at August 3, 2019, February 2, 2019, and August 4, 2018, respectively	170,869	169,477	168,198
Accumulated deficit	(68,463)	(38,677)	(38,141)
Total shareholders’ equity	102,406	130,800	130,057
Total liabilities and shareholders’ equity	$468,998	$277,148	$277,538
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net sales	$119,885	$133,899	$249,533	$276,353
Cost of sales	88,536	86,765	171,992	172,330
Cost of sales related to merchandise purchased from related party vendor	4,776	10,336	14,749	21,913
Cost of sales	93,312	97,101	186,741	194,243
Gross profit	26,573	36,798	62,792	82,110
Operating expenses:
Compensation and benefits	27,162	26,020	54,218	53,869
Other operating expenses	16,656	17,965	34,790	35,284
Depreciation (exclusive of depreciation included in cost of sales)	1,736	1,774	3,575	3,538
Asset impairment	1,981	—	3,859	—
Total operating expenses	47,535	45,759	96,442	92,691
Operating loss	(20,962)	(8,961)	(33,650)	(10,581)
Interest expense	68	66	138	131
Other income	(226)	(270)	(554)	(601)
Loss before income taxes	(20,804)	(8,757)	(33,234)	(10,111)
Income tax benefit	(3,684)	(2,042)	(7,193)	(2,514)
Net loss	$(17,120)	$(6,715)	$(26,041)	$(7,597)

Loss per share:
Basic	$(1.21)	$(0.43)	$(1.83)	$(0.48)
Diluted	$(1.21)	$(0.43)	$(1.83)	$(0.48)
Weighted average shares outstanding:
Basic	14,110	15,726	14,241	15,925
Diluted	14,110	15,726	14,241	15,925

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2019	14,504,824	$169,477	$(38,677)	$130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	6,880	68	—	68
Stock-based compensation expense	—	560	—	560
Repurchase and retirement of common stock	(287,056)	—	(2,368)	(2,368)
Net loss	—	—	(8,921)	(8,921)
Balance at May 4, 2019	14,224,648	$170,105	$(50,297)	$119,808
Employee stock purchases	22,354	77	—	77
Restricted stock issued	70,725	—	—	—
Net share settlement of stock options and restricted stock	(10,792)	(44)	—	(44)
Stock-based compensation expense	—	731	—	731
Repurchase and retirement of common stock	(345,906)	—	(1,046)	(1,046)
Net loss	—	—	(17,120)	(17,120)
Balance at August 3, 2019	13,961,029	$170,869	$(68,463)	$102,406

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 3, 2018	15,977,239	$167,501	$(26,740)	$140,761
Employee stock purchases	10,969	82	—	82
Exercise of stock options	20,834	23	—	23
Stock-based compensation expense	—	393	—	393
Repurchase and retirement of common stock	(315,548)	—	(2,972)	(2,972)
Net loss	—	—	(882)	(882)
Balance at May 5, 2018	15,693,494	$167,999	$(30,594)	$137,405
Employee stock purchases	7,306	79	—	79
Exercise of stock options	146,692	—	—	—
Restricted stock issued	108,900	—	—	—
Net share settlement of stock options and restricted stock	(137,478)	(378)	—	(378)
Stock-based compensation expense	—	498	—	498
Repurchase and retirement of common stock	(77,096)	—	(832)	(832)
Net loss	—	—	(6,715)	(6,715)
Balance at August 4, 2018	15,741,818	$168,198	$(38,141)	$130,057

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	26 Weeks Ended
	August 3,	August 4,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,041)	$(7,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	14,295	14,390
Amortization of debt issue costs	27	27
Asset impairment	3,859	—
Cumulative effect of change in accounting principle	(331)	—
Loss on disposal of property and equipment	139	177
Stock-based compensation expense	1,291	891
Deferred income taxes	(7,307)	1,283
Changes in assets and liabilities:
Inventories, net	(23,799)	(14,211)
Prepaid expenses and other current assets	2,116	(581)
Accounts payable	19,438	(3,067)
Accounts payable to related party vendor	(8,166)	(776)
Accrued expenses	(2,428)	(3,527)
Income taxes refundable	(959)	(9,427)
Operating lease assets and liabilities	(4,295)	(223)
Other assets and liabilities	635	124
Net cash used in operating activities	(31,526)	(22,517)

Cash flows from investing activities:
Capital expenditures	(8,457)	(18,282)
Net cash used in investing activities	(8,457)	(18,282)

Cash flows from financing activities:
Cash used in net share settlement of stock options and restricted stock	(44)	(378)
Proceeds received from employee stock option exercises	—	23
Employee stock purchases	145	161
Repurchase and retirement of common stock	(3,414)	(3,804)
Net cash used in financing activities	(3,313)	(3,998)

Cash and cash equivalents:
Net decrease	(43,296)	(44,797)
Beginning of the period	57,946	80,156
End of the period	$14,650	$35,359

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$2,367	$2,741
Operating lease assets and liabilities recognized upon adoption of ASC 842	295,240	—
Increase of operating lease liabilities from new or modified leases	16,518	—
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 431 stores in 37 states as of August 3, 2019, as well as an e-commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 26-week periods ended August 3, 2019 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks.

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

In the beginning of fiscal 2019, the Company adopted lease accounting guidance as discussed in Note 10 and Note 12 to the condensed consolidated financial statements. Adoption of the new lease accounting guidance had a material impact to the Company’s condensed consolidated balance sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $295.2 million as of the date of adoption. This guidance was applied using the optional transition method, which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. An adjustment of $0.3 million was made to retained earnings as a result of right-of-use assets that were impaired upon the adoption of this guidance. See Note 11 to the condensed consolidated financial statements for further discussion. Consistent with the optional transition method, the financial information in the condensed consolidated balance sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact the Company’s condensed consolidated statements of operations or cash flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 10 and Note 12 to the condensed consolidated financial statements.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	August 3, 2019	February 2, 2019	August 4, 2018
Gift card liability, net of estimated breakage	$11,705	$13,032	$10,384

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gift card breakage revenue	$252	$265	$531	$552
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	2,130	2,047	4,210	3,966

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended August 3, 2019 and August 4, 2018, the Company recorded an income tax benefit of 17.7% and 23.3% of the loss before income taxes, respectively. For the 26-week periods ended August 3, 2019 and August 4, 2018, the Company recorded an income tax benefit of 21.6% and 24.9% of the loss before income taxes, respectively. The decrease in the tax rate for the 13-week and 26-week periods ended August 3, 2019 was primarily due to the realization of discrete shortfall expense related to stock forfeitures and vesting of restricted stock.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.7 million and 1.4 million shares for the 13-week periods ended August 3, 2019 and August 4, 2018, respectively, and 1.6 million and 1.4 million shares for the 26-week periods ended August 3, 2019 and August 4, 2018, respectively.

Note 4 - Fair Value Measurements

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

The Company maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis. Deferred Compensation Plan assets and liabilities were approximately $1.7 million, $1.9 million and $2.1 million as of August 3, 2019, February 2, 2019 and August 4, 2018, respectively, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets.

The Company measures certain assets at fair value on a non-recurring basis including the evaluation of long-lived assets for impairment using Company-specific assumptions which would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. See Note 11 to the condensed consolidated financial statements for further discussion.

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

Note 6 - Stock-Based Compensation

The Company maintains equity incentive plans under which it may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units, or stock appreciation rights to employees, non-employee directors and consultants. Compensation expense is recognized on a straight-line basis over the vesting periods of each grant. There have been no material changes in the assumptions used to compute compensation expense during the current year. The table below sets forth selected stock-based compensation information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$731	$498	$1,291	$891
Stock options granted	—	157,700	430,493	157,700
Restricted stock units granted	243,472	110,900	458,717	110,900

Note 7 - Related Party Transactions

The Company had an agreement with a related party vendor to purchase merchandise inventory. The vendor was considered a related party for financial reporting purposes because its principal owner is the spouse of the Company’s former Vice President of Product Development and Trend. As of June 14, 2019, the vendor is no longer a related party. The table below sets forth selected results related to this vendor, for the time period that the vendor was a related party, in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Related Party Vendor:
Purchases	$6,177	$13,086	$19,577	$24,522
Purchases as a percent of total merchandise purchases	9.2%	20.1%	16.0%	20.3%

Note 8 - Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of August 3, 2019, the Company had approximately $0.3 million remaining under the current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Shares repurchased and retired	345,906	77,096	632,962	392,644
Share repurchase cost	$1,046	$832	$3,414	$3,804

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

As of August 3, 2019, the Company was in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $72.5 million available for borrowing.

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

The Company’s classification of lease cost on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	13 Week Period Ended (1)	26-Week Period Ended (1)
	August 3, 2019	August 3, 2019
Cost of sales (2)
Operating lease cost	$13,474	$27,062
Short-term lease cost	384	708
Variable lease cost	260	517
Total lease cost in cost of sales	$14,118	$28,287
Other operating expenses
Operating lease cost	$730	$1,460
Short-term lease cost	42	88
Total lease cost in other operating expenses	$772	$1,548

(1)
Total lease cost for the 13-week and 26-week periods ended August 3, 2019 excludes expense for variable non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases.

(2)	Cost of sales includes all distribution center lease costs and store occupancy-related lease cost.

As of August 3, 2019, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2019 (excluding the 26 weeks ended August 3, 2019)	$28,946
2020	65,264
2021	56,366
2022	46,709
2023	38,245
After 2023	85,770
Total lease payments (1)	321,300
Less: Interest	(49,039)
Present value of lease liabilities	$272,261
(1) Operating lease payments exclude $7.6 million of legally binding minimum lease payments for leases signed but not yet commenced for four new store leases.

The Company’s lease term and discount rate is as follows:

August 3, 2019
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	5.6%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	13-Week Period Ended	26-Week Period Ended
	August 3, 2019	August 3, 2019
Operating cash flows from operating leases	$16,152	$32,917

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
In connection with the adoption of the new lease accounting standard, the Company reviewed its store portfolio for possible impairment, as right-of-use assets are now included as part of the long-lived asset group that is evaluated for impairment. As a result of this review, eight stores were identified for which the carrying amounts of the store assets were not expected to be recoverable. In the first 13 weeks of fiscal 2019, the Company recorded an adjustment to increase the opening balance of accumulated deficit by approximately $0.3 million for the cumulative effect of the adoption of ASC 842 for right-of-use assets at six of the impaired stores. During the 13-week period ended August 3, 2019, the Company recorded an impairment charge of approximately $0.5 million for right-of-use assets at two impaired stores. The Company also recorded an impairment charge totaling approximately $1.5 million and $3.4 million for the 13-week and 26-week periods ended August 3, 2019, respectively, for leasehold improvements, fixtures and equipment at three stores and eleven stores, respectively, for which the carrying value exceed the fair value of these assets. In the first quarter of fiscal 2019, the Company shifted to estimating the fair value of long-lived fixed assets based on orderly liquidation value as the Company believes this method better reflects the fair value of the assets. The Company previously used the age-life method for calculating the fair value of long-lived fixed assets.
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

•
The Company elected to make the accounting policy election for short-term leases, for which the Company does not recognize right-of-use assets or lease liabilities, resulting in lease payments being recorded as an expense on a straight-line basis over the lease term.

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

Note 13 - Subsequent Events

Subsequent to August 3, 2019, the Company borrowed $10 million under its senior secured revolving credit facility.

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

General

We are a specialty retailer of home décor in the United States, operating 431 stores in 37 states as of August 3, 2019, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, furniture, art, fragrance and accessories, ornamental wall décor, decorative accessories, mirrors, lamps, textiles, artificial floral products, gifts, housewares, outdoor living items, frames and clocks. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a key player in home décor and enabled us to develop a loyal customer base.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, and gift card breakage revenue and excludes sales taxes. We use comparable store sales to measure sales increases or decreases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. E-commerce store sales, including shipping revenue, are included in consolidated comparable store sales. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

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

Store Growth

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
New stores opened during the period	1	6	4	16
Stores closed during the period	1	5	1	8

The following table summarizes our stores and square footage under lease:

	August 3, 2019	August 4, 2018
Number of stores	431	426
Square footage	3,430,072	3,372,584
Average square footage per store	7,958	7,917

13-Week Period Ended August 3, 2019 Compared to the 13-Week Period Ended August 4, 2018

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	August 3, 2019		August 4, 2018		Change
	$	%	$	%	$	%
Net sales	$119,885	100.0%	$133,899	100.0%	$(14,014)	(10.5)%
Cost of sales	93,312	77.8	97,101	72.5	(3,789)	(3.9)
Gross profit	26,573	22.2	36,798	27.5	(10,225)	(27.8)
Operating expenses:
Compensation and benefits	27,162	22.7	26,020	19.5	1,142	4.4
Other operating expenses	16,656	13.9	17,965	13.4	(1,309)	(7.3)
Depreciation (exclusive of depreciation included in cost of sales)	1,736	1.4	1,774	1.3	(38)	(2.1)
Asset impairment	1,981	1.7	—	—	1,981	100.0
Total operating expenses	47,535	39.7	45,759	34.2	1,776	3.9
Operating loss	(20,962)	(17.5)	(8,961)	(6.7)	(12,001)	133.9
Interest expense	68	0.1	66	0.1	2	3.0
Other income	(226)	(0.2)	(270)	(0.2)	44	(16.3)
Loss before income taxes	(20,804)	(17.4)	(8,757)	(6.5)	(12,047)	137.6
Income tax benefit	(3,684)	(3.1)	(2,042)	(1.5)	(1,642)	80.4
Net loss	$(17,120)	(14.3)%	$(6,715)	(5.0)%	$(10,405)	155.0%

Net sales. Net sales decreased 10.5% to $119.9 million for the second 13 weeks of fiscal 2019 compared to $133.9 million for the prior year period. Comparable store sales, including e-commerce sales, decreased 11.2%, or $14.5 million for the second 13 weeks of fiscal 2019 compared to the prior year period. This was partially offset by the impact of net new store growth, which contributed an increase in net sales of $0.5 million. Comparable store sales, including e-commerce sales, decreased 3.9% in the prior year period. For the second 13 weeks of fiscal 2019, e-commerce comparable sales increased 21.5%, while comparable store sales at brick-and-mortar stores decreased 16.1%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in store traffic and a decline in the average ticket, which was partially offset by an improvement in conversion. For e-commerce, comparable sales benefited from an increase in website traffic and conversion, partially offset by a decrease in average ticket due to decreases in both average retail price and items per transaction. The merchandise categories contributing most to the comparable store sales decrease for the second 13 weeks of fiscal 2019 were ornamental wall décor, art, decorative accessories, and lamps, which were partially offset by increases in floral and outdoor living.

Gross profit. Gross profit as a percentage of net sales decreased 530 basis points from 27.5% in the second 13 weeks of fiscal 2018 to 22.2% in the second 13 weeks of fiscal 2019. The overall decrease in gross profit margin was due to higher store occupancy costs, higher central distribution expenses, lower merchandise margin and higher outbound freight costs. Store occupancy costs increased approximately 240 basis points as a percentage of net sales, primarily due to sales deleverage. Central distribution costs increased 150 basis points as a percentage of net sales, primarily due to a change in the process of estimating when warehousing costs are expensed, as well as sales deleverage. Merchandise margin decreased approximately 130 basis points from 53.2% in the second 13 weeks of fiscal 2018 to 51.9% in the second 13 weeks of fiscal 2019 because of unfavorable product margin due to increased promotions and unfavorable damages results, partially offset by favorable shrink results. Outbound freight costs, which include e-commerce shipping, increased approximately 10 basis points as a percentage of net sales, which was driven by deleverage of distribution center to store shipping costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 320 basis points from 19.5% in the second 13 weeks of fiscal 2018 to 22.7% in the second 13 weeks of fiscal 2019, primarily due to sales deleverage of both store and corporate payroll expenses, as well as corporate severance agreements and higher executive stock compensation expense.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 50 basis points from 13.4% in the second 13 weeks of fiscal 2018 to 13.9% in the second 13 weeks of fiscal 2019. The increase as a percentage of net sales was primarily due to sales deleverage.

Asset impairment. For the second 13 weeks of fiscal 2019, we recorded an impairment charge of approximately $0.5 million for right-of-use assets at two impaired stores and an impairment charge of approximately $1.5 million for leasehold improvements, fixtures and equipment at three stores, for which the carrying value exceed the fair value of these assets.

Income tax benefit. We recorded an income tax benefit of approximately $3.7 million, or 17.7% of the loss before income taxes during the second 13 weeks of fiscal 2019, compared to an income tax benefit of approximately $2.0 million, or 23.3% of the loss before income taxes during the prior year period. The decrease in the tax rate for the second 13 weeks of fiscal 2019 compared to the prior year period was primarily due to the realization of discrete shortfall expense related to stock forfeitures and vesting of restricted stock.

Net loss and loss per share. We reported a net loss of $17.1 million, or $1.21 per diluted share, for the second 13 weeks of fiscal 2019 as compared to a net loss of $6.7 million, or $0.43 per diluted share, for the second 13 weeks of fiscal 2018.

26-Week Period Ended August 3, 2019 Compared to the 26-Week Period Ended August 4, 2018

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	August 3, 2019		August 4, 2018		Change
	$	%	$	%	$	%
Net sales	$249,533	100.0%	$276,353	100.0%	$(26,820)	(9.7)%
Cost of sales (exclusive of depreciation as shown below)	186,741	74.8	194,243	70.3	(7,502)	(3.9)
Gross profit	62,792	25.2	82,110	29.7	(19,318)	(23.5)
Operating expenses:
Compensation and benefits	54,218	21.7	53,869	19.4	349	0.6
Other operating expenses	34,790	14.0	35,284	12.8	(494)	(1.4)
Depreciation	3,575	1.4	3,538	1.3	37	1.0
Asset impairment	3,859	1.6	—	—	3,859	100.0
Total operating expenses	96,442	38.7	92,691	33.5	3,751	4.0
Operating loss	(33,650)	(13.5)	(10,581)	(3.8)	(23,069)	218.0
Interest expense	138	0.1	131	—	7	5.3
Other income	(554)	(0.2)	(601)	(0.2)	47	(7.8)
Loss before income taxes	(33,234)	(13.3)	(10,111)	(3.6)	(23,123)	228.7
Income tax benefit	(7,193)	(2.9)	(2,514)	(0.9)	(4,679)	186.1
Net loss	$(26,041)	(10.4)%	$(7,597)	(2.7)%	$(18,444)	242.8%

Net sales. Net sales decreased 9.7% to $249.5 million for the first 26 weeks of fiscal 2019 compared to $276.4 million for the prior year period. Comparable store sales, including e-commerce sales, decreased 10.9%, or $29.2 million for the first 26 weeks of fiscal 2019 compared to the prior year period. This was partially offset by the impact of net new store growth, which contributed an increase in net sales of $2.3 million. Comparable store sales, including e-commerce sales, decreased 1.2% in the prior year period. For the first 26 weeks of fiscal 2019, e-commerce comparable sales increased 15.9%, while comparable store sales at brick-and-mortar stores decreased 15.0%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in store traffic and a decline in the average ticket, which was partially offset by an improvement in conversion. For e-commerce, comparable sales benefited from an increase in website traffic and conversion, partially offset by a decrease in average ticket due to decreases in both average retail price and items per transaction. The merchandise categories contributing most to the comparable store sales decrease for the first 26 weeks of fiscal 2019 were ornamental wall décor, art, decorative accessories and lamps, which were partially offset by increases in floral.

Gross profit. Gross profit as a percentage of net sales decreased 450 basis points from 29.7% in the first 26 weeks of fiscal 2018 to 25.2% in the first 26 weeks of fiscal 2019. The overall decrease in gross profit margin was due to the deleverage of store occupancy costs, lower merchandise margin, higher central distribution expenses and higher outbound freight costs. Store occupancy costs increased approximately 200 basis points as a percentage of net sales, primarily due to sales deleverage. Merchandise margin decreased approximately 130 basis points from 54.6% in the first 26 weeks of fiscal 2018 to 53.3% in the first 26 weeks of fiscal 2019 due to unfavorable product margin due to increased promotions and higher inbound freight costs. Central distribution costs increased 90 basis points as a percentage of net sales, primarily due to a change in the process of estimating when warehousing costs are expensed, as well as sales deleverage. Outbound freight costs, which include e-commerce shipping, increased approximately 30 basis points as a percentage of net sales, which was driven by deleverage of distribution center to store shipping costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 230 basis points from 19.4% in the first 26 weeks of fiscal 2018 to 21.7% in the first 26 weeks of fiscal 2019, primarily due to sales deleverage of both store and corporate payroll expenses.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 120 basis points from 12.8% in the first 26 weeks of fiscal 2018 to 14.0% in the first 26 weeks of fiscal 2019. The increase as a percentage of net sales was primarily due to sales deleverage and increased advertising expenses.

Asset impairment. For the first 26 weeks of fiscal 2019, we recorded an impairment charge of approximately $0.5 million for right-of-use assets at two impaired stores and an impairment charge of approximately $3.4 million at 11 stores for the first 26 weeks of fiscal 2019 for leasehold improvements, fixtures and equipment, for which the carrying value exceed the fair value of these assets.

Income tax benefit. We recorded an income tax benefit of approximately $7.2 million, or 21.6% of the loss before income taxes during the first 26 weeks of fiscal 2019, compared to an income tax benefit of approximately $2.5 million, or 24.9% of the loss before income taxes during the prior year period. The decrease in the tax rate for the first 26 weeks of fiscal 2019 compared to the prior year period was primarily due to the realization of discrete shortfall expense related to stock forfeitures and vesting of restricted stock.

Net loss and loss per share. We reported a net loss of $26.0 million, or $1.83 per diluted share, for the first 26 weeks of fiscal 2019 as compared to a net loss of $7.6 million, or $0.48 per diluted share, for the first 26 weeks of fiscal 2018.

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

The following table shows a reconciliation net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share for the 13 weeks and 26 weeks ended August 3, 2019 and August 4, 2018:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net loss	$(17,120)	$(6,715)	$(26,041)	$(7,597)
Special Items:
CEO transition costs, net of tax	—	344	—	1,154
Severance charges, net of tax	631	—	813	—
Asset impairment, net of tax	1,628	—	2,978	—
Total special items, net of tax	$2,259	$344	$3,791	$1,154
Adjusted net loss	$(14,861)	$(6,371)	$(22,250)	$(6,443)

Diluted loss per share	$(1.21)	$(0.43)	$(1.83)	$(0.48)
Adjusted diluted loss per share	$(1.05)	$(0.41)	$(1.56)	$(0.40)

Diluted weighted average shares outstanding	14,110	15,726	14,241	15,925

Included in the reported net loss for the second 13 weeks of fiscal 2019 are asset impairment charges of approximately $1.6 million and severance charges of approximately $0.6 million, net of tax, which increased the net loss for the second 13 weeks of fiscal 2019 by approximately $0.16 per diluted share. Included in the reported net loss for the second 13 weeks of fiscal 2018 are severance and transition charges of approximately $0.3 million, net of tax, associated with our Chief Executive Officer transition. These charges increased the net loss for the second 13 weeks of fiscal 2018 by approximately $0.02 per diluted share.

Included in the reported net loss for the first 26 weeks of fiscal 2019 are asset impairment charges of approximately $3.0 million and severance charges of approximately $0.8 million, net of tax, which increased the net loss for the first 26 weeks of fiscal 2019 by approximately $0.27 per diluted share. Included in the reported net loss for the first 26 weeks of fiscal 2018 are severance and transition charges of approximately $1.2 million, net of tax, associated with our Chief Executive Officer transition. These charges increased the net loss for the first 26 weeks of fiscal 2018 by approximately $0.08 per diluted share.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $31.5 million during the first 26 weeks of fiscal 2019 as compared to approximately $22.5 million for the first 26 weeks of fiscal 2018. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior year period was primarily due to a decline in operating performance and an increase in inventories, partially offset by an increase in accounts payable.

Cash flows from investing activities. Net cash used in investing activities for the first 26 weeks of fiscal 2019 consisted of $8.5 million in capital expenditures as compared to $18.3 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	26-Week Period Ended
	August 3, 2019	August 4, 2018
Distribution center and supply chain enhancements	$2,293	$1,262
Existing stores	2,232	1,814
New stores	1,978	9,233
Technology and omni-channel projects	1,863	3,390
Corporate	91	2,583
Total capital expenditures	$8,457	$18,282

The capital expenditures in the current year period related primarily to distribution center and supply chain enhancements, improvements to existing stores, the opening of four new stores during the period and information technology system investments. Capital expenditures in the prior year period related primarily to the opening of sixteen new stores during the period, information technology system investments, corporate hardware lease buyouts, investments in our existing stores and improvements to our supply-chain.

Cash flows from financing activities. Net cash used in financing activities was approximately $3.3 million for the first 26 weeks of fiscal 2019 compared to $4.0 million for the first 26 weeks of fiscal 2018. In each fiscal year, net cash used in financing activities was primarily related to the repurchase and retirement of common stock pursuant to our stock repurchase plan, slightly offset by employee stock purchases.
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
As of August 3, 2019, we were in compliance with the covenants in the Credit Agreement, and there were no outstanding borrowings under the credit facility, with approximately $72.5 million available for borrowing. Subsequent to August 3, 2019, we borrowed $10 million on the senior secured revolving credit facility.
At August 3, 2019, our balance of cash and cash equivalents was approximately $14.7 million. We believe that the combination of our cash balances, availability under our Credit Agreement and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Stock repurchase plan. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. As of August 3, 2019, we had approximately $0.3 million remaining under our current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Shares repurchased and retired	345,906	77,096	632,962	392,644
Share repurchase cost	$1,046	$832	$3,414	$3,804

Related Party Transactions

We had an agreement with a related party vendor to purchase merchandise inventory. The vendor was considered a related party for financial reporting purposes because its principal owner was the spouse of our former Vice President of Product Development and Trend. As of June 14, 2019, the vendor is no longer a related party. The table below sets forth selected results related to this vendor, for the time period that the vendor was a related party, in dollars (in thousands) and percentages for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Related Party Vendor:
Purchases	$6,177	$13,086	$19,577	$24,522
Purchases as a percent of total merchandise purchases	9.2%	20.1%	16.0%	20.3%
Cost of sales	$4,776	$10,336	$14,749	$21,913
Payable amounts outstanding at fiscal period-end	—	6,747	—	6,747

Significant Contractual Obligations and Commercial Commitments

Construction Commitments. As of August 3, 2019, the Company had no material commitments related to construction projects extending greater than 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Both our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of August 3, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Shares of common stock repurchased by the Company during the 13 weeks ended August 3, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)
May 5, 2019 to June 1, 2019	104,407	$4.95	104,407	$794
June 2, 2019 to July 6, 2019	131,548	2.55	131,548	458
July 7, 2019 to August 3, 2019	109,951	1.76	109,951	265
Total	345,906	$3.02	345,906	$265

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

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 3, 2019, furnished in XBRL (eXtensible Business Reporting Language))

* Incorporated by reference.
+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 5, 2019	/s/ Steve C. Woodward
Steve C. Woodward Chief Executive Officer
Date: September 5, 2019	/s/ Nicole A. Strain
Nicole A. Strain Chief Financial Officer