Form 10-Q
period 2019-11-02
KIRKLAND'S, INC
filed 2019-12-05
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2019
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

Common Stock, no par value - 13,897,530 shares outstanding as of November 26, 2019.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	November 2,	February 2,	November 3,
	2019	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,202	$57,946	$23,837
Inventories, net	140,222	84,434	113,759
Prepaid expenses and other current assets	8,417	15,561	23,314
Total current assets	152,841	157,941	160,910
Property and equipment:
Equipment	21,524	21,425	21,878
Furniture and fixtures	80,869	81,523	82,361
Leasehold improvements	125,294	126,784	126,843
Computer software and hardware	73,311	69,444	67,911
Projects in progress	11,815	8,344	8,899
Property and equipment, gross	312,813	307,520	307,892
Accumulated depreciation	(216,717)	(196,697)	(192,617)
Property and equipment, net	96,096	110,823	115,275
Operating lease right-of-use assets	210,213	—	—
Deferred income taxes	944	1,703	1,255
Other assets	6,283	6,681	7,201
Total assets	$466,377	$277,148	$284,641
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,395	$40,004	$55,001
Accounts payable to related party vendor	—	8,166	11,261
Income taxes payable	—	701	—
Accrued expenses	23,527	37,665	34,466
Operating lease liabilities	53,210	—	—
Total current liabilities	145,132	86,536	100,728
Deferred rent	—	51,871	53,944
Operating lease liabilities	206,789	—	—
Revolving line of credit	25,000	—	—
Deferred income taxes	—	—	27
Other liabilities	8,883	7,941	8,692
Total liabilities	385,804	146,348	163,391
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at November 2, 2019, February 2, 2019, or November 3, 2018, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,897,530; 14,504,824; and 15,063,439 shares issued and outstanding at November 2, 2019, February 2, 2019, and November 3, 2018, respectively	171,585	169,477	168,725
Accumulated deficit	(91,012)	(38,677)	(47,475)
Total shareholders’ equity	80,573	130,800	121,250
Total liabilities and shareholders’ equity	$466,377	$277,148	$284,641
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	$144,936	$154,571	$394,469	$430,924
Cost of sales	104,800	95,289	276,792	267,619
Cost of sales related to merchandise purchased from related party vendor	—	12,629	14,749	34,542
Cost of sales	104,800	107,918	291,541	302,161
Gross profit	40,136	46,653	102,928	128,763
Operating expenses:
Compensation and benefits	29,115	29,621	83,333	83,490
Other operating expenses	20,208	18,783	54,998	54,067
Depreciation (exclusive of depreciation included in cost of sales)	1,602	1,867	5,177	5,405
Asset impairment	3,392	—	7,251	—
Total operating expenses	54,317	50,271	150,759	142,962
Operating loss	(14,181)	(3,618)	(47,831)	(14,199)
Interest expense	169	69	307	200
Other income	(158)	(224)	(712)	(825)
Loss before income taxes	(14,192)	(3,463)	(47,426)	(13,574)
Income tax expense (benefit)	8,114	(683)	921	(3,197)
Net loss	$(22,306)	$(2,780)	$(48,347)	$(10,377)

Loss per share:
Basic	$(1.61)	$(0.18)	$(3.42)	$(0.66)
Diluted	$(1.61)	$(0.18)	$(3.42)	$(0.66)
Weighted average shares outstanding:
Basic	13,867	15,486	14,116	15,673
Diluted	13,867	15,486	14,116	15,673

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2019	14,504,824	$169,477	$(38,677)	$130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	6,880	68	—	68
Stock-based compensation expense	—	560	—	560
Repurchase and retirement of common stock	(287,056)	—	(2,368)	(2,368)
Net loss	—	—	(8,921)	(8,921)
Balance at May 4, 2019	14,224,648	170,105	(50,297)	119,808
Employee stock purchases	22,354	77	—	77
Restricted stock issued	70,725	—	—	—
Net share settlement of restricted stock	(10,792)	(44)	—	(44)
Stock-based compensation expense	—	731	—	731
Repurchase and retirement of common stock	(345,906)	—	(1,046)	(1,046)
Net loss	—	—	(17,120)	(17,120)
Balance at August 3, 2019	13,961,029	170,869	(68,463)	102,406
Employee stock purchases	36,453	45	—	45
Restricted stock issued	98,298	—	—	—
Net share settlement of restricted stock	(23,937)	(33)	—	(33)
Stock-based compensation expense	—	704	—	704
Repurchase and retirement of common stock	(174,313)	—	(243)	(243)
Net loss	—	—	(22,306)	(22,306)
Balance at November 2, 2019	13,897,530	$171,585	$(91,012)	$80,573

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 3, 2018	15,977,239	$167,501	$(26,740)	$140,761
Employee stock purchases	10,969	82	—	82
Exercise of stock options	20,834	23	—	23
Stock-based compensation expense	—	393	—	393
Repurchase and retirement of common stock	(315,548)	—	(2,972)	(2,972)
Net loss	—	—	(882)	(882)
Balance at May 5, 2018	15,693,494	167,999	(30,594)	137,405
Employee stock purchases	7,306	79	—	79
Exercise of stock options	146,692	—	—	—
Restricted stock issued	108,900	—	—	—
Net share settlement of stock options and restricted stock	(137,478)	(378)	—	(378)
Stock-based compensation expense	—	498	—	498
Repurchase and retirement of common stock	(77,096)	—	(832)	(832)
Net loss	—	—	(6,715)	(6,715)
Balance at August 4, 2018	15,741,818	168,198	(38,141)	130,057
Employee stock purchases	9,971	77	—	77
Exercise of stock options	10,000	—	—	—
Net share settlement of stock options	(8,877)	—	—	—
Stock-based compensation expense	—	450	—	450
Repurchase and retirement of common stock	(689,473)	—	(6,554)	(6,554)
Net loss	—	—	(2,780)	(2,780)
Balance at November 3, 2018	15,063,439	$168,725	$(47,475)	$121,250

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	39 Weeks Ended
	November 2,	November 3,
	2019	2018
Cash flows from operating activities:
Net loss	$(48,347)	$(10,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	21,156	21,992
Amortization of debt issue costs	41	41
Asset impairment	7,251	—
Cumulative effect of change in accounting principle	(331)	—
Loss on disposal of property and equipment	150	340
Stock-based compensation expense	1,995	1,341
Deferred income taxes	759	988
Changes in assets and liabilities:
Inventories, net	(55,788)	(32,504)
Prepaid expenses and other current assets	2,443	(2,318)
Accounts payable	27,845	9,856
Accounts payable to related party vendor	(8,166)	3,738
Accrued expenses	(3,547)	(5,007)
Income taxes refundable	(1,041)	(9,951)
Operating lease assets and liabilities	(7,161)	1,242
Other assets and liabilities	300	(200)
Net cash used in operating activities	(62,441)	(20,819)

Cash flows from investing activities:
Capital expenditures	(12,759)	(25,025)
Net cash used in investing activities	(12,759)	(25,025)

Cash flows from financing activities:
Borrowings on revolving line of credit	25,000	—
Cash used in net share settlement of stock options and restricted stock	(77)	(378)
Proceeds received from employee stock option exercises	—	23
Employee stock purchases	190	238
Repurchase and retirement of common stock	(3,657)	(10,358)
Net cash provided by (used in) financing activities	21,456	(10,475)

Cash and cash equivalents:
Net decrease	(53,744)	(56,319)
Beginning of the period	57,946	80,156
End of the period	$4,202	$23,837

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,818	$1,970
Operating lease assets and liabilities recognized upon adoption of ASC 842	295,240	—
Increase of operating lease liabilities from new or modified leases	17,840	—
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 432 stores in 37 states as of November 2, 2019, as well as an e-commerce enabled website, www.kirklands.com. The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

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

It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end. In addition, because of seasonality factors, the results of the Company’s operations for the 13-week and 39-week periods ended November 2, 2019 are not indicative of the results to be expected for any other interim period or for the entire fiscal year. The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks.

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

In the beginning of fiscal 2019, the Company adopted new lease accounting guidance. The adoption of the new lease accounting guidance had a material impact to the Company’s condensed consolidated balance sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $295.2 million as of the date of adoption. This guidance was applied using the optional transition method, which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. An adjustment of $0.3 million was made to retained earnings as a result of right-of-use assets that were impaired upon the adoption of this guidance. See Note 11 to the condensed consolidated financial statements for further discussion. Consistent with the optional transition method, the financial information in the condensed consolidated balance sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact the Company’s condensed consolidated statements of operations or cash flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 10 and Note 12 to the condensed consolidated financial statements.

Certain other amounts in the fiscal 2018 operating activities section of the condensed consolidated statement of cash flows have been reclassified to conform to the fiscal 2019 presentation. These reclassifications had no effect on reported net loss.

The Company uses the redemption recognition method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statements of operations as a component of net sales.

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	November 2, 2019	February 2, 2019	November 3, 2018
Gift card liability, net of estimated breakage	$11,187	$13,032	$10,308

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gift card breakage revenue	$243	$257	$774	$809
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,814	2,110	5,349	5,012

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week periods ended November 2, 2019 and November 3, 2018, the Company recorded income tax expense of 57.2% of the loss before income taxes and recorded an income tax benefit of 19.7% of the loss before income taxes, respectively. For the 39-week periods ended November 2, 2019 and November 3, 2018, the Company recorded income tax expense of 1.9% of the loss before income taxes and an income tax benefit of 23.6% of the loss before income taxes, respectively. The change in the tax rate for the 13-week and 39-week periods ended November 2, 2019 was primarily due to establishing a valuation allowance against deferred tax assets of $11.3 million as of November 2, 2019, as the Company is estimated to have a three year cumulative pretax loss, and by the realization of discrete shortfall tax expense related to stock forfeitures and vesting of restricted stock units.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carryforwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. For the period ended November 2, 2019, the Company established a full valuation allowance against its federal and consolidated state deferred tax assets, primarily net operating loss carryforwards, due to uncertainty regarding their realization. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any decrease in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.6 million and 1.2 million shares for the 13-week periods ended November 2, 2019 and November 3, 2018, respectively, and 1.6 million and 1.3 million shares for the 39-week periods ended November 2, 2019 and November 3, 2018, respectively.

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

The Company maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis. The Board of Directors approved the termination of the Deferred Compensation Plan effective September 6, 2019. Any remaining balances in the Deferred Compensation Plan will be paid out one year from the effective date. Deferred Compensation Plan assets and liabilities were approximately $1.8 million, $1.9 million and $2.1 million as of November 2, 2019, February 2, 2019 and November 3, 2018, respectively, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets.

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

Note 5 - Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in Federal Court, on October 25, 2019 the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

	13-Week Period Ended		39-Week Period Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$704	$450	$1,995	$1,341
Stock options granted	74,468	—	504,961	157,700
Restricted stock units granted	42,424	132,834	501,141	243,734

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

	13-Week Period Ended		39-Week Period Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Related Party Vendor:
Purchases	$—	$17,444	$19,577	$41,966
Purchases as a percent of total merchandise purchases	—%	22.5%	9.4%	21.1%

Note 8 - Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of November 2, 2019, the Company had approximately $21,000 remaining under the current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Shares repurchased and retired	174,313	689,473	807,275	1,082,117
Share repurchase cost	$243	$6,554	$3,657	$10,358

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

As of November 2, 2019, the Company was in compliance with the covenants in the Credit Agreement, and there were $25 million of outstanding borrowings under the revolving credit facility, with $50 million available for borrowing.

Note 10 - Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through fiscal 2029. Most of the retail store lease agreements include an initial term with renewal options and provide for minimum fixed rental payments. The Company does not include lease renewal options in the lease term for calculations of its right-of-use assets and liabilities until it is reasonably certain that the Company plans to renew these leases. A few retail store lease agreements have only variable lease payments based on a percentage of sales, while other store leases contain contingent rentals based on sales performance in excess of specified minimums in addition to minimum fixed rentals.

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

The Company’s classification of lease cost on the Company’s condensed consolidated statements of operations is as follows (in thousands):

	13 Week Period Ended (1)	39-Week Period Ended (1)
	November 2, 2019	November 2, 2019
Cost of sales (2)
Operating lease cost	$13,855	$40,917
Short-term lease cost	362	1,070
Variable lease cost	315	832
Total lease cost in cost of sales	$14,532	$42,819
Other operating expenses
Operating lease cost	$713	$2,173
Short-term lease cost	136	224
Total lease cost in other operating expenses	$849	$2,397

(1)
Total lease cost for the 13-week and 39-week periods ended November 2, 2019 excludes expense for variable non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases.

(2)	Cost of sales includes all distribution center lease costs and store occupancy-related lease cost.

As of November 2, 2019, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2019 (excluding the 39 weeks ended November 2, 2019)	$11,315
2020	65,526
2021	56,759
2022	47,015
2023	38,416
After 2023	86,826
Total lease payments (1)	305,857
Less: Interest	(45,858)
Present value of lease liabilities	$259,999
(1) Operating lease payments exclude $6.0 million of legally binding minimum lease payments for leases signed but not yet commenced for three new store leases.

The Company’s lease term and discount rate is as follows:

November 2, 2019
Weighted-average remaining lease term (years)	6.0
Weighted-average discount rate	5.7%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	13-Week Period Ended	39-Week Period Ended
	November 2, 2019	November 2, 2019
Operating cash flows from operating leases	$16,048	$48,965

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
During the 13-week and 39-week periods ended November 2, 2019, the Company recorded an impairment charge of approximately $41,000 for right-of-use asset impairment at one store and $525,000 for right-of-use asset impairment at three stores, respectively. The Company also recorded an impairment charge totaling approximately $3.4 million and $6.7 million for the 13-week and 39-week periods ended November 2, 2019, respectively, for leasehold improvements, fixtures and equipment at 17 stores and 22 stores, respectively, for which the carrying value exceed the fair value of these assets. The total impairment charge, net of tax, for the 13-week and 39-week periods ended November 2, 2019 was $2.5 million and $5.5 million, respectively.
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

General

We are a specialty retailer of home décor in the United States, operating 432 stores in 37 states as of November 2, 2019, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a broad selection of distinctive merchandise, including holiday décor, furniture, art, fragrance and accessories, ornamental wall décor, decorative accessories, mirrors, lamps, textiles, artificial floral products, gifts, housewares, outdoor living items, frames and clocks. Our stores offer an extensive assortment of holiday merchandise during seasonal periods as well as items carried throughout the year suitable for gift-giving. We provide our customers an engaging shopping experience characterized by a diverse, ever-changing merchandise selection reflecting current styles at prices which provide discernible value. This combination of ever-changing and stylish merchandise, value pricing and a stimulating online and store experience has led to our emergence as a key player in home décor and enabled us to develop a loyal customer base.

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

Store Growth

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
New stores opened during the period	1	6	5	22
Stores closed during the period	—	—	1	8

The following table summarizes our stores and square footage under lease:

	November 2, 2019	November 3, 2018
Number of stores	432	432
Square footage	3,437,072	3,420,097
Average square footage per store	7,956	7,917

13-Week Period Ended November 2, 2019 Compared to the 13-Week Period Ended November 3, 2018

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	November 2, 2019		November 3, 2018		Change
	$	%	$	%	$	%
Net sales	$144,936	100.0%	$154,571	100.0%	$(9,635)	(6.2)%
Cost of sales	104,800	72.3	107,918	69.8	(3,118)	(2.9)
Gross profit	40,136	27.7	46,653	30.2	(6,517)	(14.0)
Operating expenses:
Compensation and benefits	29,115	20.1	29,621	19.2	(506)	(1.7)
Other operating expenses	20,208	14.0	18,783	12.1	1,425	7.6
Depreciation (exclusive of depreciation included in cost of sales)	1,602	1.1	1,867	1.2	(265)	(14.2)
Asset impairment	3,392	2.3	—	—	3,392	100.0
Total operating expenses	54,317	37.5	50,271	32.5	4,046	8.0
Operating loss	(14,181)	(9.8)	(3,618)	(2.3)	(10,563)	292.0
Interest expense	169	0.1	69	—	100	144.9
Other income	(158)	(0.1)	(224)	(0.1)	66	(29.5)
Loss before income taxes	(14,192)	(9.8)	(3,463)	(2.2)	(10,729)	309.8
Income tax expense (benefit)	8,114	5.6	(683)	(0.4)	8,797	(1,288.0)
Net loss	$(22,306)	(15.4)%	$(2,780)	(1.8)%	$(19,526)	702.4%

Net sales. Net sales decreased 6.2% to $144.9 million for the third 13 weeks of fiscal 2019 compared to $154.6 million for the prior year period. Comparable store sales, including e-commerce sales, decreased 6.4%, or $9.7 million for the third 13 weeks of fiscal 2019 compared to the prior year period. This was partially offset by the impact of net new store growth, which contributed an increase in net sales of $0.1 million. Comparable store sales, including e-commerce sales, increased 1.4% in the prior year period. For the third 13 weeks of fiscal 2019, e-commerce comparable sales increased 25.9%, while comparable store sales at brick-and-mortar stores decreased 11.0%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in store traffic, which was partially offset by an improvement in conversion. For e-commerce, comparable sales benefited from an increase in website traffic and conversion, partially offset by a decrease in average ticket due to decreases in both average retail price and items per transaction. The merchandise categories contributing most to the comparable store sales decrease for the third 13 weeks of fiscal 2019 were ornamental wall décor, lamps, gift, decorative accessories and holiday, which were partially offset by increases in textiles and furniture.

Gross profit. Gross profit as a percentage of net sales decreased 250 basis points from 30.2% in the third 13 weeks of fiscal 2018 to 27.7% in the third 13 weeks of fiscal 2019. The overall decrease in gross profit margin was due to a decline in merchandise margin and higher store occupancy costs, partially offset by favorable outbound freight costs and lower central distribution expenses. Merchandise margin decreased approximately 360 basis points from 55.4% in the third 13 weeks of fiscal 2018 to 51.8% in the third 13 weeks of fiscal 2019 because of unfavorable product margin due to both product mix and increased promotions and unfavorable inbound freight expenses due to rate increases and product mix shifts. Store occupancy costs increased approximately 25 basis points as a percentage of net sales, primarily due to sales deleverage. Outbound freight costs, which include e-commerce shipping, decreased approximately 80 basis points as a percentage of net sales, which was driven by favorable distribution center to store shipping costs as we started using a third-party retail distribution center in Texas reducing the overall miles to deliver product to stores and lower shipping costs for ship-to-home customer orders due to the increase in store-fulfilled online sales and savings from a new shipping provider contract. Central distribution costs decreased 55 basis points as a percentage of net sales, primarily due to a change in the process of estimating when warehousing costs are expensed, as well as reduced labor costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 90 basis points from 19.2% in the third 13 weeks of fiscal 2018 to 20.1% in the third 13 weeks of fiscal 2019, primarily due to sales deleverage of both store and corporate payroll expenses, as well as corporate severance agreements and higher executive stock compensation expense, partially offset by lower corporate bonus expense.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 190 basis points from 12.1% in the third 13 weeks of fiscal 2018 to 14.0% in the third 13 weeks of fiscal 2019. The increase as a percentage of net sales was primarily due to higher advertising expenses and sales deleverage.

Asset impairment. For the third 13 weeks of fiscal 2019, we recorded a right-of-use asset impairment charge of approximately $41,000 at one store and an impairment charge of approximately $3.4 million for leasehold improvements, fixtures and equipment at 17 stores, for which the carrying value exceeded the fair value of these assets.

Income tax benefit. We recorded income tax expense of approximately $8.1 million, or 57.2% of the loss before income taxes during the third 13 weeks of fiscal 2019, compared to an income tax benefit of approximately $0.7 million, or 19.7% of the loss before income taxes during the prior year period. The change in the tax rate for the third 13 weeks of fiscal 2019 compared to the prior year period was primarily due to establishing a valuation allowance against deferred tax assets of $11.3 million as of November 2, 2019, as the Company is estimated to have a three year cumulative pretax loss, and by the realization of discrete shortfall tax expense related to stock forfeitures and vesting of restricted stock units. See Note 2 to the condensed consolidated financial statements for further discussion.

Net loss and loss per share. We reported a net loss of $22.3 million, or $1.61 per diluted share, for the third 13 weeks of fiscal 2019 as compared to a net loss of $2.8 million, or $0.18 per diluted share, for the third 13 weeks of fiscal 2018.

39-Week Period Ended November 2, 2019 Compared to the 39-Week Period Ended November 3, 2018

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	November 2, 2019		November 3, 2018		Change
	$	%	$	%	$	%
Net sales	$394,469	100.0%	$430,924	100.0%	$(36,455)	(8.5)%
Cost of sales	291,541	73.9	302,161	70.1	(10,620)	(3.5)
Gross profit	102,928	26.1	128,763	29.9	(25,835)	(20.1)
Operating expenses:
Compensation and benefits	83,333	21.1	83,490	19.4	(157)	(0.2)
Other operating expenses	54,998	14.0	54,067	12.5	931	1.7
Depreciation (exclusive of depreciation included in cost of sales)	5,177	1.3	5,405	1.3	(228)	(4.2)
Asset impairment	7,251	1.8	—	—	7,251	100.0
Total operating expenses	150,759	38.2	142,962	33.2	7,797	5.5
Operating loss	(47,831)	(12.1)	(14,199)	(3.3)	(33,632)	236.9
Interest expense	307	0.1	200	—	107	53.5
Other income	(712)	(0.2)	(825)	(0.2)	113	(13.7)
Loss before income taxes	(47,426)	(12.0)	(13,574)	(3.1)	(33,852)	249.4
Income tax expense (benefit)	921	0.3	(3,197)	(0.7)	4,118	(128.8)
Net loss	$(48,347)	(12.3)%	$(10,377)	(2.4)%	$(37,970)	365.9%

Net sales. Net sales decreased 8.5% to $394.5 million for the first 39 weeks of fiscal 2019 compared to $430.9 million for the prior year period. Comparable store sales, including e-commerce sales, decreased 9.3%, or $38.9 million for the first 39 weeks of fiscal 2019 compared to the prior year period. This was partially offset by the impact of net new store growth, which contributed an increase in net sales of $2.5 million. Comparable store sales, including e-commerce sales, decreased 0.3% in the prior year period. For the first 39 weeks of fiscal 2019, e-commerce comparable sales increased 19.4%, while comparable store sales at brick-and-mortar stores decreased 13.5%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in store traffic and a decline in the average ticket, which was partially offset by an improvement in conversion. For e-commerce, comparable sales benefited from an increase in website traffic and conversion, partially offset by a decrease in average ticket due to decreases in both average retail price and items per transaction. The merchandise categories contributing most to the comparable store sales decrease for the first 39 weeks of fiscal 2019 were ornamental wall décor, art, decorative accessories and lamps, which were partially offset by increases in textiles, floral and furniture.

Gross profit. Gross profit as a percentage of net sales decreased 380 basis points from 29.9% in the first 39 weeks of fiscal 2018 to 26.1% in the first 39 weeks of fiscal 2019. The overall decrease in gross profit margin was due to lower merchandise margin and the deleverage of store occupancy costs and central distribution expenses, partially offset by a slight decrease in outbound freight costs. Merchandise margin decreased approximately 210 basis points from 54.9% in the first 39 weeks of fiscal 2018 to 52.8% in the first 39 weeks of fiscal 2019 due to unfavorable product margin because of increased promotions and higher inbound freight costs partially offset by favorable damages. Store occupancy costs increased approximately 140 basis points as a percentage of net sales and central distribution costs increased 35 basis points as a percentage of net sales, both primarily due to sales deleverage. Outbound freight costs, which include e-commerce shipping, decreased approximately 5 basis points as a percentage of net sales, which was driven by lower shipping costs for ship-to-home customer orders.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 170 basis points from 19.4% in the first 39 weeks of fiscal 2018 to 21.1% in the first 39 weeks of fiscal 2019, primarily due to sales deleverage of both store and corporate payroll expenses.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 150 basis points from 12.5% in the first 39 weeks of fiscal 2018 to 14.0% in the first 39 weeks of fiscal 2019. The increase as a percentage of net sales was primarily due to sales deleverage and increased advertising expenses.

Asset impairment. For the first 39 weeks of fiscal 2019, we recorded an impairment charge of approximately $525,000 for right-of-use assets at three impaired stores and an impairment charge of approximately $6.7 million at 22 stores for the first 39 weeks of fiscal 2019 for leasehold improvements, fixtures and equipment, for which the carrying value exceeded the fair value of these assets.

Income tax benefit. We recorded income tax expense of approximately $0.9 million, or 1.9% of the loss before income taxes during the first 39 weeks of fiscal 2019, compared to an income tax benefit of approximately $3.2 million, or 23.6% of the loss before income taxes during the prior year period. The change in the tax rate for the first 39 weeks of fiscal 2019 compared to the prior year period was primarily due to establishing a valuation allowance against deferred tax assets of $11.3 million as of November 2, 2019, as the Company is estimated to have a three year cumulative pretax loss, and by the realization of discrete shortfall tax expense related to stock forfeitures and vesting of restricted stock units. See Note 2 to the condensed consolidated financial statements for further discussion.

Net loss and loss per share. We reported a net loss of $48.3 million, or $3.42 per diluted share, for the first 39 weeks of fiscal 2019 as compared to a net loss of $10.4 million, or $0.66 per diluted share, for the first 39 weeks of fiscal 2018.

Non-GAAP Financial Measures

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

The following table shows a reconciliation net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share for the 13 weeks and 39 weeks ended November 2, 2019 and November 3, 2018:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net loss	$(22,306)	$(2,780)	$(48,347)	$(10,377)
Special Items:
CEO transition costs, net of tax	—	755	—	1,909
Severance charges, net of tax	329	72	1,142	72
Tax valuation allowance	11,336	—	11,336	—
Asset impairment, net of tax	2,548	—	5,526	—
Total special items, net of tax	14,213	827	$18,004	1,981
Adjusted net loss	$(8,093)	$(1,953)	$(30,343)	$(8,396)

Diluted loss per share	$(1.61)	$(0.18)	$(3.42)	$(0.66)
Adjusted diluted loss per share	$(0.58)	$(0.13)	$(2.15)	$(0.54)

Diluted weighted average shares outstanding	13,867	15,486	14,116	15,673

Included in the reported net loss for the third 13 weeks of fiscal 2019 are asset impairment charges of approximately $2.5 million, net of tax, the establishment of a tax valuation allowance on deferred tax assets of $11.3 million and severance charges of approximately $0.3 million, net of tax, which increased the net loss by approximately $1.03 per diluted share. Included in the reported net loss for the third 13 weeks of fiscal 2018 are severance and transition charges of approximately $0.8 million, net of tax, associated with our Chief Executive Officer transition and other severance charges of approximately $0.1 million, net of tax, which increased the net loss by approximately $0.05 per diluted share.

Included in the reported net loss for the first 39 weeks of fiscal 2019 are asset impairment charges of approximately $5.5 million, net of tax, the establishment of a tax valuation allowance on deferred tax assets of $11.3 million and severance charges of approximately $1.1 million, net of tax, which increased the net loss by approximately $1.27 per diluted share. Included in the reported net loss for the first 39 weeks of fiscal 2018 are severance and transition charges of approximately $1.9 million, net of tax, associated with our Chief Executive Officer transition and other severance charges of approximately $0.1 million, net of tax, which increased the net loss by approximately $0.12 per diluted share.

Liquidity and Capital Resources
Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to purchases of equipment or information technology assets for our stores (including e-commerce), distribution facilities and corporate headquarters; new store openings; and existing store expansions, remodels or relocations. Historically, we have funded our working capital and capital expenditure requirements with internally-generated cash or borrowings under our revolving credit facility.

Cash flows from operating activities. Net cash used in operating activities was approximately $62.4 million during the first 39 weeks of fiscal 2019 as compared to approximately $20.8 million for the first 39 weeks of fiscal 2018. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The change in the amount of cash from operations as compared to the prior year period was primarily due to a decline in operating performance and an increase in inventories, partially offset by an increase in accounts payable.

Cash flows from investing activities. Net cash used in investing activities for the first 39 weeks of fiscal 2019 consisted of $12.8 million in capital expenditures as compared to $25.0 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	39-Week Period Ended
	November 2, 2019	November 3, 2018
Distribution center and supply chain enhancements	$4,057	$1,564
Existing stores	2,869	3,260
New stores	2,726	11,885
Technology and omni-channel projects	2,986	5,400
Corporate	121	2,916
Total capital expenditures	$12,759	$25,025

The capital expenditures in the current year period related primarily to distribution center and supply chain enhancements, improvements to existing stores, the opening of five new stores during the period and information technology system investments. Capital expenditures in the prior year period related primarily to the opening of 22 new stores during the period, information technology system investments, corporate hardware lease buyouts, investments in our existing stores and improvements to our supply-chain.

Cash flows from financing activities. Net cash provided by financing activities was approximately $21.5 million for the first 39 weeks of fiscal 2019 compared to net cash used in financing activities of $10.5 million for the first 39 weeks of fiscal 2018. In the first 39 weeks of fiscal 2019, we borrowed $25 million under our revolving credit facility which was partially offset by share repurchases of $3.7 million. In the first 39 weeks of fiscal 2018, net cash used in financing activities was primarily related to the repurchase and retirement of common stock pursuant to our stock repurchase plan.
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
As of November 2, 2019, we were in compliance with the covenants in the Credit Agreement, and there were $25 million of outstanding borrowings under the credit facility, with $50 million available for borrowing.
At November 2, 2019, our balance of cash and cash equivalents was approximately $4.2 million. We believe that the combination of our cash balances, availability under our Credit Agreement and cash flow from operations will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Stock repurchase plan. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. As of November 2, 2019, we had approximately $21,000 remaining under our current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Shares repurchased and retired	174,313	689,473	807,275	1,082,117
Share repurchase cost	$243	$6,554	$3,657	$10,358

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

	13-Week Period Ended		39-Week Period Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Related Party Vendor:
Purchases	$—	$17,444	$19,577	$41,966
Purchases as a percent of total merchandise purchases	—%	22.5%	9.4%	21.1%
Cost of sales	$—	$12,629	$14,749	$34,542
Payable amounts outstanding at fiscal period-end	—	11,261	—	11,261

Significant Contractual Obligations and Commercial Commitments

Construction Commitments. As of November 2, 2019, the Company had no material commitments related to construction projects extending greater than 12 months.

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

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Both our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of November 2, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in Federal Court, on October 25, 2019 the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Shares of common stock repurchased by the Company during the 13 weeks ended November 2, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)
August 4, 2019 to August 31, 2019	109,311	$1.40	109,331	$112
September 1, 2019 to October 5, 2019	65,002	1.40	65,002	21
October 6, 2019 to November 2, 2019	—	—	—	21
Total	174,313	$1.40	174,333	$21

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

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
10.1	Employment Agreement, effective September 18, 2019 by and between Nicole A. Strain and the Company (Exhibit 10.1 to the Company’s Current Report on From 8-K dated September 19, 2019)*+
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended November 2, 2019, furnished in XBRL (eXtensible Business Reporting Language))

* Incorporated by reference.
+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: December 5, 2019	/s/ Steve C. Woodward
Steve C. Woodward Chief Executive Officer
Date: December 5, 2019	/s/ Nicole A. Strain
Nicole A. Strain Chief Financial Officer