Form 10-K
period 2020-02-01
KIRKLAND'S, INC
filed 2020-04-10
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 000-49885

Kirkland’s, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5310 Maryland Way, Brentwood, TN	37027
(Address of principal executive offices)	(Zip Code)
(615) 872-4800
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value per share	KIRK	NASDAQ Global Select Market
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 2, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23.1 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.
As of March 16, 2020, there were 13,990,825 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 24, 2020, are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in Item 1A. Risk Factors and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.
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
General
We are a specialty retailer of home décor in the United States, operating 432 stores in 37 states as of February 1, 2020, as well as an e-commerce enabled website, www.kirklands.com. We were founded in 1966, and our current parent corporation, Kirkland’s, Inc., was incorporated in 1981. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, wall décor, art, textiles, mirrors, fragrances, lamps and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers an engaging shopping experience characterized by casual, comfortable merchandise with a southern feel and a modern flair at a discernible value. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience has led us to develop a loyal customer base.
Business Strategy
Our goal is to be a leading specialty retailer of value home décor and accessories in our market. We believe the following elements of our business strategy both differentiate us from our competitors and position us for growth:
Product assortment. Our strategy is to be seen as a home décor store for the complete home furnishing project, in addition to the finishing touches. Our stores contain items covering a range of complementary product categories, and we are known for traditionally-styled, casual decorating merchandise and our seasonal items. We have improved the quality of our existing products and added new product categories to our mix including larger furniture pieces, tabletop, rugs, beds and bedding as we aim to be a complete home furnishing brand and not just an accessories store.
Strong value proposition. Our customers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retail stores or online. This strategy of providing a combination of style, quality and value is an important element in making Kirkland’s a destination store. While we carry items online and in our stores that sell for various price points, our items are perceived by our customers as affordable home décor and accessories.
Omni-channel experience. Our stores provide an engaging shopping experience for our customers by making them feel welcome and “at home” while providing inspiring decorative ideas. In addition to our stores, we sell direct-to-customer and facilitate orders for in-store pickup through our buy online and pickup in store (“BOPIS”) and ship-to-store programs on our website at www.kirklands.com. We view our e-commerce channel as a crucial part of our overall business strategy, allowing us to introduce our concept to new customers and complement our “brick-and-mortar” business for a true omni-channel brand experience. Our strategy includes improving omni-channel via website enhancements, incremental digital spend and an expanded online assortment.
Merchandising
Merchandising strategy. Our merchandising strategy is to offer a curated assortment of casual, comfortable home décor merchandise with a southern feel and a modern flair. We maintain a value pricing strategy with affordable prices representing a great value to our customers along with “better and best” options. We emphasize merchandise quality and relevancy and are focused on introducing and refining new product categories including tabletop, bedding and select furniture assortments that complement our established categories.
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
Product assortment. Our major merchandise categories include holiday décor, furniture, ornamental wall décor, decorative accessories, art, textiles, mirrors, fragrance and accessories, lamps, artificial floral products, housewares, outdoor living items, gifts and frames.
The following table presents the percentage of net sales contributed by our major merchandise categories based on our current category structure over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2019	Fiscal 2018	Fiscal 2017
Holiday	19%	17%	17%
Furniture	11	11	11
Ornamental Wall Décor	10	12	12
Decorative Accessories	10	10	11
Art	8	9	10
Textiles	8	6	5
Mirrors	6	6	7
Fragrances and Accessories	6	6	5
Lamps	5	6	6
Floral	5	4	3
Housewares	4	4	4
Outdoor Living	3	3	3
Gift	3	4	4
Frames	2	2	2
Total	100%	100%	100%
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
Approximately 89% of our total purchases are from importers of merchandise manufactured primarily in China and other South-Asian countries, with the balance purchased from domestic manufacturers and wholesalers. We are monitoring the impact of tariffs on China and the development of the coronavirus (“COVID-19”) outbreak, which may cause us to adjust our merchandise sourcing activities accordingly. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than dealing directly with foreign manufacturers. This process has enabled us to maximize flexibility and minimize product liability and credit risks. As part of our key strategic initiatives, we have implemented a direct sourcing program in fiscal 2019, which allows us to purchase some of our merchandise directly from manufacturers in an effort to lower the cost of merchandise purchases. We plan to increase the percentage of merchandise that we directly source from manufactures with a goal of double-digit penetration in fiscal 2020.

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
Each of our stores is internally classified for merchandising purposes based on certain criteria including sales volume, size, location and historical performance. Although our stores carry similar merchandise, the variety and depth of products in a given store may vary depending on the store’s rank and classification. Where applicable, inventory purchases and allocation are also tailored based on regional or demographic differences between stores in selected categories. On our website, we carry a larger selection of merchandise compared to store locations, including online-exclusive items.
Store Operations
General. In addition to corporate management, two regional directors and 23 multi-unit managers (who generally have responsibility for an average of 18 stores within a geographic district) manage store operations. Store managers and assistant managers are responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates seven days a week with an average of 10 to 18 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with the increased traffic and sales volume in the fourth quarter of the calendar year.
Merchandise presentation. Our strategy is to present merchandise in a visually appealing manner to create an engaging shopping experience that inspires home decorating. Merchandise is displayed according to placement guidelines and directives given to stores by the merchandise presentation team. This process promotes uniform display standards throughout the chain depending upon multiple store configurations. Using multiple types of fixtures, products are displayed by category or product type or complementary merchandise is creatively grouped together.
Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, our success depends on our ability to promote and recruit qualified multi-unit and store managers and maintain quality full-time and part-time employees. Multi-unit managers are primarily responsible for recruiting new store managers, while store managers are responsible for the hiring and training of store employees. We constantly look for motivated and talented people to promote from within the Company, in addition to recruiting outside Kirkland’s. All employees are trained utilizing the “K University” training program. Store managers train at a designated “training store” where they work directly with a qualified training store manager. Multi-unit managers onboard at our corporate office in addition to spending time with designated multi-unit manager trainers.
Compensation and incentives. Regional directors, multi-unit managers and store managers are compensated with a base salary plus periodic bonuses based on performance. Senior assistant managers are compensated on an hourly basis plus periodic bonuses based on performance. Assistant managers and store employees are compensated on an hourly basis. In addition, we periodically run a variety of contests that reward associates for outstanding achievement in sales and other corporate initiatives.
Real Estate
Strategy. As part of our store optimization strategy, which includes exiting unprofitable stores and shrinking the store base over the next several years, we closed 27 store locations in the first quarter of fiscal 2020, and we do not plan to open any new stores in fiscal 2020. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures as we execute our store optimization strategy over the next several years.
Formats. As of February 1, 2020, we operated 432 stores, including 367 “power” strip or “lifestyle” centers, 31 freestanding locations, 19 mall locations and 15 outlet centers. The average size of the new stores we opened in fiscal 2019 was approximately 7,900 square feet.

The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015
Stores open at beginning of period	428	418	404	376	344
Store openings	5	25	31	42	43
Store closings	(1)	(15)	(17)	(14)	(11)
Stores open at end of period	432	428	418	404	376
Distribution and Logistics
We have a comprehensive approach to the management of our merchandise supply chain. We continuously evaluate the impact of our omni-channel strategies on our business, and frequently implement enhancements to our supply chain infrastructure and warehouse management system to support store and e-commerce fulfillment. We plan to upgrade our warehouse management system in fiscal 2020 to provide increased functionality that supports e-commerce fulfillment.
Our main retail distribution center in Jackson, Tennessee services the majority of our stores. In fiscal 2019, we began using a third-party operated retail fulfillment facility in Lancaster, Texas to service a portion of our stores in that geographic area. We also lease an e-commerce order fulfillment center in Jackson, Tennessee, which we plan to close in fiscal 2020. We plan to fulfill e-commerce orders out of our main distribution center in Jackson, Tennessee, along with opening two new smaller e-commerce fulfillment centers in Nevada and Pennsylvania in order to reduce the time to deliver customer orders, fixed costs and shipping expenses. We also have a third-party operated west coast distribution operation, which provides for the improved flow of merchandise through our supply chain network. By virtue of this operation, we gain control of inventory earlier, which expands our options for future store and e-commerce fulfillment capabilities.
We currently utilize third-party carriers to transport merchandise from our Jackson, Tennessee and Lancaster, Texas distribution centers to our stores. Almost all of our stores utilize direct, full truckload deliveries, which results in lower distribution costs and allows our field personnel to better schedule store associates for the receiving process. In fiscal 2019, we implemented a new transportation management system that helps us to better plan and manage store deliveries.
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
Marketing
Our marketing strategy includes a balanced approach to customer retention and acquisition. We plan to revitalize our customer loyalty program in fiscal 2020, and focus our new customer marketing in the same or similar consumer segments as our existing customers. Our overall marketing efforts encompass various techniques. In recent years, we have had a significant focus on customer-targeted direct mail and email communications. We manage a database of active email and home addresses that have been provided by our customers, primarily through an in-store collection process. We use this database to communicate frequently with our loyal customer base about new products, in-store events and special offers. In addition, our customer loyalty program, K Club, enhances our ability to create engagement with our best customers.

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
Omni-Channel
We connect with our customers in their manner of choosing, whether that is in-store, on our e-commerce website (www.kirklands.com), email, social media, direct mail or through our customer service center. Our goal is to be available anytime, anywhere and in any way our customers choose to engage with our brand and present a consistent and appealing shopping experience across our channels.
Customers may use our website as a resource to purchase merchandise, locate a store, preview our merchandise, join our K Club loyalty program, apply for a Kirkland’s credit card and purchase gift cards online. We have multiple online fulfillment options, including direct delivery to the customer’s home either from our warehouse or directly from the vendor, shipping from our warehouse to their nearest Kirkland’s store and BOPIS, which was launched in late fiscal 2018 with substantial growth in fiscal 2019.

As part of our omni-channel growth strategy, we plan to focus on improving conversion and traffic as well as profitability and speed of delivery-to-customer with several key infrastructure initiatives. Our BOPIS fulfillment option further enhanced our e-commerce capabilities by adding another method for customers to quickly get their desired product and help drive customers into our stores. We expect to continue to focus on customer site experience improvements including checkout and search engine improvements, integration improvements related to loyalty and private label credit card discounts and other personalization and product page improvements. We also plan to stand-up two new fulfillment centers in fiscal 2020 for online orders that are directly shipped to customers to increase the speed of order delivery to customers and reduce shipping costs.
The information contained or incorporated in our website is not a part of this Form 10-K.
Trademarks
All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, “Kirkland’s Outlet,” and “The Kirkland Collection.”
We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, KIRKLAND’S®, THE KIRKLAND COLLECTION®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, MARKET AND VINE™, SIMPLE THINGS BY KIRKLAND’S®, LOVE THE POSSIBILITIES and LOVE THE PRICE®. These marks have historically been important components in our merchandising and marketing strategy. We are not aware of any claims of infringement or other challenges to our right to use our marks in the United States.
Competition
The retail market for home décor is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. Some of our main competitors include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, At Home, Target, Ebay, Amazon and Wayfair. Department stores typically have higher prices than our stores for similar merchandise. Specialty retailers tend to have higher prices and a narrower assortment of home décor products. Wholesale clubs may have lower prices than our stores, but the product assortment is generally more limited. We believe that the principal competitive factors influencing our business are merchandise selection, price, customer service, visual appeal of the merchandise and the store and the convenience of our store locations. The number of companies offering a selection of home décor products that overlaps generally with our product assortment has increased over the last 10 to 15 years. We believe we compete effectively with other retailers due to our experience in identifying a curated collection of quality and stylish merchandise, pricing it to be attractive to our target customer, presenting it in a visually appealing manner and providing an engaging shopping experience.
In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See Item 1A of this Form 10-K, captioned “Risk Factors.”

Employees
We employed approximately 1,200 full-time and 5,600 part-time employees as of February 1, 2020. The number of employees fluctuates with seasonal needs. None of our employees are covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.
Seasonality
We have historically experienced, and expect to continue to experience, substantial seasonal fluctuations in our net sales and operating results. We believe this is the general pattern typical of our segment of the retail industry and expect that this pattern will continue in the future. Due to the importance of the fall selling season, which includes Thanksgiving and Christmas, the last quarter of our fiscal year has historically contributed, and is expected to continue to contribute, a disproportionate amount of our net sales, net income and cash flow for the entire fiscal year.
Company Response to COVID-19
Subsequent to February 1, 2020, we announced actions in response to the continued spread of COVID-19.

On March 16, 2020, as a proactive and cautionary measure, we elected to borrow $40.0 million from our 2019 Credit Agreement, leaving our availability under the 2019 Credit Agreement at $21.0 million.

On March 19, 2020, we announced the temporary closure of all our stores and the intent to pay employees for the following two weeks. We are not currently able to predict the timing of store reopenings, but will continue to monitor the situation. We continue to serve customers through our e-commerce channel.

In an effort to further strengthen our financial flexibility and efficiently manage through the pandemic, we are proactively taking the following additional actions:

•
Executing a substantial reduction in expenses and capital expenditures.  This includes a significant reduction in forward inventory receipts, advertising expenses, outbound freight expense and corporate expenses.

•
Temporarily reducing base compensation by 20% for vice presidents and above.  The cash compensation of non-employee members of the Board of Directors has been waived for the first quarter of fiscal 2020.

•
Furloughing hourly store associates effective April 2, 2020 until further notice. As circumstances change, we will make every effort to bring these associates back to work as soon as possible. Furloughed associates will also be able to apply for unemployment benefits, if eligible.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impacts this CARES Act may have on our business.

As of April 4, 2020, we had approximately $36.1 million in cash, which includes the $40.0 million borrowed under the 2019 Credit Agreement on March 16, 2020.  While we expect this uncertain matter to negatively impact our results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time. Based on the plans that management has put in place, we expect to be able to meet our obligations as they become due over the coming year.
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

Information about our Executive Officers
The name, age and position of each of our executive officers as of April 10, 2020 are as follows:
Steve C. Woodward, 63, has been a Director of Kirkland’s and President and Chief Executive Officer since January 2020. Prior to his appointment to President, Mr. Woodward served as a Director of Kirkland’s and Chief Executive Officer since October 2018. Prior to joining Kirkland’s, Inc., Mr. Woodward served as the President and Chief Merchandising Officer of the global home furnishings retailer Crate and Barrel since 2015. Prior to Crate and Barrel, Mr. Woodward joined Fossil, Inc., in 2007, where he was a Senior Vice President and was head of the Michael Kors watch and jewelry business. Before joining Fossil, Mr. Woodward held several key executive roles in the home furnishings industry, including Executive Vice President and General Merchandise Manager of The Bombay Company, Chief Executive Officer of Illuminations and Vice President of Pier 1 Imports.
Nicole A. Strain, 46, has been Executive Vice President and Chief Financial Officer since June 2019. Prior to her appointment as Chief Financial Officer, Mrs. Strain served as Interim Chief Officer from May 2017 to May 2019 and as Controller from November 2016 to April 2017. Prior to joining Kirkland’s, Mrs. Strain served as the Vice President of Finance and Principal Accounting Officer for Logan’s Roadhouse, Inc., a Nashville-based restaurant company, from 2005 through July of 2015. While at Logan’s, Mrs. Strain also served as the interim Chief Financial Officer and Principal Financial Officer.
Jeffrey T. Martin, 41, has been Sr. Vice President of Omni-Channel Retail for Kirkland’s since January 2020, and prior to that time he served as Vice President of Omni-Channel Transformation Office for Kirkland’s since August 2019. Prior to joining Kirkland’s, Mr. Martin spent nine years with the Michaels Companies and held various senior roles in supply chain, non-merchandising procurement, space planning, wholesale and retail operations.
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
Risks Related to Strategy and Strategy Execution
If we fail to identify, develop and successfully implement immediate action plans and longer-term strategic initiatives, our financial performance could be negatively impacted.
Our ability to address the challenges currently facing the business and to deliver improved financial performance is dependent on successfully identifying, developing and implementing plans and initiatives intended to drive near-term improvement and to return the business to sustainable financial performance, including, but not limited to, our efforts to right size our store base. If such plans and initiatives are not properly identified, developed and successfully executed, or if execution or realization of positive results takes longer than expected, our financial condition and results of operations could be adversely affected. If we continue to incur losses, additional actions will be required to address our long-term financial performance. The success of our plans and initiatives is subject to risks and uncertainties with respect to execution, market conditions and other factors that may cause actual results, performance or achievements to differ materially, and adversely, from our plans and expected results.

If we are unable to successfully maintain, improve and grow a best-in-class omni-channel experience for our customers, it could adversely affect our sales, results of operations and reputation.
As consumers continue to migrate online, we face pressures to stay relevant in retail’s ever-changing environment and to compete with other omni-channel retailers, online only retailers and brick-and-mortar retailers. We continue to significantly invest in our omni-channel capabilities to provide a seamless shopping experience between our brick-and-mortar locations and our online and mobile environments. Insufficient, untimely or misguided investments in this area could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones. In addition, declining customer store traffic and migration of sales from brick-and-mortar stores to digital platforms could lead to additional store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.
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
Successful operation of our e-commerce initiatives are dependent on our ability to maintain uninterrupted availability of the Company’s website and supporting applications, adequate and accurate inventory levels, timely fulfillment of customer orders, accurate shipping of undamaged products, and coordination of those activities within our retail stores when appropriate. In addition, the Company’s call center must maintain a high standard of customer care. Failure to successfully manage this process may negatively impact sales, result in the loss of customers, and damage our reputation.
If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support our omni-channel efforts, implement improvements to our customer-facing technology in a timely manner, or provide a convenient and consistent experience for our customers, regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if www.kirklands.com and our other customer-facing technology systems do not appeal to our customers or reliably function as designed, we may experience a loss of customer confidence, lost sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations.

If we are unable to profitably operate our existing stores, grow online sales and effectively execute our store closing strategy, we may not be able to execute our business strategy, resulting in a decrease in net sales and profitability.
A key element of our strategy is to operate and relocate profitable stores, both in existing markets and in new geographic markets that we select based on customer data and demographics. Our ability to relocate existing stores depends on a number of factors, including the prevailing conditions in the commercial real estate market, our ability to locate favorable store sites and negotiate acceptable lease terms, and hire and train skilled managers and personnel. There also can be no assurance that we will be able to open or relocate stores. Furthermore, there is no assurance that existing stores will generate the net sales levels necessary to achieve store-level profitability. Also, stores that we open in our existing markets may draw customers away from our existing stores resulting in lower net sales growth compared to stores opened in new markets.
Our stores face great competition and could have lower than anticipated net sales volumes. Traffic decline to our stores could negatively impact operating results. Our newer stores that we opened in new markets, where we are less well-known and where we are less familiar with the target customer, may face different or additional risks and increased marketing and other costs compared to stores operated in existing markets. These factors, together with increased pre-opening expenses at our newer stores, may reduce our average store contribution and operating margins. If we are unable to profitably operate our newer stores and maintain the profitability of our existing stores, our net income could suffer.
Every year we decide to close certain stores based on a number of factors, including but not limited to excessive rent or other operating cost increases, inadequate profitability, short term leases, or the landlord’s ability to replace us with another tenant at more favorable terms to the landlord. Store closings have the effect of reducing net sales. We may choose to close under-performing stores before lease expiration and incur termination costs associated with those closings. If we are not able to increase online sales at a pace that exceeds the closing of existing under-performing stores, or transfer customers from closing stores to a nearby existing store, our revenue could decrease.
We closed 27 stores in the first quarter of fiscal 2020, if our closing strategy, including negotiating lease termination costs with landlords, does not go as planned and/or we are unable to transfer these existing store customers to other nearby stores or to online sales, our revenue could decrease and results of operations could suffer.

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
Our success depends upon our marketing, advertising and promotional efforts, and loyalty programs. If we are unable to implement them successfully, or if our competitors market, advertise or promote more effectively than we do, our revenue may be adversely affected.
We use marketing, promotional and loyalty programs to attract customers to our stores and to encourage purchases by our customers. We use various media for our promotional efforts, including customer-targeted direct mail and email communications, as well as various digital and social media initiatives. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute loyalty programs or marketing opportunities, our competitors may be able to attract some of our customers.
If our competitors increase their spending on advertising and promotions, if our advertising, media or marketing expenses increase, if our loyalty program or advertising and promotions become less effective than those of our competitors, or if we do not adequately leverage technology and data analytic capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate, develop customer loyalty programs, or maintain adequate and effective advertising could inhibit our ability to maintain brand relevance and drive increased sales.
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
If we fail to maintain a positive social media brand perception, it could have a negative impact on our operations, financial results and reputation.
Maintaining a good reputation is critical to our business. Social media has increased the risk that our reputation could be negatively impacted in a short amount of time. If we are unable to quickly and effectively respond to occurrences of negative publicity through social media or otherwise, we may suffer declines in customer loyalty and traffic, vendor relationship issues, diversion of management’s time to respond and other adverse effects, all of which could negatively impact our operations, financial results and reputation.

Risk Related to Liquidity
If we do not generate sufficient cash flow from operations, we may not be able to implement our business strategies and fund our obligations.
The ability to execute our strategic initiatives will depend on, among other factors, the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. The cost of expanding our omni-channel capabilities including improving our online sales capabilities, closing under-performing stores, opening new stores and remodeling or relocating existing stores may increase in the future compared to historical costs. There can be no assurance that our business will generate adequate cash flow or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our senior credit facility contains provisions that restrict the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to increase sales generated online and optimize our store footprint, which may adversely affect our business strategy. There can be no assurances that we will have sufficient cash flow from operations or adequate capital to achieve our plans for omni-channel growth including growing online sales and optimizing our store footprint.
Insufficient cash flows from operations could result in the substantial utilization of our secured revolving credit facility or similar financing, which may limit our ability to conduct certain activities.
We dependent upon generating sufficient cash flows from operations to fund our obligations and strategic investments. We maintain a secured revolving credit facility to enable us to acquire merchandise, fund working capital requirements as well as to support standby letters of credit. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain of our eligible assets and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions, including restrictions on the ability to repurchase our common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. We renewed our revolving credit facility in December 2019. The facility contains a number of affirmative and restrictive covenants that may also limit our actions. Continued negative cash flows from operations could result in increased borrowings under our revolving credit facility to fund operational needs, increased utilization of letters of credit and greater dependence on the availability of the revolving credit facility. These actions could result in us being subject to increased restrictions, incurring increased interest expense and increasing of our leverage. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion.

The uncertainty regarding the potential phase-out of the London Interbank Offered Rate (“LIBOR”) could adversely impact our results of operations and cash flows.

Our secured revolving credit facility bears interest based on LIBOR. Any changes in regulatory standards or industry practices, such as the transition away from LIBOR as a benchmark reference for short-term interest, may result in the usage of a higher reference rate for our variable debt.

Risks Related to Profitability

We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.
The retail market is a highly competitive market. We compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. The substantial sales growth in the e-commerce industry within the last decade has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing in order to gain market share. Our competitors, many of which are larger and have substantially greater financial and other resources than us, include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Hobby Lobby, Pier 1 Imports, At Home, Target, Ebay, Amazon and Wayfair. Our “brick-and-mortar” stores and our www.kirklands.com website also compete with the ever-increasing number of internet retail websites offering home décor merchandise. The availability of home décor merchandise from various competitors on the internet could result in increased price competition as our customers are more readily able to comparison shop, which could reduce our sales, prices and margins and adversely affect our results of operations. Further, unanticipated changes in pricing or other practices of our competitors, including promotional activity, such as thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect our performance.

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
Our business depends upon hiring, training and retaining qualified employees.
The success of our strategic plans are dependent on our ability to promote and recruit a sufficient number of quality employees in our stores, distribution centers and headquarters. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage and benefits. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market and there is a risk of market increases in compensation.
The success of our store strategy depends on our ability to hire, train and retain qualified multi-unit managers, store managers and sales associates to support our stores. In addition, the time and effort required to train and supervise a large number of new managers and associates due to seasonal hiring practices, excessive turnover or new store openings may divert resources from our existing stores and adversely affect our operating and financial performance.
We also depend on hiring qualified personnel at our distribution centers, especially during our peak season in the third and fourth quarters leading up to the holiday selling season. Not being able to hire or find temporary qualified help during this season, could lead to bottlenecks in the supply chain and products not arriving timely in stores, which could negatively impact sales.
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
Our headquarters, store locations, distribution centers and warehouses, as well as certain of our vendors and customers, are located in areas that have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries in which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution center or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.
The recent Coronavirus outbreak has been declared a pandemic by the World Health Organization and recently has spread to the United States and many other parts of the world and may adversely affect our business operations, store traffic, employee availability, financial condition, liquidity and cash flow.
The outbreak of COVID-19 continues to grow both in the U.S. and globally and related government and private sector responsive actions may adversely affect our business operations. The recent outbreak of COVID-19 has already affected our supply chain. In recent days, this outbreak has resulted in reduced customer traffic and the temporary reduction of store operating hours, which was then followed by the temporary closure of all our stores. These recent developments are expected to negatively impact sales and gross margin in the near term. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving. While it appears that the COVID-19 outbreak in the United States is in the early stages, the recent downturn in financial market indices appear to have been primarily driven by uncertainties associated with the pandemic. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our supply chain partners, travel and transportation services, our employees and customers, customer sentiment in general and traffic within the shopping centers containing our stores. The pandemic could adversely affect our near-term and long-term revenues, earnings, liquidity and cash flows and may require significant actions in response including but not limited to employee furloughs, reduced store hours, store closings, expense reductions or discounting of the pricing of our products, all in an effort to mitigate such impacts. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.
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
Our business is highly seasonal and our fourth quarter contributes to a disproportionate amount of our net sales, net income and cash flow, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.
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
Our quarterly results of operations may also fluctuate significantly based upon such factors as the timing of new store openings, pre-opening expenses associated with new stores, the relative proportion of new stores to mature stores, net sales contributed by new stores, timing of store closures, increases or decreases in comparable store net sales, adverse weather conditions, shifts in the timing of holidays, the timing and level of markdowns, changes in fuel and other shipping costs, changes in our product mix and actions taken by our competitors. Consequently, comparisons between quarters are not necessarily meaningful and the results for any quarter are not necessarily indicative of future results.
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

Our Freight Costs and thus Our Cost of Goods Sold are Impacted by Changes in Fuel Prices.
Our freight cost is impacted by changes in fuel prices through surcharges. Fuel prices and surcharges affect freight costs with respect to both inbound freight from vendors to our distribution centers and outbound freight from our distribution centers to our stores. Increased fuel prices or surcharges may increase freight costs and thereby increase our cost of goods sold.
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
Risks Associated with Vendors and Distribution
We are dependent on foreign imports for a significant portion of our merchandise, and any changes in the trading relations and conditions between the United States and the relevant foreign countries may lead to a decline in inventory resulting in a decline in net sales, or an increase in the cost of sales resulting in reduced gross profit.
Most of our merchandise is purchased through vendors in the United States who import the merchandise from foreign countries, primarily China. Our vendors are subject to the risks involved with relying on products manufactured abroad, and we remain subject to those risks to the extent that their effects are passed through to us by our vendors or cause disruptions in supply. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, first cost price increases, freight cost increases, exchange rate fluctuations, terrorism, public health crises, war, economic uncertainties (including inflation, foreign government regulations and political unrest), trade restrictions (including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices) and other factors relating to foreign trade, including costs and uncertainties associated with efforts to identify and disclose sources of “conflict minerals” used in products that the Company causes to be manufactured and potential sell-through difficulties and reputational damage that may be associated with the inability of the Company to determine that such products are classified as “DRC conflict-free.” If any of these or other factors were to cause a disruption of trade from the countries in which the suppliers of our vendors are located, our inventory levels may be reduced or the cost of our products may increase. For example, the recent outbreak of Covid-19 first identified in Wuhan, China has led to work and travel restrictions in and out of China as well as temporary closures or production and logistics constraints due to workforce availability of certain factories in China. These travel restrictions, factory closures, production and logistics constraints may result in delayed shipments and increased shipping costs for some of our fiscal 2020 merchandise.
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

A substantial portion of our fiscal 2019 net sales were derived from merchandise produced in China. We have developed strategies to try to mitigate the impact of current and future proposed tariffs, including collaborative efforts with our vendor partners and raising retail prices. There can be no assurance as to the final scope of the tariffs that will be imposed or the course or timing of trade negotiations between the United States and China to resolve the issues that led the Office of the U.S. Trade Representative to impose the tariffs. Imposition of the tariffs in 2020 or future fiscal years could have a material adverse effect on our cost of goods sold and results of operations.
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
For part of fiscal 2019, our largest vendor was deemed to be a related party for financial reporting purposes because its principal owner is the spouse of our former Vice President of Product Development and Trends. As of June 14, 2019, the vendor is no longer a related party. During fiscal 2019, the Company’s purchases from our largest vendor totaled approximately $44.7 million, or 17.4% of total merchandise purchases. Any disruption in the relationship with this vendor could negatively impact our ability to achieve anticipated operating results.
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
A significant portion of the distribution of products to our stores and directly to our customers is coordinated through our west coast bypass operation, our two distribution facilities in Jackson, Tennessee and our third-party distribution center in Dallas, Texas. We depend on the orderly operation of these receiving and distribution facilities, which rely on adherence to shipping schedules and effective management. We are also currently exploring alternative distribution methods and from time to time we make significant upgrades to our warehouse management software. If these changes or upgrades do not go smoothly, then we could face significant disruptions with our distribution process. In addition, we cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event our distribution center is shut down for any reason. Any significant disruption in the operations of our distribution facilities would have a material adverse effect on our ability to maintain proper inventory levels in our stores and satisfy our online orders, which could result in a loss of net sales and net income.

Our business could suffer if a manufacturer fails to use acceptable labor and environmental practices.
We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor and environmental practices of our vendors and these manufacturers. The violation of labor, safety, environmental and/or other laws and standards by any of our vendors or these manufacturers, or the divergence of the labor and environmental practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the U.S., could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our reputation, financial condition and results of operations. In that regard, most of the products we sell are manufactured overseas, primarily in China, which may increase the risk that the labor and environmental practices followed by the manufacturers of these products may differ from those considered acceptable in the U.S.
Additionally, our products are subject to regulation of and regulatory standards set by various governmental authorities with respect to quality and safety. These regulations and standards may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the quality and safety of merchandise we sell, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs.
Risks Related to Dependence on Technology
Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation; the expansion of our e-commerce business has inherent cybersecurity risks that may result in business disruptions.
We receive and maintain certain personal information about our customers and employees in the ordinary course of business. Our use of this information is regulated at the international, federal and state levels, as well as by certain third parties with whom we contract for such services. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations, and financial condition and could result in litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance. Our business requires collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the store employees could make faulty decisions. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various United States and international laws and regulations applicable to the protection of such data or with Payment Card Industry data security standards, could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
Certain aspects of the business, particularly our website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks. We have experienced increasing e-commerce sales over the past several years, which increases our exposure to cybersecurity risks. We invest considerable resources in protecting the personal information of our customers but are still subject to the risks of security breaches and cyber incidents resulting in unauthorized access to stored personal information. Any breach of our cybersecurity measures could result in violation of privacy laws, potential litigation, and a loss of confidence in our security measures, all of which could have a negative impact on our financial results and our reputation. In addition, a privacy breach or other type of cybercrime or cybersecurity attack could cause us to incur significant costs to restore the integrity of our system, could require the devotion of significant management resources, and could result in significant costs in government penalties and private litigation.

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
On January 16, 2020, we announced that we had mutually parted ways with President and Chief Operating Officer, Michael Cairnes. Steve Woodward, Chief Executive Officer, added the role of President, and Mr. Woodward now oversees operations in addition to his ongoing responsibilities across merchandising and marketing. There can be no assurance that the reduced executive team can suitably perform these additional operational responsibilities.
Our charter and bylaw provisions and certain provisions of Tennessee law may make it difficult in some respects to cause a change in control of Kirkland’s and replace incumbent management.
Our charter authorizes the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could materially adversely affect the voting power or other rights of the holders of our common stock. Holders of our common stock do not have preemptive rights to subscribe for a pro rata portion of any capital stock that may be issued by us. In the event of issuance, such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Kirkland’s.

Our charter and bylaws contain certain corporate governance provisions that may make it more difficult to challenge management, deter and inhibit unsolicited changes in control of Kirkland’s and have the effect of depriving our shareholders of an opportunity to receive a premium over the prevailing market price of our common stock in the event of an attempted hostile takeover. First, the charter provides for a classified Board of Directors, with directors (after the expiration of the terms of the initial classified board of directors) serving three-year terms from the year of their respective elections and being subject to removal only for cause and upon the vote of 80% of the voting power of all outstanding capital stock entitled to vote (the “Voting Power”). Second, our charter and bylaws do not generally permit shareholders to call, or require that the Board of Directors call, a special meeting of shareholders. The charter and bylaws also limit the business permitted to be conducted at any such special meeting. In addition, Tennessee law permits action to be taken by the shareholders by written consent only if the action is consented to by holders of the number of shares required to authorize shareholder action and if all shareholders entitled to vote are parties to the written consent. Third, the bylaws establish an advance notice procedure for shareholders to nominate candidates for election as directors or to bring other business before meetings of the shareholders. Only those shareholder nominees who are nominated in accordance with this procedure are eligible for election as directors of Kirkland’s, and only such shareholder proposals may be considered at a meeting of shareholders as have been presented to Kirkland’s in accordance with the procedure. Finally, the charter provides that the amendment or repeal of any of the foregoing provisions of the charter mentioned previously in this paragraph requires the affirmative vote of at least 80% of the Voting Power. In addition, the bylaws provide that the amendment or repeal by shareholders of any bylaws made by our Board of Directors requires the affirmative vote of at least 80% of the Voting Power.
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
As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 so that our management can certify the effectiveness of our internal controls over financial reporting. As a result, we may incur substantial expenses to test our systems, to make any necessary improvements, and to hire additional personnel.
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
If our management is unable to certify the effectiveness of our internal controls, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence, which could harm our business and cause a decline in our common stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and harm our ability to raise capital.
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
If we fail to remain in compliance with The NASDAQ Stock Market LLC (“Nasdaq”) listing requirements, our common stock could be delisted.
The Nasdaq’s continued listing requirements include maintaining a stock price over $1, having a minimum number of stockholders, maintaining a minimum market value and other requirements. If we fail to stay in compliance with any of these requirements, our stock could be delisted from the Nasdaq. The delisting of our common stock on any exchange could reduce the liquidity of the market for our common stock, which could reduce the price of our common stock and increase the volatility of our common stock price.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease all of our store locations and expect to continue our practice of leasing rather than owning. Our leases typically provide for 5- to 10-year initial terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Many of our leases provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level), and the rate of increase in key ancillary charges is generally capped.
As current leases expire, we believe we have the option to obtain favorable lease renewals for present store locations or obtain new leases for equivalent or better locations in the same general area. To date, we have not experienced unusual difficulty in either renewing or extending leases for existing locations or securing leases for suitable locations for new stores.
The following table indicates the states where our stores are located and the number of stores within each state as of February 1, 2020:

State	Number of Stores	State	Number of Stores
Texas	63	Mississippi	9
Florida	38	Arkansas	8
California	29	Oklahoma	8
Georgia	25	New York	6
North Carolina	23	Colorado	5
Tennessee	20	Kansas	5
Alabama	16	Minnesota	5
Louisiana	15	Wisconsin	5
Arizona	14	Delaware	4
Illinois	14	Maryland	4
Virginia	14	Nevada	3
Pennsylvania	13	Utah	3
Indiana	11	Iowa	2
Missouri	11	Nebraska	2
Ohio	11	New Mexico	2
South Carolina	11	North Dakota	2
Michigan	10	South Dakota	1
New Jersey	10	West Virginia	1
Kentucky	9
		Total	432

We lease all of our distribution locations, and we lease additional overflow warehouse space as needed on a month-to-month basis. The following is a list of distribution locations including the approximate square footage as of February 1, 2020:

Distribution Facility Locations	Type	Approximate Square Footage
Jackson, Tennessee	store fulfillment	771,000
Jackson, Tennessee	e-commerce fulfillment	303,000
Lancaster, Texas	third-party operated store fulfillment	200,000
We also lease 76,000 square feet of office space in Brentwood, Tennessee.

Item 3.	Legal Proceedings
We were named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleges that we, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., No. 17-2345 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019 the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court. We continue to believe that the case is without merit and intend to continue to vigorously defend ourselves against the allegations. The matter is covered by insurance, and we do not believe that the case will have a material adverse effect on our consolidated financial condition, operating results or cash flows.
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
Our common stock is listed on Nasdaq under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On March 16, 2020, there were approximately 36 holders of record and approximately 4,245 beneficial owners of our common stock.
The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2019		Fiscal 2018
	High	Low	High	Low
First Quarter	$11.68	$5.79	$11.89	$8.74
Second Quarter	$5.85	$1.54	$12.83	$10.26
Third Quarter	$1.72	$1.13	$12.12	$9.02
Fourth Quarter	$1.64	$0.91	$11.14	$7.53
Dividend Policy
There have been no dividends declared on any class of our common stock during the past three fiscal years. Our senior credit facility restricts our ability to pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for discussion of our senior credit facility. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.
Stock Price Performance Graph
Not applicable to smaller reporting companies.

Issuer Repurchases of Equity Securities
On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, we announced that our Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the stock repurchase plan at any time. In fiscal 2019, we repurchased and retired 807,275 shares of common stock at an aggregate cost of approximately $3.7 million under this stock repurchase plan. As of February 1, 2020, we had approximately $21,000 remaining under the current stock repurchase plan.
We repurchased no shares of common stock during the thirteen weeks ended February 1, 2020.

Item 6.    Selected Financial Data
The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year (1)
	2019	2018	2017	2016	2015
	(Numbers in thousands, except store, square footage data and per share amounts)
Summary of Operations
Net sales	$603,880	$647,071	$634,117	$594,328	$561,807
Gross profit	165,434	203,069	207,536	202,492	202,501
Operating expenses	218,475	198,188	198,184	185,493	176,310
Operating (loss) income	(53,041)	4,881	9,352	16,999	26,191
(Loss) income before income taxes	(52,587)	5,811	9,816	16,975	26,097
Net (loss) income	(53,265)	3,780	5,296	11,046	16,573
GAAP diluted (loss) earnings per share	$(3.79)	$0.24	$0.33	$0.68	$0.94
Dividends declared per common share outstanding	$—	$—	$—	$—	$1.50
Other Financial Data
Comparable sales (decrease) increase (2)	(7.1)%	(1.3)%	0.3%	(2.9)%	2.9%
Number of stores at year end	432	428	418	404	376
Average net sales per store (3)	$1,155	$1,323	$1,389	$1,385	$1,454
Average net sales per gross square foot (4)	$143	$166	$176	$179	$191
Average net sales per selling square foot (5)	$194	$225	$238	$241	$257
Average gross square footage per store at fiscal year end	7,956	7,958	7,893	7,798	7,666
Merchandise margin as a percentage of net sales (6)	51.6%	54.2%	54.3%	54.5%	54.7%
Gross profit as a percentage of net sales	27.4%	31.4%	32.7%	34.1%	36.0%
Operating expenses as a percentage of net sales	36.2%	30.6%	31.3%	31.2%	31.4%
Effective tax rate	(1.3)%	35.0%	46.0%	34.9%	36.5%
Return on equity (ROE) (7)	(51.3)%	2.8%	3.9%	8.7%	12.2%
Balance Sheet Data
Current assets	$131,511	$157,941	$177,399	$153,040	$127,780
Current liabilities	$141,440	$86,536	$96,940	$74,441	$59,495
Working capital	$(9,929)	$71,405	$80,459	$78,599	$68,285
Total assets	$422,442	$277,148	$299,197	$270,146	$235,256
Total liabilities	$345,487	$146,348	$158,436	$136,333	$115,561
Total shareholders’ equity	$76,955	$130,800	$140,761	$133,813	$119,695

(1)	Fiscal 2017 includes 53 weeks. Other fiscal years presented include 52 weeks.

(2)
Comparable sales are calculated by including new stores in the comparable store sales base on the first day of the month following the 13th full fiscal month of sales. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year in which the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. E-commerce sales, including shipping revenue, are included in comparable sales. The fiscal 2017 comparable store sales increase is shown on a 52-week basis.

(3)	Based on the average net sales of all stores that were open at both the beginning and end of the period and excludes e-commerce sales and gift card breakage revenue.

(4)	Calculated using the gross square footage of all stores open at both the beginning and the end of the period.

(5)	Calculated using the selling square footage (excluding storage, receiving and office space square footage) of all stores open at both the beginning and the end of the period.

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

(7)	Return on equity equals net income divided by average total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2019 represented the 52 weeks ended on February 1, 2020. Fiscal 2018 represented the 52 weeks ended on February 2, 2019. Fiscal 2017 represented the 53 weeks ended on February 3, 2018.
Introduction
We are a specialty retailer of home décor in the United States, operating 432 stores in 37 states as of February 1, 2020, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, wall décor, art, textiles, mirrors, fragrances lamps and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers with an engaging shopping experience characterized by casual, comfortable merchandise with a southern feel and a modern flair at a discernible value. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience has led us to develop a loyal customer base.
Overview of Key Financial Measures
Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue and excludes sales taxes. Our net sales for fiscal 2019 decreased by 6.7% to $603.9 million from $647.1 million in fiscal 2018. The net sales decrease in fiscal 2019 resulted primarily from the store comparable sales decrease, partially offset by increased e-commerce sales and the net growth in the store base of 4 stores. Comparable store sales, including the increase in e-commerce sales, decreased 7.1% for fiscal 2019. We use comparable sales to measure our ability to achieve sales increases from stores that have been open for at least 13 full fiscal months. Stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. E-commerce sales, including shipping revenue, are included in comparable sales. Increases in comparable sales are an important factor in maintaining or increasing the profitability.
Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components, including: product cost of sales (including inbound freight, damages and inventory shrinkage and loyalty reward program charges), store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs (including e-commerce shipping) and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed.
Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For fiscal 2019, gross profit decreased 18.5% to $165.4 million from $203.1 million for fiscal 2018. Gross profit as a percentage of net sales decreased to 27.4% for fiscal 2019 from 31.4% in fiscal 2018, primarily driven by a decrease in merchandise margin due to increased promotional activity, the deleverage of store occupancy costs and supply chain cost pressures.

Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as depreciation and amortization associated with corporate and omni-channel property and equipment and impairment of long-lived assets. Because many operating expenses are fixed costs, and because operating costs tend to rise over time, increases in comparable store sales typically are necessary to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to fully understand our operating performance, we typically identify such costs separately where significant in the consolidated statements of operations so that we can evaluate comparable expense data across different periods.
Strategic Priorities and Financial Goals
Our key strategic initiatives include:

•	Accelerating product development to reinforce quality and relevancy and build on the tabletop, bedding and select furniture assortments we added in 2019;

•	Improving omni-channel via website enhancements, incremental digital spend and an expanded online assortment;

•	Increasing direct sourcing with a goal for double-digit penetration in 2020; and

•	Investing in marketing spend to drive customer acquisition and brand awareness.

Our financial goals include:

•	Improving comparable store sales performance, driven by merchandising, closure of underperforming stores, brick-and-mortar store productivity and e-commerce growth;

•	Stabilizing gross margin via improvements in direct sourcing, supply chain and occupancy costs; and

•	Maintaining a conservative capital structure with a goal to generate cash in 2020 and invest in key strategic initiatives of the business.
Store Optimization
As part of our store optimization strategy, which includes exiting unprofitable stores and shrinking the store base over the next several years, we closed 27 store locations in the first quarter of fiscal 2020, and we do not plan to open any new stores in fiscal 2020. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures as we execute our store optimization strategy over the next several years.
The following table summarizes store information for the periods indicated:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
New stores opened during the period	5	25	31
Stores closed during the period	1	15	17
Increase in store units	0.9%	2.4%	3.5%
Increase in store square footage	0.9%	3.2%	4.7%
The following table summarizes store information as of February 1, 2020 and February 2, 2019:

	As of February 1, 2020	As of February 2, 2019
Number of stores	432	428
Square footage	3,437,072	3,405,830
Average square footage per store	7,956	7,958

Cash Flow
Our cash and cash equivalents balance decreased from $57.9 million at February 2, 2019 to $30.1 million at February 1, 2020 reflecting our operating performance and changes in working capital. Our objective is to finance all of our operating and investing activities for fiscal 2020 with cash provided by operations and borrowings available under our revolving credit facility, if needed.
Other Developments
In recent weeks, an outbreak of COVID-19 in the United States has resulted in reduced customer traffic and the temporary closure of all our stores. Although the impact of COVID-19 will depend on the length and severity of the outbreak, we anticipate these recent developments may adversely impact our business operations, store traffic, employee availability, financial condition, liquidity and cash flow.

Fiscal 2019 Compared to Fiscal 2018
Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2019		Fiscal 2018		Change
	$	%	$	%	$	%
Net sales	603,880	100.0%	647,071	100.0%	(43,191)	(6.7)%
Cost of sales	438,446	72.6	444,002	68.6	(5,556)	(1.3)
Gross profit	165,434	27.4	203,069	31.4	(37,635)	(18.5)
Operating expenses:
Compensation and benefits	116,895	19.4	116,272	18.0	623	0.5
Other operating expenses	75,647	12.5	74,682	11.6	965	1.3
Depreciation (exclusive of depreciation included in cost of sales)	6,704	1.1	7,234	1.1	(530)	(7.3)
Asset impairment	19,229	3.2	—	—	19,229	100.0
Operating (loss) income	(53,041)	(8.8)	4,881	0.7	(57,922)	(1,186.7)
Interest expense	457	0.1	267	—	190	71.2
Other income	(911)	(0.2)	(1,197)	(0.2)	286	(23.9)
(Loss) income before income taxes	(52,587)	(8.7)	5,811	0.9	(58,398)	(1,005.0)
Income tax expense	678	0.1	2,031	0.3	(1,353)	(66.6)
Net (loss) income	$(53,265)	(8.8)%	$3,780	0.6%	$(57,045)	(1,509.1)%
Net sales. Net sales decreased 6.7% to $603.9 million in fiscal 2019 compared to $647.1 million in fiscal 2018. The net sales decrease of $43.2 million in fiscal 2019 resulted primarily from the store comparable sales decrease of $64.6 million, partially offset by the e-commerce comparable sales increase of $19.9 million and new store growth of approximately $1.5 million. Comparable store sales, including e-commerce sales, decreased 7.1% for fiscal 2019 compared to a decrease of 1.3% for fiscal 2018. In fiscal 2019, comparable brick-and-mortar sales decreased 11.7%, while e-commerce sales increased 25.3% versus the prior year period. The decrease in brick-and-mortar comparable stores sales was primarily due to a decline in traffic. The increase in e-commerce sales was driven by a gain in transactions partially offset by a drop in average ticket. Merchandise categories that contributed heavily to the comparable sales decrease in fiscal 2019 were ornamental wall décor, lamps, gift, art and decorative accessories, which were partially offset by positive contributions from textiles, furniture and holiday.
Gross profit. Gross profit as a percentage of net sales decreased approximately 400 basis points from 31.4% in fiscal 2018 to 27.4% in fiscal 2019. The overall decrease in gross profit margin was due primarily to a decrease in merchandise margin, the deleverage of store occupancy costs and supply chain cost pressures. Merchandise margin decreased approximately 260 basis points from 54.2% in fiscal 2018 to 51.6% in fiscal 2019. The decrease in merchandise margin was driven by a decrease in product margin from both incremental discounting and product mix. Store occupancy costs were flat to the prior year in dollars, but increased approximately 80 basis points as a percentage of net sales primarily due to deleverage from negative brick-and-mortar comparable store sales. Central distribution costs increased approximately 60 basis points as a percentage of net sales compared to the prior year mainly due to a change in the methodology for capitalizing distribution costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 140 basis points from 18.0% in fiscal 2018 to 19.4% in fiscal 2019 primarily as a result of an increase in corporate severance to reduce corporate overhead, additional stock compensation expense related to canceling previously granted stock options and the deleverage of store payroll expenses.
Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 90 basis points from 11.6% in fiscal 2018 to 12.5% in fiscal 2019. The increase as a percentage of net sales was primarily due to incremental advertising expenses to drive sales and increased supplies expense as we wrote off excess and obsolete supplies.

Asset impairment. During fiscal 2019, the Company recorded an impairment charge of approximately $2.9 million for right-of-use asset impairment at nine stores, $9.9 million for property and equipment impairment charges at 38 stores, $0.9 million in excess fixture impairment, $4.7 million in impaired software projects and $0.8 million related to e-commerce distribution center impairment.
Income tax expense. We recorded income tax expense of $0.7 million, or 1.3% of the loss before income taxes, during fiscal 2019 compared to income tax expense of $2.0 million, or 35.0% of pre-tax income, during the prior year period. The change in the tax rate for fiscal 2019 compared to the prior year period was primarily due to establishing a valuation allowance against deferred tax assets which was $12.0 million as of February 1, 2020, as the Company has a three-year cumulative pre-tax loss, and by the realization of discrete shortfall tax expense related to stock forfeitures, stock cancellations and the vesting of restricted stock units. See Note 3 — Income taxes in Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this form 10-K for further discussion.
Net (loss) income. As a result of the foregoing, we reported net losses of $53.3 million, or $3.79 per diluted share, for fiscal 2019 compared to net income of $3.8 million, or $0.24 per diluted share, for fiscal 2018.
Non-GAAP Financial Measures
Adjusted net (loss) income and adjusted (loss) earnings per share. To supplement our audited consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including adjusted (loss) income and adjusted diluted (loss) earnings per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP. We use these non-GAAP financial measures internally in analyzing our financial results, and we believe that they provide useful information to analysts and investors, as a supplement to GAAP measures, in evaluating our operational performance.
We define adjusted net (loss) income and adjusted diluted (loss) earnings per share by adjusting the applicable GAAP measure to remove the impact of certain one-time and non-cash special items.
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

The following table shows a reconciliation net (loss) income and diluted (loss) earnings per share to adjusted net (loss) income and adjusted diluted (loss) earnings per share for the 52 weeks ended February 1, 2020 and February 2, 2019:

	52 Weeks Ended
	February 1, 2020	February 2, 2019
Net (loss) income	$(53,265)	$3,780
One-time and non-cash special items:
Lease negotiation and termination, net of tax(1)	860	—
Gain on lease termination, net of tax(2)	(1,079)	—
Total special items in cost of sales	(219)	—
CEO transition costs, net of tax(3)	—	2,089
Severance charges, net of tax(4)	2,433	72
Supplies write-off, net of tax(5)	814	—
Stock option cancellations, including tax (6)	1,047	—
Total special items in operating expenses excluding depreciation and asset impairment	4,294	2,161
Asset impairment, net of tax(7)	15,133	—
Tax valuation allowance (8)	12,035	—
Total special items, net of tax	31,243	2,161
Adjusted net (loss) income	$(22,022)	$5,941

Diluted (loss) earnings per share	$(3.79)	$0.24
Adjusted diluted (loss) earnings per share	$(1.57)	$0.38

Diluted weighted average shares outstanding	14,070	15,566

(1)	Costs associated with third-party negotiated rent reductions and lease termination fees paid to landlords for planned store closings.

(2)	The gain on lease termination relates to eight closing stores where the tenant allowance, which was being amortized over the term of the lease, was not required to be paid back.

(3)
CEO transition costs include severance charges related to the departure of the former CEO, cash bonus and restricted stock unit grants to the new CEO, legal fees, search fees and other costs associated with the transition.

(4)
Severance charges include expenses related to all severance agreements, excluding the CEO departure in fiscal 2018, including departure of the COO in the fourth quarter of fiscal 2019, offset by any related pickup from stock compensation forfeitures. This also includes store closure compensation costs.

(5)	We transitioned managing store supplies in-house to a third-party. As part of this transition, excess or obsolete supplies on hand were written off.

(6)
We entered into stock option cancellation agreements with certain members of our management team. The cancellations were accounted for as a settlement for no consideration, and we recorded the previously unrecognized compensation costs related to the canceled stock options of approximately $1.0 million net of tax for fiscal 2019.

(7)
For the 52 weeks ended February 1, 2020, we recorded an impairment charge of approximately $2.9 million for right-of-use asset impairment at nine stores, $9.9 million for property and equipment impairment charges at 38 stores, $0.9 million in excess fixture impairment, $4.7 million in impaired software projects and $0.8 million related to e-commerce distribution center impairment. The total impairment charge, net of tax, was $15.1 million for the 52 weeks ended February 1, 2020.

(8)
We established a valuation allowance against deferred tax assets in fiscal 2019, as we have a three year cumulative pre-tax loss. As of February 1, 2020, we had a $12.0 million tax valuation allowance.

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
Income tax expense. We recorded income tax expense of $2.0 million, or 35.0% of pre-tax income, during fiscal 2018 compared to income tax expense of $4.5 million, or 46.0% of pre-tax income, during the prior year period. The decrease in the tax rate is primarily due to the effect of the U.S. Tax Cuts and Job Acts (the “Tax Act”), which reduced the U.S. federal corporate tax rate from 35% to 21%, as well as a higher state tax rate compared to the prior year because our lower pre-tax income as it relates to our tax structure.
Net income. As a result of the foregoing, we reported net income of $3.8 million, or $0.24 per diluted share, for fiscal 2018 compared to net income of $5.3 million, or $0.33 per diluted share, for fiscal 2017. Included in reported net income for fiscal 2018 are severance and other charges of approximately $2.2 million, net of tax, associated with our Chief Executive Officer transition and other severance charges. These charges decreased earnings per share for fiscal 2018 by approximately $0.14 per diluted share.
Liquidity and Capital Resources
Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak in the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to technology and omni-channel projects, distribution center and supply chain enhancements, new stores and existing store remodels. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our revolving credit facility.
Cash flows from operating activities. Net cash used in operating activities was $8.3 million in fiscal 2019, and net cash provided by operating activities was $22.3 million and $45.1 million for fiscal 2018 and fiscal 2017, respectively. Cash flows from operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The decrease in the amount of cash flows from operations in fiscal 2019 compared to fiscal 2018 was primarily due to the decline in operating performance. The decrease in the amount of cash provided by operations in fiscal 2018 compared to fiscal 2017 was primarily the result of working capital changes specifically related to accounts payable and payroll related accrual timing.
Cash flows from investing activities. Net cash used in investing activities was $15.7 million, $28.8 million and $28.4 million for fiscal 2019, 2018 and 2017, respectively.
The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Distribution center and supply chain enhancements	$5,561	$2,265	$1,069
Technology and omni-channel projects	3,584	6,958	6,637
Existing stores	3,225	3,896	3,190
New stores	2,678	12,658	17,255
Corporate	632	2,998	273
Total capital expenditures	$15,680	$28,775	$28,424

The capital expenditures in fiscal 2019 related primarily to distribution center and supply chain enhancements, technology and omni-channel projects, existing store refreshes, remodels and maintenance and 5 new store openings. Capital expenditures in fiscal 2018 related primarily to the opening of 25 new stores during the period, information technology and omni-channel projects, investments in our existing stores and corporate hardware lease buyouts. Capital expenditures in fiscal 2017 related primarily to the opening of 31 new stores during the period, technology and omni-channel projects and existing store fixture upgrades and maintenance.

Cash flows from financing activities. Net cash used in financing activities was $3.9 million, $15.8 million and $0.5 million for fiscal 2019, fiscal 2018 and fiscal 2017, respectively. During fiscal 2019, we borrowed $25 million on our revolving credit facility to support our inventory purchases ahead of our fourth quarter selling season and repaid the full $25 million before fiscal year end. We had no borrowings or repayments under our revolving credit facility in fiscal 2018 and 2017. During fiscal 2019, 2018 and 2017, we repurchased and retired approximately $3.7 million, $15.7 million and $0.6 million of common stock.
Senior credit facility. On December 6, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaces the Amended and Restated Credit Agreement dated as of August 19, 2011, as amended by that Joinder and First Amendment to Amended and Restated Credit Agreement dated as of February 26, 2016 (as amended, the “2016 Credit Agreement”) and, together with the 2019 Credit Agreement, the “Credit Agreements”). Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million, and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extends its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under both the 2016 Credit Agreement and 2019 Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.
Borrowings under the Credit Agreements are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the Credit Agreements is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.
The Company is subject to a Second Amended and Restated Security Agreement (“Security Agreement”) with its lender. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the 2016 Credit Agreement and 2019 Credit Agreement.
As of February 1, 2020, we were in compliance with the covenants in the 2019 Credit Agreement. As of February 1, 2020, there was a $500,000 letter of credit outstanding, and there were no outstanding borrowings under the credit facility, with approximately $61.0 million available for borrowing.
As of February 1, 2020, our balance of cash and cash equivalents was approximately $30.1 million. We believe that the combination of our cash balances, cash flow from operations and availability under our 2019 Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.
Company Response to COVID-19. Subsequent to February 1, 2020, we announced actions in response to the continued spread of COVID-19.

On March 16, 2020, as a proactive and cautionary measure, we elected to borrow $40.0 million from our 2019 Credit Agreement, leaving our availability under the 2019 Credit Agreement at $21.0 million.

On March 19, 2020, we announced the temporary closure of all our stores and the intent to pay employees for the following two weeks. We are not currently able to predict the timing of store reopenings, but will continue to monitor the situation. We continue to serve customers through our e-commerce channel.

In an effort to further strengthen our financial flexibility and efficiently manage through the pandemic, we are proactively taking the following additional actions:

•
Executing a substantial reduction in expenses and capital expenditures.  This includes a significant reduction in forward inventory receipts, advertising expenses, outbound freight expense and corporate expenses.

•
Temporarily reducing base compensation by 20% for vice presidents and above.  The cash compensation of non-employee members of the Board of Directors has been waived for the first quarter of fiscal 2020.

•
Furloughing hourly store associates effective April 2, 2020 until further notice. As circumstances change, we will make every effort to bring these associates back to work as soon as possible. Furloughed associates will also be able to apply for unemployment benefits, if eligible.

On March 27, 2020, President Trump signed into law the CARES Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impacts this CARES Act may have on our business.

As of April 4, 2020, we had approximately $36.1 million in cash, which includes the $40.0 million borrowed under the 2019 Credit Agreement on March 16, 2020.  While we expect this uncertain matter to negatively impact our results of operations, cash flows and financial position, the related financial impact cannot be reasonably estimated at this time. Based on the plans that management has put in place, we expect to be able to meet our obligations as they become due over the coming year.
Share repurchase plan. On August 22, 2017, we announced that our Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, we announced that our Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. As of February 1, 2020, we had approximately $21,000 remaining under the current stock repurchase plan.
The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Shares repurchased and retired	807,275	1,650,748	51,923
Share repurchase cost	$3,657	$15,717	$604
Contractual Obligations
Not applicable to smaller reporting companies.
Related Party Transactions
We had an agreement with a related party vendor to purchase merchandise inventory. The vendor was considered a related party for financial reporting purposes because its principal owner is the spouse of our former Vice President of Product Development and Trend. As of June 14, 2019, the vendor is no longer a related party. The table below sets forth selected results related to this vendor, for the time period that the vendor is no longer a related party, in dollars (thousands) and percentages for the periods indicated:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Related Party Vendor
Purchases	$19,577	$54,280	$57,427
Purchases as a percent of total merchandise purchases	7.6%	20.7%	21.5%
Cost of sales	$14,749	$53,253	$51,646
Payable amounts outstanding at fiscal year end	$—	$8,166	$7,523
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements are limited to lease agreements signed but not yet commenced of $6.0 million and an outstanding letter of credit of $500,000.

Seasonality and Quarterly Results
We have historically experienced, and expect to continue to experience, substantial seasonal fluctuations in our net sales and operating results. We believe this is the general pattern typical of our segment of the retail industry and expect that this pattern will continue in the future. Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of store closings and openings, customer traffic changes, shifts in the timing of certain holidays and competition. Consequently, comparisons between quarters are not necessarily meaningful, and the results for any quarter are not necessarily indicative of future results.
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
See Note 13 — Quarterly Financial Information (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.
Inflation
We do not believe that our operating results have been materially affected by inflation during the preceding three fiscal years. There can be no assurance, however, that our operating results will not be adversely affected by inflation in the future.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and the results of our operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts contained in the financial statements and related disclosures. We base our estimates on historical experience and on various other assumptions, which are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies are discussed in the notes to our consolidated financial statements. Certain judgments and estimates utilized in implementing these accounting policies are likewise discussed in the notes to our consolidated financial statements. The following discussion aggregates the various critical accounting policies addressed throughout the financial statements, the judgments and uncertainties affecting the application of these policies and the likelihood that materially different amounts would be reported under varying conditions and assumptions.
Inventory valuation — Our inventory is stated at the lower of cost or net realizable value, net of reserves and allowances, with cost determined using the average cost method, with average cost approximating current cost. The carrying value of our inventory is affected by reserves for shrinkage, damages and obsolescence.
We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $135,000 as of February 1, 2020.
We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess and obsolete inventory reduce merchandise inventory to the lower of cost or net realizable value based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of February 1, 2020, our reserve for excess and obsolete inventory was approximately $745,000.

Impairments — We evaluate the recoverability of the carrying amounts of long-lived assets, including lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying values may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group with no asset written down below its individual fair value.
In fiscal 2019, we shifted to estimating the fair value of long-lived fixed assets based on orderly liquidation value, as we believe this method better reflects the fair value of the assets. We previously used the age-life method for calculating the fair value of long-lived fixed assets. Under the age-life method, the replacement cost of an asset is estimated and reduced by depreciation based on the effective age of the asset and its expected useful life. The age-life method takes into consideration the fact that we will continue to use these assets based on a presumed investment decision where the expected cash flows from operating the store are greater than the expected cash flows that result from not operating the store. This is a material change to our impairment loss assessment methodology. Our asset impairment for fiscal 2019 was $19.2 million compared to no impairment in either fiscal 2018 or 2017. If our estimates and assumptions used in estimating future cash flows and asset fair values change or our operating results deteriorate, we may be exposed to additional losses that could be material.
Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience and judgments about the present and expected levels of cost per claim. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. As of February 1, 2020 and February 2, 2019, our net self-insurance reserve estimates related to workers’ compensation, general liability and employee medical insurance programs were $6.4 million and $7.4 million, respectively.
Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet date. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $639,000 for fiscal 2019.
Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. We record valuation allowances to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on our judgment, estimates and assumptions regarding those future events. In the event we were to determine that we would not be able to realize all or a portion of the net deferred tax assets in the future, we would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future, in excess of the net carrying amounts, the we would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual events and prior estimates and judgments could result in adjustments to this valuation allowance. We established a valuation allowance against deferred tax assets in fiscal 2019, as we have a three year cumulative pre-tax loss. As of February 1, 2020, we had a $12.0 million deferred tax valuation allowance.
We use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end.

Our income tax returns are subject to audit by local, state and federal tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. We have no unrecognized tax benefit reserve as of February 1, 2020.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
As of February 1, 2020, we had no outstanding borrowings under our 2019 Credit Agreement. We borrowed and repaid $25 million under our revolving credit facility during fiscal 2019. We are exposed to interest rate changes, primarily as a result of borrowings under our revolving credit facility (as discussed in Note 4 - Senior Credit Facility in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K), which bear interest based on variable rates. We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of February 1, 2020.

Item 8.	Financial Statements and Supplementary Data
The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019	40
Consolidated Statements of Operations for the 52 Weeks Ended February 1, 2020, the 52 Weeks Ended February 2, 2019, and the 53 Weeks Ended February 3, 2018	41
Consolidated Statements of Shareholders’ Equity for the 52 Weeks Ended February 1, 2020, the 52 Weeks Ended February 2, 2019, and the 53 Weeks Ended February 3, 2018	42
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 1, 2020, the 52 Weeks Ended February 2, 2019, and the 53 Weeks Ended February 3, 2018	43
Notes to Consolidated Financial Statements	44

Report Of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Kirkland’s, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.
Adoption of New Accounting Standard
As discussed in Note 1 and Note 12 to the consolidated financial statements, the Company changed its method for accounting for leases in fiscal 2019 due to the adoption of Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Nashville, Tennessee
April 10, 2020

KIRKLAND’S, INC.
CONSOLIDATED BALANCE SHEETS

	February 1, 2020	February 2, 2019
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$30,132	$57,946
Inventories, net	94,674	84,434
Prepaid expenses and other current assets	6,705	15,561
Total current assets	131,511	157,941
Property and equipment:
Equipment	21,390	21,425
Furniture and fixtures	80,622	81,523
Leasehold improvements	123,022	126,784
Computer software and hardware	73,984	69,444
Projects in progress	6,862	8,344
Property and equipment, gross	305,880	307,520
Accumulated depreciation	(223,017)	(196,697)
Property and equipment, net	82,863	110,823
Operating lease right-of-use assets	200,067	—
Deferred income taxes	1,525	1,703
Other assets	6,476	6,681
Total assets	$422,442	$277,148
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,513	$40,004
Accounts payable to related party vendor	—	8,166
Accrued expenses	28,773	38,366
Operating lease liabilities	53,154	—
Total current liabilities	141,440	86,536
Deferred rent	—	51,871
Operating lease liabilities	195,736	—
Other liabilities	8,311	7,941
Total liabilities	345,487	146,348
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 1, 2020, and February 2, 2019	—	—
Common stock, no par value, 100,000,000 shares authorized; 13,955,826 and 14,504,824 shares issued and outstanding at February 1, 2020, and February 2, 2019, respectively	172,885	169,477
Accumulated deficit	(95,930)	(38,677)
Total shareholders’ equity	76,955	130,800
Total liabilities and shareholders’ equity	$422,442	$277,148
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
	(In thousands, except per share data)
Net sales	$603,880	$647,071	$634,117
Cost of sales	423,697	390,749	374,935
Cost of sales related to merchandise purchased from related party vendor	14,749	53,253	51,646
Cost of sales	438,446	444,002	426,581
Gross profit	165,434	203,069	207,536
Operating expenses:
Compensation and benefits	116,895	116,272	116,895
Other operating expenses	75,647	74,682	74,299
Depreciation (exclusive of depreciation included in cost of sales)	6,704	7,234	6,990
Asset impairment	19,229	—	—
Total operating expenses	218,475	198,188	198,184
Operating (loss) income	(53,041)	4,881	9,352
Interest expense	457	267	275
Other income	(911)	(1,197)	(739)
(Loss) income before income taxes	(52,587)	5,811	9,816
Income tax expense	678	2,031	4,520
Net (loss) income	$(53,265)	$3,780	$5,296

(Loss) earnings per share:
Basic	$(3.79)	$0.24	$0.33
Diluted	$(3.79)	$0.24	$0.33
Weighted average shares outstanding:
Basic	14,070	15,445	15,973
Effect of dilutive common stock equivalents	—	121	193
Diluted	14,070	15,566	16,166
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at January 28, 2017	15,906,635	$165,245	$(31,432)	$133,813
Employee stock purchases	34,963	328	—	328
Exercise of stock options	28,346	—	—	—
Restricted stock issued	103,479	—	—	—
Net share settlement of stock options and restricted stock	(44,261)	(206)	—	(206)
Stock-based compensation expense	—	2,134	—	2,134
Repurchase and retirement of common stock	(51,923)	—	(604)	(604)
Net income	—	—	5,296	5,296
Balance at February 3, 2018	15,977,239	167,501	(26,740)	140,761
Employee stock purchases	37,128	320	—	320
Exercise of stock options	177,526	23	—	23
Restricted stock issued	110,400	—	—	—
Net share settlement of stock options and restricted stock	(146,721)	(382)	—	(382)
Stock-based compensation expense	—	2,015	—	2,015
Repurchase and retirement of common stock	(1,650,748)	—	(15,717)	(15,717)
Net income	—	—	3,780	3,780
Balance at February 2, 2019	14,504,824	169,477	(38,677)	130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	104,160	241	—	241
Restricted stock issued	197,090	—	—	—
Net share settlement of restricted stock	(42,973)	(87)	—	(87)
Stock-based compensation expense	—	3,254	—	3,254
Repurchase and retirement of common stock	(807,275)	—	(3,657)	(3,657)
Net loss	—	—	(53,265)	(53,265)
Balance at February 1, 2020	13,955,826	$172,885	$(95,930)	$76,955
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(53,265)	$3,780	$5,296
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	27,720	29,453	27,150
Amortization of debt issuance costs	56	54	54
Impairment charge	19,229	—	—
Cumulative effect of change in accounting principle	(331)	—	—
Loss on disposal of property and equipment	200	383	173
Stock-based compensation expense	3,254	2,015	2,134
Deferred income taxes	178	513	(1,497)
Changes in assets and liabilities:
Inventories, net	(10,240)	(3,179)	(8,064)
Prepaid expenses and other current assets	3,851	633	(75)
Accounts payable	18,928	(4,443)	11,644
Accounts payable to related party vendor	(8,166)	643	2,515
Accrued expenses	1,666	(1,592)	7,670
Income taxes (refundable) payable	(704)	(4,448)	(1,331)
Operating lease assets and liabilities	(10,645)	(1,047)	1,579
Other assets and liabilities	—	(444)	(2,123)
Net cash (used in) provided by operating activities	(8,269)	22,321	45,125
Cash flows from investing activities:
Capital expenditures	(15,680)	(28,775)	(28,424)
Net cash used in investing activities	(15,680)	(28,775)	(28,424)
Cash flows from financing activities:
Borrowings on revolving line of credit	25,000	—	—
Repayments on revolving line of credit	(25,000)	—	—
Debt issuance costs	(362)	—	—
Cash used in net share settlement of stock options and restricted stock	(87)	(382)	(206)
Proceeds received from employee stock option exercises	—	23	—
Employee stock purchases	241	320	328
Repurchase and retirement of common stock	(3,657)	(15,717)	(604)
Net cash used in financing activities	(3,865)	(15,756)	(482)
Cash and cash equivalents:
Net (decrease) increase	(27,814)	(22,210)	16,219
Beginning of the year	57,946	80,156	63,937
End of the year	$30,132	$57,946	$80,156
Supplemental cash flow information:
Interest paid	$377	$190	$190
Income taxes paid	1,091	5,966	7,614
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,853	$1,272	$2,427
Operating lease assets and liabilities recognized upon adoption of ASC 842	295,240	—	—
Increase of operating lease liabilities from new or modified leases	18,922	—	—
The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business and Significant Accounting Policies
Nature of business — Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 432 stores in 37 states as of February 1, 2020, as well as an e-commerce enabled website, www.kirklands.com.
Principles of consolidation — The consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc. and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.
Use of estimates — The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to, impairment assessments on long-lived assets, inventory reserves and self-insurance reserves.
Basis of presentation — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). In the beginning of fiscal 2019, the Company adopted the new lease accounting guidance. The adoption of the new lease accounting guidance had a material impact to the Company’s condensed consolidated balance sheets and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $295.2 million as of the date of adoption. This guidance was applied using the optional transition method, which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. An adjustment of $331,000 was made to retained earnings as a result of right-of-use assets that were impaired upon the adoption of this guidance. See Note 11 — Impairment in the Notes to Consolidated Financial Statements for further discussion. Consistent with the optional transition method, the financial information in the condensed consolidated balance sheets prior to the adoption of this new lease accounting guidance has not been adjusted and is therefore not comparable to the current period presented. The standard did not materially impact the Company’s condensed consolidated statements of operations or cash flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 5 — Leases and Note 12 — New Accounting Pronouncements in the Notes to Consolidated Financial Statements.
Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2019 represented the 52 weeks ended on February 1, 2020, fiscal 2018 represented the 52 weeks ended on February 2, 2019 and fiscal 2017 represented the 53 weeks ended on February 3, 2018.
Reclassifications — Certain amounts in the fiscal 2018 and 2017 operating activities section of the consolidated statement of cash flows have been reclassified to conform to the fiscal 2019 presentation. These reclassifications had no effect on total cash flow from operating activities or reported net income.
Cash equivalents — Cash and cash equivalents consist of cash on deposit in banks and payments due from banks for customer credit cards, as they generally settle within 24-48 hours.
Inventory — The Company’s inventory is stated at the lower of cost or net realizable value, net of reserves and allowances, with cost determined using the average cost method, with average cost approximating current cost. Inventory cost consists of the direct cost of merchandise including freight. The carrying value of our inventory is affected by reserves for shrinkage, damages and obsolescence.
The Company incurs various types of warehousing, transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a component of cost of sales as the related inventory is sold. As of February 1, 2020 and February 2, 2019, there were $5.9 million and $6.1 million, respectively, of distribution center costs included in inventory.

The Company estimates as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. The Company adjusts these estimates based on changes, if any, in the trends yielded by its physical inventory counts, which occur throughout the fiscal year. The reserve for estimated inventory shrinkage was $1.3 million at both February 1, 2020 and February 2, 2019.
The Company estimates a reserve for unknown damaged inventory based on historical damage data. Management adjusts these estimates based on any changes in actual damage results. The reserve for estimated damaged inventory was $1.1 million and $1.0 million as of February 1, 2020 and February 2, 2019, respectively.
The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise. As of February 1, 2020 and February 2, 2019, our reserve for excess and obsolescence was approximately $745,000 and $255,000, respectively.
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
Prepaid expenses and other current assets — The Company recognizes assets for expenses paid but not yet incurred, as well as other items such as supplies inventory and miscellaneous receivables. As of February 1, 2020, and February 2, 2019, prepaid expenses and other current assets included receivables of approximately $1.0 million and $3.2 million, respectively, mainly related to various miscellaneous receivables in the current year and incentives receivable from landlords in the form of construction allowances in the prior year.
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
Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2019, 2018 and 2017, the Company recorded approximately $7.0 million, $7.4 million and $7.1 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $17.0 million and $19.6 million at the end of fiscal years 2019 and 2018, respectively. Property and equipment included capitalized computer software currently under development of $6.3 million as of both February 1, 2020 and February 2, 2019.
Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s ARO are primarily associated with leasehold improvements, which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations. As of February 1, 2020 and February 2, 2019, the liability for asset retirement obligations was approximately $822,000 and $768,000, respectively and the asset was approximately $213,000 and $266,000, respectively.

Leases — Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of future lease payments. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. To determine the present value of lease payments not yet paid at lease commencement or modification, the Company uses the collateralized incremental borrowing rate corresponding to the reasonably certain lease term. The Company estimates its collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis.
Prior to the adoption of Topic 842, the Company accounted for leases under Topic 840. Under Topic 840, the Company recognized the related rental expense on a straight-line basis over the life of the lease, and recorded the difference between amounts charged to operations and amounts paid as a liability. As of February 2, 2019, the cumulative net excess of recorded rent expense over lease payments totaled $14.8 million, of which $1.7 million was reflected as a current liability in accrued expenses and $13.1 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet. The Company also receives incentives from landlords in the form of construction allowances. These construction allowances were recorded as deferred rent under Topic 840 and amortized as a reduction to rent expense over the lease term. As of February 2, 2019, the unamortized amount of construction allowances totaled $47.7 million, of which $8.9 million was reflected as a current liability in accrued expenses and $38.8 million was reflected as a noncurrent liability in deferred rent on the consolidated balance sheet.
Impairment of long-lived assets — The Company evaluates the recoverability of the carrying amounts of long-lived assets, including lease right-of-use assets, when events or changes in circumstances dictate that their carrying values may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group with no asset written down below its individual fair value.
In fiscal 2019, the Company shifted to estimating the fair value of long-lived fixed assets based on orderly liquidation value as the Company believes this method better reflects the fair value of the assets. The Company previously used the age-life method for calculating the fair value of long-lived assets. Under the age-life method, the replacement cost of an asset is estimated and reduced by depreciation based on the effective age of the asset and its expected useful life. The age-life method takes into consideration the fact that we will continue to use these assets based on a presumed investment decision where the expected cash flows from operating the store are greater than the expected cash flows that result from not operating the store. See Note 11— Impairment in the Notes to Consolidated Financial Statements for further discussion.
Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends. As of February 1, 2020 and February 2, 2019, the Company’s net self-insurance reserve estimates related to workers’ compensation, general liability and employee medical insurance were $6.4 million and $7.4 million, respectively.
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
The Company has also established a private-label credit card program for its customers. Customers in the private label credit card program are eligible to earn five percent off their total transaction price. The card program is operated and managed by a third-party bank that assumes all credit risk with no recourse to the Company.

Revenue recognition and sales returns — Net sales includes the sale of merchandise, net of returns, shipping revenue and gift card breakage revenue and excludes sales taxes. The Company estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of $1.6 million and $1.5 million reserved for sales returns at February 1, 2020 and February 2, 2019, respectively. The related sales return reserve product recovery asset included in prepaid expenses and other current assets on the consolidated balance sheet was approximately $695,000 and $596,000 at February 1, 2020 and February 2, 2019, respectively.
The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue included in accrued expenses on the consolidated balance sheet was approximately $656,000 and $987,000 at February 1, 2020 and February 2, 2019, respectively. The related contract assets, reflected in inventory on the consolidated balance sheet, totaled approximately $319,000 and $443,000 at February 1, 2020 and February 2, 2019, respectively.
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
The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	February 1, 2020	February 2, 2019	February 3, 2018
Gift card liability, net of estimated breakage (included in accrued expenses)	$13,128	$13,032	$11,326
The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Gift card breakage revenue (included in net sales)	$1,084	$1,102	$841
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	6,593	6,194	5,511
Cost of sales — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, payroll and overhead associated with our distribution facility and its network, store occupancy costs and depreciation of leasehold improvements, equipment, and other property in our stores and distribution centers. Distribution facility costs, excluding depreciation, included in cost of sales were approximately $24.6 million, $22.6 million and $20.8 million for fiscal 2019, 2018, and 2017, respectively.
Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, social security and unemployment taxes.
Stock-based compensation — Stock-based compensation includes expenses associated with stock option grants, restricted stock grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards. The expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of income. See Note 6 — Stock-Based Compensation in the Notes to Consolidated Financial Statements for further discussion.
Other operating expenses — Other operating expenses consist of such items as advertising, credit card processing costs, bank fees, utilities, professional fees, software maintenance costs, supplies and postage, workers’ compensation and general liability insurance, trash removal, maintenance and repairs, travel and various other store and corporate expenses.

Store pre-opening expenses — Store pre-opening expenses, which consist primarily of occupancy, payroll and supplies costs, are expensed as incurred.
Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, direct mail, email communications, paid search and other digital advertising, social media, public relations, in-store collateral and signage and other expenses related to the in-store experience. Total advertising expense was $15.0 million, $12.8 million and $10.5 million for fiscal 2019, 2018 and 2017, respectively. Prepaid advertising costs were approximately $273,000 and $421,000 as of February 1, 2020 and February 2, 2019, respectively.
Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates and assumptions regarding those future events. In the event the Company was to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made.
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
The Company’s income tax returns are subject to audit by local, state and federal tax authorities, and the Company is typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which the Company operates. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and experience with previous similar tax positions. The Company regularly reviews its tax reserves for these items and assesses the adequacy of the amount recorded. The Company evaluates potential exposures associated with its various tax filings by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires estimation and measurement of the tax benefit as the largest amount that is more than 50% likely to be recognized upon settlement.
Sales and use taxes — Governmental authorities assess sales and use taxes on the sale and purchase of goods and services. The Company excludes taxes collected from customers in its reported net sales results. Such amounts are reflected as accrued expenses until remitted to the taxing authorities.
Concentrations of risk — The Company has risk of geographic concentration with respect to the sourcing of its inventory purchases. Approximately 89% of the Company’s inventory purchases in fiscal 2019 were from China or other South-Asian countries.
The Company also has vendor concentration risk as one vendor, that was formally a related-party, accounted for 17.4%, 20.7%, and 21.5% of purchases in fiscal 2019, 2018 and 2017, respectively. See Note 9 — Related Party Transactions in the Notes to Consolidated Financial Statements for further discussion.
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash balances are primarily on deposit at high credit quality financial institutions.

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
The Company maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”) as discussed further in Note 7 — Retirement Benefit Plans in the Notes to Consolidated Financial Statements. The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis.
The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions which would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. See Note 11 — Impairment in the notes to Consolidated Financial Statements for further discussion.
(Loss) earnings per share — Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period presented. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted (loss) earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 1,521,000 shares, 923,000 shares and 686,000 shares for fiscal 2019, 2018 and 2017, respectively.
Comprehensive income — Comprehensive income does not differ from the consolidated net income presented in the consolidated statements of operations.
Operating segments — The Company is a specialty retailer of home décor that offers its products in its stores and on its website. The Company has determined that each of its stores and its e-commerce operations is an operating segment. The operating performance of all stores and e-commerce has been aggregated into one reportable segment. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across its store base, the Company operates one store format under the Kirkland’s name in which each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its operating segments would not provide meaningful additional information.
Note 2 — Accrued Expenses
Accrued expenses are comprised of the following (in thousands):

	February 1, 2020	February 2, 2019
Salaries and wages	$6,647	$5,555
Gift cards	13,128	13,032
Sales taxes	1,816	1,552
Deferred rent	—	10,591
Workers’ compensation and general liability reserves	2,435	2,894
Sales returns reserve	1,554	1,520
Other	3,193	3,222
	$28,773	$38,366

Note 3 — Income Taxes
Income Tax Provision
The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The Company’s provision for income taxes consists of the following (in thousands):

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Current tax expense (benefit):
Federal	$(225)	$708	$5,141
State	612	810	876
Deferred tax expense (benefit):
Federal	362	455	(1,207)
State	(71)	58	(290)
	$678	$2,031	$4,520
Income tax expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax (loss) income. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Tax at federal statutory rate	$(11,043)	$1,220	$3,308
State income taxes, net of federal benefit	(1,456)	651	559
Tax credits	(192)	(437)	(174)
Enactment of tax legislation	—	—	419
Unrecognized tax positions	—	—	(185)
Stock based compensation programs	1,162	545	575
Valuation allowance	12,035	—	—
Other	172	52	18
Income tax expense	$678	$2,031	$4,520

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 1, 2020	February 2, 2019
Deferred tax assets:
Accruals	$2,622	$2,914
Inventory valuation	739	664
State tax credit carryforwards	148	144
Federal and state net operating loss carryforwards	7,462	85
Impairment	4,809	—
Operating lease liabilities	64,819	—
Deferred rent	—	3,755
Other	2,505	3,294
Total deferred tax assets	83,104	10,856
Valuation allowance for deferred tax assets	(12,145)	(83)
Net deferred tax assets	70,959	10,773
Deferred tax liabilities:
Depreciation	(16,834)	(8,352)
Operating lease right-of-use assets	(51,974)	—
Prepaid assets	(626)	(718)
Total deferred tax liabilities	(69,434)	(9,070)
Net deferred tax assets	$1,525	$1,703

On December 22, 2017 the U.S. Government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including but not limited to, reducing the U.S. federal corporate rate from 35% to 21% effective as of January 1, 2018. This change required the Company to re-measure the Company’s deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal income tax purposes. As permitted by the SEC Staff Accounting Bulletin 118, “Income Tax Accounting Implications of the Tax Cut and Jobs Act”, the Company recorded a provisional amount of $419,000, which was included as a component of income tax expense from continuing operations for the year ended February 3, 2018. The Company subsequently finalized its accounting analysis based on the guidance, interpretations, and data available as of February 2, 2019. Adjustments made for the year ended February 2, 2019 upon finalization of the Company’s accounting analysis were not material to the Company’s consolidated financial statements.
As of February 1, 2020, the Company has $30.0 million of federal and $21.4 million of state net operating loss carry-forwards available to offset future taxable income. Federal net operating loss carry-forwards do not expire, and state net operating loss carry-forwards expire in years 2034 through 2039. As of February 1, 2020, the Company has state tax credit carryforwards of approximately $187,000 that expire in years 2023 through 2025.
Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. For fiscal 2019, the Company established a valuation allowance against its federal and consolidated deferred tax assets, primarily net operating loss carryforwards, due to uncertainty regarding their realization. Accordingly, the Company has established a valuation allowance of $12.1 million and $0.1 million with respect to the deferred tax assets as of February 1, 2020 and February 2, 2019, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded. Any decrease in the valuation allowance could have the effect of increasing or decreasing the income tax provision based on the nature of the deferred tax asset deemed realizable in the period in which such a determination is made.
The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2016. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2013. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.

The Company had no unrecognized tax benefits as of February 1, 2020 and February 2, 2019. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no amounts accrued for the payment of interest and penalties associated with unrecognized tax benefits as of February 1, 2020 and February 2, 2019.
Note 4 — Senior Credit Facility
On December 6, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaces the Company’s Amended and Restated Credit Agreement dated as of August 19, 2011, as amended by that Joinder and First Amendment to Amended and Restated Credit Agreement dated as of February 26, 2016 (the “2016 Credit Agreement”). Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million, and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extends its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under both the 2016 Credit Agreement and 2019 Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.
Borrowings under the Credit Agreements are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the Credit Agreements is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.
The Company is subject to a Second Amended and Restated Security Agreement (“Security Agreement”) with its lender. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the 2016 Credit Agreement and 2019 Credit Agreement.
As of February 1, 2020, the Company was in compliance with the covenants in the 2019 Credit Agreement. As of February 1, 2020, there was a $500,000 letter of credit outstanding, and there were no outstanding borrowings under the credit facility, with approximately $61.0 million available for borrowing.
Note 5 — Leases
The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through 2029. Most of the retail store agreements include an initial term with renewal options and provide for minimum fixed rental payments. The Company does not include lease renewal options in the lease term for calculations of its right-of-use assets and liabilities until it is reasonably certain that the Company plans to renew these leases. A few retail store lease agreements have only variable lease payments based on a percentage of sales, while other store leases contain contingent rentals based on sales performance in excess of specified minimums in addition to minimum fixed rentals.
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

The Company's classification of lease cost on the Company's condensed consolidated statements of operations is as follows (in thousands):

52 Week Period Ended (1)
February 1, 2020
Cost of sales (2)
Operating lease cost	$53,382
Short-term lease cost	1,469
Variable lease cost	1,329
Total lease cost in cost of sales	56,180
Other operating expenses
Operating lease cost	2,824
Short-term lease cost	382
Total lease cost in other operating expenses	3,206
Total lease cost	$59,386

(1)
Total lease cost excludes expense for variable non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases.

(2)	Cost of sales includes all distribution center lease costs and store occupancy-related lease costs.
As of February 1, 2020, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2020	$60,711
2021	55,305
2022	45,926
2023	37,353
2024	33,426
Thereafter	60,686
Total lease payments (1)	293,407
Less: Interest	(44,517)
Present value of lease liabilities	$248,890
(1) Operating lease payments exclude $6.0 million of legally binding minimum lease payments for leases signed but not yet commenced for three new store leases.

The Company’s lease term and discount rate is as follows:

February 1, 2020
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	5.7%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

52 Weeks Ended February 1, 2020
Operating cash flows from operating leases	$64,654

As of February 2, 2019, future minimum payments, by fiscal year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

(In thousands)
2019	$67,354
2020	62,102
2021	53,164
2022	44,087
2023	35,606
Thereafter	91,629
Total minimum lease payments	$353,942
Note 6 — Stock-Based Compensation
Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants, and other transactions under the Company’s equity plans. Total stock-based compensation expense is included as a component of compensation and benefits and was approximately $3.3 million, $2.0 million and $2.1 million for fiscal years 2019, 2018 and 2017, respectively.
On June 4, 2013, the Company adopted the Kirkland’s, Inc. Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”), replacing the plan adopted in July 2002. The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 4,500,000 shares of common stock.
As of February 1, 2020, options to purchase 381,513 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $1.65 to $25.52 per share. As of February 1, 2020, there were 433,444 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $1.65 to $13.38 per share. Shares reserved for future stock-based grants under the 2002 Plan was 2,119,910 at February 1, 2020.
Stock options — The Company allows for the settlement of vested stock options on a net share basis (“net share settled stock options”) or on a gross basis with the holder providing cash to cover the option exercise price and the minimum statutory tax withholdings. With net share settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest ratably over 4 years.
Stock option activity for the fiscal year ended February 1, 2020 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at February 2, 2019	896,345	$13.35
Options granted	504,961	6.33
Options exercised	—	—
Options forfeited	(619,112)	11.51
Options canceled	(337,767)	9.05
Options expired	(62,914)	7.76
Balance at February 1, 2020	381,513	$11.76	6.1	—
Options Exercisable As of:
February 1, 2020	244,395	$15.51	4.5	—

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of February 1, 2020, there were no outstanding in-the-money options. The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. At February 1, 2020, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $264,000, which is expected to be recognized over a weighted average period of 2.8 years.

In fiscal 2019, the company entered into stock option cancellation agreements with certain members of its management team pursuant to which such individuals surrendered and canceled certain previously granted stock options in order to make additional shares available under the Company’s 2002 Plan for future equity awards. The surrender and cancellation of the stock options was a settlement for no consideration, and the Company recorded the previously unrecognized compensation cost related to the canceled stock options of approximately $861,000 during the 13 weeks ended February 1, 2020. The canceled options that were surrendered had an exercise price that ranged from $7.14 to $25.52.

Other information related to option activity during fiscal 2019, 2018 and 2017 is as follows:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Weighted average grant date fair value of options granted (per share)	$3.28	$6.18	$4.23
Total fair value of stock options vested (in thousands)	$543	$834	$1,160
Intrinsic value of stock options exercised (in thousands)	$—	$684	$58
The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The weighted averages for key assumptions used in determining the fair value of options granted in fiscal years 2019, 2018 and 2017 and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Expected price volatility	53%	47%	46%
Risk-free interest rate	2.24%	2.79%	1.96%
Expected life	6.3 years	6.3 years	6.3 years
Dividend yield	0%	0%	0%
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

Restricted stock units — The Company grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees typically vest 25% annually on the anniversary of the grant date over 4 years. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense related to RSUs is recognized ratably over the requisite service period. As of February 1, 2020, there was approximately $1.3 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 2.4 years.
RSU activity for the fiscal year ended February 1, 2020, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested at February 2, 2019	314,284	$10.71
Granted	501,141	4.32
Vested	(197,090)	10.34
Forfeited	(184,891)	7.95
Non-Vested at February 1, 2020	433,444	$4.67

Other information related to RSU activity during fiscal 2019, 2018 and 2017 is as follows:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Weighted average grant date fair value of RSUs (per share)	$4.32	$10.83	$9.01
Total fair value of restricted stock units vested (in thousands)	$465	$1,387	$970
Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which was amended in 2006, 2008 and 2016. Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at a 15% discount from fair market value. The Company’s ESPP was originally authorized to issue up to 500,000 shares of common stock. In June 2016, the shareholders ratified the amendment to the Company’s ESPP to increase the number of shares of common stock authorized to be issued under the ESPP by 125,000 shares with an optional annual increase thereafter each January 1 commencing on January 1, 2017 by up to an additional 35,000 shares. During fiscal 2019, 2018 and 2017, there were 104,160, 37,128 and 34,963 shares of common stock, respectively, issued to participants under the ESPP. As of February 1, 2020, the amount authorized under the ESPP was 730,000 with 35,038 shares remaining under the authorization.
Note 7 — Retirement Benefit Plans
401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which provides retirement benefits for eligible employees. The Company matches 100% of the employee’s elective contributions up to 4% of eligible compensation. Prior to January 1, 2018, the Company matched 50% of the employee’s elective contributions up to 6% of eligible compensation. The Company’s matching contributions were approximately $989,000, $904,000 and $585,000 in fiscal 2019, 2018 and 2017, respectively. The Company has the option to make additional contributions to the 401(k) employee benefit plan on behalf of covered employees; however, no such contributions were made in fiscal 2019, 2018 or 2017.
Deferred compensation plan — Deferred Compensation Plan assets and liabilities were $1.9 million at both February 1, 2020 and February 2, 2019, and were recorded in other assets and other liabilities in the consolidated balance sheets. The Company had no matching contributions to this Plan in fiscal 2019 or 2018. The Company’s matching contributions to this Plan were $41,000 in fiscal 2017. The Board of Directors approved the termination of the Deferred Compensation Plan effective September 6, 2019. Any remaining balances in the Deferred Compensation Plan will be paid out one year from the effective date.

Note 8 — Commitments and Contingencies
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
Note 9 — Related Party Transactions
The Company had an agreement with a related party vendor to purchase merchandise inventory. The vendor was considered a related party for financial reporting purposes because its principal owner is the spouse of the Company’s former Vice President of Product Development and Trend. As of June 14, 2019, the vendor is no longer a related party. The table below sets forth selected results related to this vendor, for the time period that the vendor was a related party, in dollars (thousands) and percentages for the periods indicated:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Related Party Vendor
Purchases	$19,577	$54,280	$57,427
Purchases as a percent of total merchandise purchases	7.6%	20.7%	21.5%
Note 10 — Stock Repurchase Plan
On August 22, 2017, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This stock repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the stock repurchase plan at any time. As of February 1, 2020, the Company had approximately $21,000 remaining under the current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019	53 Weeks Ended February 3, 2018
Shares repurchased and retired	807,275	1,650,748	51,923
Share repurchase cost	$3,657	$15,717	$604

Note 11 — Impairment
In connection with the adoption of the new lease accounting standard at the beginning of fiscal 2019, the Company reviewed its store portfolio for possible impairment, as right-of-use assets are now included as part of the long-lived asset group that is evaluated for impairment. As a result of this review, eight stores were identified for which the carrying amounts of the store assets were not expected to be recoverable. As of the beginning of fiscal 2019, the Company recorded an adjustment to increase the opening balance of accumulated deficit by approximately $331,000 for the cumulative effect of the adoption of ASC 842 for right-of-use assets at six of the impaired stores.
The Company recorded an impairment charge of approximately $19.2 million in fiscal 2019 and no impairment charge in fiscal 2018. The current year impairment charge includes $2.9 million for right-of-use asset impairment at nine stores,  $9.9 million for property and equipment at 38 stores for which the carrying value exceed the fair value of the store assets, $0.9 million in excess fixture impairment, $4.7 million in impaired software projects and $0.8 million related to e-commerce distribution center impairment. The total impairment charge, net of tax, for fiscal 2019 was $15.1 million.

Note 12 — New Accounting Pronouncements
New Accounting Pronouncements Recently Adopted
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

The Company adopted this guidance as of the beginning of fiscal 2019, and as a part of that process, made the following elections:

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

Adoption of the new standard had a material impact on the Company’s condensed consolidated balance sheets, statement of shareholders’ equity and related disclosures, and resulted in the recording of additional right-of-use assets and lease liabilities of approximately $295.2 million as of the date of adoption. Right-of-use assets are recorded based upon the present value of remaining operating lease liabilities adjusted for prepaid and deferred rent, including deferred construction allowances from landlords and initial direct costs. The Company also recorded an adjustment to increase the opening balance of accumulated deficit by approximately $331,000 for the cumulative effect of the adoption of ASC 842 for right-of-use assets for stores with impairment indicators at adoption. The standard did not materially impact the Company’s condensed consolidated statements of operations or cash flows.

In August 2018, the FASB issued ASU 2018-15, “Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is A Service Contract” (“ASU 2018-15”). This update clarifies the accounting treatment for fees paid by a customer in a cloud computing arrangement (hosting arrangement) by providing guidance for determining when the arrangement includes a software license. This guidance is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted.  The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance as of the beginning of fiscal 2019 using the prospective adoption method. This guidance could have a material effect on future financial results depending on whether or not the Company implements new software as a service solutions with significant implementation costs, as they would be deferred and expensed over the term of the agreement. The adoption of this guidance did not have a material effect on the Company’s current consolidated financial statements and related disclosures.
New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its future consolidated financial statements and related disclosures.

Note 13 — Quarterly Financial Information (Unaudited)
The following is selected unaudited quarterly financial data for the fiscal years ended February 1, 2020 and February 2, 2019. Each quarterly period listed below was a 13-week accounting period. The sum of the four quarters for any given year may not equal annual totals due to rounding.Summarized quarterly financial results for fiscal 2019 and fiscal 2018 follow (in thousands, except per share amounts:

	Fiscal 2019 Quarter Ended
	May 4, 2019	August 3, 2019	November 2, 2019	February 1, 2020
Net sales	$129,648	$119,885	$144,936	$209,411
Gross profit	36,219	26,573	40,136	62,506
Operating loss	(12,688)	(20,962)	(14,181)	(5,210)
Net loss	(8,921)	(17,120)	(22,306)	(4,918)
Loss per share:
Basic	(0.62)	(1.21)	(1.61)	(0.35)
Diluted	(0.62)	(1.21)	(1.61)	(0.35)

	Fiscal 2018 Quarter Ended
	May 5, 2018	August 4, 2018	November 3, 2018	February 2, 2019
Net sales	$142,454	$133,899	$154,571	$216,147
Gross profit	45,312	36,798	46,653	74,306
Operating (loss) income	(1,620)	(8,961)	(3,618)	19,080
Net (loss) income	(882)	(6,715)	(2,780)	14,157
(Loss) earnings per share:
Basic	(0.06)	(0.43)	(0.18)	0.96
Diluted	(0.06)	(0.43)	(0.18)	0.95
Note 14 — Subsequent Events

Company Response to COVID-19

Subsequent to February 1, 2020, the Company announced actions in response to the continued spread of COVID-19.

On March 16, 2020, as a proactive and cautionary measure, the Company elected to borrow $40.0 million from its 2019 Credit Agreement, leaving its availability under the 2019 Credit Agreement at $21.0 million.

On March 19, 2020, the Company announced the temporary closure of all its stores and the intent to pay employees for the following two weeks. The Company is not currently able to predict the timing of store reopenings, but will continue to monitor the situation. The Company continues to serve customers through its e-commerce channel.

In an effort to further strengthen its financial flexibility and efficiently manage through the pandemic, the Company is proactively taking the following additional actions:

•
Executing a substantial reduction in expenses and capital expenditures.  This includes a significant reduction in forward inventory receipts, advertising expenses, outbound freight expense and corporate expenses.

•
Temporarily reducing base compensation by 20% for vice presidents and above.  The cash compensation of non-employee members of the Board of Directors has been waived for the first quarter of fiscal 2020.

•
Furloughing hourly store associates effective April 2, 2020 until further notice. As circumstances change, the Company will make every effort to bring these associates back to work as soon as possible. Furloughed associates will also be able to apply for unemployment benefits, if eligible.

On March 27, 2020, President Trump signed into law the CARES Act.  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The Company continues to examine the impacts this CARES Act may have on its business.

As of April 4, 2020, the Company had approximately $36.1 million in cash, which includes the $40.0 million borrowed under the 2019 Credit Agreement on March 16, 2020.  While the Company expects this uncertain matter to negatively impact the results of operations, cash flows and financial position of the Company, the related financial impact cannot be reasonably estimated at this time. Based on the plans that the Company has put in place, it expects to be able to meet its obligations as they become due over the coming year.

Store optimization strategy
As part of the Company’s store optimization strategy, the Company permanently closed 27 store locations subsequent to year end.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 1, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2020.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2020 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 1, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information concerning directors, appearing under the caption “Board of Directors” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 24, 2020; information concerning executive officers, appearing under the caption “Item 1. Business — Executive Officers of Kirkland’s” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference in response to this Item 10.
The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, which has been posted on the “Investor Relations” section of our website at https://ir.kirklands.com/profiles/investor/Governance.asp. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

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
The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of February 1, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan	814,957	7.99	2,119,910
Employee Stock Purchase Plan	—	—	35,038
Equity compensation plans not approved by security holders	—	—	—
Total	814,957	$7.99	2,154,948

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) 1. Financial Statements
The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Reports of Independent Registered Public Accounting Firm	39
Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019	40
Consolidated Statements of Operations for the 52 Weeks Ended February 1, 2020, the 52 Weeks Ended February 2, 2019, and the 53 Weeks Ended February 3, 2018	41
Consolidated Statements of Shareholders’ Equity for the 52 Weeks Ended February 1, 2020, the 52 Weeks Ended February 2, 2019, and the 53 Weeks Ended February 3, 2018	42
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 1, 2020, the 52 Weeks Ended February 2, 2019, and the 53 Weeks Ended February 3, 2018	43
Notes to Consolidated Financial Statements	44
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

10.11+*	—	Employment Agreement, effective June 1, 2016, by and between W. Michael Madden and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 3, 2016)

10.12+*	—	Employment Agreement, effective November 28, 2016, by and between Mike Cairnes and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2016)

10.13+*	—	2002 Employee Stock Purchase Plan (as amended and restated, effective June 1, 2016) (Exhibit 10.13 to the Company’s Current Report on Form 10-K for the year ended January 28, 2017)

10.14+*	—	Letter Agreement, effective April 5, 2018, by and between Michael Cairnes and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2018)

10.15+*	—	Letter Agreement, effective April 5, 2018, by and between W. Michael Madden and Kirkland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K dated April 5, 2018)

10.16+*	—	Letter Agreement, effective April 16, 2018, by and between Nicole Strain and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated April 16, 2018)

10.17+*	—	Employment Agreement, effective September 21, 2018, by and between Steve C. Woodward and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2018)

10.18+*	—	Amendment No. 1 to Employment Agreement, effective September 21, 2018, by and between Mike Cairnes and Kirkland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K dated September 24, 2018)

10.19+*	—	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to our Current Report on Form 8-K dated September 24, 2018)

10.20*	—
Logistics Services Agreement dated March 23, 2019, by and between Kirkland’s, Inc. and National Distribution Centers, LLC (Exhibit 10.20 to the Company’s Current Report on Form 10-K for the year ended February 2, 2019)

10.21+*		Letter Agreement, effective March 29, 2019, by and between Michael Cairnes and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated March 29, 2019)

10.22+*		Letter Agreement, effective March 29, 2019, by and between Nicole Strain and Kirkland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K dated March 29, 2019)

10.23+*		Employment Agreement, effective September 18, 2019 by and between Nicole A. Strain and the Company (Exhibit 10.1 to our Current Report on From 8-K dated September 19, 2019)

10.24*
Second Amended and Restated Credit Agreement dated as of December 6, 2019, by and among Kirkland’s Inc., the borrowers and guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2019)

10.25*
Second Amended and Restated Security Agreement dated as of December 6, 2019, by and among Kirkland’s Inc., the other borrowers and guarantors party hereto from time to time and Bank of America, N.A., as Agent (Exhibit 10.2 to our Current Report on Form 8-K dated December 11, 2019)

10.26*		Form of Stock Cancellation Agreement (Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2020)
21.1	—	Subsidiaries of Kirkland’s, Inc.

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	—	Interactive Data File (Annual Report on form 10-K, for the year ended February 1, 2020, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.

+	Management contract of compensatory plan or arrangement.
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
Date: April 10, 2020
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steve C. Woodward	President, Chief Executive Officer and Director	4/10/2020
Steve C. Woodward	(Principal Executive Officer)

/S/ Nicole A. Strain	Chief Financial Officer	4/10/2020
Nicole A. Strain	(Principal Financial and Accounting Officer)

/S/ Steven J. Collins	Director	4/10/2020
Steven J. Collins

/S/ Miles T. Kirkland	Director	4/10/2020
Miles T. Kirkland

/S/ Susan S. Lanigan	Director	4/10/2020
Susan S. Lanigan

/S/ R. Wilson Orr, III	Director	4/10/2020
R. Wilson Orr, III

/S/ Jeffery C. Owen	Director	4/10/2020
Jeffery C. Owen

/S/ Charlie Pleas, III	Director	4/10/2020
Charlie Pleas, III

/S/ Chris L. Shimojima	Director	4/10/2020
Chris L. Shimojima