Form 10-Q
period 2020-05-02
KIRKLAND'S, INC
filed 2020-06-04
CIK 1056285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2020
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

Common Stock, no par value - 14,014,503 shares outstanding as of May 29, 2020.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
KIRKLAND’S, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	May 2,	February 1,	May 4,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$30,140	$30,132	$32,523
Inventories, net	99,075	94,674	90,406
Income taxes receivable	22,014	243	220
Prepaid expenses and other current assets	7,950	6,462	9,378
Total current assets	159,179	131,511	132,527
Property and equipment:
Equipment	20,974	21,390	21,562
Furniture and fixtures	76,892	80,622	81,405
Leasehold improvements	116,311	123,022	126,673
Computer software and hardware	81,038	73,984	70,622
Projects in progress	2,316	6,862	9,925
Property and equipment, gross	297,531	305,880	310,187
Accumulated depreciation	(220,156)	(223,017)	(203,861)
Property and equipment, net	77,375	82,863	106,326
Operating lease right-of-use assets	183,789	200,067	225,100
Deferred income taxes	—	1,525	5,326
Other assets	5,621	6,476	6,144
Total assets	$425,964	$422,442	$475,423
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,876	$59,513	$33,081
Accounts payable to related party vendor	—	—	9,736
Accrued expenses	24,403	28,773	24,011
Operating lease liabilities	50,792	53,154	52,090
Total current liabilities	121,071	141,440	118,918
Operating lease liabilities	188,221	195,736	228,345
Revolving line of credit	40,000	—	—
Other liabilities	6,821	8,311	8,352
Total liabilities	356,113	345,487	355,615
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 2, 2020, February 1, 2020, or May 4, 2019, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 14,014,503; 13,955,826; and 14,224,648 shares issued and outstanding at May 2, 2020, February 1, 2020, and May 4, 2019, respectively	173,219	172,885	170,105
Accumulated deficit	(103,368)	(95,930)	(50,297)
Total shareholders’ equity	69,851	76,955	119,808
Total liabilities and shareholders’ equity	$425,964	$422,442	$475,423
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share data)

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Net sales	$77,247	$129,648
Cost of sales	67,011	83,456
Cost of sales related to merchandise purchased from related party vendor	—	9,973
Cost of sales	67,011	93,429
Gross profit	10,236	36,219
Operating expenses:
Compensation and benefits	18,578	27,056
Other operating expenses	14,567	18,134
Depreciation (exclusive of depreciation included in cost of sales)	1,501	1,839
Asset impairment	3,184	1,878
Total operating expenses	37,830	48,907
Operating loss	(27,594)	(12,688)
Interest expense	220	70
Other income	(120)	(328)
Loss before income taxes	(27,694)	(12,430)
Income tax benefit	(20,256)	(3,509)
Net loss	$(7,438)	$(8,921)

Loss per share:
Basic	$(0.53)	$(0.62)
Diluted	$(0.53)	$(0.62)
Weighted average shares outstanding:
Basic	13,990	14,372
Diluted	13,990	14,372

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 1, 2020	13,955,826	$172,885	$(95,930)	$76,955
Employee stock purchases	34,999	35	—	35
Restricted stock units vested	32,341	—	—	—
Net share settlement of restricted stock units	(8,663)	(8)	—	(8)
Stock-based compensation expense	—	307	—	307
Net loss	—	—	(7,438)	(7,438)
Balance at May 2, 2020	14,014,503	$173,219	$(103,368)	$69,851

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at February 2, 2019	14,504,824	$169,477	$(38,677)	$130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	6,880	68	—	68
Stock-based compensation expense	—	560	—	560
Repurchase and retirement of common stock	(287,056)	—	(2,368)	(2,368)
Net loss	—	—	(8,921)	(8,921)
Balance at May 4, 2019	14,224,648	170,105	(50,297)	119,808

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	13 Weeks Ended
	May 2,	May 4,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,438)	$(8,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,053	7,244
Amortization of debt issue costs	24	14
Asset impairment	3,184	1,878
Cumulative effect of change in accounting principle	—	(331)
Loss on disposal of property and equipment	9	126
Stock-based compensation expense	307	560
Deferred income taxes	1,525	(3,623)
Changes in assets and liabilities:
Inventories, net	(4,401)	(5,972)
Prepaid expenses and other current assets	(1,488)	935
Accounts payable	(14,001)	(7,748)
Accounts payable to related party vendor	—	1,570
Accrued expenses	(4,361)	(3,764)
Income taxes receivable	(21,780)	(13)
Operating lease assets and liabilities	5,627	(2,086)
Other assets and liabilities	(925)	934
Net cash used in operating activities	(37,665)	(19,197)

Cash flows from investing activities:
Proceeds from sale of property and equipment	98	—
Capital expenditures	(2,452)	(3,926)
Net cash used in investing activities	(2,354)	(3,926)

Cash flows from financing activities:
Borrowings on revolving line of credit	40,000	—
Cash used in net share settlement of restricted stock	(8)	—
Employee stock purchases	35	68
Repurchase and retirement of common stock	—	(2,368)
Net cash provided by (used in) financing activities	40,027	(2,300)

Cash and cash equivalents:
Net increase (decrease)	8	(25,423)
Beginning of the period	30,132	57,946
End of the period	$30,140	$32,523

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$2,217	$2,097
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	295,240
(Decrease) increase of operating lease liabilities from new or modified leases	(1,106)	3,389
The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Nature of Business - Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 405 stores in 36 states as of May 2, 2020, as well as an e-commerce enabled website, www.kirklands.com.

Principles of consolidation - The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2020.

Novel coronavirus (“COVID-19”) - The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which has negatively affected the Company’s business operations. As a result, if the pandemic persists or worsens, accounting estimates and assumptions could be impacted in subsequent interim reports and upon final determination at year-end, and it is reasonably possible such changes could be significant, although the potential effects cannot be estimated at this time.

On March 19, 2020, the Company closed all of its retail store locations in response to the COVID-19 pandemic. The Company took a number of actions to mitigate the impact of the decreased sales due to the COVID-19 related store closures including:

•	Cancelled orders and delayed merchandise receipts to manage inventory levels, and extended payment terms with product and non-product vendors to improve working capital.

•	After paying all store team members during the first two weeks of the closure, furloughed all part-time store employees and temporarily reduced the pay of full-time managers and key employees.

•	The Company permanently reduced corporate costs including permanent labor reductions, reduced marketing spend and lower corporate headquarters rent.

•	Permanently reduced distribution center indirect labor and furloughed a portion of direct distribution center labor, while further reducing hours to match demand.

•	Significantly reduced transportation expenses with limited deliveries to stores and the delay/reduction of inbound freight receipts.

•	The Company borrowed $40 million on its $75 million revolving credit facility.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carry backs to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also provides for an employee retention payroll tax credit for employers subject to closures due to COVID-19. In addition, the CARES Act permits delayed payment of the employer-portion of social security taxes. The delay applies to social security taxes due on wages paid between the date of enactment of the CARES Act and January 1, 2021 with half of the delayed payroll taxes due by December 31, 2021 and the other half due by December 31, 2022. The Company pursued all relevant measures under the CARES Act during the 13-week period ended May 2, 2020, including net operating loss carry backs, wage credits and payroll tax deferrals in order to improve liquidity. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued.

As of June 4, 2020, 357 of the Company’s stores have reopened to customer traffic and another 43 of the Company’s stores are offering contactless curbside pickup only. The impact of COVID-19 and the related CARES Act have materially impacted the Company’s results of operations for the 13-week period ended May 2, 2020.

The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on customer confidence and spending, all of which are highly uncertain.

Seasonality - The results of the Company’s operations for the 13-week period ended May 2, 2020 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year - The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2020 represents the 52 weeks ending on January 30, 2021 and fiscal 2019 represented the 52 weeks ended on February 1, 2020.

Use of estimates - The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end.

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to, impairment assessments of long-lived assets, inventory reserves, self-insurance reserves and income taxes.

Gift cards - The Company uses the redemption recognition method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the condensed consolidated statements of operations as a component of net sales.

The table below sets forth selected gift card liability information (in thousands) included in accrued expenses in the condensed consolidated balance sheets for the periods indicated:

	May 2, 2020	February 1, 2020	May 4, 2019
Gift card liability, net of estimated breakage	$12,374	$13,128	$11,962

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended
	May 2, 2020	May 4, 2019
Gift card breakage revenue	$157	$279
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,679	2,691

Nasdaq Delisting Notice – On April 24, 2020, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, the Company has an initial period of 180 calendar days to regain compliance. On April 16, 2020, the Nasdaq announced it was providing temporary relief from continued listing bid price requirements through June 30, 2020. Under the relief the Company will have additional time to regain compliance with the listing bid price requirements with the compliance period beginning July 1, 2020. As such, the compliance period for the Company will expire on December 28, 2020. The Company is actively monitoring its stock price and will consider any and all options available to the Company to maintain compliance. The alternatives to trading on the Nasdaq Capital Market or another national securities exchange are generally considered to be less efficient and less broad-based than the national securities exchanges and the liquidity of the Company’s common stock will likely be reduced if we fail to regain compliance with the minimum bid price rule.

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. However, for the 13-week period ended May 2, 2020, the Company determined that the annual effective tax rate could not be reliably estimated due to operational uncertainties related to COVID-19; therefore, the actual effective tax rate for the year-to-date period was deemed to be the best estimate of the annual effective tax rate.

For the 13-week periods ended May 2, 2020 and May 4, 2019, the Company recorded an income tax benefit of 73.1% and 28.2% of the loss before income taxes, respectively. The increase in the tax rate, for the 13-week period ended May 2, 2020, was primarily due to recording a $12.3 million income tax benefit related to the carry back of fiscal 2019 federal net operating losses to prior periods pursuant to the CARES Act. In addition, the Company can also carry back the projected fiscal 2020 loss to years with a 35% statutory tax rate, for an additional income tax benefit of $3.8 million for the 13-week period ended May 2, 2020. These benefits were partially offset by a $2.2 million increase in the Company’s valuation allowance against deferred tax assets, primarily related to state net operating loss carry forwards, due to uncertainty regarding their realization.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made.

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.2 million shares and 1.5 million shares for the 13-week periods ended May 2, 2020 and May 4, 2019, respectively.

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

The Company maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis. The Board of Directors approved the termination of the Deferred Compensation Plan effective September 6, 2019. Any remaining balances in the Deferred Compensation Plan will be paid out one year from the effective date. Deferred Compensation Plan assets and liabilities were approximately $1.6 million, $1.9 million and $1.8 million as of May 2, 2020, February 1, 2020 and May 4, 2019, respectively, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets as of February 1, 2020 and May 4, 2019 and in prepaid expenses and other current assets and accrued expenses as of May 2, 2020.

The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions that would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. See Note 10 to the condensed consolidated financial statements for further discussion.

Note 5 - Commitments and Contingencies
The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.
The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties are currently engaging in discovery, and the Plaintiff has until November 9, 2020, to file for class certification. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.
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

	13-Week Period Ended
	May 2, 2020	May 4, 2019
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$307	$560
Stock options granted	—	430,493
Restricted stock units granted	980,421	215,245

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

	13-Week Period Ended
	May 2, 2020	May 4, 2019
Related Party Vendor:
Purchases	$—	$13,400
Purchases as a percent of total merchandise purchases	—%	24.1%

Note 8 - Stock Repurchase Plan
On September 24, 2018, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of May 2, 2020, the Company had approximately $21,000 remaining under the current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended
	May 2, 2020	May 4, 2019
Shares repurchased and retired	—	287,056
Share repurchase cost	$—	$2,368

Note 9 - Senior Credit Facility
On December 6, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaces the Company’s Amended and Restated Credit Agreement dated as of August 19, 2011, as amended by that Joinder and First Amendment to Amended and Restated Credit Agreement dates as of February 26, 2016 (the “2016 Credit Agreement”) and, together with the 2019 Credit Agreement, the (“Credit Agreements”). Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extends its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under the Credit Agreements bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

The Company is subject to a Second Amended and Restated Security Agreement (the “Security Agreement”) with its lender. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreements.

As of May 2, 2020, the Company was in compliance with the covenants in the 2019 Credit Agreement. Under the 2019 Credit Agreement, there was $40 million of outstanding borrowings and a $500,000 letter of credit outstanding, with approximately $22.6 million available for borrowing, as of May 2, 2020.

Note 10 - Impairments
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
In connection with the adoption of the new lease accounting standard at the beginning of fiscal 2019, the Company reviewed its store portfolio for possible impairment, as the new right-of-use assets were included as part of the long-lived asset group that was evaluated for impairment. As of the beginning of fiscal 2019, the Company recorded an adjustment to increase the opening balance of accumulated deficit by approximately $0.3 million for the cumulative effect of the adoption of ASC 842 for right-of-use assets at six of the impaired stores.
During the 13-week period ended May 2, 2020, the Company recorded an impairment charge of approximately $1.0 million for right-of-use asset impairment at six stores. The Company also recorded an impairment charge totaling approximately $2.2 million and $1.9 million for the 13-week periods ended May 2, 2020 and May 4, 2019, respectively, for leasehold improvements, fixtures and equipment at 16 stores and 8 stores, respectively, for which the carrying values exceed the respective fair values for these assets. The total impairment charge, net of tax, for the 13-week periods ended May 2, 2020 and May 4, 2019 was $2.4 million and $1.4 million, respectively.
Note 11 - New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement,” which amends the disclosure requirements for fair value measurements by removing, modifying and adding certain disclosures. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR) related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

Note 12 - Subsequent Events

On June 3, 2020 the Company repaid $20 million of the $40 million of borrowings that were outstanding under the 2019 Credit Agreement as of May 2, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the Securities and Exchange Commission on April 10, 2020 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A - “Risk Factors”.

Introduction

We are a specialty retailer of home décor in the United States, operating 405 stores in 36 states as of May 2, 2020, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, wall décor, art, textiles, mirrors, fragrances, lamps and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers an engaging shopping experience characterized by casual, comfortable merchandise with a southern feel and a modern flair at a discernible value. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience has led us to develop a loyal customer base.

Impact of COVID-19 Pandemic on our Business
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The pandemic and these containment and mitigation measures have led to adverse impacts on the U.S. and global economies. From a more macro-economic perspective, there continues to be significant uncertainties associated with the COVID-19 pandemic, including with respect to the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities and private businesses to attempt to contain the COVID-19 outbreak or to mitigate its impact; the extent and duration of social distancing and the adoption of shelter-in-place orders; and the ongoing impact of COVID-19 on business and economic activity.
The COVID-19 pandemic has impacted our business operations and results of operations for the first quarter of 2020 as described in more detail under “13-Week Period Ended May 2, 2020 Compared to the 13-Week Period Ended May 4, 2019” below, due to decreased customer traffic and retail store closures. The evolving COVID-19 pandemic could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.
On March 19, 2020, the Company closed all of its retail store locations in response to the COVID-19 pandemic. The Company took a number of actions to mitigate the impact of the decreased sales due to the COVID-19 related store closures including:

•	Canceled orders and delayed merchandise receipts to manage inventory levels, and extended payment terms with product and non-product vendors to improve working capital.

•	After paying all store team members during the first two weeks of the closure, furloughed all part-time store employees and temporarily reduced the pay of full-time managers and key employees.

•	The Company permanently reduced corporate costs including permanent labor reductions, reduced marketing spend and lower corporate headquarters rent.

•	Permanently reduced distribution center indirect labor and furloughed a portion of direct distribution center labor, while further reducing hours to match demand.

•	Significantly reduced transportation expenses with limited deliveries to stores and the delay/reduction of inbound freight receipts.

•	The Company borrowed $40 million on its $75 million revolving credit facility.

On March 27, 2020, the CARES was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carry backs to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also provides for an employee retention payroll tax credit for employers subject to closures due to COVID-19. In addition, the CARES Act permits delayed payment of the employer-portion of social security taxes. The delay applies to social security taxes due on wages paid between the date of enactment of the CARES Act and January 1, 2021 with half of the delayed payroll taxes due by December 31, 2021 and the other half due by December 31, 2022. The Company pursued all relevant measures under the CARES Act during the 13-week period ended May 2, 2020 including net operating loss carry backs, wage credits and payroll tax deferrals in order to improve liquidity.

As of June 4, 2020, 357 of our stores have reopened to customer traffic and 43 of our stores are offering contactless curbside pickup only. The impact of COVID-19 and the related CARES Act have materially impacted the Company’s results of operations for the 13-week period ended May 2, 2020.

There are numerous uncertainties surrounding the crisis and its impact on our business, as further described in Part II Item 1A – Risk Factors, which make it difficult to predict the impact on our business, financial position, or results of operations for the remainder of fiscal 2020 and beyond.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, and gift card breakage revenue and excludes sales taxes. We use comparable store sales to measure sales increases or decreases from stores that have been open for at least 13 full fiscal months. Prior to fiscal 2020, stores closed during the year are included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. In fiscal 2020, we changed our comparable sales calculation to remove closed stores from the calculation the day after the store closes. Relocated stores are removed from the comparable store base when the existing store closes, and the new replacement store is added into the comparable store sales calculation after 13 full fiscal months of activity. E-commerce store sales, including shipping revenue, are included in consolidated comparable store sales. Increases in comparable store sales are an important factor in maintaining or increasing the profitability of existing stores.

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

Store Optimization

As part of our store optimization strategy, which includes exiting unprofitable stores and shrinking the store base over the next several years, we closed 27 store locations in the first 13 weeks of fiscal 2020, and we do not plan to open any new stores in fiscal 2020. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures as we execute our store optimization strategy over the next several years.

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended
	May 2, 2020	May 4, 2019
New stores opened during the period	—	3
Stores closed during the period	27	—
(Decrease) increase in store units	(6.0)%	1.4%
(Decrease) increase in store square footage	(5.7)%	2.2%

The following table summarizes our open stores and square footage under lease:

	May 2, 2020	May 4, 2019
Number of stores	405	431
Square footage	3,232,851	3,429,577
Average square footage per store	7,982	7,957

13-Week Period Ended May 2, 2020 Compared to the 13-Week Period Ended May 4, 2019

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 2, 2020		May 4, 2019		Change
	$	%	$	%	$	%
Net sales	$77,247	100.0%	$129,648	100.0%	$(52,401)	(40.4)%
Cost of sales	67,011	86.7	93,429	72.1	(26,418)	(28.3)
Gross profit	10,236	13.3	36,219	27.9	(25,983)	(71.7)
Operating expenses:
Compensation and benefits	18,578	24.1	27,056	20.9	(8,478)	(31.3)
Other operating expenses	14,567	18.9	18,134	14.0	(3,567)	(19.7)
Depreciation (exclusive of depreciation included in cost of sales)	1,501	1.9	1,839	1.4	(338)	(18.4)
Asset impairment	3,184	4.1	1,878	1.4	1,306	69.5
Total operating expenses	37,830	49.0	48,907	37.7	(11,077)	(22.6)
Operating loss	(27,594)	(35.7)	(12,688)	(9.8)	(14,906)	117.5
Interest expense	220	0.3	70	0.1	150	214.3
Other income	(120)	(0.1)	(328)	(0.3)	208	(63.4)
Loss before income taxes	(27,694)	(35.9)	(12,430)	(9.6)	(15,264)	122.8
Income tax benefit	(20,256)	(26.3)	(3,509)	(2.7)	(16,747)	477.3
Net loss	$(7,438)	(9.6)%	$(8,921)	(6.9)%	$1,483	(16.6)%

Net sales. Net sales decreased 40.4% to $77.2 million for the first 13 weeks of fiscal 2020 compared to $129.6 million for the prior year period. Comparable sales, including e-commerce sales, decreased 38.8%, or $48.7 million for the first 13 weeks of fiscal 2020 compared to the prior year period. In addition, permanent store closures in the first 13 weeks of fiscal 2020 contributed $3.7 million to the decrease in net sales. Comparable sales, including e-commerce sales, decreased 10.7% in the prior year period. For the first 13 weeks of fiscal 2020, e-commerce comparable sales increased 32.3%, while comparable store sales at brick-and-mortar stores decreased 52.1%. For brick-and-mortar stores, the comparable store sales decrease was primarily due to a decrease in store traffic, which was caused by the temporary closure of our stores as we responded to the effects of COVID-19. For e-commerce, comparable sales benefited from an increase in website traffic, especially in the second half of the quarter when the retail stores were closed, partially offset by a decrease in average ticket. The comparable store sales decrease for the first 13 weeks of fiscal 2020 was across all merchandise categories due to the temporary store closures.

Gross profit. Gross profit as a percentage of net sales decreased 1460 basis points from 27.9% in the first 13 weeks of fiscal 2019 to 13.3% in the first 13 weeks of fiscal 2020. The overall decrease in gross profit margin was due to sales deleverage of fixed costs especially related to store occupancy expenses, a decline in merchandise margin and increased outbound freight costs. Store occupancy and depreciation costs increased approximately 810 basis points as a percentage of net sales, due to sales deleverage. Merchandise margin decreased approximately 320 basis points from 54.7% in the first 13 weeks of fiscal 2019 to 51.4% in the first 13 weeks of fiscal 2020 mainly due to the higher mix of e-commerce sales. Outbound freight costs, which include e-commerce shipping, increased approximately 280 basis points as a percentage of net sales, which was driven by an increase in e-commerce sales and the related shipping costs, partially offset by a decrease in store transportation expenses due to limited deliveries to the stores.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 320 basis points from 20.9% in the first 13 weeks of fiscal 2019 to 24.1% in the first 13 weeks of fiscal 2020, primarily due to sales deleverage of both store and corporate payroll expenses, as well as corporate severance agreements, partially offset by employee retention payroll tax credits available under the CARES Act. The $8.5 million decrease in compensation and benefits over the prior year period is mainly due to paying all store team members during the first two weeks of store closures, and then furloughing all part-time store employees and temporarily reducing the pay of full-time managers and key employees as well as a $1.4 million expense reduction due to employee retention payroll tax credits provided for in the CARES Act.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 490 basis points from 14.0% in the first 13 weeks of fiscal 2019 to 18.9% in the first 13 weeks of fiscal 2020. The increase as a percentage of net sales was primarily due to sales deleverage in multiple categories including advertising expenses. The decrease of $3.6 million from the prior year period was due to cost savings initiatives during the second half of the quarter and variable cost reductions including credit card processing fees.

Asset impairment. During the first 13 weeks of fiscal 2020, we recorded an impairment charge of approximately $1.0 million for right-of-use asset impairment at six stores. We also recorded an impairment charge totaling approximately $2.2 million and $1.9 million for the 13-week periods ended May 2, 2020 and May 4, 2019, respectively, for leasehold improvements, fixtures and equipment at 16 stores and 8 stores, respectively, for which the carrying values exceed the respective fair values for these assets.

Income tax benefit. For the 13-week periods ended May 2, 2020 and May 4, 2019, we recorded an income tax benefit of 73.1% and 28.2% of the loss before income taxes, respectively. The increase in the tax rate, for the first 13 weeks of fiscal 2020, compared to the prior year period was primarily due to recording a $12.3 million income tax benefit related to the carry back of fiscal 2019 federal net operating losses to prior periods pursuant to the CARES Act. In addition, we can also carry back the projected fiscal 2020 loss to years with a 35% statutory tax rate, for an additional income tax benefit of $3.8 million for the first 13 weeks of fiscal 2020. These benefits were partially offset by a $2.2 million increase in our valuation allowance against deferred tax assets, primarily related to state net operating loss carry forwards, due to uncertainty regarding their realization.

Net loss and loss per share. We reported a net loss of $7.4 million, or $0.53 per diluted share, for the first 13 weeks of fiscal 2020 as compared to a net loss of $8.9 million, or $0.62 per diluted share, for the first 13 weeks of fiscal 2019.

Non-GAAP Financial Measures

Adjusted net loss and adjusted loss per share. To supplement our unaudited consolidated condensed financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including adjusted loss and adjusted diluted loss per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP measures, in evaluating our operational performance.

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

The following table shows a reconciliation net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share for the 13 weeks ended May 2, 2020 and May 4, 2019:

	13-Week Period Ended
	May 2, 2020	May 4, 2019
Net loss	$(7,438)	$(8,921)
One-time and non-cash special items:
Lease negotiation and termination costs, net of tax (1)	745	—
Gain on lease termination, net of tax (2)	(935)	—
Closed store shrink and repair costs, net of tax (3)	162	—
Total special items in cost of sales	(28)	—
Corporate lease negotiation fees, net of tax (4)	102
Severance charges, net of tax (5)	802	182
Total special items in operating expenses excluding depreciation and asset impairment	904	182
Asset impairment, net of tax (6)	2,427	1,350
Tax valuation allowance (7)	2,196	—
CARES Act - net operating loss carry back (8)	(16,086)	—
Total special items, net of tax	(10,587)	1,532
Adjusted net loss	$(18,025)	$(7,389)

Diluted loss per share	$(0.53)	$(0.62)
Adjusted diluted loss per share	$(1.29)	$(0.51)

Diluted weighted average shares outstanding	13,990	14,372

(1)	Costs associated with third-party negotiated rent reductions and lease termination fees paid to landlords for store closings.

(2)
The gain on lease termination during the 13-week period ended May 2, 2020, relates to two closed stores where the removal of the operating lease liabilities and operating lease right-of-use assets resulted in a gain.

(3)	Costs associated with permanent closed store inventory shrinkage and repair costs.

(4)	Corporate lease negotiation fees associated with rent reduction.

(5)	Severance charges include expenses related to all severance agreements. This also includes permanent store closure compensation costs.

(6)
During the 13-week period ended May 2, 2020, the Company recorded an impairment charge of approximately $1.0 million for right-of-use asset impairment at six stores. The Company also recorded an impairment charge totaling approximately $2.2 million and $1.9 million for the 13-week periods ended May 2, 2020 and May 4, 2019, respectively, for leasehold improvements, fixtures and equipment at 16 stores and 8 stores, respectively, for which the carrying value exceed the fair value of these assets. The total impairment charge, net of tax, for the 13-week periods ended May 2, 2020 and May 4, 2019 was $2.4 million and $1.4 million, respectively.

(7)
The Company recorded an additional valuation allowance against deferred tax assets of $2.2 million for the 13-week period ended May 2, 2020, primarily related to state net operating loss carry forwards, due to uncertainty regarding their realization.

(8)	The Company recorded an income tax benefit related to the carry back of fiscal 2019 and estimated fiscal 2020 federal net operating losses to prior periods included in the CARES Act.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $37.7 million during the first 13 weeks of fiscal 2020 as compared to approximately $19.2 million for the first 13 weeks of fiscal 2019. Cash flows from operating activities depend heavily on operating performance and changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash used in operations as compared to the prior year period was due to cash used to continued to pay operating expenses while the stores were temporarily closed for approximately half of the quarter due to the COVID-19 pandemic.

We recorded a $12.3 million income tax benefit for the first 13 weeks of fiscal 2020 related to the carry back of fiscal 2019 federal net operating losses to prior periods pursuant to the CARES Act which should be refunded to us as soon as it is processed by the Internal Revenue Service. We recorded an additional benefit of $3.8 million during the first 13 weeks of fiscal 2020, as we will also be able to carry back the projected fiscal 2020 loss to years with a 35% statutory tax rate that should be refunded at a later date.

Cash flows from investing activities. Net cash used in investing activities for the first 13 weeks of fiscal 2020 consisted of $2.5 million in capital expenditures slightly offset by proceeds from the sale of equipment of $0.1 million as compared to $3.9 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	13-Week Period Ended
	May 2, 2020	May 4, 2019
Distribution center and supply chain enhancements	$1,848	$794
Technology and omni-channel projects	416	994
Existing stores	148	414
New stores	—	1,646
Corporate	40	78
Total capital expenditures	$2,452	$3,926

The capital expenditures in the current year period related primarily to distribution center and supply chain enhancements and technology and omni-channel projects. Capital expenditures in the prior year period related primarily to the opening of three new stores during the period, technology and omni-channel projects and distribution center and supply chain enhancements.

Cash flows from financing activities. Net cash provided by financing activities was approximately $40.0 million for the first 13 weeks of fiscal 2020 compared to net cash used in financing activities of $2.3 million for the first 13 weeks of fiscal 2019. In the first 13 weeks of fiscal 2020, we borrowed $40.0 million under our revolving credit facility. In the first 13 weeks of fiscal 2019, net cash used in financing activities was primarily related to the repurchase and retirement of common stock pursuant to our stock repurchase plan.
Senior credit facility. On December 6, 2019, we entered into the 2019 Credit Agreement with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaces the 2016 Credit Agreement. Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extends its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under the Credit Agreements bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.
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
The Company is subject to a Security Agreement with its lender. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreements.

As of May 2, 2020, we were in compliance with the covenants in the 2019 Credit Agreement. Under the 2019 Credit Agreement, there was $40 million of outstanding borrowings and a $500,000 letter of credit outstanding, with approximately $22.6 million available for borrowing, as of May 2, 2020.

As of May 2, 2020, our balance of cash and cash equivalents was approximately $30.1 million. We believe that the combination of our cash balances, cash flow from operations and availability under our 2019 Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

On June 3, 2020 we repaid $20 million of the $40 million of borrowings that were outstanding under the 2019 Credit Agreement as of May 2, 2020.
Stock repurchase plan. On September 24, 2018, we announced that our Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. As of May 2, 2020, we had approximately $21,000 remaining under our current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended
	May 2, 2020	May 4, 2019
Shares repurchased and retired	—	287,056
Share repurchase cost	$—	$2,368

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

	13-Week Period Ended
	May 2, 2020	May 4, 2019
Related Party Vendor:
Purchases	$—	$13,400
Purchases as a percent of total merchandise purchases	—%	24.1%
Cost of sales	$—	$9,973
Payable amounts outstanding at fiscal period-end	—	9,736

Contractual Obligations

Not applicable to smaller reporting companies.

Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies during fiscal 2020. Refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 10, 2020 for a summary of our critical accounting policies.

New Accounting Pronouncements
See Note 11, New Accounting Pronouncements, to the condensed consolidated financial statements for recently adopted accounting pronouncements.

Nasdaq Delisting Notice

On April 24, 2020, we received a letter (“Notice”) from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5550(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days.

Nasdaq Listing Rule 5810(c)(3)(A) provides 180 calendar days to regain compliance. On April 16, 2020, Nasdaq announced it was providing temporary relief from continued listing bid price requirements through June 30, 2020. Under the relief the Company will have additional time to regain compliance with the listing bid price requirements with the compliance period beginning July 1, 2020. As such, the compliance period for us will expire on December 28, 2020. To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of ten (10) consecutive business days.

If we do not regain compliance by December 28, 2020, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the staff of Nasdaq (the “Staff”) that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, could result in a loss of current or future coverage by certain sell-side analysts and might deter certain institutions and persons from investing in our securities at all. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects. We will consider available options to resolve the deficiencies and regain compliance with all applicable Nasdaq Listing Rules.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q are “forward-looking statements” made pursuant to these provisions. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “should,” “likely to,” “forecasts,” “strategy,” “goal,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects,” and similar expressions, may identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including, without limitation, the impact of public health issues, such as the current global pandemic of COVID-19, which could cause actual results to differ materially from the results projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
The risk factors listed below and in the other sections of this Form 10-Q provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.These forward-looking statements speak only as of the date of this report, and, except as required by law, we undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.
We caution readers that the following important risk factors, among others, have in the past, in some cases, affected and could in the future affect our actual results of operations and cause our actual results to differ materially from the results expressed in any forward-looking statements made by us or on our behalf.

•	If we fail to identify, develop and successfully implement immediate action plans and longer-term strategic initiatives, our financial performance could be negatively impacted.

•	If we are unable to successfully maintain, improve and grow a best-in-class omni-channel experience for our customers, it could adversely affect our sales, results of operations and reputation.

•
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

•	We may not be able to successfully respond to technological change, our website could become obsolete and our financial results and conditions could be adversely affected.

•	If we fail to maintain a positive social media brand perception, it could have a negative impact on our operations, financial results and reputation.

•	If we do not generate sufficient cash flow from operations, we may not be able to implement our business strategies and fund our obligations.

•
Insufficient cash flows from operations could result in the substantial utilization of our secured revolving credit facility or similar financing, which may limit our ability to conduct certain activities.

•	The uncertainty regarding the potential phase-out of the London Interbank Offered Rate (“LIBOR”) could adversely impact our results of operations and cash flows.

•	We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.

•	Our results could be negatively impacted if our merchandise offering suffers a substantial impediment to its reputation due to real or perceived quality issues.

•	Our business depends upon hiring, training and retaining qualified employees.

•	Weather conditions could adversely affect our sales and/or profitability by affecting consumer shopping patterns.

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

•	Our business could suffer if a manufacturer fails to use acceptable labor and environmental practices.

•
Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation; the expansion of our e-commerce business has inherent cybersecurity risks that may result in business disruptions.

•	Our hardware and software systems are vulnerable to damage that could harm our business.

•	We depend on key personnel, and, if we lose the services of any member of our senior management team, we may not be able to run our business effectively.

•	Our charter and bylaw provisions and certain provisions of Tennessee law may make it difficult in some respects to cause a change in control of Kirkland’s and replace incumbent management.

•	If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results.

•	The market price for our common stock might be volatile and could result in a decline in the value of your investment.

•	If we fail to remain in compliance with The NASDAQ Stock Market LLC (“Nasdaq”) listing requirements, our common stock could be delisted.
There have been no material changes to our risk factors listed above, which were previously disclosed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, except for the updates set forth in Part II Item 1A - Risk Factors of this Form 10-Q regarding the impacts of the COVID-19 pandemic and listing requirements or standards of the NASDAQ Global Select Market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Both our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of May 2, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.
The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is not yet set. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties are currently engaging in discovery, and the Plaintiff has until November 9, 2020, to file for class certification. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.
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
ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I - Item 2 of this report, you should carefully consider the risk factors below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 1, 2020, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 global pandemic has had and is expected to continue to have an adverse impact on our business, financial condition, results of operations and liquidity.
The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic will continue to have a material impact on our business, including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and scope of the pandemic, which are uncertain and cannot be predicted, including the effect on our suppliers and disruptions to the global supply chain; our ability to sell and provide our products, including as a result of travel restrictions and people working from home; restrictions or disruptions to transportation, including reduced availability of ground or air transport; and the willingness or ability of our customers to pay for our services and products.
As a result of the COVID-19 global pandemic, and in response to government mandates or recommendations made by governmental or other authorities, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed our retail stores. While some have reopened with shorter operating hours or contactless curbside pickup, others have still not reopened. We also may face longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and increasingly stringent governmental restrictions including public health directives, quarantine policies or social distancing measures. As a result, the COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our financial results.

We expect the negative impact of the COVID-19 pandemic to lead to continued net sales decreases due to our retail store closures. Reduced retail sales or additional temporary store closures would further negatively affect our results of operations and liquidity.
In addition, consumer fears about being exposed to or contracting the disease may continue, which will continue to adversely affect traffic to our stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the significant economic downturn, job less, and lower discretionary income resulting from the COVID-19 global pandemic. This may negatively impact sales in our stores and our e-commerce channel. The continued significant reduction in consumer visits to, and spending at, our stores, caused by COVID-19, and any decreased spending online caused by decreased consumer confidence and spending following the pandemic, has and may continue to result in loss of sales, profits and other material adverse effects.
The COVID-19 global pandemic also has the potential to significantly impact our supply chain if the factories, suppliers, distribution centers, logistics operators and or other service providers that we rely upon are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products.
In addition, the impact of COVID-19 on macroeconomic conditions may impact the proper functioning of financial and capital markets, foreign currency exchange rates, commodity prices and interest rates. Even after the COVID-19 global pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.
The continued disruption of global financial markets as a result of the COVID-19 global pandemic could have a negative impact on our ability to access capital in the future.
The extent of the impact of the COVID-19 global pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic.
We may not be able to comply with all applicable listing requirements or standards of the NASDAQ Global Select Market and Nasdaq could delist our common stock.

Our common stock is currently listed on the NASDAQ Global Select Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards. One such requirement is that we maintain a minimum bid price of at least $1.00 per share for our common stock. For example, in April 2020, we received Notice from the Listing Qualifications Department of Nasdaq advising us that for 30 consecutive trading days preceding the date of the Notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”).

Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar day period following the date of the Notice the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market, absent noncompliance with any other requirement for continued listing. On April 16, 2020, Nasdaq announced it was providing temporary relief from continued listing bid price requirements through June 30, 2020. Under the relief we will have additional time to regain compliance with the listing bid price requirements with the compliance period beginning July 1, 2020. As such, the compliance period for us will expire on December 28, 2020.

If we do not regain compliance with the Minimum Bid Price Requirement within an allotted grace period, then under Nasdaq Listing Rule 5810(c)(3)(A)(i) we may transfer to The Nasdaq Capital Market, provided that we meet the applicable market value of the publicly held shares requirement for continued listing as well as all other standards for initial listing of our common stock on The Nasdaq Capital Market and we notify Nasdaq of our intention to cure the deficiency during a second grace period. Following a transfer to The Nasdaq Capital Market, we may be afforded an additional 180-days to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance with the Minimum Bid Price Requirement within the allotted grace period, our shares of common stock would be subject to delisting. In the event that our common stock is not eligible for continued listing on Nasdaq or another national securities exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if our stock is not listed on a major exchange.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On September 24, 2018, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock.  Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.

The Company repurchased no shares of common stock during the13-week period ended May 2, 2020. As of May 2, 2020, the Company had approximately $21,000 remaining under the current stock repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended May 2, 2020, furnished in XBRL (eXtensible Business Reporting Language))

* Incorporated by reference.
+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 4, 2020	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer
Date: June 4, 2020	/s/ Nicole A. Strain
Nicole A. Strain Executive Vice President and Chief Financial Officer