Form 10-Q
period 2020-08-01
KIRKLAND'S, INC
filed 2020-09-03
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 1, 2020

or

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

Common Stock, no par value – 14,248,104 shares outstanding as of August 28, 2020.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 1,	February 1,	August 3,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$27,565	$30,132	$14,650
Inventories, net	77,078	94,674	108,233
Income taxes receivable	6,162	243	465
Prepaid expenses and other current assets	8,467	6,462	8,197
Total current assets	119,272	131,511	131,545
Property and equipment:
Equipment	20,732	21,390	21,575
Furniture and fixtures	74,716	80,622	81,184
Leasehold improvements	113,086	123,022	126,812
Computer software and hardware	81,931	73,984	72,121
Projects in progress	2,730	6,862	10,791
Property and equipment, gross	293,195	305,880	312,483
Accumulated depreciation	(220,519)	(223,017)	(209,917)
Property and equipment, net	72,676	82,863	102,566
Operating lease right-of-use assets	165,393	200,067	219,648
Deferred income taxes	—	1,525	9,010
Other assets	5,925	6,476	6,229
Total assets	$363,266	$422,442	$468,998
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,890	$59,513	$60,537
Accrued expenses	29,056	28,773	24,646
Operating lease liabilities	49,034	53,154	53,561
Total current liabilities	114,980	141,440	138,744
Operating lease liabilities	180,180	195,736	218,700
Other liabilities	7,294	8,311	9,148
Total liabilities	302,454	345,487	366,592
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at August 1, 2020, February 1, 2020, and August 3, 2019, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 14,240,081; 13,955,826; and 13,961,029 shares issued and outstanding at August 1, 2020, February 1, 2020, and August 3, 2019, respectively	173,543	172,885	170,869
Accumulated deficit	(112,731)	(95,930)	(68,463)
Total shareholders’ equity	60,812	76,955	102,406
Total liabilities and shareholders’ equity	$363,266	$422,442	$468,998

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	$124,722	$119,885	$201,969	$249,533
Cost of sales	89,002	88,536	156,013	171,992
Cost of sales related to merchandise purchased from related party vendor	—	4,776	—	14,749
Cost of sales	89,002	93,312	156,013	186,741
Gross profit	35,720	26,573	45,956	62,792
Operating expenses:
Compensation and benefits	20,236	27,162	38,814	54,218
Other operating expenses	13,594	16,656	28,161	34,790
Depreciation (exclusive of depreciation included in cost of sales)	1,569	1,736	3,070	3,575
Asset impairment	5,666	1,981	8,850	3,859
Total operating expenses	41,065	47,535	78,895	96,442
Operating loss	(5,345)	(20,962)	(32,939)	(33,650)
Interest expense	169	68	389	138
Other income	(66)	(226)	(186)	(554)
Loss before income taxes	(5,448)	(20,804)	(33,142)	(33,234)
Income tax expense (benefit)	3,915	(3,684)	(16,341)	(7,193)
Net loss	$(9,363)	$(17,120)	$(16,801)	$(26,041)

Loss per share:
Basic	$(0.66)	$(1.21)	$(1.20)	$(1.83)
Diluted	$(0.66)	$(1.21)	$(1.20)	$(1.83)
Weighted average shares outstanding:
Basic	14,123	14,110	14,057	14,241
Diluted	14,123	14,110	14,057	14,241

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 1, 2020	13,955,826	$172,885	$(95,930)	$76,955
Employee stock purchases	34,999	35	—	35
Restricted stock units vested	32,341	—		—
Net share settlement of restricted stock	(8,663)	(8)		(8)
Stock-based compensation expense	—	307	—	307
Net loss	—	—	(7,438)	(7,438)
Balance at May 2, 2020	14,014,503	173,219	(103,368)	69,851
Restricted stock units vested	230,688	—	—	—
Net share settlement of restricted stock	(5,110)	(5)	—	(5)
Stock-based compensation expense	—	329	—	329
Net loss	—	—	(9,363)	(9,363)
Balance at August 1, 2020	14,240,081	$173,543	$(112,731)	$60,812

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 2, 2019	14,504,824	$169,477	$(38,677)	$130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	6,880	68	—	68
Stock-based compensation expense	—	560	—	560
Repurchase and retirement of common stock	(287,056)	—	(2,368)	(2,368)
Net loss	—	—	(8,921)	(8,921)
Balance at May 4, 2019	14,224,648	170,105	(50,297)	119,808
Employee stock purchases	22,354	77	—	77
Restricted stock units vested	70,725	—	—	—
Net share settlement of restricted stock	(10,792)	(44)	—	(44)
Stock-based compensation expense	—	731	—	731
Repurchase and retirement of common stock	(345,906)	—	(1,046)	(1,046)
Net loss	—	—	(17,120)	(17,120)
Balance at August 3, 2019	13,961,029	$170,869	$(68,463)	$102,406

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26 Weeks Ended
	August 1,	August 3,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,801)	$(26,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	11,986	14,295
Amortization of debt issue costs	48	27
Asset impairment	8,850	3,859
Cumulative effect of change in accounting principle	—	(331)
(Gain) loss on disposal of property and equipment	(28)	139
Stock-based compensation expense	636	1,291
Deferred income taxes	1,525	(7,307)
Changes in assets and liabilities:
Inventories, net	17,596	(23,799)
Prepaid expenses and other current assets	(2,005)	2,116
Accounts payable	(21,608)	19,438
Accounts payable to related party vendor	—	(8,166)
Accrued expenses	315	(2,428)
Income taxes receivable	(5,951)	(959)
Operating lease assets and liabilities	8,683	(4,295)
Other assets and liabilities	(414)	635
Net cash provided by (used in) operating activities	2,832	(31,526)

Cash flows from investing activities:
Proceeds from sale of property and equipment	154	—
Capital expenditures	(5,560)	(8,457)
Net cash used in investing activities	(5,406)	(8,457)

Cash flows from financing activities:
Borrowings on revolving line of credit	40,000	—
Repayments on revolving line of credit	(40,000)	—
Refinancing costs	(15)	—
Cash used in net share settlement of restricted stock	(13)	(44)
Employee stock purchases	35	145
Repurchase and retirement of common stock	—	(3,414)
Net cash provided by (used in) financing activities	7	(3,313)

Cash and cash equivalents:
Net decrease	(2,567)	(43,296)
Beginning of the period	30,132	57,946
End of the period	$27,565	$14,650

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$838	$2,367
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	295,240

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Nature of Business - Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 387 stores in 35 states as of August 1, 2020, as well as an e-commerce enabled website, www.kirklands.com.

Principles of consolidation - The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and pursuant to the reporting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 10, 2020.

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

On March 19, 2020, the Company closed all of its retail store locations in response to the COVID-19 pandemic. The Company took a number of actions to mitigate the impact of the decreased sales due to the COVID-19 related store closures including:

•	Cancelled orders and delayed merchandise receipts to manage inventory levels, and extended payment terms with product and non-product vendors to improve working capital.
•	After paying all store team members during the first two weeks of the closure, furloughed all part-time store employees and temporarily reduced the pay of full-time managers and key employees.
•	Permanently reduced corporate costs including permanent labor reductions, reduced marketing spend and lower corporate headquarters rent.
•	Permanently reduced distribution center indirect labor and furloughed a portion of direct distribution center labor, while further reducing hours to match demand.
•	Significantly reduced transportation expenses with limited deliveries to stores and the delay/reduction of inbound freight receipts.
•	Borrowed $40 million on its $75 million revolving credit facility.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carry backs to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company received $12.3 million in federal tax refunds under the CARES Act for previous year filings during the 13-week period ended August 1, 2020. The CARES Act also provides for an employee retention payroll tax credit for employers subject to closures due to COVID-19. In addition, the CARES Act permits delayed payment of the employer-portion of social security taxes. The delay applies to social security taxes due on wages paid between the date of enactment of the CARES Act and January 1, 2021 with half of the delayed payroll taxes due by December 31, 2021 and the other half due by December 31, 2022. The Company pursued all relevant measures under the CARES Act during the 13 and 26-week periods ended August 1, 2020, including net operating loss carry backs, wage credits and payroll tax deferrals in order to improve liquidity. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued.

During the 13-week period ended August 1, 2020, the Company repaid the $40 million that was borrowed under the revolving credit facility. The Company’s stores started offering contactless curbside pickup and then reopened to customer traffic throughout the period taking local restrictions into account. Stores first opened with restricted operating hours and limited staffing with store merchandise deliveries from the distribution centers resuming. The impact of COVID-19 and the related CARES Act have materially impacted the Company’s results of operations for the 13 and 26-week periods ended August 1, 2020.

The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on customer confidence and spending, all of which are highly uncertain.

Seasonality - The results of the Company’s operations for the 13 and 26-week periods ended August 1, 2020 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

The table below sets forth selected gift card liability information (in thousands) included in accrued expenses in the condensed consolidated balance sheets for the periods indicated:

	August 1, 2020	February 1, 2020	August 3, 2019
Gift card liability, net of estimated breakage	$12,169	$13,128	$11,705

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Gift card breakage revenue	$190	$252	$347	$531
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,569	2,130	2,962	4,210

Nasdaq Delisting Notice - On April 24, 2020, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, the Company had an initial period of 180 calendar days to regain compliance. On June 10, 2020, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that the Company’s common stock had a closing bid price of $1.00 per share or greater for 10 consecutive days from May 26, 2020 to June 9, 2020. Accordingly, the Company has regained compliance with the Nasdaq Listing Rules, and this matter is now closed.

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. However, for the 13 week period ended May 2, 2020, the Company determined that the annual effective tax rate could not be reliably estimated due to operational uncertainties related to COVID-19; therefore, the actual effective tax rate for the period was deemed to be the best estimate of the annual effective tax rate. For the 26-week period ended August 1, 2020, the Company was able to estimate an annual effective tax rate due to less operational uncertainties related to COVID-19.

For the 13-week periods ended August 1, 2020 and August 3, 2019, the Company recorded income tax expense of 71.9% and an income tax benefit of 17.7% of the loss before income taxes, respectively. For the 26-week periods ended August 1, 2020 and August 3, 2019, the Company recorded an income tax benefit of 49.3% and 21.6% of the loss before income taxes, respectively. The change in income taxes for the 13-week period ended August 1, 2020, compared to the prior year period, was primarily due to the change from performing the tax provision under the discrete method based on no annual forecast in the first 13 weeks of fiscal 2020 compared to using the annual effective tax rate method for the 26-week period ended August 1, 2020. The Company also did not yet have a full deferred tax asset valuation allowance in the second 13 weeks of fiscal 2019. The increase in the income tax rate for the 26-week period ended August 1, 2020, compared to the prior year period, was primarily due to a $12.3 million income tax benefit related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the CARES Act, a $2.3 million income tax benefit related to the carryback of the projected fiscal 2020 loss to years with a 35% statutory tax rate, partially offset by $5.9 million due to the valuation allowance against deferred tax assets.

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

Note 3 - Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1.5 million shares and 1.7 million shares for the 13-week periods ended August 1, 2020 and August 3, 2019, respectively, and 1.4 million shares and 1.6 million shares for the 26-week periods ended August 1, 2020 and August 3, 2019.

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

The Company maintains The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is funded, and the Company invests participant deferrals into trust assets, which are invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities are adjusted to fair value on a recurring basis. The Board of Directors approved the termination of the Deferred Compensation Plan effective September 6, 2019. Any remaining balances in the Deferred Compensation Plan will be paid out one year from the effective date. Deferred Compensation Plan assets and liabilities were approximately $1.7 million, $1.9 million and $1.7 million as of August 1, 2020, February 1, 2020 and August 3, 2019, respectively, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets as of February 1, 2020 and August 3, 2019 and in prepaid expenses and other current assets and accrued expenses as of August 1, 2020.

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

Note 5 - Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the Plaintiffs have standing. However, the court also certified the standing issue for an interlocutory appeal, and the Company intends to file a petition with the Pennsylvania Superior Court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

	13-Week Period Ended		26-Week Period Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$329	$731	$636	$1,291
Stock options granted	—	—	—	430,493
Restricted stock units granted	70,000	243,472	1,050,421	458,717

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

	13-Week Period Ended		26-Week Period Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Related Party Vendor:
Purchases	$—	$6,177	$—	$19,577
Purchases as a percent of total merchandise purchases	—%	9.2%	—%	16.0%

Note 8 - Stock Repurchase Plan

On September 24, 2018, the Company announced that its Board of Directors authorized a stock repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of August 1, 2020, the Company had approximately $21,000 remaining under the current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Shares repurchased and retired	—	345,906	—	632,962
Share repurchase cost	$—	$1,046	$—	$3,414

Note 9 - Senior Credit Facility

On December 6, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaced the Company’s Amended and Restated Credit Agreement dated as of August 19, 2011, as amended by that Joinder and First Amendment to Amended and Restated Credit Agreement dates as of February 26, 2016 (the “2016 Credit Agreement”) and, together with the 2019 Credit Agreement, the (“Credit Agreements”). Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extended its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under the Credit Agreements bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of August 1, 2020, the Company was in compliance with the covenants in the 2019 Credit Agreement. Under the 2019 Credit Agreement, there were no outstanding borrowings and $1,750,000 in letters of credit outstanding, with approximately $51.4 million available for borrowing, as of August 1, 2020.

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

During the 13-week periods ended August 1, 2020 and August 3, 2019, the Company recorded an impairment charge of approximately $5.2 million and $0.5 million for right-of-use asset impairment at 17 stores and 2 stores, respectively. The Company also recorded an impairment charge totaling approximately $0.5 million and $1.5 million for the 13-week periods ended August 1, 2020 and August 3, 2019, respectively, for leasehold improvements, fixtures and equipment at 4 stores and 3 stores, respectively, for which the carrying values exceed the respective fair values for these assets. The total impairment charge, net of tax, for the 13-week periods ended August 1, 2020 and August 3, 2019 was $4.4 million and $1.6 million, respectively.

During the 26-week periods ended August 1, 2020 and August 3, 2019, the Company recorded an impairment charge of approximately $6.3 million and $0.5 million for right-of-use asset impairment at 23 stores and 2 stores, respectively. The Company also recorded an impairment charge totaling approximately $2.6 million and $3.4 million for the 26-week periods ended August 1, 2020 and August 3, 2019, respectively, for leasehold improvements, fixtures and equipment at 20 stores and 11 stores, respectively, for which the carrying values exceed the respective fair values for these assets. The total impairment charge, net of tax, for the 26-week periods ended August 1, 2020 and August 3, 2019 was $6.8 million and $3.0 million, respectively.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” The amendments in this ASU simplify the accounting for income taxes by removing specific exceptions included in Topic 740, introducing simplifications and making technical corrections. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the second quarter of fiscal 2020. For the 26-week period ended August 1, 2020, the pretax loss was greater than the forecasted pretax loss for the year, which historically resulted in a calculation that limited the tax benefit that could be recorded. The adoption of ASU 2019-12 provided the Company an exception to this methodology. The adoption of this guidance did not have any other material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC on April 10, 2020 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A - “Risk Factors”.

Introduction

We are a specialty retailer of home décor in the United States, operating 387 stores in 35 states as of August 1, 2020, as well as an e-commerce enabled website, www.kirklands.com. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, wall décor, art, textiles, mirrors, fragrances, lamps and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers an engaging shopping experience characterized by casual, comfortable merchandise with a southern feel and a modern flair at a discernible value. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience has led us to develop a loyal customer base.

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

The COVID-19 pandemic has impacted our business operations and results of operations for the first 26 weeks of fiscal 2020 as described in more detail below, due to decreased customer traffic and retail store closures. The evolving COVID-19 pandemic could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, and travel and logistics restrictions. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.

On March 19, 2020, the Company closed all of its retail store locations in response to the COVID-19 pandemic. The Company took a number of actions to mitigate the impact of the decreased sales due to the COVID-19 related store closures including:

•	Canceled orders and delayed merchandise receipts to manage inventory levels, and extended payment terms with product and non-product vendors to improve working capital.
•	After paying all store team members during the first two weeks of the closure, furloughed all part-time store employees and temporarily reduced the pay of full-time managers and key employees.
•	Permanently reduced corporate costs including permanent labor reductions, reduced marketing spend and lower corporate headquarters rent.
•	Permanently reduced distribution center indirect labor and furloughed a portion of direct distribution center labor, while further reducing hours to match demand.
•	Significantly reduced transportation expenses with limited deliveries to stores and the delay/reduction of inbound freight receipts.
•	Borrowed $40 million on its $75 million revolving credit facility.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carry backs to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also provides for an employee retention payroll tax credit for employers subject to closures due to COVID-19. In addition, the CARES Act permits delayed payment of the employer-portion of social security taxes. The delay applies to social security taxes due on wages paid between the date of enactment of the CARES Act and January 1, 2021 with half of the delayed payroll taxes due by December 31, 2021 and the other half due by December 31, 2022. The Company pursued all relevant measures under the CARES Act during the 26-week period ended August 1, 2020 including net operating loss carry backs, wage credits and payroll tax deferrals in order to improve liquidity.

As of June 4, 2020, our stores have reopened to customer traffic. The impact of COVID-19 and the related CARES Act have materially impacted the Company’s results of operations for the 26-week period ended August 1, 2020.

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

Store Optimization

As part of our store optimization strategy, which includes exiting unprofitable stores and shrinking the store base over the next several years, we closed 45 store locations in the 26-week period ended August 1, 2020, and we do not plan to open any new stores in fiscal 2020. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures as we execute our store optimization strategy over the next several years.

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
New store openings	—	1	—	4
Permanent store closures	18	1	45	1
(Decrease) increase in store units	(4.4)%	—%	(10.4)%	0.7%

The following table summarizes our open stores and square footage under lease:

	August 1, 2020	August 3, 2019
Number of stores	387	431
Square footage	3,087,998	3,430,072
Average square footage per store	7,979	7,958

13-Week Period Ended August 1, 2020 Compared to the 13-Week Period Ended August 3, 2019

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	August 1, 2020		August 3, 2019		Change
	$	%	$	%	$	%
Net sales	$124,722	100.0%	$119,885	100.0%	$4,837	4.0%
Cost of sales	89,002	71.4	93,312	77.8	(4,310)	(4.6)
Gross profit	35,720	28.6	26,573	22.2	9,147	34.4
Operating expenses:
Compensation and benefits	20,236	16.2	27,162	22.7	(6,926)	(25.5)
Other operating expenses	13,594	10.9	16,656	13.9	(3,062)	(18.4)
Depreciation (exclusive of depreciation included in cost of sales)	1,569	1.3	1,736	1.4	(167)	(9.6)
Asset impairment	5,666	4.5	1,981	1.7	3,685	186.0
Total operating expenses	41,065	32.9	47,535	39.7	(6,470)	(13.6)
Operating loss	(5,345)	(4.3)	(20,962)	(17.5)	15,617	(74.5)
Interest expense	169	0.1	68	0.1	101	148.5
Other income	(66)	—	(226)	(0.2)	160	(70.8)
Loss before income taxes	(5,448)	(4.4)	(20,804)	(17.4)	15,356	(73.8)
Income tax expense (benefit)	3,915	3.1	(3,684)	(3.1)	7,599	(206.3)
Net loss	$(9,363)	(7.5)%	$(17,120)	(14.3)%	$7,757	(45.3)%

Net sales. Net sales increased 4.0% to $124.7 million for the second 13 weeks of fiscal 2020 compared to $119.9 million for the prior year period. Comparable sales, including e-commerce sales, increased 10.2%, or $11.6 million for the second 13 weeks of fiscal 2020 compared to the prior year period. Comparable sales, including e-commerce sales, decreased 11.2% in the prior year period. For the second 13 weeks of fiscal 2020, e-commerce comparable sales increased 77.1%. For e-commerce, comparable sales benefited from an increase in website traffic and an increase in average ticket. The comparable store sales increase for the second 13 weeks of fiscal 2020 was across all merchandise categories.

Gross profit. Gross profit as a percentage of net sales increased 640 basis points from 22.2% in the second 13 weeks of fiscal 2019 to 28.6% in the second 13 weeks of fiscal 2020. The overall increase in gross profit margin was due to favorable merchandise margin and store occupancy costs, partially offset by unfavorable outbound freight and distribution center costs. Merchandise margin increased approximately 410 basis points from 51.9% in the second 13 weeks of fiscal 2019 to 56.0% in the second 13 weeks of fiscal 2020 mainly due to lower promotional activity. Store occupancy and depreciation costs decreased approximately 310 basis points as a percentage of net sales due to store closures, asset impairment charges and the leverage of increased sales. Outbound freight costs were approximately 90 basis points unfavorable as a percentage of net sales due to increased e-commerce shipping expenses due to the higher mix of ship to home e-commerce sales partially offset by improved store outbound freight driven by reduced routes from the distribution centers to the stores, shipping rate decreases and sales leverage. Distribution center costs declined approximately 10 basis point as a percentage of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 650 basis points from 22.7% in the second 13 weeks of fiscal 2019 to 16.2% in the second 13 weeks of fiscal 2020, primarily due to lower store payroll expenses due to a revised store labor model.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 300 basis points from 13.9% in the second 13 weeks of fiscal 2019 to 10.9% in the second 13 weeks of fiscal 2020. The decrease as a percentage of net sales was primarily due to sales deleverage in multiple categories and lower professional fees. The decrease of $3.1 million from the prior year period was due to cost savings initiatives and lower professional fees, legal fees, utilities and travel expenses.

Asset impairment. During the second 13 weeks of fiscal 2020, we recorded an impairment charge of approximately $5.2 million for right-of-use asset impairment at 17 stores and $0.5 million for property and equipment impairment charges at 4 stores compared to an impairment charge of approximately $0.5 million for right-of-use asset impairment at 2 stores and $1.5 million for property and equipment impairment charges at 3 stores in the prior year period.

Income tax expense (benefit). For the 13-week periods ended August 1, 2020 and August 3, 2019, we recorded income tax expense of 71.9% and an income tax benefit of 17.7% of the loss before income taxes, respectively. The change in income taxes for the 13-week period ended August 1, 2020, compared to the prior year period, was primarily due the change from performing the tax provision under the discrete method based on no annual forecast in the first 13 weeks of fiscal 2020 compared to using the annual effective tax rate method for the 26-week period ended August 1, 2020. The Company also did not yet have a full deferred tax asset valuation allowance in the second 13 weeks of fiscal 2019.

Net loss and loss per share. We reported a net loss of $9.4 million, or $0.66 per diluted share, for the second 13 weeks of fiscal 2020 as compared to a net loss of $17.1 million , or $1.21 per diluted share, for the second 13 weeks of fiscal 2019.

26-Week Period Ended August 1, 2020 Compared to the 26-Week Period Ended August 3, 2019

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	August 1, 2020		August 3, 2019		Change
	$	%	$	%	$	%
Net sales	$201,969	100.0%	$249,533	100.0%	$(47,564)	(19.1)%
Cost of sales	156,013	77.2	186,741	74.8	(30,728)	(16.5)
Gross profit	45,956	22.8	62,792	25.2	(16,836)	(26.8)
Operating expenses:
Compensation and benefits	38,814	19.2	54,218	21.7	(15,404)	(28.4)
Other operating expenses	28,161	14.0	34,790	14.0	(6,629)	(19.1)
Depreciation (exclusive of depreciation included in cost of sales)	3,070	1.5	3,575	1.4	(505)	(14.1)
Asset impairment	8,850	4.4	3,859	1.6	4,991	129.3
Total operating expenses	78,895	39.1	96,442	38.7	(17,547)	(18.2)
Operating loss	(32,939)	(16.3)	(33,650)	(13.5)	711	(2.1)
Interest expense	389	0.2	138	0.1	251	181.9
Other income	(186)	(0.1)	(554)	(0.2)	368	(66.4)
Loss before income taxes	(33,142)	(16.4)	(33,234)	(13.3)	92	(0.3)
Income tax benefit	(16,341)	(8.1)	(7,193)	(2.9)	(9,148)	127.2
Net loss	$(16,801)	(8.3)%	$(26,041)	(10.4)%	$9,240	(35.5)%

Net sales. Net sales decreased 19.1% to $202.0 million for the first 26 weeks of fiscal 2020 compared to $249.5 million for the prior year period. Comparable store sales, including e-commerce sales, decreased 15.5%, or $37.1 million for the first 26 weeks of fiscal 2020 compared to the prior year period. Comparable store sales, including e-commerce sales, decreased 10.9% in the prior year period. For the first 26 weeks of fiscal 2020, e-commerce comparable sales increased 55.1%. For e-commerce, comparable sales benefited from an increase in website traffic and average ticket.

Gross profit. Gross profit as a percentage of net sales decreased 240 basis points from 25.2% in the first 26 weeks of fiscal 2019 to 22.8% in the first 26 weeks of fiscal 2020. The overall decrease in gross profit margin was due to higher outbound freight costs and the deleverage of store occupancy and distribution center costs partially offset by favorable merchandise margin. Outbound freight costs, which include e-commerce shipping, increased approximately 170 basis points as a percentage of net sales, which was driven by increased e-commerce sales and related shipping costs. Store occupancy and distribution center costs increased approximately 170 basis points as a percentage of net sales, primarily due to sales deleverage. Merchandise margin improved approximately 90 basis points from 53.3% in the first 26 weeks of fiscal 2019 to 54.2% in the first 26 weeks of fiscal 2020 primarily due to lower promotions and a change in product mix.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 250 basis points from 21.7% in the first 26 weeks of fiscal 2019 to 19.2% in the first 26 weeks of fiscal 2020, primarily due to lower store wages due to a revised labor model.

Other operating expenses. Other operating expenses as a percentage of net sales for the first 26 weeks of fiscal 2019 was comparable to the first 26 weeks of fiscal 2020 at 14.0% for both periods. We implemented numerous cost saving initiatives to offset the sales deleverage.

Asset impairment. For the first 26 weeks of fiscal 2020, we recorded an impairment charge of approximately $6.3 million for right-of-use asset impairment at 23 stores and $2.6 million for property and equipment impairment charges at 20 stores compared to an impairment charge of approximately $0.5 million for right-of-use asset impairment at 2 stores and $3.4 million for property and equipment impairment charges at 10 stores in the prior year period.

Income tax benefit. We recorded an income tax benefit of approximately $16.3 million, or 49.3% of the loss before income taxes during the first 26 weeks of fiscal 2020, compared to an income tax benefit of approximately $7.2 million, or 21.6% of the loss before income taxes during the prior year period. The increase in the tax rate for the first 26 weeks of fiscal 2020 compared to the prior year period was primarily due to a $12.3 million income tax benefit related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the CARES Act, a $2.3 million income tax benefit related to the carryback of the projected fiscal 2020 loss to years with a 35% statutory tax rate, partially offset by $5.9 million due to the valuation allowance against deferred tax assets.

Net loss and loss per share. We reported a net loss of $16.8 million, or $1.20 per diluted share, for the first 26 weeks of fiscal 2020 as compared to a net loss of $26.0 million, or $1.83 per diluted share, for the first 26 weeks of fiscal 2019.

Non-GAAP Financial Measures

Adjusted net income (loss) and adjusted income (loss) per share. To supplement our unaudited consolidated condensed financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including adjusted income (loss) and adjusted diluted income (loss) per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP measures, in evaluating our operational performance.

We define adjusted net income (loss) and adjusted diluted income (loss) per share by adjusting the applicable GAAP measure to for non-GAAP adjustments.

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

The following table shows a reconciliation of net loss and diluted loss per share to adjusted net income (loss) and adjusted diluted income (loss) per share for the 13 and 26-week periods ended August 1, 2020 and August 3, 2019:

	13-Week Period Ended		26-Week Period Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net loss	$(9,363)	$(17,120)	$(16,801)	$(26,041)
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	73	—	45	—
Asset impairment(2)	4,378	1,628	6,805	2,978
Stock-based compensation expense, including tax impact(3)	391	1,040	886	1,443
Severance charges(4)	71	336	677	607
Other costs included in operating expenses(5)	—	91	103	91
Total adjustments in operating expenses	4,840	3,095	8,471	5,119
Tax valuation allowance(6)	3,274	—	5,470	—
CARES Act - net operating loss carry back(7)	1,490	—	(14,596)	—
Total non-GAAP adjustments, net of tax	9,677	3,095	(610)	5,119
Adjusted net income (loss)	$314	$(14,025)	$(17,411)	$(20,922)

Diluted loss per share	$(0.66)	$(1.21)	$(1.20)	$(1.83)
Adjusted diluted income (loss) per share	$0.02	$(0.99)	$(1.24)	$(1.47)

Diluted weighted average shares outstanding	14,123	14,110	14,057	14,241
Adjusted diluted weighted average shares outstanding	14,741	14,110	14,057	14,241

(1)

Costs associated with closed stores and lease termination costs, including amounts paid to third-parties for rent reduction negotiations, lease termination fees paid to landlords for store closings and gain on lease terminations.

(2)	Impairment charges include both right-of-use asset and property and equipment impairment charges.

(3)	Stock-based compensation expense includes amounts expensed related to equity incentive plans including the tax impact.
(4)	Severance charges include expenses related to severance agreements. This also includes permanent store closure compensation costs.
(5)	Other costs include corporate lease negotiation fees associated with rent reduction in fiscal 2020 and write-offs of excess and obsolete supplies in fiscal 2019.
(6)

The tax valuation allowance is the change in the Company’s valuation allowance against deferred tax assets. The Company did not have a valuation allowance against deferred tax assets in the prior year periods.

(7)

The Company recorded an income tax expense (benefit) related to the carry back of fiscal 2019 and estimated fiscal 2020 federal net operating losses to prior periods included in the CARES Act in fiscal 2020.

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

Cash flows from operating activities. Net cash provided by operating activities was approximately $2.8 million during the first 26 weeks of fiscal 2020 compared to net cash used in operating activities of approximately $31.5 million for the first 26 weeks of fiscal 2019. Cash flows from operating activities depend heavily on operating performance and changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash from operations as compared to the prior year period was due to an improvement in operating performance and favorable change in working capital as accounts payable and inventories both decreased.

Cash flows from investing activities. Net cash used in investing activities for the first 26 weeks of fiscal 2020 consisted of $5.6 million in capital expenditures slightly offset by proceeds from the sale of equipment of $0.2 million as compared to $8.5 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	26-Week Period Ended
	August 1, 2020	August 3, 2019
Distribution center and supply chain enhancements	$3,958	$2,293
Technology and omni-channel projects	1,178	1,863
Existing stores	351	2,232
Corporate	73	91
New Stores	—	1,978
Total capital expenditures	$5,560	$8,457

The capital expenditures in the current year period related primarily to distribution center and supply chain enhancements including consolidating the e-commerce distribution center into the store distribution center in Jackson, Tennessee, standing up new e-commerce hubs and upgrading the warehouse management system. Technology and omni-channel projects include website enhancements. Capital expenditures in the prior year period related primarily to distribution center and supply chain enhancements, improvements to existing stores, the opening of four new stores and information technology system improvements.

Cash flows from financing activities. In the first 26 weeks of fiscal 2020, we borrowed and made repayments of $40.0 million under our revolving credit facility. In the first 26 weeks of fiscal 2019, net cash used in financing activities of $3.3 million was primarily related to the repurchase and retirement of common stock pursuant to our stock repurchase plan, slightly offset by employee stock purchases.

Senior credit facility. On December 6, 2019, we entered into the 2019 Credit Agreement with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaced the 2016 Credit Agreement. Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extended its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under the Credit Agreements bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of August 1, 2020, we were in compliance with the covenants in the 2019 Credit Agreement. Under the 2019 Credit Agreement, there were no outstanding borrowings and $1,750,000 in letters of credit outstanding, with approximately $51.4 million available for borrowing, as of August 1, 2020.

As of August 1, 2020 , our balance of cash and cash equivalents was approximately $27.6 million. We believe that the combination of our cash balances, cash flow from operations and availability under our 2019 Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Stock repurchase plan. On September 24, 2018, we announced that our Board of Directors authorized a new stock repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock acquisition price, regulatory limitations and other market and economic factors. The stock repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. As of August 1, 2020, we had approximately $21,000 remaining under our current stock repurchase plan. The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Shares repurchased and retired	—	345,906	—	632,962
Share repurchase cost	$—	$1,046	$—	$3,414

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

	13-Week Period Ended		26-Week Period Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Related Party Vendor:
Purchases	$—	$6,177	$—	$19,577
Purchases as a percent of total merchandise purchases	—%	9.2%	—%	16.0%
Cost of sales	$—	$4,776	$—	$14,749

Contractual Obligations

Not applicable to smaller reporting companies.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during fiscal 2020. Refer to our Annual Report on Form 10-K filed with the SEC on April 10, 2020 for a summary of our critical accounting policies.

New Accounting Pronouncements

See Note 11, New Accounting Pronouncements, to the condensed consolidated financial statements for recently adopted accounting pronouncements.

Off-Balance Sheet Arrangements

As of the date hereof, we did not have any off-balance sheet financing arrangements.

Nasdaq Delisting Notice

On April 24, 2020, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, we had an initial period of 180 calendar days to regain compliance. On June 10, 2020, we received a letter from the Listing Qualifications Department of Nasdaq stating that our common stock had a closing bid price of $1.00 per share or greater for 10 consecutive days from May 26, 2020 to June 9, 2020. Accordingly, we have regained compliance with the Nasdaq Listing Rules, and this matter is now closed.

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

•	The COVID-19 global pandemic has had and is expected to continue to have an adverse impact on our business, financial condition, results of operations and liquidity.
•	If we fail to identify, develop and successfully implement immediate action plans and longer-term strategic initiatives, our financial performance could be negatively impacted.
•	If we are unable to successfully maintain, improve and grow a best-in-class omni-channel experience for our customers, it could adversely affect our sales, results of operations and reputation.
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

•	Our hardware and software systems are vulnerable to damage that could harm our business.
•	We depend on key personnel, and, if we lose the services of any member of our senior management team, we may not be able to run our business effectively.
•	Our charter and bylaw provisions and certain provisions of Tennessee law may make it difficult in some respects to cause a change in control of Kirkland’s and replace incumbent management.
•	If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results.
•	The market price for our common stock might be volatile and could result in a decline in the value of your investment.
•	If we fail to remain in compliance with the Nasdaq listing requirements, our common stock could be delisted.

There have been no material changes to our risk factors listed above, which were previously disclosed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and our Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 except for the updates set forth in Part II Item 1A - Risk Factors of this Form 10-Q regarding the impacts of the COVID-19 pandemic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of August 1, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the Plaintiffs have standing. However, the court also certified the standing issue for an interlocutory appeal, and the Company intends to file a petition for appeal with the Pennsylvania Superior Court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I - Item 2 of this report, you should carefully consider the risk factor below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 1, 2020, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As a result of the COVID-19 global pandemic, and in response to government mandates or recommendations made by governmental or other authorities, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed our retail stores. While our stores have reopened consistent with governmental guidelines, there can be no reassurance that they will not be temporarily closed again or that our customers will be willing to visit retail stores again in the near future. We also may face longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving, continued, increasingly stringent, or reinstated governmental restrictions including public health directives, quarantine policies or social distancing measures. As a result, the COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our financial results.

The negative impact of the COVID-19 pandemic could lead to continued net sales decreases at our retail store locations. Reduced retail sales or additional temporary store closures would further negatively affect our results of operations and liquidity.

In addition, consumer fears about being exposed to or contracting the disease may continue, which will continue to adversely affect traffic to our stores. Consumer behavior and spending may also be negatively impacted by general macroeconomic conditions, including general economic uncertainty, unemployment rates, recessionary pressure, the access to unemployment compensation and other economic relief, fiscal policy changes, and consumer confidence, including the significant economic downturn, job loss and lower discretionary income resulting from the COVID-19 global pandemic. This may negatively impact sales in our stores and e-commerce channel. The continued significant reduction in consumer visits to, and spending at, our stores, caused by COVID-19, and any decreased spending online caused by decreased consumer confidence and spending following the pandemic, has and may continue to result in loss of sales, profits and other material adverse effects.

The COVID-19 global pandemic also has the potential to significantly impact our supply chain if the factories, suppliers, distribution centers, logistics operators and/or other service providers that we rely upon are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products.

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

If we fail to remain in compliance with The NASDAQ Global Select Market (“Nasdaq”) listing requirements, our common stock could be delisted.

The Nasdaq’s continued listing requirements include maintaining a stock price over $1.00, having a minimum number of stockholders, maintaining a minimum market value and other requirements. If we fail to stay in compliance with any of these requirements, our stock could be delisted from the Nasdaq. For example, on April 24, 2020, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Select Market, referred to as the minimum bid price rule. In accordance with Nasdaq Listing Rules, the Company had an initial period of 180 calendar days to regain compliance. On June 10, 2020, the Company received a letter from the Listing Qualifications Department of Nasdaq stating that the Company’s common stock had a closing bid price of $1.00 per share or greater for 10 consecutive days from May 26, 2020 to June 9, 2020. Accordingly, the Company has regained compliance with the Nasdaq Listing Rules, and this matter is now closed.

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

The Company did not repurchase any shares of common stock during the 13 weeks ended August 1, 2020. As of August 1, 2020, the Company had approximately $21,000 remaining under the current stock repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended August 1, 2020, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.
+	Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: September 3, 2020	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer
Date: September 3, 2020	/s/ Nicole A. Strain
Nicole A. Strain Executive Vice President and Chief Financial Officer