Form 10-Q
period 2020-10-31
KIRKLAND'S, INC
filed 2020-12-03
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2020

or

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

Common Stock, no par value – 14,255,596 shares outstanding as of November 27, 2020.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	October 31,	February 1,	November 2,
	2020	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$37,189	$30,132	$4,202
Inventories, net	83,874	94,674	140,222
Income taxes receivable	5,441	243	547
Prepaid expenses and other current assets	9,586	6,462	7,870
Total current assets	136,090	131,511	152,841
Property and equipment:
Equipment	20,583	21,390	21,524
Furniture and fixtures	74,121	80,622	80,869
Leasehold improvements	111,155	123,022	125,294
Computer software and hardware	78,636	73,984	73,311
Projects in progress	1,382	6,862	11,815
Property and equipment, gross	285,877	305,880	312,813
Accumulated depreciation	(217,737)	(223,017)	(216,717)
Property and equipment, net	68,140	82,863	96,096
Operating lease right-of-use assets	156,924	200,067	210,213
Deferred income taxes	—	1,525	944
Other assets	5,831	6,476	6,283
Total assets	$366,985	$422,442	$466,377
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,339	$59,513	$68,395
Accrued expenses	27,037	28,773	23,527
Operating lease liabilities	46,015	53,154	53,210
Total current liabilities	126,391	141,440	145,132
Operating lease liabilities	159,030	195,736	206,789
Revolving line of credit	—	—	25,000
Other liabilities	8,147	8,311	8,883
Total liabilities	293,568	345,487	385,804
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 31, 2020, February 1, 2020, and November 2, 2019, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 14,255,596; 13,955,826; and 13,897,530 shares issued and outstanding at October 31, 2020, February 1, 2020, and November 2, 2019, respectively	173,792	172,885	171,585
Accumulated deficit	(100,375)	(95,930)	(91,012)
Total shareholders’ equity	73,417	76,955	80,573
Total liabilities and shareholders’ equity	$366,985	$422,442	$466,377

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net sales	$146,609	$144,936	$348,578	$394,469
Cost of sales	93,738	104,800	249,751	276,792
Cost of sales related to merchandise purchased from related party vendor	—	—	—	14,749
Cost of sales	93,738	104,800	249,751	291,541
Gross profit	52,871	40,136	98,827	102,928
Operating expenses:
Compensation and benefits	21,343	29,115	60,157	83,333
Other operating expenses	16,682	20,208	44,843	54,998
Depreciation (exclusive of depreciation included in cost of sales)	1,613	1,602	4,683	5,177
Asset impairment	177	3,392	9,027	7,251
Total operating expenses	39,815	54,317	118,710	150,759
Operating income (loss)	13,056	(14,181)	(19,883)	(47,831)
Interest expense	95	169	484	307
Other income	(86)	(158)	(272)	(712)
Income (loss) before income taxes	13,047	(14,192)	(20,095)	(47,426)
Income tax expense (benefit)	691	8,114	(15,650)	921
Net income (loss)	$12,356	$(22,306)	$(4,445)	$(48,347)

Earnings (loss) per share:
Basic	$0.87	$(1.61)	$(0.31)	$(3.42)
Diluted	$0.82	$(1.61)	$(0.31)	$(3.42)
Weighted average shares outstanding:
Basic	14,249	13,867	14,121	14,116
Diluted	15,075	13,867	14,121	14,116

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 1, 2020	13,955,826	$172,885	$(95,930)	$76,955
Employee stock purchases	34,999	35	—	35
Restricted stock units vested	32,341	—	—	—
Net share settlement of restricted stock units	(8,663)	(8)	—	(8)
Stock-based compensation expense	—	307	—	307
Net loss	—	—	(7,438)	(7,438)
Balance at May 2, 2020	14,014,503	173,219	(103,368)	69,851
Restricted stock units vested	230,688	—	—	—
Net share settlement of restricted stock units	(5,110)	(5)	—	(5)
Stock-based compensation expense	—	329	—	329
Net loss	—	—	(9,363)	(9,363)
Balance at August 1, 2020	14,240,081	173,543	(112,731)	60,812
Exercise of stock options	1,464	12	—	12
Restricted stock units vested	18,575	—	—	—
Net share settlement of restricted stock units	(4,524)	(39)	—	(39)
Stock-based compensation expense	—	276	—	276
Net income	—	—	12,356	12,356
Balance at October 31, 2020	14,255,596	$173,792	$(100,375)	$73,417

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 2, 2019	14,504,824	$169,477	$(38,677)	$130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	6,880	68	—	68
Stock-based compensation expense	—	560	—	560
Repurchase and retirement of common stock	(287,056)	—	(2,368)	(2,368)
Net loss	—	—	(8,921)	(8,921)
Balance at May 4, 2019	14,224,648	170,105	(50,297)	119,808
Employee stock purchases	22,354	77	—	77
Restricted stock units vested	70,725	—	—	—
Net share settlement of restricted stock units	(10,792)	(44)	—	(44)
Stock-based compensation expense	—	731	—	731
Repurchase and retirement of common stock	(345,906)	—	(1,046)	(1,046)
Net loss	—	—	(17,120)	(17,120)
Balance at August 3, 2019	13,961,029	170,869	(68,463)	102,406
Employee stock purchases	36,453	45	—	45
Restricted stock units vested	98,298	—	—	—
Net share settlement of restricted stock units	(23,937)	(33)	—	(33)
Stock-based compensation expense	—	704	—	704
Repurchase and retirement of common stock	(174,313)	—	(243)	(243)
Net loss	—	—	(22,306)	(22,306)
Balance at November 2, 2019	13,897,530	$171,585	$(91,012)	$80,573

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	October 31,	November 2,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,445)	$(48,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	17,810	21,156
Amortization of debt issue costs	70	41
Asset impairment	9,027	7,251
Cumulative effect of change in accounting principle	—	(331)
Loss on disposal of property and equipment	104	150
Stock-based compensation expense	912	1,995
Deferred income taxes	1,525	759
Changes in assets and liabilities:
Inventories, net	10,800	(55,788)
Prepaid expenses and other current assets	(3,124)	2,443
Accounts payable	(4,735)	27,845
Accounts payable to related party vendor	—	(8,166)
Accrued expenses	(1,704)	(3,547)
Income taxes receivable	(5,230)	(1,041)
Operating lease assets and liabilities	(7,091)	(7,161)
Other assets and liabilities	570	300
Net cash provided by (used in) operating activities	14,489	(62,441)

Cash flows from investing activities:
Proceeds from sale of property and equipment	168	—
Capital expenditures	(7,580)	(12,759)
Net cash used in investing activities	(7,412)	(12,759)

Cash flows from financing activities:
Borrowings on revolving line of credit	40,000	25,000
Repayments on revolving line of credit	(40,000)	—
Refinancing costs	(15)	—
Cash used in net share settlement of restricted stock units	(52)	(77)
Proceeds received from employees exercising stock options	12	—
Employee stock purchases	35	190
Repurchase and retirement of common stock	—	(3,657)
Net cash (used in) provided by financing activities	(20)	21,456

Cash and cash equivalents:
Net increase (decrease)	7,057	(53,744)
Beginning of the period	30,132	57,946
End of the period	$37,189	$4,202

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$414	$1,818
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	295,240

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Description of Business and Basis of Presentation

Nature of Business - Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 381 stores in 35 states as of October 31, 2020, as well as an e-commerce website, www.kirklands.com.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carry backs to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company received $12.3 million in federal tax refunds under the CARES Act for previous year filings during the 13-week period ended August 1, 2020. The CARES Act also provides for an employee retention payroll tax credit for employers subject to closures due to COVID-19. In addition, the CARES Act permits delayed payment of the employer-portion of social security taxes. The delay applies to social security taxes due on wages paid between the date of enactment of the CARES Act and January 1, 2021 with half of the delayed payroll taxes due by December 31, 2021 and the other half due by December 31, 2022. The Company pursued all relevant measures under the CARES Act during the 13 and 39-week periods ended October 31, 2020, including net operating loss carry backs, wage credits and payroll tax deferrals in order to improve liquidity. We will continue to assess our treatment of the CARES Act to the extent additional guidance and regulations are issued.

During the 13-week period ended August 1, 2020, the Company repaid the $40 million that was borrowed under the revolving credit facility, and the Company’s stores started offering contactless curbside pickup and then reopened to in-store customer traffic throughout the second period consistent with applicable federal, state and local regulations and restrictions. Stores initially reopened with restricted operating hours and limited staffing with store merchandise deliveries from the distribution centers gradually resuming. During the 13-week period ended October 31, 2020, the Company’s sales improved with increased e-commerce demand, and stores generally increased their operating hours, staffing and merchandise deliveries. The increased sales combined with the reduced merchandise receipts led to inventory shortages in key categories.

The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and spread of the outbreak within the markets in which we operate and the related impact on customer confidence and spending, all of which remain highly uncertain.

Seasonality - The results of the Company’s operations for the 13 and 39-week periods ended October 31, 2020 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

The table below sets forth selected gift card liability information (in thousands) included in accrued expenses in the condensed consolidated balance sheets for the periods indicated:

	October 31, 2020	February 1, 2020	November 2, 2019
Gift card liability, net of estimated breakage	$11,915	$13,128	$11,187

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gift card breakage revenue	$208	$243	$555	$774
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,724	1,814	4,220	5,349

Note 2 - Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 39-week period ended October 31, 2020, the Company was not able to use the estimated annual effective tax rate due to an inability to reliably estimate the annual effective tax rate; therefore, the actual effective tax rate for the period was used.

For the 13-week periods ended October 31, 2020 and November 2, 2019, the Company recorded income tax expense of 5.3% and 57.2% of the income (loss) before income taxes, respectively. For the 39-week periods ended October 31, 2020 and November 2, 2019, the Company recorded an income tax benefit of 77.9% and income tax expense of 1.9% of the loss before income taxes, respectively. The change in income taxes for the 13-week period ended October 31, 2020, compared to the prior year period, was primarily due to using the discrete method in the current period compared to using the estimated annual effective tax rate method along with recording a valuation allowance against deferred tax assets in the prior year period. The change in the income tax rate for the 39-week period ended October 31, 2020, compared to the prior year period, was primarily due to a $12.3 million income tax benefit related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the CARES Act, a $2.0 million income tax benefit related to the carryback of the projected fiscal 2020 loss to years with a 35% statutory tax rate, partially offset by $3.0 million due to the valuation allowance against deferred tax assets compared to recording a $11.3 million valuation allowance against deferred tax assets in the prior year period.

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

Note 3 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period presented. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings (loss) per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings (loss) per share, because to do so would have been antidilutive, were approximately 1.2 million shares and 1.6 million shares for the 13-week periods ended October 31, 2020 and November 2, 2019, respectively, and 1.4 million shares and 1.6 million shares for the 39-week periods ended October 31, 2020 and November 2, 2019, respectively.

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

The Company maintained The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was funded, and the Company invested participant deferrals into trust assets, which were invested in a variety of mutual funds that were Level 1 inputs. The plan assets and plan liabilities were adjusted to fair value on a recurring basis. The Board of Directors approved the termination of the Deferred Compensation Plan effective September 6, 2019, and all remaining balances in the Deferred Compensation Plan were paid out during the 13-week period ended October 31, 2020. Deferred Compensation Plan assets and liabilities were approximately $1.9 million and $1.8 million as of February 1, 2020 and November 2, 2019, respectively, and were recorded in other assets and other liabilities in the condensed consolidated balance sheets.

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

Note 5 - Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the Plaintiffs have standing. However, the court also certified the standing issue for an interlocutory appeal, and the Company has filed a petition for allowance of appeal with the Pennsylvania Supreme Court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is currently set for November 8, 2021. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties are currently engaging in discovery, and the Plaintiff has until April 9, 2021, to file for class certification. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		39-Week Period Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$276	$704	$912	$1,995
Stock options granted	—	74,468	—	504,961
Restricted stock units granted	—	42,424	1,050,421	501,141

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

	13-Week Period Ended		39-Week Period Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Related Party Vendor:
Purchases	$—	$—	$—	$19,577
Purchases as a percent of total merchandise purchases	—%	—%	—%	9.4%

Note 8 - Share Repurchase Plan

On September 24, 2018, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of October 31, 2020, the Company had approximately $21,000 remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Shares repurchased and retired	—	174,313	—	807,275
Share repurchase cost	$—	$243	$—	$3,657

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

As of October 31, 2020, the Company was in compliance with the covenants in the 2019 Credit Agreement. Under the 2019 Credit Agreement, there were no outstanding borrowings and $1,750,000 in letters of credit outstanding, with approximately $69.7 million available for borrowing, as of October 31, 2020.

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

During the 13-week periods ended October 31, 2020 and November 2, 2019, the Company recorded an impairment charge of approximately $15,000 and $41,000 for right-of-use asset impairment at two stores and one store, respectively. The Company also recorded an impairment charge totaling approximately $162,000 and $3.4 million for the 13-week periods ended October 31, 2020 and November 2, 2019, respectively, for leasehold improvements, fixtures and equipment at four stores and 17 stores, respectively, for which the carrying values exceed the respective fair values for these assets. The total impairment charge, net of tax, for the 13-week periods ended October 31, 2020 and November 2, 2019 was $121,000 and $2.5 million, respectively.

During the 39-week periods ended October 31, 2020 and November 2, 2019, the Company recorded an impairment charge of approximately $6.2 million and $525,000 for right-of-use asset impairment at 24 stores and three stores, respectively. The Company also recorded an impairment charge totaling approximately $2.8 million and $6.7 million for the 39-week periods ended October 31, 2020 and November 2, 2019, respectively, for leasehold improvements, fixtures and equipment at 22 stores during each period for which the carrying values exceed the respective fair values for these assets. The total impairment charge, net of tax, for the 39-week periods ended October 31, 2020 and November 2, 2019 was $6.9 million and $5.5 million, respectively.

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

Note 12 - Subsequent Events

On December 3, 2020, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock.  Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions.  The amount and timing of repurchases will be based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase program does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase program at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC on April 10, 2020 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A - “Risk Factors.”

Introduction

We are a specialty retailer of home décor in the United States, operating 381 stores in 35 states as of October 31, 2020, as well as an e-commerce website, www.kirklands.com. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, wall décor, art, textiles, mirrors, fragrances, lamps and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers an engaging shopping experience characterized by casual, comfortable merchandise with a southern feel and a modern flair at a discernible value. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience has led us to develop a loyal customer base.

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

The COVID-19 pandemic has impacted our business operations and results of operations for the first 39 weeks of fiscal 2020 as described in more detail below, due to decreased customer traffic, retail store closures and supply chain restrictions. The evolving COVID-19 pandemic could continue to have an adverse impact on our results of operations and liquidity; the operations of our suppliers, vendors and customers; and on our employees as a result of quarantines, facility closures, and travel and social restrictions. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.

On March 19, 2020, we closed all of our retail store locations in response to the COVID-19 pandemic. We took a number of actions to mitigate the impact of the decreased sales due to the COVID-19 related store closures including:

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

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carry backs to offset 100% of taxable income for taxable years beginning before 2021. The CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also provides for an employee retention payroll tax credit for employers subject to closures due to COVID-19. In addition, the CARES Act permits delayed payment of the employer-portion of social security taxes. The delay applies to social security taxes due on wages paid between the date of enactment of the CARES Act and January 1, 2021 with half of the delayed payroll taxes due by December 31, 2021 and the other half due by December 31, 2022. The Company pursued all relevant measures under the CARES Act during the 39-week period ended October 31, 2020 including net operating loss carry backs, wage credits and payroll tax deferrals in order to improve liquidity.

During the 13-week period ended August 1, 2020, we repaid the $40 million that was borrowed under the revolving credit facility, and our stores started offering contactless curbside pickup and then reopened to in-store customer traffic throughout the second period consistent with applicable federal, state and local regulations and restrictions. Stores initially reopened with restricted operating hours and limited staffing with store merchandise deliveries from the distribution centers gradually resuming. During the 13-week period ended October 31, 2020, our sales improved with increased e-commerce demand, and stores generally increased operating hours, staffing and merchandise deliveries. The increased sales combined with the reduced merchandise receipts led to inventory shortages in key categories.

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

Store Optimization

As part of our store optimization strategy, which includes exiting unprofitable stores and shrinking the store base over the next several years, we closed 51 store locations in the 39-week period ended October 31, 2020. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures as we execute our store optimization strategy over the next several years.

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
New store openings	—	1	—	5
Permanent store closures	6	—	51	1
(Decrease) increase in store units	(1.6)%	0.2%	(11.8)%	0.9%

The following table summarizes our open stores and square footage under lease:

	October 31, 2020	November 2, 2019
Number of stores	381	432
Square footage	3,039,097	3,437,072
Average square footage per store	7,977	7,956

13-Week Period Ended October 31, 2020 Compared to the 13-Week Period Ended November 2, 2019

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	October 31, 2020		November 2, 2019		Change
	$	%	$	%	$	%
Net sales	$146,609	100.0%	$144,936	100.0%	$1,673	1.2%
Cost of sales	93,738	63.9	104,800	72.3	(11,062)	(10.6)
Gross profit	52,871	36.1	40,136	27.7	12,735	31.7
Operating expenses:
Compensation and benefits	21,343	14.6	29,115	20.1	(7,772)	(26.7)
Other operating expenses	16,682	11.4	20,208	14.0	(3,526)	(17.4)
Depreciation (exclusive of depreciation included in cost of sales)	1,613	1.1	1,602	1.1	11	0.7
Asset impairment	177	0.1	3,392	2.3	(3,215)	(94.8)
Total operating expenses	39,815	27.2	54,317	37.5	(14,502)	(26.7)
Operating income (loss)	13,056	8.9	(14,181)	(9.8)	27,237	(192.1)
Interest expense	95	0.1	169	0.1	(74)	(43.8)
Other income	(86)	(0.1)	(158)	(0.1)	72	(45.6)
Income (loss) before income taxes	13,047	8.9	(14,192)	(9.8)	27,239	(191.9)
Income tax expense	691	0.5	8,114	5.6	(7,423)	(91.5)
Net income (loss)	$12,356	8.4%	$(22,306)	(15.4)%	$34,662	(155.4)%

Net sales. Net sales increased 1.2% to $146.6 million for the third 13 weeks of fiscal 2020 compared to $144.9 million for the prior year period. Comparable sales, including e-commerce sales, increased 8.9%, or $12.0 million for the third 13 weeks of fiscal 2020 compared to the prior year period. This was partially offset by the impact of permanent store closures, which contributed to a decrease in net sales of $10.4 million. Comparable sales, including e-commerce sales, decreased 6.4% in the prior year period. For the third 13 weeks of fiscal 2020, e-commerce comparable sales increased 49.9%. For e-commerce, comparable sales benefited from an increase in website traffic and an increase in average ticket. The merchandise categories contributing most to the comparable store sales increase for the third 13 weeks of fiscal 2020 were holiday, textiles, and furniture, which were partially offset by decreases in gift, art and mirrors.

Gross profit. Gross profit as a percentage of net sales increased 840 basis points from 27.7% in the third 13 weeks of fiscal 2019 to 36.1% in the third 13 weeks of fiscal 2020. The overall increase in gross profit margin was due to favorable merchandise margin and store occupancy costs, partially offset by unfavorable outbound freight and distribution center costs. Merchandise margin increased approximately 820 basis points from 51.8% in the third 13 weeks of fiscal 2019 to 60.0% in the third 13 weeks of fiscal 2020 mainly due to lower promotional activity and increased direct sourcing. Store occupancy and depreciation costs decreased approximately 300 basis points as a percentage of net sales due to store closures, negotiated rent reductions and the leverage of increased sales. Outbound freight costs were approximately 110 basis points unfavorable as a percentage of net sales due to increased e-commerce shipping expenses of approximately 180 basis points due to the higher mix of ship-to-home e-commerce sales partially offset by improved store outbound freight of approximately 70 basis points driven by reduced routes from the distribution centers to the stores, shipping rate decreases and sales leverage. Distribution center costs were approximately 170 basis points unfavorable due to the lower warehouse expense capitalization adjustment driven by lower inventory levels.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 550 basis points from 20.1% in the third 13 weeks of fiscal 2019 to 14.6% in the third 13 weeks of fiscal 2020, primarily due to lower store payroll expenses due to a revised store labor model and lower corporate salaries and wages due to reduced head count.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 260 basis points from 14.0% in the third 13 weeks of fiscal 2019 to 11.4% in the third 13 weeks of fiscal 2020. The decrease as a percentage of net sales was primarily due to cost savings initiatives and lower advertising, professional fees, utilities and travel expenses.

Asset impairment. During the third 13 weeks of fiscal 2020, we recorded an impairment charge of approximately $15,000 for right-of-use asset impairment at two stores and $162,000 for property and equipment impairment charges at four stores compared to an impairment charge of approximately $41,000 for right-of-use asset impairment at one store and $3.4 million for property and equipment impairment charges at 17 stores in the prior year period.

Income tax expense. For the 13-week periods ended October 31, 2020 and November 2, 2019, we recorded income tax expense of 5.3% and 57.7% of the income (loss) before income taxes, respectively. The change in income taxes for the 13-week period ended October 31, 2020, compared to the prior year period, was primarily due to using the discrete method in the current period compared to using the estimated annual effective tax rate method along with recording a valuation allowance against deferred tax assets in the prior year period.

Net income (loss) and earnings (loss) per share. We reported net income of $12.4 million, or $0.82 per diluted share, for the third 13 weeks of fiscal 2020 as compared to a net loss of $22.3 million, or $1.61 per diluted share, for the third 13 weeks of fiscal 2019.

39-Week Period Ended October 31, 2020 Compared to the 39-Week Period Ended November 2, 2019

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	October 31, 2020		November 2, 2019		Change
	$	%	$	%	$	%
Net sales	$348,578	100.0%	$394,469	100.0%	$(45,891)	(11.6)%
Cost of sales	249,751	71.6	291,541	73.9	(41,790)	(14.3)
Gross profit	98,827	28.4	102,928	26.1	(4,101)	(4.0)
Operating expenses:
Compensation and benefits	60,157	17.3	83,333	21.1	(23,176)	(27.8)
Other operating expenses	44,843	12.9	54,998	14.0	(10,155)	(18.5)
Depreciation (exclusive of depreciation included in cost of sales)	4,683	1.3	5,177	1.3	(494)	(9.5)
Asset impairment	9,027	2.6	7,251	1.8	1,776	24.5
Total operating expenses	118,710	34.1	150,759	38.2	(32,049)	(21.3)
Operating loss	(19,883)	(5.7)	(47,831)	(12.1)	27,948	(58.4)
Interest expense	484	0.1	307	0.1	177	57.7
Other income	(272)	—	(712)	(0.2)	440	(61.8)
Loss before income taxes	(20,095)	(5.8)	(47,426)	(12.0)	27,331	(57.6)
Income tax (benefit) expense	(15,650)	(4.5)	921	0.3	(16,571)	(1,799.2)
Net loss	$(4,445)	(1.3)%	$(48,347)	(12.3)%	$43,902	(90.8)%

Net sales. Net sales decreased 11.6% to $348.6 million for the first 39 weeks of fiscal 2020 compared to $394.5 million for the prior year period. Comparable store sales, including e-commerce sales, decreased 6.7%, or $25.1 million for the first 39 weeks of fiscal 2020 compared to the prior year period. In addition, the impact of permanent store closures contributed to a decrease in net sales of $20.8 million. Comparable store sales, including e-commerce sales, decreased 9.3% in the prior year period. For the first 39 weeks of fiscal 2020, e-commerce comparable sales increased 53.2%. For e-commerce, comparable sales benefited from an increase in website traffic and average ticket.

Gross profit. Gross profit as a percentage of net sales increased 230 basis points from 26.1% in the first 39 weeks of fiscal 2019 to 28.4% in the first 39 weeks of fiscal 2020. The overall increase in gross profit margin was due to favorable merchandise margin and store occupancy costs, partially offset by unfavorable outbound freight and distribution center costs. Merchandise margin increased approximately 390 basis points from 52.8% in the first 39 weeks of fiscal 2019 to 56.7% in the first 39 weeks of fiscal 2020 mainly due to lower promotional activity and increased direct sourcing. Store occupancy and depreciation costs decreased approximately 60 basis points as a percentage of net sales due to store closures and negotiated rent reductions. Outbound freight costs, which include e-commerce shipping, increased approximately 140 basis points as a percentage of net sales, which was driven by increased e-commerce shipping expenses of approximately 230 basis points due to the higher mix of ship-to-home e-commerce sales, partially offset by improved store outbound freight of approximately 90 basis points driven by reduced routes from the distribution centers to the stores and shipping rate decreases. Distribution center costs were approximately 80 basis points unfavorable due to the lower warehouse expense capitalization adjustment driven by lower inventory levels and sales deleverage.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 380 basis points from 21.1% in the first 39 weeks of fiscal 2019 to 17.3% in the first 39 weeks of fiscal 2020, primarily due to lower store wages due to a revised labor model, lower corporate salaries and wages due to reduced headcount, partially offset by higher bonus expense.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 110 basis points from 14.0% in the first 39 weeks of fiscal 2019 to 12.9% in the first 39 weeks of fiscal 2019, primarily due to numerous cost saving initiatives and lower professional fees and travel costs.

Asset impairment. For the first 39 weeks of fiscal 2020, we recorded an impairment charge of approximately $6.2 million for right-of-use asset impairment at 24 stores and $2.8 million for property and equipment impairment charges at 22 stores compared to an impairment charge of approximately $525,000 for right-of-use asset impairment at three stores and $6.7 million for property and equipment impairment charges at 22 stores in the prior year period.

Income tax (benefit) expense. We recorded an income tax benefit of approximately $15.7 million, or 77.9% of the loss before income taxes during the first 39 weeks of fiscal 2020, compared to an income tax expense of approximately $0.9 million, or 1.9% of the loss before income taxes during the prior year period. The change in the tax rate for the first 39 weeks of fiscal 2020 compared to the prior year period was primarily due to a $12.3 million income tax benefit related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the CARES Act, a $2.0 million income tax benefit related to the carryback of the projected fiscal 2020 loss to years with a 35% statutory tax rate, partially offset by $3.0 million due to the valuation allowance against deferred tax assets compared to recording a $11.3 million valuation allowance against deferred tax assets in the prior year period.

Net loss and loss per share. We reported a net loss of $4.4 million, or $0.31 per diluted share, for the first 39 weeks of fiscal 2020 as compared to a net loss of $48.3 million, or $3.42 per diluted share, for the first 39 weeks of fiscal 2019.

Non-GAAP Financial Measures

Adjusted net income (loss) and adjusted income (loss) per share. To supplement our unaudited consolidated condensed financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including adjusted net income (loss) and adjusted diluted income (loss) per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP measures, in evaluating our operational performance.

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

The following table shows a reconciliation of net income (loss) and diluted income (loss) per share to adjusted net income (loss) and adjusted diluted income (loss) per share for the 13 and 39-week periods ended October 31, 2020 and November 2, 2019:

	13-Week Period Ended		39-Week Period Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net income (loss)	$12,356	$(22,306)	$(4,445)	$(48,347)
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	(577)	—	(533)	—
Asset impairment(2)	121	2,548	6,927	5,526
Stock-based compensation expense, including tax impact(3)	196	954	1,082	2,397
Severance charges(4)	6	100	683	707
Other costs included in operating expenses(5)	54	—	155	92
Total adjustments in operating expenses	377	3,602	8,847	8,722
Tax valuation allowance(6)	(2,431)	11,336	3,040	11,336
CARES Act - net operating loss carry back(7)	268	—	(14,328)	—
Total non-GAAP adjustments, net of tax	(2,363)	14,938	(2,974)	20,058
Adjusted net income (loss)	$9,993	$(7,368)	$(7,419)	$(28,289)

Diluted income (loss) per share	$0.82	$(1.61)	$(0.31)	$(3.42)
Adjusted diluted income (loss) per share	$0.66	$(0.53)	$(0.53)	$(2.00)

Diluted weighted average shares outstanding	15,075	13,867	14,121	14,116
Adjusted diluted weighted average shares outstanding	15,075	13,867	14,121	14,116

(1)

Costs associated with closed stores and lease termination costs, including amounts paid to third-parties for rent reduction negotiations, lease termination fees paid to landlords for store closings and gains on lease terminations.

(2)	Impairment charges include both right-of-use asset and property and equipment impairment charges.
(3)	Stock-based compensation expense includes amounts expensed related to equity incentive plans including the tax impact.
(4)	Severance charges include expenses related to severance agreements. This also includes permanent store closure compensation costs.
(5)	Other costs include corporate lease negotiation fees associated with rent reduction in fiscal 2020 and write-offs of excess and obsolete supplies in fiscal 2019.
(6)	To remove the impact of the Company’s valuation allowance against deferred tax assets.
(7)

The Company recorded an income tax expense (benefit) related to the carry back of fiscal 2019 and estimated fiscal 2020 federal net operating losses to prior periods as permitted under the CARES Act in fiscal 2020.

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

Cash flows from operating activities. Net cash provided by operating activities was approximately $14.5 million during the first 39 weeks of fiscal 2020 compared to net cash used in operating activities of approximately $62.4 million for the first 39 weeks of fiscal 2019. Cash flows from operating activities depend heavily on operating performance and changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash from operations as compared to the prior year period was due to an improvement in operating performance and decreased cash used to purchase inventory, partially offset by lower accounts payable.

Cash flows from investing activities. Net cash used in investing activities for the first 39 weeks of fiscal 2020 consisted of $7.6 million in capital expenditures slightly offset by proceeds from the sale of property and equipment of $0.2 million as compared to $12.8 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	39-Week Period Ended
	October 31, 2020	November 2, 2019
Distribution center and supply chain enhancements	$4,496	$4,057
Technology and omni-channel projects	1,974	2,986
Existing stores	758	2,869
Corporate	352	121
New stores	—	2,726
Total capital expenditures	$7,580	$12,759

The capital expenditures in the current year period related primarily to distribution center and supply chain enhancements including consolidating the e-commerce distribution center into the store distribution center in Jackson, Tennessee, standing up new e-commerce hubs and upgrading the warehouse management system. Technology and omni-channel projects include website enhancements and the launch of a new loyalty program. Capital expenditures in the prior year period related primarily to distribution center and supply chain enhancements, improvements to existing stores, the opening of five new stores and information technology and omni-channel improvements.

Cash flows from financing activities. In the first 39 weeks of fiscal 2020, we borrowed and made repayments of $40.0 million under our revolving credit facility. In the first 39 weeks of fiscal 2019, we borrowed $25.0 million under our revolving credit facility which was partially offset by share repurchases of $3.7 million

Senior credit facility. On December 6, 2019, we entered into the 2019 Credit Agreement with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaced the 2016 Credit Agreement. Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extended its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under the Credit Agreements bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of October 31, 2020, we were in compliance with the covenants in the 2019 Credit Agreement. Under the 2019 Credit Agreement, there were no outstanding borrowings and $1,750,000 in letters of credit outstanding, with approximately $69.7 million available for borrowing, as of October 31, 2020.

As of October 31, 2020, our balance of cash and cash equivalents was approximately $37.2 million. We believe that the combination of our cash balances, cash flow from operations and availability under our 2019 Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plan. On September 24, 2018, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common shares. On December 3, 2020, we announced that our Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. As of October 31, 2020, we had approximately $21,000 remaining under our $10 million share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Shares repurchased and retired	—	174,313	—	807,275
Share repurchase cost	$—	$243	$—	$3,657

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

	13-Week Period Ended		39-Week Period Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Related Party Vendor:
Purchases	$—	$—	$—	$19,577
Purchases as a percent of total merchandise purchases	—%	—%	—%	9.4%
Cost of sales	$—	$—	$—	$14,749

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

There have been no material changes to our risk factors listed above, which were previously disclosed in more detail in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 and our Quarterly Reports on Form 10-Q for the quarterly period ended May 2, 2020 and August 1, 2020 except for the updates set forth in Part II Item 1A - Risk Factors of this Form 10-Q regarding the impacts of the COVID-19 pandemic.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Both our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) have concluded that as of October 31, 2020 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in internal controls over financial reporting. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the Plaintiffs have standing. However, the court also certified the standing issue for an interlocutory appeal, and the Company has filed a petition for allowance of appeal with the Pennsylvania Supreme Court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is currently set for November 8, 2021. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties are currently engaging in discovery, and the Plaintiff has until April 9, 2021, to file for class certification. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I - Item 2 of this report, you should carefully consider the risk factor below and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended February 1, 2020, and in Part II, “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarterly period ended May 2, 2020 and August 1, 2020, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 global pandemic has had and is expected to continue to have an adverse impact on our business, financial condition, results of operations and liquidity.

The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic will continue to have a material impact on our business, including our results of operations, financial condition and liquidity. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and scope of the pandemic and responsive governmental regulations and orders. The effects of the COVID-19 pandemic are uncertain and cannot be predicted, including the impact on our suppliers and disruptions to the global supply chain; our ability to sell and provide our products, including as a result of travel and social restrictions and people working from home; restrictions or disruptions to transportation, including reduced availability of ground or air transport; and the willingness or ability of our customers to pay for our services and products.

As a result of the COVID-19 global pandemic, and in response to government mandates or recommendations made by governmental or other authorities, as well as decisions we have made to protect the health and safety of our employees, consumers and communities, we temporarily closed our retail stores. While our stores have reopened consistent with governmental guidelines, there can be no reassurance that they will not be temporarily closed again or that our customers will be willing to visit retail stores again in the near future. We also may face longer term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving, continued, increasingly stringent, or reinstated governmental restrictions including public health directives, quarantine policies or social distancing measures. Additionally, the COVID-19 pandemic may impact our ability to adequately staff our stores and distribution centers if our employees are hesitant or unwilling to return to work for fear of contracting COVID-19. As a result, the COVID-19 pandemic is adversely impacting, and is expected to continue to adversely impact, our financial results.

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

The COVID-19 global pandemic also has the potential to significantly impact our supply chain if the factories, suppliers, distribution centers, logistics operators and/or other service providers that we rely upon are disrupted, temporarily closed or experience worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products. Even if the impact of the pandemic on domestic markets improves, because we rely on a global supply chain, we may continue to experience disruptions in the supply of globally sourced inventories.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On September 24, 2018, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. On December 3, 2020, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.

The Company did not repurchase any shares of common stock during the 13 weeks ended October 31, 2020. As of October 31, 2020, the Company had approximately $21,000 remaining under the $10 million share repurchase plan.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
10.1+*	Employment Agreement, effective September 22, 2020, by and between Jeffrey T. Martin and Kirkland’s, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 23, 2020)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarter ended October 31, 2020, furnished in XBRL (eXtensible Business Reporting Language))

*	Incorporated by reference.
+	Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: December 3, 2020	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer
Date: December 3, 2020	/s/ Nicole A. Strain
Nicole A. Strain Executive Vice President and Chief Financial Officer