Form 10-K
period 2021-01-30
KIRKLAND'S, INC
filed 2021-03-26
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $72.5 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of March 15, 2021, there were 14,295,257 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 22, 2021, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 30, 2021 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in Item 1A. Risk Factors and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

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

The terms “Kirkland’s,” “we,” “us,” and “our” as used in this Form 10-K refer to Kirkland’s, Inc.

PART I

Item 1. Business

General

We are a specialty retailer of home décor in the United States. As of January 30, 2021, we operated a total of 373 stores in 35 states as well as an e-commerce website, www.kirklands.com. We were founded in 1966, and our current parent corporation, Kirkland’s, Inc., was incorporated in 1981. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, textiles, wall décor, decorative accessories, art, mirrors, fragrances and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers an engaging shopping experience characterized by affordable home décor and inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allow our customer to furnish their home on a budget.

Business Strategy

Our goal is to be a leading specialty retailer of value home décor and furnishings in our market. We believe the following elements of our business strategy both differentiate us from our competitors and position us for growth.

Product development. Our strategy is to be seen as a home décor store for the complete home furnishing project, in addition to the finishing touches. Our stores contain items covering a range of complementary product categories, and we are known for traditionally-styled, casual decorating merchandise and our seasonal items. We have improved the quality and relevancy of our existing products and added new product categories to our mix including larger furniture pieces, tabletop, rugs and bedding as we aim to be a complete home furnishing brand and not just an accessories store. Our strategy of providing a combination of style, quality and value is an important element in making Kirkland’s a destination store. While we carry items online and in our stores that sell for various price points, our items are perceived by our customers as affordable home décor and accessories.

Omni-channel. Our strategy includes improving omni-channel via website enhancements, more focused digital marketing spending, an expanded online assortment and an in-store experience that is aligned with our omni-channel capabilities. Our stores provide an engaging shopping experience for our customers by making them feel welcome and “at home” while providing inspiring decorative ideas. In addition to our stores, we sell direct-to-customer and facilitate orders for in-store pickup through our buy online and pickup in store (“BOPIS”) and ship-to-store programs on our website at www.kirklands.com. We view our e-commerce channel as a crucial part of our overall business strategy, allowing us to introduce our concept to new customers and complement our “brick-and-mortar” business for a true omni-channel brand experience.

Customer experience. Our strategy to improve the customer experience leverages our lean infrastructure to be more nimble in our response to changes in consumer preferences and buying behaviors. We have redesigned our loyalty program, added extended credit options and broadened delivery options for our customers. We plan to pursue additional customer experience improvements based on changing consumer preferences.

Merchandising

Our merchandising strategy is to offer a curated assortment of quality, relevant home décor merchandise for customers to furnish their entire home on a budget. We maintain a value pricing strategy with affordable prices representing a great value to our customers along with “better” and “best” options. We emphasize merchandise quality and are focused on introducing and refining new product categories including furniture, upholstery, rugs, tabletop and bedding that complement our established categories where we are introducing fresher products and adding stronger points of view.

Daily review of sales and product margin information helps us to maximize the productivity of successful products and categories, and minimize the accumulation of slow-moving inventory. We regularly monitor the sell-through of our merchandise; therefore, the number and make-up of our active items is continuously changing based on changes in selling trends. The composition of our merchandise assortment is relatively consistent across our store base.

We continually strive to increase the perceived value of Kirkland’s products to our customers through our distinctive merchandising, exclusive proprietary products, carefully coordinated in-store signage and visual presentation. Our shoppers regularly experience the satisfaction of paying noticeably less for items similar to those sold by other retailers. We use temporary promotions throughout the year featuring specific items or categories of merchandise along with entire transaction discounts. We believe our value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.

Our merchandise categories include holiday décor, furniture, textiles, ornamental wall décor, decorative accessories, art, mirrors, fragrance and accessories, lamps, artificial floral products, housewares, outdoor living items, gifts and frames. The following table presents the percentage of net sales contributed by our merchandise categories based on our current category structure over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2020	Fiscal 2019	Fiscal 2018
Holiday	22%	19%	17%
Furniture	15	11	11
Textiles	10	8	6
Ornamental Wall Décor	9	10	12
Decorative Accessories	8	10	10
Art	7	8	9
Mirrors	6	6	6
Fragrances and Accessories	6	6	6
Lamps	4	5	6
Floral	4	5	4
Housewares	4	4	4
Outdoor Living	3	3	3
Gift	1	3	4
Frames	1	2	2
Total	100%	100%	100%

Purchasing and Inventory Management

Our merchandise team purchases inventory on a centralized basis to take advantage of our consolidated buying power and our technology to closely control the merchandise mix in our stores and online. Our buying team selects all of our products, negotiates with vendors and works with our planning and allocation team to optimize merchandise quantity and mix by category in our stores and on our website. We purchase merchandise from approximately 200 vendors, with only one vendor representing more than 10% of our purchases during fiscal 2020. Approximately 80 core vendors accounted for 90% of our merchandise purchases during fiscal 2020.

Approximately 76% of our total merchandise purchases are products manufactured in China with the remainder mainly from domestic manufacturers, India or Vietnam. We continue to monitor the impact of tariffs on products that we source from China and adjust our strategies to mitigate any negative impact, including negotiating with our vendors, seeking alternative sourcing options and adjusting retail selling prices. For our purchases of merchandise manufactured abroad, we have historically bought from importers or U.S.-based representatives of foreign manufacturers rather than contracting directly with foreign manufacturers. As part of our key strategic initiatives, we implemented a direct sourcing program in fiscal 2019, which allows us to purchase some of our merchandise directly from manufacturers in an effort to lower the cost of merchandise purchases and improve the design and quality of our merchandise. Direct sourcing accounted for approximately 20% of our purchases in fiscal 2020. We plan to increase the percentage of merchandise that we directly source from manufactures, targeting 40% to 50% of total merchandise purchases over the next two to three years.

Our merchandise planning and allocation team manages inventory levels, allocates merchandise to stores and e-commerce and replenishes inventory. Our inventory control systems monitor current inventory levels at each store and distribution center location. We also continually monitor recent selling history within each store and on our website by category, classification and item to properly allocate future purchases to maximize sales and gross margin. Each of our stores is internally classified for merchandising purposes based on certain criteria including sales volume, size, location and historical performance. Although our stores carry similar merchandise, the variety and depth of products in a given store may vary depending on the store’s rank and classification. Where applicable, inventory purchases and allocation are also tailored based on regional or demographic differences between stores in selected categories. On our website, we carry a larger selection of merchandise than in our store locations, including online-exclusive items.

Store Operations

General. In addition to corporate management, three regional directors and 17 district managers (who generally have responsibility for an average of 22 stores within a geographic district) manage store operations. Store managers and assistant managers are responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates seven days a week with an average of 8 to 14 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with the increased traffic and sales volume in the fourth quarter of the calendar year.

Merchandise presentation. Our strategy is to present merchandise in a visually appealing manner to create an engaging shopping experience that inspires home decorating. Merchandise is displayed according to placement guidelines and directives given to stores by the merchandise presentation team. This process promotes uniform display standards throughout our stores depending upon multiple store configurations. Using multiple types of fixtures, products are displayed by category or product type or complementary merchandise is creatively grouped together.

Real Estate

As part of our store optimization strategy, which includes exiting unprofitable stores and continuing to reduce the store base over the next several years, we closed 59 store locations in fiscal 2020. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures and limited store openings as we execute our store optimization strategy over the next few years. We believe our ideal store count should be in the range of 300 to 350 stores.

As of January 30, 2021, we operated 373 stores, including 318 “power” strip or “lifestyle” centers, 27 freestanding locations, 14 mall locations and 14 outlet centers.

The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2015
Stores open at beginning of period	432	428	418	404	376
Store openings	—	5	25	31	42
Store closings	(59)	(1)	(15)	(17)	(14)
Stores open at end of period	373	432	428	418	404

Distribution and Logistics

We have a comprehensive approach to the management of our merchandise supply chain. We continuously evaluate the impact of our omni-channel strategies on our business, and frequently implement enhancements to our supply chain infrastructure and warehouse management system to support store and e-commerce fulfillment.

Our main retail distribution center in Jackson, Tennessee services approximately 75% of our stores. In fiscal 2019, we began using a third-party operated retail fulfillment facility in Lancaster, Texas which services the other 25% of our stores. In fiscal 2020, we closed our separate e-commerce order fulfillment center in Jackson, Tennessee and consolidated e-commerce order fulfilment into our main Jackson, Tennessee retail distribution center. We also opened two new smaller e-commerce order fulfillment centers in North Las Vegas, Nevada and Winchester, Virginia in order to reduce the time to deliver customer orders, fixed costs and shipping expenses. We also have a third-party operated west coast distribution operation, which provides for the improved flow of merchandise through our supply chain network. By virtue of this operation, we gain control of merchandise when it enters the west coast port, which allows us to allocate and distribute inventory directly to any of our four retail or e-commerce fulfillment distribution centers.

We upgraded our internal warehouse management system in fiscal 2020 to provide increased functionality that supports e-commerce fulfillment at our e-commerce fulfillment locations. We plan to upgrade our internal warehouse management system related to store fulfillment at our Jackson, Tennessee location in fiscal 2021.

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

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations, refreshes and upgrades to support optimal software configurations and application performance. We plan to continue to invest in information technology and implement efficiency-driving system enhancements. We continue to strengthen the security of our information systems and invest in technology to support store, distribution facility and omni-channel expansion. These efforts are directed toward improving business processes, maintaining secure, efficient and stable systems, implementing new features and enabling the continued growth and success of our business.

Marketing

Kirkland’s is a brand with an emotionally-based tagline, Bring Happiness Home.  Our marketing communicates that Kirkland’s is a home shopping destination that offers stylish, quality merchandise at a value to our customers. We believe a happy home is a beautiful home, and our marketing showcases our products in casual, inviting and realistic lifestyle settings that are inspirational and attainable.

Our marketing strategy includes a balanced approach to customer retention and acquisition.  Our overall marketing efforts encompass various techniques including digital marketing, paid search and social media initiatives.  We manage a database of customers and communicate with them via targeted emails and seasonal direct mail catalogs featuring new products, marketing events and special offers.

We are focused on improving the customer experience through our loyalty program, K-club, and our private label credit card financing. We redesigned our customer loyalty program in October 2020. Our new program rewards customers for shopping with us, as well as interacting with Kirkland's across channels. This allows us to foster stronger and lasting relationships with our customers. The key benefits of the new program include:

•	Points on every purchase to redeem for valuable rewards;
•	Birthday surprises;
•	Special offers, bonus days, annual bonuses and exclusive access;
•	Monthly $500 sweepstakes entry; and
•	VIP shopping hours.

We also enhanced our private label Kirkland’s credit card through Wells Fargo in January 2021 by offering new financing options including "6-months no interest" and "12-months no interest" financing for purchases over $250 and $500, respectively.

Omni-Channel

We connect with our customers in their manner of choosing, whether that is in-store, on our website, email, social media, direct mail or through our customer service center. Our goal is to be available anytime, anywhere and in any way our customers choose to engage with our brand and present a consistent and appealing shopping experience across our channels. Customers may use our website as a resource to purchase merchandise, locate a store, preview our merchandise, join our K-club loyalty program, apply for a Kirkland’s credit card and purchase gift cards online.

We have multiple online fulfillment options, including delivery to the customer’s home directly from our warehouse, store or directly from the vendor, ship-to-store and buy online and pickup in store programs. Our BOPIS program includes optional curbside pickup implemented in fiscal 2020 in response to the COVID-19 pandemic, which provides convenient access for customers to pick up merchandise from our store locations without leaving their vehicle. In fiscal 2020, we also introduced next-day delivery where customers can buy online out of store inventory, and we arrange to have a third-party deliver the merchandise the next day from the local store to the customer’s home.

As part of our omni-channel growth strategy, we plan to focus on improving comparable sales performance, driven by e-commerce growth. We expect e-commerce to grow as a percentage of our total business, but also intend to focus on improving the contribution of our remaining store base, which is an integral part of our omni-channel strategy and supports improved profitability of our e-commerce business.

We expect to continue to focus on customer site experience improvements including checkout and search engine improvements, integration improvements and other personalization and product page improvements.

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

Competition

The retail market for home décor is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. Some of our main competitors include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Crate & Barrel, Williams-Sonoma, Inc., Hobby Lobby, Pier 1 Imports, At Home, Target, Ebay, Amazon and Wayfair. We believe that the principal competitive factors influencing our business are merchandise selection, price, customer service, visual appeal of our stores and our convenient store locations. We believe we compete effectively with other retailers due to our experience in identifying a curated collection of quality and stylish merchandise, pricing it to be attractive to our target customer, presenting it in a visually appealing manner and providing an engaging shopping experience.

In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See Item 1A of this Form 10-K, captioned “Risk Factors” for further discussion of our competitive environment.

Human Capital

Overview. We employed approximately 1,000 full-time and 3,700 part-time employees as of January 30, 2021. The number of employees fluctuates with seasonal needs. We generally experience our highest level of employment during the fourth fiscal quarter. Of our 4,700 employees, approximately 4,250 work at stores, 250 work at our distribution centers and 200 work in corporate support functions. As of January 30, 2021, none of our employees are unionized or covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

Personnel recruitment and training. We believe our continued success is dependent in part on our ability to attract, retain and motivate quality employees. In particular, our success depends on our ability to promote and recruit qualified corporate personnel, distribution center employees, district and store managers and full-time and part-time store employees. District managers are primarily responsible for recruiting new store managers, while store managers are responsible for the hiring and training of store employees. We constantly look for motivated and talented people to promote from within the Company, in addition to recruiting outside of Kirkland’s. All store employees are trained utilizing the “K University” training program. Store managers train at a designated “training store” where they work directly with a qualified training store manager. District managers onboard at our corporate office in addition to spending time with designated district manager trainers. Corporate and distribution center employees receive training at their respective locations.

Compensation and benefits. We are committed to providing competitive pay and benefits to our employees. Corporate management, distribution center leadership, regional directors, district managers and store managers are compensated with base pay plus periodic bonuses based on performance. Store and distribution center non-management employees are compensated on an hourly basis in addition to periodic contests and rewards. Many of our employees participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon department or Company performance. We also provide our eligible employees the opportunity to participate in a 401(k) retirement savings plan which includes a 100% Company match of the employee’s elective bi-weekly contributions up to 4% of eligible compensation. We share in the cost of health insurance provided to eligible employees, and we offer our employees a discount on merchandise purchased from our stores.

Safety. Employee safety is a top priority. We develop and administer company-wide policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards. In response to the COVID-19 pandemic, we have implemented numerous safety measures including adding work from home flexibility for corporate employees, adjusting attendance policies to encourage those who are sick to stay home, increasing cleaning protocols, implementing temperature screenings of employees, establishing social distancing procedures, providing additional personal protective equipment and cleaning supplies, modifying work spaces with plexiglass dividers, limiting travel and requiring masks to be worn in accordance with CDC guidelines and local ordinances. We have also implemented regular communications to employees regarding the impacts of COVID-19, new health and safety procedures and protocols to address actual or suspected COVID-19 cases and potential exposure.

Diversity. Our leadership team is comprised of our CEO, CFO and eight vice presidents who, collectively, have management responsibility for our business areas including omni-channel operations, finance, supply chain, legal, merchandising, human resources, marketing and information technology. Our leadership team places significant focus and attention on matters concerning the Company’s human capital assets including its capability development, succession planning and diversity. Accordingly, we regularly review talent development and succession plans for each of our functions, to identify and develop a pipeline of talent to maintain business operations. With respect to diverse representation, presently three of the ten members of our leadership team are women. We are committed to our continued efforts to promote diversity and foster an inclusive work environment that supports the communities we serve. We recruit the best people for the job regardless of race, gender, ethnicity or other protected traits, and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

Governmental Regulations

We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and tax. In addition, we must comply with United States customs laws and similar laws of other countries associated with the import of our merchandise. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, requires us to expend considerable resources. For additional information, see “Risk Factors” under the sub-captions “Risks Relate to Strategy and Execution” and “Risks Related to New Legislation, Regulation, and Litigation.”

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

COVID-19 Response

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which materially affected our business operations in fiscal 2020. If the pandemic persists throughout fiscal 2021 or worsens, it could continue to impact our business operations. We continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business, which includes the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks.

In the first quarter of fiscal 2020, as a proactive and cautionary measure, we elected to borrow $40.0 million from our revolving credit facility, which was later repaid during the second quarter of fiscal 2020. We also temporarily closed all of our stores in the first quarter of fiscal 2020 and reopened stores during the second quarter of fiscal 2020. In an effort to further strengthen our financial flexibility and efficiently operate in the pandemic during the first half of the year, we reduced store and corporate payroll, inventory receipts, advertising expenses, outbound freight expense, capital expenditures and other expenses. We also implemented a new curbside pickup option for customers at our stores.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law during our first fiscal quarter. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allowed our net operating losses incurred in 2019 to be carried back to preceding taxable years to generate a refund of previously paid income taxes of approximately $12.3 million. We also have a $1.4 million employer tax credit receivable from the IRS, and we have deferred $3.3 million in employer payroll taxes that we plan to repay in October 2021.

All of our stores and distribution centers are currently open with enhanced safety measures. The health and safety of our employees and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, providing personal protective equipment to our employees, establishing mask protocols in our facilities, rolling out additional functionality to support contactless shopping experiences, implementing additional cleaning and sanitation procedures and promoting social distancing.

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, with the Securities Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those documents filed by us with the SEC are available, without charge, on our internet website, http://www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Information about our Executive Officers

The name, age and position of each of our executive officers as of March 26, 2021 are as follows:

Steve C. Woodward, 64, has been a Director of Kirkland’s and President and Chief Executive Officer since January 2020. Prior to his appointment to President, Mr. Woodward served as a Director of Kirkland’s and Chief Executive Officer since October 2018. Prior to joining Kirkland’s, Inc., Mr. Woodward served as the President and Chief Merchandising Officer of the global home furnishings retailer Crate and Barrel since 2015. Prior to Crate and Barrel, Mr. Woodward joined Fossil, Inc., in 2007, where he was a Senior Vice President and was head of the Michael Kors watch and jewelry business. Before joining Fossil, Mr. Woodward held several key executive roles in the home furnishings industry, including Executive Vice President and General Merchandise Manager of The Bombay Company, Chief Executive Officer of Illuminations and Vice President of Pier 1 Imports.

Nicole A. Strain, 47, has been Executive Vice President and Chief Financial Officer since June 2019. Prior to her appointment as Chief Financial Officer, Mrs. Strain served as Interim Chief Officer from May 2017 to May 2019 and as Controller from November 2016 to April 2017. Prior to joining Kirkland’s, Mrs. Strain served as the Vice President of Finance and Principal Accounting Officer for Logan’s Roadhouse, Inc., a Nashville-based restaurant company, from 2005 through July of 2015. While at Logan’s, Mrs. Strain also served as the interim Chief Financial Officer and Principal Financial Officer.

Jeffrey T. Martin, 42, has been Sr. Vice President of Omni-Channel Retail for Kirkland’s since January 2020, and prior to that time he served as Vice President of Omni-Channel Transformation Office for Kirkland’s since August 2019. Prior to joining Kirkland’s, Mr. Martin spent nine years with the Michaels Companies and held various senior roles in supply chain, non-merchandising procurement, space planning and wholesale and retail operations.

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

Our business has evolved from an in-store experience to interactions with customers across multiple channels including in-store, online, mobile and social media, among others. Our customers are using computers, tablets, mobile phones and other devices to shop on our website and provide feedback and public commentary about all aspects of our business. Omni-channel retailing is rapidly evolving, and we must keep pace with changing customer expectations and new developments and technology investments by our competitors.

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

If we are unable to attract and retain team members or contract with third parties having the specialized skills needed to support our omni-channel efforts, implement improvements to our customer-facing technology in a timely manner, or provide a convenient and consistent experience for our customers, regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected. In addition, if www.kirklands.com and our other customer-facing technology systems do not appeal to our customers or reliably function as designed, we may experience a loss of customer confidence, lost sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations. Moreover, to make available our omni-channel platform, we rely on various technology systems and services, some of which are provided and managed by third-party service providers. To the extent such third-party components do not perform or function as anticipated, such failure can significantly interfere in our ability to meet our customers’ changing expectations.

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

We closed 59 stores in fiscal 2020 most of which were underperforming. If our fiscal 2021 closing strategy, including negotiating lease termination costs with landlords, does not go as planned and/or we are unable to transfer these existing store customers to other nearby stores or to online sales, our revenue could decrease and results of operations could suffer.

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

In fiscal 2020, we redesigned our loyal program with new customer incentives, which include earning points that are converted to reward dollars that can be redeemed on future purchases, in addition to other bonus offers. If our customers do not respond positively to our new program or if the new program ends up costing more than anticipated in reward redemptions, our financial results could be adversely impacted.

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

Risks Related to Liquidity

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

We are dependent upon generating sufficient cash flows from operations to fund our obligations and strategic investments. We maintain a secured revolving credit facility to enable us to acquire merchandise, fund working capital requirements as well as to support standby letters of credit. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain of our eligible assets and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions, including restrictions on the ability to repurchase our common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. We renewed our revolving credit facility in December 2019. The facility contains a number of affirmative and restrictive covenants that may also limit our actions. Continued negative cash flows from operations could result in increased borrowings under our revolving credit facility to fund operational needs, increased utilization of letters of credit and greater dependence on the availability of the revolving credit facility. These actions could result in us being subject to increased restrictions, incurring increased interest expense and increasing of our leverage. See Note 4 of the Notes to Consolidated Financial Statements for additional discussion.

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

Our headquarters, store locations, distribution centers and warehouses, as well as certain of our vendors and customers, are located in areas that have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries in which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or combination thereof, could adversely affect our operations.

The COVID-19 global pandemic has had and is expected to continue to have a material impact on our business and results of operations.

The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic will continue to have a material impact on our business. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and scope of the pandemic and responsive governmental regulations and orders. The long-term effects of the COVID-19 pandemic are uncertain and cannot be predicted, including the impact on our suppliers and disruptions to the global supply chain; our ability to sell and provide our products in stores; and the willingness or ability of our customers to pay for our products.

There can be no assurance that our stores will not be temporarily closed again due to government mandates or recommendations or that our customers will be willing to visit retail stores again in the near future. We also may face longer-term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving, continued, or reinstated governmental restrictions including public health directives, quarantine policies or social distancing measures. Although to date, the impact of our store closures and reduced store traffic on our retail store operations has been offset by growth in our e-commerce business and strategic expense reductions, there is no guarantee that such growth will continue if the current economic recession continues over a prolonged period of time or worsens due to the COVID-19 pandemic, and results in decreased consumer spending in the markets in which we operate or, alternatively, it is possible that e-commerce growth will slow as the impacts of the COVID-19 pandemic subside. In addition, dependence on our e-commerce business subjects us to certain other risks, including: the failure to successfully implement new systems, system enhancements and internet platforms; the failure of our technology infrastructure or the computer systems that operate our website, causing, among other things, website downtimes; telecommunications issues or other technical failures; over-reliance on third-parties; and an increase in credit card fraud.

The impact of the COVID-19 pandemic could lead to continued net sales decreases at our retail store locations. Consumer fears about being exposed to or contracting the disease may continue, which will continue to adversely affect traffic to our stores. Consumer behavior and spending may also be impacted by the availability of and deployment of vaccines and effective medical treatments for COVID-19, general macroeconomic conditions, including general economic uncertainty, unemployment rates, recessionary pressure, the access to unemployment compensation and other economic relief, fiscal policy changes, and consumer confidence, including the significant economic downturn and job loss.

The COVID-19 global pandemic has significantly impacted our supply chain as the factories, suppliers, distribution centers, logistics operators and/or other service providers that we rely upon are disrupted, temporarily closed, experience capacity constraints, or worker shortages. We may also see disruptions or delays in shipments and negative impacts to pricing of certain components of our products. Even if the impact of the pandemic on domestic markets improves, because we rely on a global supply chain, we may continue to experience disruptions in the supply of globally sourced inventories.

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

Our comparable sales fluctuate due to a variety of factors.

Numerous factors affect our comparable sales results, including among others, weather conditions, retail trends, the retail sales environment, economic conditions, the impact of competition and our ability to execute our business strategy efficiently. Our comparable sales results have historically experienced fluctuations, including declines in some fiscal periods. Our comparable sales may not increase from quarter to quarter, or may decline. As a result, the unpredictability of our comparable sales may cause our revenues and operating results to vary quarter to quarter, and an unanticipated decline in revenues or comparable sales may cause the price of our common stock to fluctuate significantly.

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

Our business is subject to numerous federal, state and local laws and regulations. We routinely incur costs in complying with these laws and regulations. We are exposed to the risk that federal, state or local legislation may negatively impact our operations. Changes in product regulations (including changes in labeling or disclosure requirements), federal or state wage requirements including minimum wage requirements, employee rights (including changes in the process for our employees to join a union), health care, social welfare or entitlement programs such as health insurance, paid leave programs, or other changes in workplace regulation or tax laws could adversely impact our ability to achieve our financial targets. Changes in other regulatory areas, such as consumer credit, privacy and information security, or environmental regulation may result in significant added expenses or may require extensive system and operating changes that may be difficult to implement and/or could materially increase our costs of doing business. Untimely compliance or noncompliance with applicable laws and regulations may subject us to legal risk, including government enforcement action, significant fines and penalties and class action litigation, as well as reputational damage, which could adversely affect our results of operations.

Greenhouse gases (“GHG”) may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for us to deliver products to our customers, create delays and inefficiencies in our supply chain. Following an interruption to our business, we could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Further, concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting GHG emissions. If domestic or international laws or regulations were expanded to require GHG emission reporting or reduction by us or our third-party manufacturers, or if we engage third-party contract manufacturers in countries that have existing GHG emission reporting or reduction laws or regulations, we would need to expend financial and other resources to comply with such regulations and/or to monitor our third-party manufacturers’ compliance with such regulations. In addition, we cannot control the actions of our third-party manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using climate change proactive or sustainable practices. Violations of climate change laws or regulations by third parties with whom we do business could result in negative public perception of us and/or delays in shipments and receipt of goods, and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline.

The costs and other effects of new legal requirements cannot be determined with certainty. Additional laws may directly or indirectly affect our production, distribution, packaging, cost of raw materials or fuel, any of which could impact our business and financial results. In addition, our efforts to comply with new legislation or regulations may increase our costs.

Our business could be negatively impacted by corporate citizenship and sustainability matters.

There is an increased focus from U.S. and foreign governmental and nongovernmental authorities and from certain investors, customers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we announce certain initiatives, including goals regarding our focus areas, which include environmental matters, packaging and waste, responsible sourcing, social investments and inclusion and diversity. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. Such failures could be due to changes in our business. Moreover, the standards by which citizenship and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions, which could change over time. In addition, as the result of such heightened public focus on sustainability matters, we may face increased pressure to provide expanded disclosure, make or expand commitments, set targets, or establish additional goals and take actions to meet such goals, in connection with such matters. We could also be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could adversely affect our business, results of operations, cash flows and financial condition.

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

In fiscal 2020, approximately 80% of our merchandise was purchased through vendors in the United States who either import merchandise from foreign countries or contract with domestic manufacturers, while approximately 20%

of our merchandise was directly sourced by us from factories in foreign countries. We are subject to the risks involved with relying on products manufactured abroad, and we are subject to those risks to the extent that their effects are passed through to us by our vendors or whether those risks directly apply to us. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, first cost price increases, freight cost increases, exchange rate fluctuations, terrorism, public health crises, war, economic uncertainties (including inflation, foreign government regulations and political unrest), trade restrictions (including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices) and other factors relating to foreign trade, including costs and uncertainties associated with efforts to identify and disclose sources of “conflict minerals” used in products that we cause to be manufactured and potential sell-through difficulties and reputational damage that may be associated with our inability to determine that such products are classified as “DRC conflict-free.” If any of these or other factors were to cause a disruption of trade, from the countries in which the suppliers of our vendors or our direct suppliers are located, our inventory levels may be reduced or the cost of our products may increase. For example, the outbreak of COVID-19 first identified in Wuhan, China has led to work and travel restrictions in and out of China as well as temporary closures or production and logistics constraints due to workforce availability of certain factories in China. These travel restrictions, factory closures, production and logistics constraints and shipping price increases have resulted in delayed shipments and increased shipping costs for some of our fiscal 2020 merchandise and will continue to impact us in fiscal 2021.

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

Countries from which we or our vendors obtain these products may, from time to time, impose new or adjust prevailing quotas or other restrictions on exported products, and the United States may impose new duties, quotas and other restrictions on imported products. This could disrupt the supply of such products to us and adversely affect our operations. The United States Congress periodically considers other restrictions on the importation of products obtained for us. The cost of such products may increase for us if applicable duties are raised or import quotas with respect to such products are imposed or made more restrictive.

Approximately 76% of our fiscal 2020 purchases were derived from merchandise produced in China. We have developed strategies to try to mitigate the impact of current and future proposed tariffs, including collaborative efforts with our vendor partners and raising retail prices. There can be no assurance as to the final scope of the tariffs that will be imposed or the course or timing of trade negotiations between the United States and China to resolve the issues that led the Office of the U.S. Trade Representative to impose the tariffs. Imposition of the tariffs in 2020 and future fiscal years could have a material adverse effect on our cost of goods sold and results of operations.

We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. We purchase our products from approximately 200 vendors with which we have no long-term purchase commitments or exclusivity contracts. We have a core group of 80 vendors that provide approximately 90% of our merchandise. We have one vendor that provides over 10% of our merchandise purchases. Any disruption in the relationship with our core vendors, especially our largest vendor, could negatively impact our ability to achieve anticipated operating results.

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

The distribution of products to our stores and directly to our customers is coordinated through our west coast bypass operation, our distribution facility in Jackson, Tennessee, our third-party distribution center in Dallas, Texas and two e-commerce shipping hubs in North Las Vegas, Nevada and Winchester, Virginia. We depend on the orderly operation of these receiving and distribution facilities, which rely on adherence to shipping schedules and effective management.

We make significant upgrades to our warehouse management software. If these changes or upgrades do not go smoothly or timely, then we could face significant disruptions with our distribution process and incur excess costs related to the upgrades.

In addition, we cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores or directly to our customers. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event that any of our distribution facilities are shut down for any reason.

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

Any disruption in the operation of our information systems, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems could interrupt our operations or interfere with our ability to monitor inventory or process customer transactions, which could result in reduced net sales and affect our operations and financial performance. We also need to ensure that our systems are consistently adequate to handle our anticipated store growth and are upgraded as necessary to meet our needs. The cost of any such system upgrades or enhancements would be significant. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions, which could adversely affect our results of operations.

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

We have benefited substantially from the leadership and performance of our senior management team. Our success will depend on our ability to retain our current senior management members and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and there can be no assurances that we will be able to retain our personnel. There can also be no assurance that a reduced or less qualified executive team can suitably perform operational responsibilities.

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

General Risk Factors

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

The price at which our common stock trades has been and is likely to continue to be highly volatile, and such volatility could expose us to securities class action litigation. The market price of our common stock could be subject to significant fluctuations in response to our operating results, general trends and prospects for the retail industry, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts’ or investors’ expectations, the condition of the financial markets and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock notwithstanding our actual operating performance.

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

The following table indicates the states where our stores are located and the number of stores within each state as of January 30, 2021:

State	Number of Stores	State	Number of Stores
Texas	56	Arkansas	8
Florida	32	Oklahoma	7
Georgia	24	Mississippi	6
North Carolina	21	New Jersey	6
Tennessee	20	Colorado	5
California	19	Wisconsin	5
Alabama	16	Delaware	4
Illinois	14	Kansas	4
Louisiana	12	Minnesota	4
Pennsylvania	12	Maryland	3
Indiana	11	Nevada	3
Ohio	11	New York	3
South Carolina	11	Iowa	2
Virginia	11	North Dakota	2
Missouri	10	Nebraska	2
Arizona	9	West Virginia	1
Kentucky	9	South Dakota	1
Michigan	9	Total	373

We lease all of our distribution locations, and we lease additional overflow warehouse space as needed on a month-to-month basis. The following is a list of distribution locations including the approximate square footage as of January 30, 2021:

Distribution Facility Locations	Type	Approximate Square Footage
Jackson, Tennessee	store and e-commerce fulfillment	771,000
Lancaster, Texas	third-party operated store fulfillment	200,000
Winchester, Virginia	e-commerce fulfillment	63,000
North Las Vegas, Nevada	e-commerce fulfillment	33,000

We also lease 49,000 square feet of office space in Brentwood, Tennessee.

Item 3. Legal Proceedings

See Note 8 — Commitments and Contingencies in the Notes to Consolidated Financial Statements for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On March 15, 2021, there were approximately 35 holders of record and approximately 12,425 beneficial owners of our common stock.

The following table sets forth the high and low last sale prices of our common stock for the periods indicated.

	Fiscal 2020		Fiscal 2019
	High	Low	High	Low
First Quarter	$1.46	$0.63	$11.68	$5.79
Second Quarter	$5.47	$0.76	$5.85	$1.54
Third Quarter	$12.71	$6.12	$1.72	$1.13
Fourth Quarter	$28.07	$9.23	$1.64	$0.91

Dividend Policy

There have been no dividends declared on any class of our common stock since fiscal 2015. Our senior credit facility restricts our ability to pay cash dividends. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for discussion of our senior credit facility. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Stock Price Performance Graph

Not applicable to smaller reporting companies.

Issuer Repurchases of Equity Securities

On September 24, 2018, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This share repurchase plan was completed during the fourth quarter of fiscal 2020. On December 3, 2020, we announced that our Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of up to $20 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. In fiscal 2020, we repurchased and retired 9,926 shares of common stock at an aggregate cost of approximately $178,000 under our share repurchase plans. As of January 30, 2021, we had approximately $19.8 million remaining under the current share repurchase plan. Shares of common stock repurchased by the Company during the fourth quarter of fiscal 2020 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased (in 000s)
November 29, 2020 to January 2, 2021	2,200	$19.11	2,200	$19,979
January 3, 2021 to January 30, 2021	7,726	17.66	7,726	19,843
Total	9,926	$17.98	9,926	$19,843

Item 6. Selected Financial Data

While this item, Item 6. Selected Financial Data, is not applicable to smaller reporting companies, we have in recent years provided this information voluntarily. We have elected to early-adopt, as permitted under the applicable SEC rules, certain amendments to Management’s Discussion and Analysis and the elimination of Selected Financial Data and Supplementary Financial Information adopted by the SEC on November 19, 2020. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021; however, early adoption is permitted following the effective date on an item-by-item basis so long as the issuer complies with the amended requirements. Based on the final rule, we have excluded “Item 6. Selected Financial Data” from this Annual Report on Form 10-K.

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

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2020 represented the 52 weeks ended on January 30, 2021. Fiscal 2019 represented the 52 weeks ended on February 1, 2020. Fiscal 2018 represented the 52 weeks ended on February 2, 2019.

Introduction

We are a specialty retailer of home décor in the United States, operating 373 stores in 35 states as of January 30, 2021, as well as an e-commerce website, www.kirklands.com. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, textiles, wall décor, decorative accessories, art, mirrors, fragrances and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers with an engaging shopping experience characterized by affordable home décor and inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allow our customer to furnish their entire home on a budget.

Overview of Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue and excludes sales taxes. Our net sales for fiscal 2020 decreased by 10.0% to $543.5 million from $603.9 million in fiscal 2019. The net sales decrease in fiscal 2020 resulted primarily from 59 permanent store closures in fiscal 2020 along with a comparable sales decrease due to the temporary closure of our stores in the first half of the fiscal year due to the COVID-19 pandemic, which was partially offset by increased e-commerce sales. Comparable sales, which includes the increase in e-commerce sales, decreased 3.8% for fiscal 2020.

We use comparable sales to measure sales increases and decreases from stores that have been open for at least 13 full fiscal months including our online sales. In fiscal 2020, we changed our comparable sales calculation to remove closed stores from the calculation the day after the store closes. Prior to this change, stores closed during the year were included in the comparable store sales calculation only for the full fiscal months of the year the stores were open. In fiscal 2021, relocated stores will remain in our comparable sales calculation. Previously, relocated stores were removed from the comparable store base when the existing store closed, and the new replacement store was added into the comparable store sales calculation after 13 full fiscal months of activity. E-commerce sales, including shipping revenue, are included in comparable sales. Increases in comparable sales are an important factor in maintaining or increasing our profitability.

Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components, including: product cost of sales (including inbound freight, damages and inventory shrinkage), store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs to stores, e-commerce shipping expenses and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance. For fiscal 2020, gross profit increased 4.5% to $172.8 million from $165.4 million for fiscal 2019. Gross profit as a percentage of net sales increased to 31.8% for fiscal 2020 from 27.4% in fiscal 2019, primarily driven by an increase in merchandise margin due to lower promotional activity and increased direct sourcing.

Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as depreciation and amortization associated with omni-channel software and corporate property and equipment and impairment of long-lived assets. Because many operating expenses are fixed costs, and because operating costs tend to rise over time, increases in comparable sales typically are necessary to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to fully understand our operating performance, we typically identify such costs separately where significant in the consolidated statements of operations so that we can evaluate comparable expense data across different periods.

Strategic Priorities and Financial Goals

Our key strategic initiatives include:

•

Accelerating product development to reinforce quality and relevancy as we continue the transformation of the Kirkland’s brand into a specialty retailer where customers are able to furnish their entire home on a budget;

•	Improving omni-channel via website enhancements, more focused marketing spending, an expanded online assortment and an in-store experience that is aligned with our omni-channel capabilities;
•	Improving the customer experience with our re-launched loyalty program, extended credit options and broadened delivery options; and
•	Utilizing our leaner infrastructure to be nimbler in our response to changes in consumer preferences and buying behaviors.

Our financial goals include:

•	Improving comparable store sales performance, driven by e-commerce growth, merchandising, brick-and-mortar store productivity and closure of underperforming stores;
•

Stabilizing gross margin by continuing with our current discipline of limited promotional offers, expanding direct sourcing, improving supply chain efficiency and reducing occupancy costs with a goal to improve our annual gross profit margin to a mid-30% range over the next two to three years;

•

Improving profitability by leveraging the leaner infrastructure with comparable sales growth to achieve our goal of annual EBITDA as a percent of sales in the high-single to low-double digit range and annual operating income in the mid to high-single-digit range within two to three years; and

•	Maintaining adequate liquidity and generating free cash flow while continuing to invest in key strategic initiatives of the business and returning excess cash to our shareholders.

Store Optimization

As part of our store optimization strategy, which includes exiting unprofitable stores and continuing to reduce the store base over the next several years, we permanently closed 59 store locations in fiscal 2020. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures and limited store openings as we execute our store optimization strategy over the next several years. We believe our ideal store count should be in the range of 300 to 350 stores and expect to achieve that range in the next two to three years.

The following table summarizes store information for the periods indicated:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 30, 2021	February 1, 2020	February 2, 2019
New stores opened during the period	—	5	25
Stores closed during the period	59	1	15
(Decrease) increase in store units	(13.7)%	0.9%	2.4%
(Decrease) increase in store square footage	(13.3)%	0.9%	3.2%

The following table summarizes store information as of January 30, 2021 and February 1, 2020:

	As of January 30, 2021	As of February 1, 2020
Number of stores	373	432
Square footage	2,980,191	3,437,072
Average square footage per store	7,990	7,956

Cash Flow

Our cash and cash equivalents balance increased from $30.1 million at February 1, 2020 to $100.3 million at January 30, 2021 reflecting our operating performance and changes in working capital. Our objective is to finance all of our operating and investing activities for fiscal 2021 with cash provided by operations and borrowings available under our revolving credit facility, if needed.

Fiscal 2020 Compared to Fiscal 2019

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2020		Fiscal 2019		Change
	$	%	$	%	$	%
Net sales	$543,496	100.0%	$603,880	100.0%	$(60,384)	(10.0)%
Cost of sales	370,658	68.2	438,446	72.6	(67,788)	(15.5)
Gross profit	172,838	31.8	165,434	27.4	7,404	4.5
Operating expenses:
Compensation and benefits	85,569	15.7	116,895	19.4	(31,326)	(26.8)
Other operating expenses	63,290	11.7	75,647	12.5	(12,357)	(16.3)
Depreciation (exclusive of depreciation included in cost of sales)	6,305	1.2	6,704	1.1	(399)	(6.0)
Asset impairment	9,387	1.7	19,229	3.2	(9,842)	(51.2)
Operating income (loss)	8,287	1.5	(53,041)	(8.8)	61,328	(115.6)
Interest expense	571	0.1	457	0.1	114	24.9
Other income	(376)	(0.1)	(911)	(0.2)	535	(58.7)
Income (loss) before income taxes	8,092	1.5	(52,587)	(8.7)	60,679	(115.4)
Income tax (benefit) expense	(8,547)	(1.6)	678	0.1	(9,225)	(1,360.6)
Net income (loss)	$16,639	3.1%	$(53,265)	(8.8)%	$69,904	(131.2)%

Net sales. Net sales decreased 10.0% to $543.5 million in fiscal 2020 compared to $603.9 million in fiscal 2019. The net sales decrease of $60.4 million in fiscal 2020 resulted primarily from the permanent closure of 59 stores during fiscal 2020 along with a comparable sales decrease partially due to the temporary closure of our stores in the first half of the fiscal year due to the COVID-19 pandemic along with a decline in brick-and-mortar traffic, which was partially offset by an e-commerce sales increase of $46.3 million. Comparable store sales, including e-commerce sales, decreased 3.8% for fiscal 2020 compared to a decrease of 7.1% for fiscal 2019. In fiscal 2020, e-commerce sales increased 46.9% compared to the prior year period and were 26.7% of our net sales. The increase in e-commerce sales was driven by an increase in website traffic and an increase in average ticket.

Gross profit. Gross profit as a percentage of net sales increased approximately 440 basis points from 27.4% in fiscal 2019 to 31.8% in fiscal 2020. The increase in gross profit margin was due to favorable merchandise margin, store occupancy costs and outbound store freight costs partially offset by unfavorable e-commerce shipping expenses and higher distribution center costs. Merchandise margin increased approximately 530 basis points from 51.6% in fiscal 2019 to 56.9% in fiscal 2020. The increase in merchandise margin was driven by lower promotional activity and increased direct sourcing. Store occupancy and depreciation costs decreased approximately 90 basis points as a percentage of net sales due to store closures and negotiated rent reductions. Outbound store freight costs decreased approximately 80 basis points as a percentage of net sales, which was driven by reduced routes from the distribution centers to the stores due to lower inventory levels and shipping rate decreases. E-commerce shipping expenses increased approximately 210 basis points as a percentage of net sales due to the higher mix of ship-to-home e-commerce sales. Central distribution costs increased approximately 50 basis points as a percentage of net sales compared to the prior year mainly due to the lower warehouse expense capitalization adjustment driven by lower inventory levels.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 370 basis points from 19.4% in fiscal 2019 to 15.7% in fiscal 2020 primarily due to lower store wages due to a revised store labor model, which has less employees in the store during non-peak hours and lower performing stores operating with less employees, a shift towards e-commerce sales and lower corporate salaries and wages due to reduced headcount, partially offset by higher bonus expense.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 80 basis points from 12.5% in fiscal 2019 to 11.7% in fiscal 2020. The decrease as a percentage of net sales was primarily due to numerous cost saving initiatives and lower professional fees and travel costs.

Asset impairment. During fiscal 2020, we recorded an impairment charge of approximately $9.4 million including $6.2 million for right-of-use asset impairment at 24 stores, $3.1 million for property and equipment impairment charges at 24 stores and excess store fixture impairment of $0.1 million compared to an impairment charge of approximately $19.2 million in the prior year period including approximately $2.9 million for right-of-use asset impairment at nine stores, $9.9 million for property and equipment impairment charges at 38 stores, $0.9 million in excess store fixture impairment, $4.7 million in impaired software projects and $0.8 million related to e-commerce distribution center impairment.

Income tax (benefit) expense. We recorded income tax benefit of $8.5 million, or 105.6% of pre-tax income, during fiscal 2020 compared to income tax expense of $0.7 million, or 1.3% of the loss before income taxes, during the prior year period. The change in the tax rate for fiscal 2020 compared to the prior year period was primarily due to a $12.3 million income tax benefit related to the carryback of the 2019 net operating loss to prior periods pursuant to the CARES Act, partially offset by $1.3 million due to the change in the valuation allowance against deferred tax assets compared to recording a $12.0 million valuation allowance against deferred tax assets in the prior year period. See Note 3 — Income taxes in Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this form 10-K for further discussion.

Net income (loss). As a result of the foregoing, we reported net income of $16.6 million, or $1.12 per diluted share, for fiscal 2020 compared to a net loss of $53.3 million, or $3.79 per diluted share, for fiscal 2019.

Non-GAAP Financial Measures

Adjusted net income (loss) and adjusted earnings (loss) per share. To supplement our audited consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including adjusted income (loss) and adjusted diluted earnings (loss) per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP. We use these non-GAAP financial measures internally in analyzing our financial results, and we believe that they provide useful information to analysts and investors, as a supplement to GAAP measures, in evaluating our operational performance.

We define adjusted net income (loss) and adjusted diluted earnings (loss) per share by adjusting the applicable GAAP measure for non-GAAP adjustments.

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

The following table shows a reconciliation net income (loss) and diluted earnings (loss) per share to adjusted net income (loss) and adjusted diluted earnings (loss) per share for the 52 weeks ended January 30, 2021 and February 1, 2020:

	52 Weeks Ended
	January 30, 2021	February 1, 2020
Net income (loss)	$16,639	$(53,265)
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	(840)	(219)
Asset impairment(2)	6,948	15,133
Stock-based compensation expense, including tax impact(3)	1,177	3,870
Severance charges(4)	859	2,065
Other costs included in operating expenses(5)	325	815
Total adjustments in operating expenses	9,309	21,883
Tax valuation allowance(6)	1,292	12,035
CARES Act - net operating loss carry back(7)	(12,276)	—
Total non-GAAP adjustments, net of tax	(2,515)	33,699
Adjusted net income (loss)	$14,124	$(19,566)

Diluted earnings (loss) per share	$1.12	$(3.79)
Adjusted diluted earnings (loss) per share	$0.95	$(1.39)

Diluted weighted average shares outstanding	14,880	14,070

(1)

Costs associated with closed stores and lease termination costs, including gains on lease terminations, amounts paid to third-parties for rent reduction negotiations and lease termination fees paid to landlords for store closings.

(2)	Asset impairment charges include both right-of-use asset and property and equipment impairment charges.
(3)	Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(4)	Severance charges include expenses related to severance agreements. This also includes permanent store closure compensation costs.
(5)	Other costs include executive transition costs, corporate lease negotiation fees associated with rent reduction in fiscal 2020 and write-offs of excess and obsolete supplies in fiscal 2019.
(6)	To remove the impact of the change in our valuation allowance against deferred tax assets.
(7)	To remove the impact of the income tax benefit recorded in fiscal 2020 related to the carry back of fiscal 2019 federal net operating losses to prior periods as permitted under the CARES Act.

Fiscal 2019 Compared to Fiscal 2018

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2019		Fiscal 2018		Change
	$	%	$	%	$	%
Net sales	$603,880	100.0%	$647,071	100.0%	$(43,191)	(6.7)%
Cost of sales	438,446	72.6	444,002	68.6	(5,556)	(1.3)
Gross profit	165,434	27.4	203,069	31.4	(37,635)	(18.5)
Operating expenses:
Compensation and benefits	116,895	19.4	116,272	18.0	623	0.5
Other operating expenses	75,647	12.5	74,682	11.6	965	1.3
Depreciation (exclusive of depreciation included in cost of sales)	6,704	1.1	7,234	1.1	(530)	(7.3)
Asset impairment	19,229	3.2	—	—	19,229	100.0
Operating (loss) income	(53,041)	(8.8)	4,881	0.7	(57,922)	(1,186.7)
Interest expense	457	0.1	267	—	190	71.2
Other income	(911)	(0.2)	(1,197)	(0.2)	286	(23.9)
(Loss) income before income taxes	(52,587)	(8.7)	5,811	0.9	(58,398)	(1,005.0)
Income tax expense	678	0.1	2,031	0.3	(1,353)	(66.6)
Net (loss) income	$(53,265)	(8.8)%	$3,780	0.6%	$(57,045)	(1,509.1)%

Net sales. Net sales decreased 6.7% to $603.9 million in fiscal 2019 compared to $647.1 million in fiscal 2018. The net sales decrease of $43.2 million in fiscal 2019 resulted primarily from the store comparable sales decrease of $64.6 million, partially offset by the e-commerce comparable sales increase of $19.9 million and new store growth of approximately $1.5 million. Comparable store sales, including e-commerce sales, decreased 7.1% for fiscal 2019 compared to a decrease of 1.3% for fiscal 2018. In fiscal 2019, e-commerce sales increased 25.3% compared to the prior year period. The decrease in brick-and-mortar comparable stores sales was primarily due to a decline in traffic. The increase in e-commerce sales was driven by a gain in transactions partially offset by a drop in average ticket. Merchandise categories that contributed heavily to the comparable sales decrease in fiscal 2019 were ornamental wall décor, lamps, gift, art and decorative accessories, which were partially offset by positive contributions from textiles, furniture and holiday.

Gross profit. Gross profit as a percentage of net sales decreased approximately 400 basis points from 31.4% in fiscal 2018 to 27.4% in fiscal 2019. The overall decrease in gross profit margin was due primarily to a decrease in merchandise margin, the deleverage of store occupancy costs and supply chain cost pressures. Merchandise margin decreased approximately 260 basis points from 54.2% in fiscal 2018 to 51.6% in fiscal 2019. The decrease in merchandise margin was driven by a decrease in product margin from both incremental discounting and product mix. Store occupancy costs were flat to the prior year in dollars, but increased approximately 80 basis points as a percentage of net sales primarily due to deleverage from negative brick-and-mortar comparable sales. Central distribution costs increased approximately 60 basis points as a percentage of net sales compared to the prior year mainly due to a change in the methodology for capitalizing distribution costs.

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

Asset impairment. During fiscal 2019, the Company recorded an impairment charge of approximately $19.2 million including $2.9 million for right-of-use asset impairment at nine stores, $9.9 million for property and equipment impairment charges at 38 stores, $0.9 million in excess fixture impairment, $4.7 million in impaired software projects and $0.8 million related to e-commerce distribution center impairment compared to no impairment charge in fiscal 2018.

Income tax expense. We recorded income tax expense of $0.7 million, or 1.3% of the loss before income taxes, during fiscal 2019 compared to income tax expense of $2.0 million, or 35.0% of pre-tax income, during the prior year period. The change in the tax rate for fiscal 2019 compared to the prior year period was primarily due to establishing a valuation allowance against deferred tax assets which was $12.0 million as of February 1, 2020, as we had a three-year cumulative pre-tax loss, and by the realization of discrete shortfall tax expense related to stock forfeitures, stock cancellations and the vesting of restricted stock units. See Note 3 — Income taxes in Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this form 10-K for further discussion.

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

The following table shows a reconciliation net (loss) income and diluted (loss) earnings per share to adjusted net (loss) income and adjusted diluted (loss) earnings per share for the 52 weeks ended February 1, 2020 and February 2, 2019:

	52 Weeks Ended
	February 1, 2020	February 2, 2019
Net (loss) income	$(53,265)	$3,780
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	(219)	—
Asset impairment(2)	15,133	—
Stock-based compensation expense, including tax impact(3)	3,870	2,617
Severance charges(4)	2,065	72
Other costs included in operating expenses(5)	815	1,544
Total adjustments in operating expenses	21,883	4,233
Tax valuation allowance(6)	12,035	—
Total non-GAAP adjustments, net of tax	33,699	4,233
Adjusted net (loss) income	$(19,566)	$8,013

Diluted (loss) earnings per share	$(3.79)	$0.24
Adjusted diluted (loss) earnings per share	$(1.39)	$0.51

Diluted weighted average shares outstanding	14,070	15,566

(1)

Costs associated with closed stores and lease termination costs, including gains on lease terminations, amounts paid to third-parties for rent reduction negotiations and lease termination fees paid to landlords for store closings.

(2)	Asset impairment charges include both right-of-use asset and property and equipment impairment charges.
(3)	Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(4)	Severance charges include expenses related to severance agreements. This also includes permanent store closure compensation costs.
(5)	Other costs include write-offs of excess and obsolete supplies in fiscal 2019 and CEO transition costs is fiscal 2018.
(6)	To remove the impact of the change in our valuation allowance against deferred tax assets.

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

Cash flows from operating activities. Net cash provided by operating activities was $78.6 million is fiscal 2020, net cash used in operating activities was $8.3 million in fiscal 2019, and net cash provided by operating activities was $22.3 million for fiscal 2018. Cash flows from operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash flows from operations in fiscal 2020 compared to fiscal 2019 was primarily due to the increase in operating performance and a decrease in inventories due to inventory purchase order cancellations in response to the COVID-19 pandemic followed by supply chain delays after resuming merchandise orders. We expect to be closer to planned inventory levels by the end of the second quarter of fiscal 2021. The decrease in the amount of cash flows from operations in fiscal 2019 compared to fiscal 2018 was primarily due to the decline in operating performance.

Cash flows from investing activities. Net cash used in investing activities was $8.5 million, $15.7 million and $28.8 million for fiscal 2020, 2019 and 2018, respectively.

The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Distribution center and supply chain enhancements	$4,592	$5,561	$2,265
Technology and omni-channel projects	2,679	3,584	6,958
Existing stores	1,062	3,225	3,896
Corporate	350	632	2,998
New stores	15	2,678	12,658
Total capital expenditures	$8,698	$15,680	$28,775

The capital expenditures in fiscal 2020 related primarily to distribution center and supply chain enhancements, technology and omni-channel projects and existing store maintenance. The capital expenditures in fiscal 2019 related primarily to distribution center and supply chain enhancements, technology and omni-channel projects, existing store refreshes, remodels and maintenance and five new store openings. Capital expenditures in fiscal 2018 related primarily to the opening of 25 new stores during the period, information technology and omni-channel projects, investments in our existing stores and corporate hardware lease buyouts.

Cash flows from financing activities. Net cash provided by financing activities was $0.1 million in fiscal 2020. Net cash used in financing activities was $3.9 million and $15.8 million for fiscal 2019 and fiscal 2018, respectively. During fiscal 2020, we borrowed $40 million on our revolving credit facility to fund operations due to temporary store closures in response to the COVID-19 pandemic and subsequently repaid the full $40 million. During fiscal 2019, we borrowed $25 million on our revolving credit facility to support our inventory purchases ahead of our fourth quarter selling season and repaid the full $25 million before fiscal year end. We had no borrowings or repayments under our revolving credit facility in fiscal 2018. During fiscal 2020, 2019 and 2018, we repurchased and retired approximately $0.2 million, $3.7 million and $15.7 million of common stock, respectively.

Senior credit facility. On December 6, 2019, we entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaced the Company’s Amended and Restated Credit Agreement dated as of August 19, 2011, as amended by that Joinder and First Amendment to Amended and Restated Credit Agreement dated as of February 26, 2016 (the “2016 Credit Agreement”) and, together with the 2019 Credit Agreement, (the “Credit Agreements”). Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extended its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under the Credit Agreements bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

We are subject to a Second Amended and Restated Security Agreement (“Security Agreement”) with our lender. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreements.

As of January 30, 2021, we were in compliance with the covenants in the 2019 Credit Agreement. As of January 30, 2021, there were $1.75 million in letters of credit outstanding, and there were no outstanding borrowings under the credit facility with approximately $39.5 million available for borrowing.

As of January 30, 2021, our balance of cash and cash equivalents was approximately $100.3 million. We believe that the combination of our cash balances, cash flow from operations and availability under our 2019 Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Company Response to COVID-19. The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which has affected our business operations in fiscal 2020. If the pandemic persists throughout fiscal 2021 or worsens, it would continue to impact our business operations. We continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business, which includes the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks.

In the first quarter of fiscal 2020, as a proactive and cautionary measure, we elected to borrow $40.0 million from our revolving credit facility, which was later repaid during the second quarter of fiscal 2020. We also temporarily closed all of our stores in the first quarter of fiscal 2020 and reopened stores during the second quarter of fiscal 2020. In an effort to further strengthen our financial flexibility and efficiently manage through the pandemic during the first half of the year, we permanently reduced store and corporate payroll, furloughed store employees, cancelled inventory purchases, reduced capital expenditures and cut advertising, outbound freight and other expenses. We also implemented a new curbside pickup option for customers at our stores.

The CARES Act was signed into law during our first fiscal quarter. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allowed our net operating losses incurred in 2019 to be carried back to preceding taxable years to generate a refund of previously paid income taxes of approximately $12.3 million. We have a $1.4 million employer tax credit receivable from the IRS, and we have deferred $3.3 million in employer payroll taxes that we plan to repay in October 2021.

All of our stores and distribution centers are currently open with enhanced safety measures. The health and safety of our employees and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, providing personal protective equipment to our employees, establishing mask protocols in our facilities, rolling out additional functionality to support contactless shopping experiences, implementing additional cleaning and sanitation procedures and promoting social distancing.

Share repurchase plan. On August 22, 2017, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This share repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This share repurchase plan was completed during the fourth quarter of fiscal 2020. On December 3, 2020, we announced that our Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of up to $20 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase program does not require us to repurchase any specific number of shares, and we may terminate the repurchase program at any time. As of January 30, 2021, we had approximately $19.8 million remaining under the current share repurchase plan.

The table below sets forth selected stock repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Shares repurchased and retired	9,926	807,275	1,650,748
Share repurchase cost	$178	$3,657	$15,717

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

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Related Party Vendor
Purchases	$—	$19,577	$54,280
Purchases as a percent of total merchandise purchases	— %	7.6%	20.7%
Cost of sales	$—	$14,749	$53,253
Payable amounts outstanding at fiscal year end	$—	$—	$8,166

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

We have elected to early-adopt, as permitted under the applicable SEC rules, certain amendments to Management’s Discussion and Analysis and the elimination of Selected Financial Data and Supplementary Financial Information adopted by the SEC on November 19, 2020. The final rule became effective on February 10, 2021 and must be applied in a registrant’s first fiscal year ending on or after August 9, 2021; however, early adoption is permitted following the effective date on an item-by-item basis so long as the issuer fully complies with the amended requirements. Based on the final rule, we have excluded “Quarterly Financial Information” from this Annual Report on Form 10-K.

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

We estimate as a percentage of sales the amount of shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $168,000 as of January 30, 2021.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess and obsolete inventory reduce merchandise inventory to the lower of cost or net realizable value based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 30, 2021, our reserve for excess and obsolete inventory was approximately $263,000.

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

In fiscal 2019, we shifted to estimating the fair value of long-lived fixed assets based on orderly liquidation value, as we believe this method better reflects the fair value of the assets. We previously used the age-life method for calculating the fair value of long-lived fixed assets. Under the age-life method, the replacement cost of an asset is estimated and reduced by depreciation based on the effective age of the asset and its expected useful life. The age-life method takes into consideration the fact that we will continue to use these assets based on a presumed investment decision where the expected cash flows from operating the store are greater than the expected cash flows that result from not operating the store. This is a material change to our impairment loss assessment methodology. Our asset impairment charges were $9.4 million and $19.2 million for fiscal 2020 and 2019, respectively, while we had no impairment charges in fiscal 2018. If our estimates and assumptions used in estimating future cash flows and asset fair values change or our operating results deteriorate, we may be exposed to additional losses that could be material.

Insurance reserves — Workers’ compensation and general liability insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience and judgments about the present and expected levels of cost per claim. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. As of January 30, 2021 and February 1, 2020, our net self-insurance reserve estimates related to workers’ compensation and general liability insurance programs were $5.3 million and $5.9 million, respectively.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet dates. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $531,000 for fiscal 2020.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. We record valuation allowances to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on our judgment, estimates and assumptions regarding those future events. In the event we were to determine that we would not be able to realize all or a portion of the net deferred tax assets in the future, we would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future, in excess of the net carrying amounts, then we would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual events and prior estimates and judgments could result in adjustments to this valuation allowance. We established a valuation allowance against deferred tax assets in fiscal 2019, as we have a three-year cumulative pre-tax loss. As of January 30, 2021, we had a $6.0 million deferred tax valuation allowance.

We normally use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. In fiscal 2020, we used the actual tax rate for the period for the first and third fiscal quarters and used the estimated annual rate for the second fiscal quarter.

Our income tax returns are subject to audit by local, state and federal tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. We have no unrecognized tax benefit reserve as of January 30, 2021.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of January 30, 2021, we had no outstanding borrowings under our 2019 Credit Agreement. We borrowed and repaid $40.0 million under our revolving credit facility during fiscal 2020. We are exposed to interest rate changes, primarily as a result of borrowings under our revolving credit facility (as discussed in Note 4 — Senior Credit Facility in the Notes to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K), which bear interest based on variable rates. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 30, 2021.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Report Of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kirkland’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate of Workers' Compensation and General Liability Self-Insurance Reserves
Description of the Matter

At January 30, 2021, the Company’s net reserves for workers’ compensation and general liability self-insurance risks were $5.3 million. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation and general liability exposures. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claim costs for the workers’ compensation and general liability exposures are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience, the severity of accidents and the average size of claims.

Auditing management’s estimate of the recorded workers’ compensation and general liability self-insurance reserves was complex and judgmental due to the significant assumptions and judgments required by management in projecting the exposure on incurred claims that remain unresolved, including those which have occurred but not yet been reported to the Company.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s accounting for self-insurance exposures. For example, we gained an understanding of management’s process for reviewing the appropriateness of the significant assumptions described above, including the completeness and accuracy of the underlying data, as well as the process for reviewing the actuarial calculations.

To test the Company’s estimate of the self-insurance reserves, we performed audit procedures that included, among others, assessing the actuarial valuation methodologies utilized by management, testing the significant assumptions described above, testing the related underlying data used by the Company in its evaluation for completeness and accuracy, and testing the mathematical accuracy of the calculations. Our audit procedures also included, among others, comparing the significant assumptions used by management to industry accepted actuarial assumptions and reassessing the accuracy of management’s historical estimates utilized in prior period evaluations. We involved our actuarial valuation specialists to assist in assessing the valuation methodologies and significant assumptions noted above and to develop an independent range of estimates for the insurance reserves which were then compared to management’s estimates.

Impairment of Long-Lived Assets
Description of the Matter

As more fully described in Notes 1 and 11 of the consolidated financial statements, the Company evaluates if there are indicators of impairment for long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. The Company’s first step is to determine whether indicators of impairment exist in its long-lived assets, including lease right of use assets, when events or changes in circumstances dictate that their carrying value may not be recoverable.  This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the assets related to the stores.  Future cash flows are projected for the remaining lease life.  If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value.  The fair value is estimated using a discounted cash flow approach considering such factors as sales levels, gross margins, and other expenses as well as the overall operating environment specific to that store.  Significant assumptions utilized in the fair value analyses for stores include estimating undiscounted future cash flows of the asset or asset group, estimating market participant rents, and estimating a discount rate that approximates the cost of capital of a market participant.

Auditing the Company’s store impairment analysis was complex and involved a high degree of subjectivity, as it included assessing the assumptions utilized to project the undiscounted cash flows to be generated by retail stores with indicators of impairment, for purposes of determining if such cash flows were less than the carrying amount. Further, auditing this analysis also involved evaluating the assumptions utilized to estimate the fair value of those retail stores to calculate any impairment.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s processes over the identification of indicators of impairment, the assessment of the projected undiscounted cash flows to be generated by retail stores with indicators of impairment, the determination of the fair value of the retail stores and the measurement of any resulting impairment. This process includes, among others, review of the assumptions utilized to develop the projected undiscounted cash flows and the related fair value estimates, and management’s evaluation of the completeness and accuracy of the underlying data utilized to project future operating results for the retail stores.

Our testing of the Company’s impairment analyses included, among other procedures, inspecting the Company’s analysis of historical results to determine if contrary evidence existed as to the completeness of the population of potentially impaired retail stores. Additionally, we evaluated the significant assumptions discussed above used to project the undiscounted cash flows and the incremental assumptions discussed above used to estimate fair value. For example, we compared the significant assumptions used by management to historical results, current industry and economic trends, changes in the Company’s business model, and other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the individual retail stores that would result from changes in the underlying assumptions. We involved our valuation specialists to assist in our evaluation of the fair value estimate specific to evaluating market participant real estate data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Nashville, Tennessee

March 26, 2021

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 30, 2021	February 1, 2020
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$100,337	$30,132
Inventories, net	62,083	94,674
Prepaid expenses and other current assets	8,278	6,705
Total current assets	170,698	131,511
Property and equipment:
Equipment	20,463	21,390
Furniture and fixtures	72,775	80,622
Leasehold improvements	109,501	123,022
Computer software and hardware	79,260	73,984
Projects in progress	1,429	6,862
Property and equipment, gross	283,428	305,880
Accumulated depreciation	(220,018)	(223,017)
Property and equipment, net	63,410	82,863
Operating lease right-of-use assets	147,334	200,067
Other assets	5,670	8,001
Total assets	$387,112	$422,442
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,173	$59,513
Accrued expenses	37,454	28,773
Operating lease liabilities	44,973	53,154
Total current liabilities	137,600	141,440
Operating lease liabilities	148,976	195,736
Other liabilities	5,614	8,311
Total liabilities	292,190	345,487
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 30, 2021, and February 1, 2020	—	—
Common stock, no par value, 100,000,000 shares authorized; 14,292,250 and 13,955,826 shares issued and outstanding at January 30, 2021, and February 1, 2020, respectively	174,391	172,885
Accumulated deficit	(79,469)	(95,930)
Total shareholders’ equity	94,922	76,955
Total liabilities and shareholders’ equity	$387,112	$422,442

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
	(In thousands, except per share data)
Net sales	$543,496	$603,880	$647,071
Cost of sales	370,658	423,697	390,749
Cost of sales related to merchandise purchased from related party vendor	—	14,749	53,253
Cost of sales	370,658	438,446	444,002
Gross profit	172,838	165,434	203,069
Operating expenses:
Compensation and benefits	85,569	116,895	116,272
Other operating expenses	63,290	75,647	74,682
Depreciation (exclusive of depreciation included in cost of sales)	6,305	6,704	7,234
Asset impairment	9,387	19,229	—
Total operating expenses	164,551	218,475	198,188
Operating income (loss)	8,287	(53,041)	4,881
Interest expense	571	457	267
Other income	(376)	(911)	(1,197)
Income (loss) before income taxes	8,092	(52,587)	5,811
Income tax (benefit) expense	(8,547)	678	2,031
Net income (loss)	$16,639	$(53,265)	$3,780
Earnings (loss) per share:
Basic	$1.18	$(3.79)	$0.24
Diluted	$1.12	$(3.79)	$0.24
Weighted average shares outstanding:
Basic	14,159	14,070	15,445
Effect of dilutive common stock equivalents	721	—	121
Diluted	14,880	14,070	15,566

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at February 3, 2018	15,977,239	$167,501	$(26,740)	$140,761
Employee stock purchases	37,128	320	—	320
Exercise of stock options	177,526	23	—	23
Restricted stock issued	110,400	—	—	—
Net share settlement of stock options and restricted stock	(146,721)	(382)	—	(382)
Stock-based compensation expense	—	2,015	—	2,015
Repurchase and retirement of common stock	(1,650,748)	—	(15,717)	(15,717)
Net income	—	—	3,780	3,780
Balance at February 2, 2019	14,504,824	169,477	(38,677)	130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	104,160	241	—	241
Restricted stock issued	197,090	—	—	—
Net share settlement of restricted stock	(42,973)	(87)	—	(87)
Stock-based compensation expense	—	3,254	—	3,254
Repurchase and retirement of common stock	(807,275)	—	(3,657)	(3,657)
Net loss	—	—	(53,265)	(53,265)
Balance at February 1, 2020	13,955,826	172,885	(95,930)	76,955
Employee stock purchases	34,999	35	—	35
Exercise of stock options	52,561	360	—	360
Restricted stock issued	281,604	—	—	—
Net share settlement of stock options and restricted stock	(22,814)	(60)	—	(60)
Stock-based compensation expense	—	1,171	—	1,171
Repurchase and retirement of common stock	(9,926)	—	(178)	(178)
Net income	—	—	16,639	16,639
Balance at January 30, 2021	14,292,250	$174,391	$(79,469)	$94,922

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$16,639	$(53,265)	$3,780
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	23,256	27,720	29,453
Amortization of debt issuance costs	93	56	54
Asset impairment charge	9,387	19,229	—
Cumulative effect of change in accounting principle	—	(331)	—
Loss on disposal of property and equipment	87	200	383
Stock-based compensation expense	1,171	3,254	2,015
Deferred income taxes	1,525	178	513
Changes in assets and liabilities:
Inventories, net	32,591	(10,240)	(3,179)
Prepaid expenses and other current assets	(1,654)	3,851	633
Accounts payable	(2,883)	18,928	(4,443)
Accounts payable to related party vendor	—	(8,166)	643
Accrued expenses	6,803	1,666	(1,592)
Income taxes payable (refundable)	1,959	(704)	(4,448)
Operating lease assets and liabilities	(8,573)	(10,645)	(1,047)
Other assets and liabilities	(1,838)	—	(444)
Net cash provided by (used in) operating activities	78,563	(8,269)	22,321
Cash flows from investing activities:
Proceeds from sale of property and equipment	209	—	—
Capital expenditures	(8,698)	(15,680)	(28,775)
Net cash used in investing activities	(8,489)	(15,680)	(28,775)
Cash flows from financing activities:
Borrowings on revolving line of credit	40,000	25,000	—
Repayments on revolving line of credit	(40,000)	(25,000)	—
Debt issuance costs	(26)	(362)	—
Cash used in net share settlement of stock options and restricted stock	(60)	(87)	(382)
Proceeds received from employee stock option exercises	360	—	23
Employee stock purchases	35	241	320
Repurchase and retirement of common stock	(178)	(3,657)	(15,717)
Net cash provided by (used in) financing activities	131	(3,865)	(15,756)
Cash and cash equivalents:
Net increase (decrease)	70,205	(27,814)	(22,210)
Beginning of the year	30,132	57,946	80,156
End of the year	$100,337	$30,132	$57,946
Supplemental cash flow information:
Interest paid	$442	$377	$190
Income taxes (received) paid	(11,945)	1,091	5,966
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$396	$1,853	$1,272
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	295,240	—
(Decrease) increase of operating lease liabilities from new or modified leases	(4,001)	18,922	—

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Nature of business — Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 373 stores in 35 states as of January 30, 2021, as well as an e-commerce website, www.kirklands.com.

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

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to, impairment assessments on long-lived assets, inventory reserves, self-insurance reserves and deferred tax asset valuation allowances.

Company Response to COVID-19 — The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty, and volatility which has affected the Company’s business operations in fiscal 2020. The Company continues to closely monitor the impact of the COVID-19 pandemic on all facets of its business, which includes the impact on its employees, customers, suppliers, vendors, business partners and supply chain networks.

In the first quarter of fiscal 2020, as a proactive and cautionary measure, the Company elected to borrow $40.0 million from its revolving credit facility, which was later repaid during the second quarter of fiscal 2020. The Company also temporarily closed all of its stores in the first quarter of fiscal 2020 and reopened stores during the second quarter of fiscal 2020. In an effort to further strengthen the Company’s financial flexibility and efficiently manage through the pandemic during the first half of the year, the Company permanently reduced store and corporate payroll, furloughed store employees, cancelled inventory purchases, reduced capital expenditures and cut advertising, outbound freight and other expenses. The Company also implemented a new curbside pickup option for customers at our stores.

The CARES Act was signed into law during our first fiscal quarter. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allowed the Company’s net operating losses incurred in 2019 to be carried back to preceding taxable years to generate a refund of previously paid income taxes of approximately $12.3 million. The Company has a $1.4 million employer tax credit receivable from the IRS, and the Company has deferred $3.3 million in employer payroll taxes.

All of the Company’s stores and distribution centers are currently open with enhanced safety measures. The health and safety of the Company’s employees and customers are the primary concerns of the Company’s management team. The Company has taken and continues to take numerous actions to promote health and safety, including, providing personal protective equipment to its employees, establishing mask protocols in its facilities, rolling out additional functionality to support contactless shopping experiences, implementing additional cleaning and sanitation procedures and promoting social distancing.

Basis of presentation — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”, which supersedes the existing guidance for lease accounting, Leases (Topic 840) (“ASU 2016-02”). At the beginning of fiscal 2019, the Company adopted the new lease accounting guidance. The adoption of the new lease accounting guidance had a material impact to the Company’s consolidated balance sheets and related disclosures, and resulted in the recording of right-of-use assets and lease liabilities of approximately $295.2 million as of the date of adoption. This guidance was applied using the optional transition method, which allowed the Company to not recast comparative financial information but rather recognize a cumulative-effect adjustment to retained earnings as of the effective date in the period of adoption. An adjustment of $331,000 was made to retained earnings as a result of right-of-use assets that were impaired upon the adoption of this guidance. See Note 11 — Impairment for further discussion. The standard did not materially impact the Company’s consolidated statements of operations or cash flows. For additional information, including the required disclosures, related to the impact of adopting this standard, see Note 5 — Leases.

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2020, 2019 and 2018 represented the 52 weeks ended on January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

Reclassification — Deferred income taxes in the fiscal 2019 asset section of the consolidated balance sheet has been reclassified to be included in other assets to conform to the fiscal 2020 presentation. This reclassification had no effect on total assets.

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

The Company incurs various types of warehousing, transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a component of cost of sales as the related inventory is sold. As of January 30, 2021 and February 1, 2020, there were $4.0 million and $5.9 million, respectively, of distribution center costs included in inventory.

The Company estimates as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. The Company adjusts these estimates based on changes, if any, in the trends yielded by its physical inventory counts, which occur throughout the fiscal year. The reserve for estimated inventory shrinkage was $1.7 million and $1.3 million as of January 30, 2021 and February 1, 2020, respectively.

The Company estimates a reserve for unknown damaged inventory based on historical damage data. Management adjusts these estimates based on any changes in actual damage results. The reserve for estimated damaged inventory was approximately $547,000 and $1,059,000 as of January 30, 2021 and February 1, 2020, respectively.

The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise. As of January 30, 2021 and February 1, 2020, our reserve for excess and obsolescence was approximately $263,000 and $745,000, respectively.

The Company receives various payments and allowances from vendors, including rebates and other credits. The amounts received are subject to the terms of vendor agreements, which generally do not state an expiration date, but are subject to ongoing negotiations that may be impacted in the future based on changes in market conditions and changes in the profitability, quality or sell-through of the related merchandise. For all such vendor allowances, the Company records the vendor funds as a reduction of inventories. As the related inventory is sold, such allowances and credits are recognized as a reduction to cost of sales.

Prepaid expenses and other current assets — The Company recognizes assets for expenses paid but not yet incurred, as well as other items such as supplies inventory and miscellaneous receivables. As of January 30, 2021 and February 1, 2020, prepaid expenses and other current assets included receivables of approximately $3.3 million and $1.0 million, respectively, mainly related to payroll tax refunds allowed for under the CARES Act in the current year and various miscellaneous receivables in the prior year.

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

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2020, 2019 and 2018, the Company recorded approximately $6.9 million, $7.0 million and $7.4 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $20.0 million and $17.0 million at the end of fiscal years 2020 and 2019, respectively. Property and equipment included capitalized computer software currently under development of $1.0 million and $6.3 million as of January 30, 2021 and February 1, 2020, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements, which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations. As of January 30, 2021 and February 1, 2020, the liability for asset retirement obligations was approximately $755,000 and $822,000, respectively and the asset was approximately $175,000 and $213,000, respectively.

Leases — Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of future lease payments. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. To determine the present value of lease payments not yet paid at lease commencement or modification, the Company uses the collateralized incremental borrowing rate corresponding to the reasonably certain lease term. The Company estimates its collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. See Note 5 — Leases for further discussion.

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

In fiscal 2019, the Company shifted to estimating the fair value of long-lived fixed assets based on orderly liquidation value as the Company believes this method better reflects the fair value of the assets. The Company previously used the age-life method for calculating the fair value of long-lived assets. Under the age-life method, the replacement cost of an asset is estimated and reduced by depreciation based on the effective age of the asset and its expected useful life. The age-life method takes into consideration the fact that we will continue to use these assets based on a presumed investment decision where the expected cash flows from operating the store are greater than the expected cash flows that result from not operating the store. See Note 11 — Impairment for further discussion.

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends. As of January 30, 2021 and February 1, 2020, the Company’s net self-insurance reserve estimates related to workers’ compensation and general liability were $5.3 million and $5.9 million, respectively. As of January 30, 2021 and February 1, 2020, the Company’s net self-insurance reserve estimates related to employee medical insurance were approximately $265,000 and $513,000, respectively.

Net sales — Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales Returns Reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $2.0 million and $1.6 million reserved for sales returns at January 30, 2021 and February 1, 2020, respectively, included in accrued expenses on the consolidated balance sheets. The related sales return reserve product recovery asset included in prepaid expenses and other current assets on the consolidated balance sheets was approximately $850,000 and $695,000 at January 30, 2021 and February 1, 2020, respectively.

Deferred e-commerce revenue — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the consolidated balance sheets was approximately $1,165,000 and $656,000 at January 30, 2021 and February 1, 2020, respectively. The related contract assets, reflected in inventory on the consolidated balance sheets, totaled approximately $530,000 and $319,000 at January 30, 2021 and February 1, 2020, respectively.

Gift cards — Gift card sales are recognized as revenue when tendered for payment. While the Company honors all gift cards presented for payment, the Company determines the likelihood of redemption to be remote for certain gift card balances due to long periods of inactivity. The Company uses the redemption recognition method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting unredeemed card balances to government agencies under unclaimed property laws, such amounts are recognized in the consolidated statements of operations as a component of net sales.

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	January 30, 2021	February 1, 2020	February 2, 2019
Gift card liability, net of estimated breakage (included in accrued expenses)	$13,408	$13,128	$13,032

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Gift card breakage revenue (included in net sales)	$1,172	$1,084	$1,102
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	5,329	6,593	6,194

Customer loyalty program — The Company has established a loyalty program called the K-club, whereby members receive access to coupons, birthday rewards, monthly sweepstakes, sneak peeks, exclusive deals and more. During fiscal 2018, the Company eliminated the part of the program whereby customers earned loyalty points, which became certificates that could be redeemed on future purchases. In fiscal 2020, the Company redesigned the loyalty program to again offer points to members on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606 Revenue from Contracts with Customers. The allocated consideration for the points earned by loyalty program members is deferred based on the standalone selling price of the points and recorded within accrued expenses on the consolidated balance sheet. The measurement of standalone selling prices takes into consideration the estimated points that will be converted to certificates and certificates that are expected to be redeemed, based on historical redemption patterns. This measurement is applied to the Company’s portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. The Company believes the impact to its consolidated financial statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations generally relate to contracts with terms less than one year, as points expire on a rolling 12 months and certificates generally expire within two months from issuance. The related loyalty program deferred revenue included in accrued expenses on the consolidated balance sheets was approximately $922,000 at January 30, 2021 compared to none at February 1, 2020.

Private Label Credit Card — The Company has a private label credit card program for its customers that was amended on November 18, 2019 to extend the term of the arrangement through December 31, 2024. Each private label credit card bears the logo for the Kirkland’s brand and can only be used at the Company’s store locations and e-commerce channel. The card program is operated and managed by a third-party bank, Wells Fargo, that assumes all of the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts.

Pursuant to the private-label credit card program, the Company receives cash incentives in exchange for promised services, such as licensing our brand names and marketing the credit card program to customers. The Company can receive incentive payments for the achievement of certain private label credit card volumes and is also reimbursed for marketing and other programs associated with the private label credit card. Funds received related the Company’s private label credit card program are recorded as net sales in the consolidated statements of operations. Services promised under these agreements are separate performance obligations. Revenue is recognized as we fulfill the Company’s performance obligations throughout the contract term.

Cost of sales — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, payroll and overhead associated with our distribution facility and its network, store occupancy costs and depreciation of leasehold improvements, equipment, and other property in our stores and distribution centers. Distribution facility costs, excluding depreciation, included in cost of sales were approximately $24.7 million, $24.6 million and $22.6 million for fiscal 2020, 2019, and 2018, respectively.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries and wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, social security and unemployment taxes.

Stock-based compensation — Stock-based compensation includes expenses associated with stock option grants, restricted stock grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards. The expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of operations. See Note 6 — Stock-Based Compensation for further discussion.

Other operating expenses — Other operating expenses consist of such items as advertising, credit card processing costs, bank fees, utilities, professional fees, software maintenance costs, supplies and postage, workers’ compensation and general liability insurance, trash removal, maintenance and repairs, travel and various other store and corporate expenses.

Store pre-opening expenses — Store pre-opening expenses, which consist primarily of occupancy, payroll and supplies costs, are expensed as incurred and are included in other operating expenses.

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, direct mail, email communications, paid search, digital advertising, social media, public relations and in-store signage. Total advertising expense was $14.3 million, $15.0 million and $12.8 million for fiscal 2020, 2019 and 2018, respectively. Prepaid advertising costs were approximately $294,000 and $273,000 as of January 30, 2021 and February 1, 2020, respectively.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates and assumptions regarding those future events. In the event the Company was to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. The Company established a valuation allowance against deferred tax assets in fiscal 2019, as the Company is in a three-year cumulative pre-tax loss position.

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

See Note 3 — Income Taxes for further discussion.

Sales and use taxes — Governmental authorities assess sales and use taxes on the sale and purchase of goods and services. The Company excludes taxes collected from customers in its reported net sales results. Such amounts are reflected as accrued expenses until remitted to the taxing authorities.

Concentrations of risk — The Company has risk of geographic concentration with respect to the sourcing of its inventory purchases. Approximately 76% of the Company’s inventory purchases in fiscal 2020 were from China.

The Company also has vendor concentration risk as one vendor, that was formally a related-party, accounted for 10.9%, 17.4%, and 20.7% of purchases in fiscal 2020, 2019 and 2018, respectively. See Note 9 — Related Party Transactions for further discussion.

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

The Company maintained The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”) as discussed further in Note 7 — Retirement Benefit Plans for further discussion. The Deferred Compensation Plan was funded, and the Company invested participant deferrals into trust assets, which were invested in a variety of mutual funds that are Level 1 inputs. The plan assets and plan liabilities were adjusted to fair value on a recurring basis.

The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions which would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. See Note 11 — Impairment for further discussion.

Earnings (loss) per share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period presented. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings (loss) per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 201,000 shares, 1,521,000 shares and 923,000 shares for fiscal 2020, 2019 and 2018, respectively.

Comprehensive income (loss) — Comprehensive income (loss) does not differ from the consolidated net income (loss) presented in the consolidated statements of operations.

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

Note 2 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 30, 2021	February 1, 2020
Gift cards	$13,408	$13,128
Salaries and wages	9,298	6,647
Sales taxes	1,863	1,816
Payroll taxes	3,515	400
Workers’ compensation and general liability reserves	2,321	2,435
Sales returns reserve	2,015	1,554
Income taxes payable	1,911	32
Deferred e-commerce revenue	1,165	656
Loyalty program deferred revenue	922	—
Other	1,036	2,105
	$37,454	$28,773

Note 3 — Income Taxes

The Company’s income tax (benefit) expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The Company’s provision for income taxes consists of the following (in thousands):

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Current tax (benefit) expense:
Federal	$(10,124)	$(225)	$708
State	52	612	810
Deferred tax expense (benefit):
Federal	—	362	455
State	1,525	(71)	58
	$(8,547)	$678	$2,031

Income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate to pre-tax income (loss). A reconciliation of income tax (benefit) expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Tax at federal statutory rate	$1,699	$(11,043)	$1,220
State income taxes, net of federal benefit	338	(1,456)	651
Tax credits	(90)	(192)	(437)
Enactment of tax legislation	(12,276)	—	—
Executive compensation	177	—	35
Stock based compensation programs	274	1,162	545
Valuation allowance	1,292	12,035	—
Other	39	172	17
Income tax (benefit) expense	$(8,547)	$678	$2,031

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are included as part of other assets on the consolidated balance sheets. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 30, 2021	February 1, 2020
Deferred tax assets:
Accruals	$3,147	$2,622
Inventory valuation	448	739
State tax credit carryforwards	148	148
Federal and state net operating loss carryforwards	1,111	7,462
Impairment	2,410	4,809
Operating lease liabilities	48,808	64,819
Other	2,366	2,505
Total deferred tax assets	58,438	83,104
Valuation allowance for deferred tax assets	(6,033)	(12,145)
Net deferred tax assets	52,405	70,959
Deferred tax liabilities:
Depreciation	(12,556)	(16,834)
Operating lease right-of-use assets	(39,126)	(51,974)
Prepaid assets	(723)	(626)
Total deferred tax liabilities	(52,405)	(69,434)
Net deferred tax assets	$—	$1,525

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carry backs to offset 100% of taxable income for taxable years beginning before 2021. The Company elected to carryback its 2019 net operating loss to offset the Company’s previous taxable income, thus generating a refund of $12.3 million.

As of January 30, 2021, the Company has $21.3 million of state net operating loss carry-forwards available to offset future taxable income. State net operating loss carry-forwards expire in years 2035 through 2040. As of January 30, 2021, the Company has state tax credit carryforwards of approximately $187,000 that expire in years 2023 through 2025.

Future utilization of the deferred tax assets is evaluated by the Company and any valuation allowance is adjusted accordingly. For fiscal 2019, the Company established a valuation allowance against its deferred tax assets due to uncertainty regarding their realization, and in fiscal 2020 the Company established an additional valuation allowance against state net operating loss carry forwards. Accordingly, the Company has established a valuation allowance of $6.0 million and $12.1 million with respect to the deferred tax assets as of January 30, 2021 and February 1, 2020, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded. Any decrease in the valuation allowance could have the effect of increasing or decreasing the income tax provision based on the nature of the deferred tax asset deemed realizable in the period in which such a determination is made.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2017. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2015. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.

The Company had no unrecognized tax benefits as of January 30, 2021 and February 1, 2020. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no amounts accrued for the payment of interest and penalties associated with unrecognized tax benefits as of January 31, 2021 and February 1, 2020.

Note 4 — Senior Credit Facility

On December 6, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The 2019 Credit Agreement replaced the Company’s Amended and Restated Credit Agreement dated as of August 19, 2011, as amended by that Joinder and First Amendment to Amended and Restated Credit Agreement dated as of February 26, 2016 (the “2016 Credit Agreement”) and, together with the 2019 Credit Agreement (the “Credit Agreements”). Like the 2016 Credit Agreement, the 2019 Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million, and a $25 million incremental accordion feature. The 2019 Credit Agreement contains substantially similar terms and conditions as the 2016 Credit Agreement, and extends its maturity date to December 2024. The 2016 Credit Agreement was scheduled to expire in February 2021. Advances under the Credit Agreements bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of January 30, 2021, the Company was in compliance with the covenants in the 2019 Credit Agreement. Under the 2019 Agreement, there were no outstanding borrowings and $1.75 million in letters of credit outstanding, with approximately $39.5 million available for borrowing as of January 30, 2021.

Note 5 — Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through 2030. Most of the retail store agreements include an initial term with renewal options and provide for minimum fixed rental payments. The Company does not include lease renewal options in the lease term for calculations of its right-of-use assets and liabilities until it is reasonably certain that the Company plans to renew these leases. A few retail store lease agreements have only variable lease payments based on a percentage of sales, while other store leases contain contingent rentals based on sales performance in excess of specified minimums in addition to minimum fixed rentals.

The majority of the Company’s leases have monthly fixed rent with additional costs that are not components of the lease (e.g., real estate taxes and insurance costs) and non-lease components (e.g., common area maintenance) either of which can be variable or fixed. These additional components are excluded from the calculation of the lease liability and right-of-use asset. The Company’s leases do not provide an implicit rate, so the incremental borrowing rate, based on the information available at commencement or modification date, is used in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, the Company used the incremental borrowing rate that corresponded to the remaining lease term as of the date of adoption.

The Company's classification of lease cost on the Company's condensed consolidated statements of operations is as follows (in thousands):

	52 Week Period Ended (1)	52 Week Period Ended (1)
	January 30, 2021	February 1, 2020
Cost of sales (2)
Operating lease cost	$43,753	$53,382
Short-term lease cost	755	1,469
Variable lease cost	1,554	1,329
Total lease cost in cost of sales	46,062	56,180
Other operating expenses
Operating lease cost	1,862	2,824
Short-term lease cost	60	382
Total lease cost in other operating expenses	1,922	3,206
Total lease cost	$47,984	$59,386
(1)

Total lease cost excludes expense for non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases.

(2)	Cost of sales includes all distribution center lease costs and store occupancy-related lease costs.

As of January 30, 2021, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2021	$60,159
2022	48,140
2023	37,330
2024	30,395
2025	23,726
Thereafter	32,230
Total lease payments (1)	231,980
Less: interest	(38,031)
Present value of lease liabilities	$193,949

(1)	Operating lease payments exclude $485,000 of legally binding minimum lease payments for a lease signed but not yet commenced for one new store.

The Company’s lease term and discount rate is as follows:

January 30, 2021
Weighted-average remaining lease term (years)	5.2
Weighted-average discount rate	7.4%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Operating cash flows from operating leases	$57,310	$64,654

Note 6 — Stock-Based Compensation

Stock-based compensation — Stock-based compensation includes stock option grants, restricted stock unit grants and other transactions under the Company’s equity plans. Total stock-based compensation expense is included as a component of compensation and benefits on the consolidated statements of operations and was approximately $1.2 million, $3.3 million and $2.0 million for fiscal years 2020, 2019 and 2018, respectively.

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

As of January 30, 2021, options to purchase 173,518 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $1.65 to $25.52 per share. As of January 30, 2021, there were 1,169,403 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $0.82 to $12.54 per share. Shares reserved for future stock-based grants under the 2002 Plan was 1,280,595 at January 30, 2021.

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

Stock option activity for the fiscal year ended January 30, 2021 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at February 1, 2020	381,513	$11.76
Options exercised	(52,561)	8.55
Options forfeited	(131,684)	14.23
Options expired	(23,750)	18.14
Balance at January 30, 2021	173,518	$9.99	6.0	$2,686
Options Exercisable As of:
January 30, 2021	83,843	$16.11	3.6	$785

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at year-end and the option exercise price, multiplied by the number of in-the-money options at each year-end. As of January 30, 2021, there were 152,018 outstanding in-the-money options. The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. At January 30, 2021, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $141,000, which is expected to be recognized over a weighted average period of 2.0 years.

In fiscal 2019, the company entered into stock option cancellation agreements with certain members of its management team pursuant to which such individuals surrendered and canceled certain previously granted stock options in order to make additional shares available under the Company’s 2002 Plan for future equity awards. The surrender and cancellation of the stock options was a settlement for no consideration, and the Company recorded the previously unrecognized compensation cost related to the canceled stock options of approximately $861,000 during fiscal 2019. The canceled options that were surrendered had an exercise price that ranged from $7.14 to $25.52.

Other information related to option activity during fiscal 2020, 2019 and 2018 is as follows:

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Weighted average grant date fair value of options granted (per share)	$—	$3.28	$6.18
Total fair value of stock options vested (in thousands)	$119	$543	$834
Intrinsic value of stock options exercised (in thousands)	$538	$—	$684

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The Company did not grant any stock options in fiscal 2020. The weighted averages for key assumptions used in determining the fair value of options granted for the periods indicated below and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Expected price volatility	— %	53%	47%
Risk-free interest rate	— %	2.24%	2.79%
Expected life	— years	6.3 years	6.3 years
Dividend yield	— %	0%	0%

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

Restricted stock units — The Company grants restricted stock units for a fixed number of shares to various employees and directors. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees prior to fiscal 2020 typically vest 25% annually on the anniversary of the grant date over 4 years. The RSUs granted to employees in fiscal 2020 vest 100% on the second anniversary of the grant date. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense related to RSUs is recognized ratably over the requisite service period. As of January 30, 2021, there was approximately $1.2 million of unrecognized compensation expense related to RSUs which is expected to be recognized over a weighted average period of 1.6 years.

RSU activity for the fiscal year ended January 30, 2021, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested at February 1, 2020	433,444	$4.67
Granted	1,050,421	0.92
Vested	(281,604)	3.61
Forfeited	(32,858)	1.92
Non-Vested at January 30, 2021	1,169,403	$1.63

Other information related to RSU activity during fiscal 2020, 2019 and 2018 is as follows:

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Weighted average grant date fair value of RSUs (per share)	$0.92	$4.32	$10.83
Total fair value of restricted stock units vested (in thousands)	$638	$465	$1,387

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”) which was amended in 2006, 2008 and 2016. Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at a 15% discount from fair market value. The Company’s ESPP was originally authorized to issue up to 500,000 shares of common stock. In June 2016, the shareholders ratified the amendment to the Company’s ESPP to increase the number of shares of common stock authorized to be issued under the ESPP by 125,000 shares with an optional annual increase thereafter each January 1 commencing on January 1, 2017 by up to an additional 35,000 shares. During fiscal 2020, 2019 and 2018, there were 34,999, 104,160 and 37,128 shares of common stock, respectively, issued to participants under the ESPP. During fiscal 2020, the Company suspended the ESPP. As of January 30, 2021, the total amount authorized under the ESPP was 730,000 with 39 shares remaining unissued under the authorization.

Note 7 — Retirement Benefit Plans

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which provides retirement benefits for eligible employees. The Company matches 100% of the employee’s elective contributions up to 4% of eligible compensation.   The Company’s matching contributions were approximately $860,000, $989,000 and $904,000 in fiscal 2020, 2019 and 2018, respectively. The Company has the option to make additional contributions to the 401(k) employee benefit plan on behalf of covered employees; however, no such contributions were made in fiscal 2020, 2019 or 2018.

Deferred compensation plan — The Board of Directors approved the termination of the Deferred Compensation Plan effective September 6, 2019, and all remaining balances in the Deferred Compensation Plan were paid out during fiscal 2020. Deferred Compensation Plan assets and liabilities were zero and $1.9 million as of January 30, 2021 and February 1, 2020, respectively, and were recorded in other assets and other liabilities in the consolidated balance sheets. The Company had no matching contributions to this Plan in fiscal 2020, 2019 and 2018.

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

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is currently set for November 8, 2021. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties are currently engaging in discovery, and the Plaintiff has until April 9, 2021 to file for class certification. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Related Party Vendor
Purchases	$—	$19,577	$54,280
Purchases as a percent of total merchandise purchases	— %	7.6%	20.7%

Note 10 — Share Repurchase Plan

On August 22, 2017, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This share repurchase plan was completed during the third quarter of fiscal 2018. On September 24, 2018, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This share repurchase plan was completed during the fourth quarter of fiscal 2020. On December 3, 2020, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of up to $20 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the share repurchase plan at any time. As of January 30, 2021, the Company had approximately $19.8 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020	52 Weeks Ended February 2, 2019
Shares repurchased and retired	9,926	807,275	1,650,748
Share repurchase cost	$178	$3,657	$15,717

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

The Company recorded an impairment charge of approximately $9.4 million, $19.2 million and zero in fiscal 2020, 2019 and 2018, respectively. During fiscal 2020, the $9.4 million impairment charge included $6.2 million for right-of-use asset impairment at 24 stores, $3.1 million for property and equipment impairment charges at 24 stores and excess store fixture impairment of $0.1 million. The $19.2 million fiscal 2019 impairment charge included approximately $2.9 million for right-of-use asset impairment at nine stores, $9.9 million for property and equipment impairment charges at 38 stores, $0.9 million in excess store fixture impairment, $4.7 million in impaired software projects and $0.8 million related to e-commerce distribution center impairment. The total impairment charge, net of tax, for fiscal years 2020 and 2019 was $6.9 million and $15.1 million, respectively.

Note 12 — New Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes.” The amendments in this ASU simplify the accounting for income taxes by removing specific exceptions included in Topic 740, introducing simplifications and making technical corrections. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance in the second quarter of fiscal 2020. For the 26-week period ended August 1, 2020, the pretax loss was greater than the forecasted pretax loss for the year, which historically resulted in a calculation that limited the tax benefit that could be recorded. The adoption of ASU 2019-12 provided the Company an exception to this methodology. The adoption of this guidance did not have any other material impact on the Company’s consolidated financial statements and related disclosures.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new guidance applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 for non-accelerated filers, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR)

related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d- 15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2021 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 30, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors and Executive Officers” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 22, 2021; information concerning executive officers, appearing under the caption “Item 1. Business — Information about our Executive Officers” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Delinquent Section 16(a) Reports” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer, which has been posted on the “Investor Relations” section of our website at https://ir.kirklands.com/profiles/investor/Governance.asp. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our website.

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

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of January 30, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan (1)	1,342,921	$9.99	1,280,595
Employee Stock Purchase Plan	—	—	39
Equity compensation plans not approved by security holders	—	—	—
Total	1,342,921	$9.99	1,280,634

(1)

The 1,342,921 securities to be issued includes 173,518 outstanding stock options and 1,169,403 unvested restricted stock units under the 2002 Equity Incentive Plan. The weighted average exercise price excludes restricted stock units which have a weighted average exercise price of zero.

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

Exhibit Number		Description
3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746)

10.1+*	—	Amended and Restated 2002 Equity Incentive Plan (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 4, 2013)

10.2+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004)

10.3+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004)

10.4*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006)

10.5*	—	Office Lease Agreement dated April 17, 2015 by and between Kirkland’s and Highwoods Realty, L.P. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.6+*	—	Employment Agreement, effective September 21, 2018, by and between Steve C. Woodward and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2018)

10.7+*	—	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to our Current Report on Form 8-K dated September 24, 2018)

Exhibit Number		Description
10.8*	—

Logistics Services Agreement dated March 23, 2019, by and between Kirkland’s, Inc. and National Distribution Centers, LLC (Exhibit 10.20 to the Company’s Current Report on Form 10-K for the year ended February 2, 2019)

10.9+*	—	Employment Agreement, effective September 18, 2019 by and between Nicole A. Strain and the Company (Exhibit 10.1 to our Current Report on From 8-K dated September 19, 2019)

10.10*	—

Second Amended and Restated Credit Agreement dated as of December 6, 2019, by and among Kirkland’s Inc., the borrowers and guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2019)

10.11*	—

Second Amended and Restated Security Agreement dated as of December 6, 2019, by and among Kirkland’s Inc., the other borrowers and guarantors party hereto from time to time and Bank of America, N.A., as Agent (Exhibit 10.2 to our Current Report on Form 8-K dated December 11, 2019)

10.12+*	—	Employment Agreement, effective September 22, 2020, by and between Jeffrey T. Martin and the Company (Exhibit 10.1 to our Current Report on Form 8-K dated September 23, 2020)

10.13+	—	Summary of Named Executive Officer Compensation

10.14+	—	Form of Performance-Based Restricted Stock Unit Award Agreement

21.1		Subsidiaries of Kirkland’s, Inc.

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	Inline XBRL Instance Document

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 30, 2021, has been formatted in Inline XBRL and contained in Exhibit 101

*	Incorporated by reference.
+	Management contract of compensatory plan or arrangement.

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

Date: March 26, 2021

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steve C. Woodward	President, Chief Executive Officer and Director	03/26/2021
Steve C. Woodward	(Principal Executive Officer)

/S/ Nicole A. Strain	Chief Financial Officer	03/26/2021
Nicole A. Strain	(Principal Financial and Accounting Officer)

/S/ Steven J. Collins	Director	03/26/2021
Steven J. Collins

/S/ Miles T. Kirkland	Director	03/26/2021
Miles T. Kirkland

/S/ Susan S. Lanigan	Director	03/26/2021
Susan S. Lanigan

/S/ R. Wilson Orr, III	Director	03/26/2021
R. Wilson Orr, III

/S/ Jeffery C. Owen	Director	03/26/2021
Jeffery C. Owen

/S/ Charlie Pleas, III	Director	03/26/2021
Charlie Pleas, III

/S/ Chris L. Shimojima	Director	03/26/2021
Chris L. Shimojima