Form 10-Q
period 2021-05-01
KIRKLAND'S, INC
filed 2021-06-01
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 1, 2021

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

Common Stock, no par value – 14,252,579 shares outstanding as of May 21, 2021.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 1,	January 30,	May 2,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$72,275	$100,337	$30,140
Inventories, net	76,259	62,083	99,075
Income taxes receivable	107	162	22,014
Prepaid expenses and other current assets	8,638	8,116	7,950
Total current assets	157,279	170,698	159,179
Property and equipment:
Equipment	20,361	20,463	20,974
Furniture and fixtures	72,001	72,775	76,892
Leasehold improvements	108,307	109,501	116,311
Computer software and hardware	79,837	79,260	81,038
Projects in progress	2,049	1,429	2,316
Property and equipment, gross	282,555	283,428	297,531
Accumulated depreciation	(222,873)	(220,018)	(220,156)
Property and equipment, net	59,682	63,410	77,375
Operating lease right-of-use assets	142,003	147,334	183,789
Other assets	6,036	5,670	5,621
Total assets	$365,000	$387,112	$425,964
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,107	$55,173	$45,876
Accrued expenses	31,142	37,454	24,403
Operating lease liabilities	44,280	44,973	50,792
Total current liabilities	128,529	137,600	121,071
Operating lease liabilities	135,383	148,976	188,221
Revolving line of credit	—	—	40,000
Other liabilities	5,776	5,614	6,821
Total liabilities	269,688	292,190	356,113
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 1, 2021, January 30, 2021, and May 2, 2020, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 14,274,317; 14,292,250; and 14,014,503 shares issued and outstanding at May 1, 2021, January 30, 2021, and May 2, 2020, respectively	174,418	174,391	173,219
Accumulated deficit	(79,106)	(79,469)	(103,368)
Total shareholders’ equity	95,312	94,922	69,851
Total liabilities and shareholders’ equity	$365,000	$387,112	$425,964

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	May 1,	May 2,
	2021	2020
Net sales	$123,569	$77,247
Cost of sales	83,314	67,011
Gross profit	40,255	10,236
Operating expenses:
Compensation and benefits	19,113	18,578
Other operating expenses	17,165	14,567
Depreciation (exclusive of depreciation included in cost of sales)	1,613	1,501
Asset impairment	310	3,184
Total operating expenses	38,201	37,830
Operating income (loss)	2,054	(27,594)
Interest expense	85	220
Other income	(80)	(120)
Income (loss) before income taxes	2,049	(27,694)
Income tax expense (benefit)	330	(20,256)
Net income (loss)	$1,719	$(7,438)

Earnings (loss) per share:
Basic	$0.12	$(0.53)
Diluted	$0.11	$(0.53)
Weighted average shares outstanding:
Basic	14,295	13,990
Diluted	15,445	13,990

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2021	14,292,250	$174,391	$(79,469)	$94,922
Exercise of stock options	10,669	52	—	52
Restricted stock issued	30,087	—	—	—
Net share settlement of stock options and restricted stock	(11,339)	(257)	—	(257)
Stock-based compensation expense	—	232	—	232
Repurchase and retirement of common stock	(47,350)	—	(1,356)	(1,356)
Net income	—	—	1,719	1,719
Balance at May 1, 2021	14,274,317	$174,418	$(79,106)	$95,312

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 1, 2020	13,955,826	$172,885	$(95,930)	$76,955
Employee stock purchases	34,999	35	—	35
Restricted stock issued	32,341	—	—	—
Net share settlement of restricted stock	(8,663)	(8)	—	(8)
Stock-based compensation expense	—	307	—	307
Net loss	—	—	(7,438)	(7,438)
Balance at May 2, 2020	14,014,503	$173,219	$(103,368)	$69,851

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	May 1,	May 2,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,719	$(7,438)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	5,272	6,053
Amortization of debt issue costs	23	24
Asset impairment	310	3,184
(Gain) loss on disposal of property and equipment	(4)	9
Stock-based compensation expense	232	307
Deferred income taxes	—	1,525
Changes in assets and liabilities:
Inventories, net	(14,176)	(4,401)
Prepaid expenses and other current assets	(522)	(1,488)
Accounts payable	(2,370)	(14,001)
Accrued expenses	(6,634)	(4,361)
Income taxes payable (receivable)	377	(21,780)
Operating lease assets and liabilities	(8,736)	5,627
Other assets and liabilities	(446)	(925)
Net cash used in operating activities	(24,955)	(37,665)

Cash flows from investing activities:
Proceeds from sale of property and equipment	13	98
Capital expenditures	(1,559)	(2,452)
Net cash used in investing activities	(1,546)	(2,354)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	40,000
Cash used in net share settlement of stock options and restricted stock	(257)	(8)
Proceeds received from employee stock option exercises	52	—
Employee stock purchases	—	35
Repurchase and retirement of common stock	(1,356)	—
Net cash (used in) provided by financing activities	(1,561)	40,027

Cash and cash equivalents:
Net (decrease) increase	(28,062)	8
Beginning of the period	100,337	30,132
End of the period	$72,275	$30,140

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$700	$2,217

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 370 stores in 35 states as of May 1, 2021, as well as an e-commerce website, www.kirklands.com.

Principles of consolidation — The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and are presented in accordance with the requirements of Form 10-Q and pursuant to the reporting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2021.

Company response to novel coronavirus (“COVID-19”) pandemic — The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility which has affected the Company’s business operations in fiscal 2020 and fiscal 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all facets of its business, which includes the impact on its employees, customers, suppliers, vendors, business partners and supply chain networks. All of the Company’s stores and distribution centers are currently open with enhanced safety measures. The health and safety of the Company’s employees and customers are the primary concerns of the Company’s management team. The Company has taken numerous actions to promote health and safety, including providing personal protective equipment to its employees, establishing mask protocols in its facilities, rolling out additional functionality to support contactless shopping experiences, implementing additional cleaning and sanitation procedures and promoting social distancing.

During the 13-week period ended May 2, 2020, as a proactive and cautionary measure, the Company elected to borrow $40 million from its revolving credit facility, which was later repaid during the 13-week period ended August 1, 2020. The Company also temporarily closed all of its stores during the 13-week period ended May 2, 2020 and reopened stores during the 13-week period ended August 1, 2020. In an effort to further strengthen the Company’s financial flexibility and efficiently manage through the pandemic during the 13-week period ended May 2, 2020, the Company permanently reduced store and corporate payroll, temporarily furloughed store employees, cancelled inventory purchases, reduced capital expenditures and cut advertising, outbound freight and other expenses.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was also signed into law during the 13-week period ended May 2, 2020. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferral of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allowed the Company’s net operating losses incurred in fiscal 2019 to be carried back to preceding taxable years to generate a refund of previously paid income taxes of approximately $12.3 million that was received during the 13-week period ended August 1, 2020. As of May 1, 2021 and May 2, 2020, the Company had an income tax receivable of approximately $107,000 and $22.0 million, respectively. At both May 1, 2021 and May 2, 2020, the Company had a $1.4 million employer payroll tax credit receivable from the Internal Revenue Service (“IRS”) recorded in prepaid and other current assets. The Company also had deferred employer social security payroll taxes payable of $3.3 million recorded in accrued expenses as of May 1, 2021 and $201,000 recorded in other liabilities as of May 2, 2020.

As of May 1, 2021 and May 2, 2020, the Company had $76.3 million and $99.1 million, respectively, in inventory. While the lower inventory levels are partially due to a lower store count, it also reflects ongoing supply chain disruptions, port constraints and increased inbound freight costs due to the COVID-19 pandemic, which has slowed the flow of inventory receipts to the Company.

Seasonality — The results of the Company’s operations for the 13-week period ended May 1, 2021 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year — The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2021 represents the 52 weeks ending on January 29, 2022 and fiscal 2020 represents the 52 weeks ended on January 30, 2021.

Use of estimates — The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end.

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to, impairment assessments of long-lived assets, inventory reserves, self-insurance reserves and deferred tax asset valuation allowances.

Note 2 – Revenue Recognition

Net sales — Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales Returns Reserve — The Company had a liability of approximately $1.6 million and $481,000 reserved for sales returns at May 1, 2021 and May 2, 2020, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve product recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $709,000 and $218,000 at May 1, 2021 and May 2, 2020, respectively.

Deferred e-commerce revenue — Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.5 million and $1.9 million at May 1, 2021 and May 2, 2020, respectively. The related contract assets, reflected in inventory on the condensed consolidated balance sheets, totaled approximately $715,000 and $882,000 at May 1, 2021 and May 2, 2020, respectively.

Gift cards — The Company uses the redemption recognition method to account for breakage for unused gift card amounts where breakage is recognized as gift cards are redeemed for the purchase of goods based upon a historical breakage rate. In these circumstances, to the extent the Company determines there is no requirement for remitting card balances to government agencies under unclaimed property laws, such amounts are recognized in the condensed consolidated statements of operations as a component of net sales.

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	May 1, 2021	January 30, 2021	May 2, 2020
Gift card liability, net of estimated breakage (included in accrued expenses)	$12,586	$13,408	$12,374

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended
	May 1, 2021	May 2, 2020
Gift card breakage revenue (included in net sales)	$216	$157
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	2,080	1,679

Customer loyalty program — The Company has a loyalty program called the K-club that was redesigned in fiscal 2020 to allow members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606 Revenue from Contracts with Customers. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.2 million at May 1, 2021 compared to none at May 2, 2020.

Note 3 – Income Taxes

An estimate of the annual effective tax rate is used at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. For the 13-week period ended May 2, 2020, the Company was not able to use the estimated annual effective tax rate due to an inability to reliably estimate the annual effective tax rate; therefore, the actual effective tax rate for the period was used. For the 13-week period ended May 1, 2021, the Company was able to use the estimated annual effective tax rate.

For the 13-week periods ended May 1, 2021 and May 2, 2020, the Company recorded income tax expense of 16.1% of income before income taxes and an income tax benefit of 73.1% of the loss before income taxes, respectively. The change in income taxes for the 13-week period ended May 1, 2021 compared to the prior year period was primarily due to recording a $12.3 million income tax benefit during the prior year period related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the CARES Act and recording an additional income tax benefit of $3.8 million related to the carry back of the projected fiscal 2020 loss to years with a 35% statutory tax rate.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of May 1, 2021 and May 2, 2020, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period presented. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings (loss) per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings (loss) per share, because to do so would have been antidilutive, were approximately 50,000 shares and 1.2 million shares for the 13-week periods ended May 1, 2021 and May 2, 2020, respectively.

Note 5 – Fair Value Measurements

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

The Company maintained The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was funded, and the Company invested participant deferrals into trust assets, which were invested in a variety of mutual funds that were Level 1 inputs. The plan assets and plan liabilities were adjusted to fair value on a recurring basis. The Board of Directors approved the termination of the Deferred Compensation Plan effective September 6, 2019, and all remaining balances in the Deferred Compensation Plan were paid out during fiscal 2020. Deferred Compensation Plan assets and liabilities were zero and approximately $1.6 million as of May 1, 2021 and May 2, 2020, respectively, and were recorded in prepaid expenses and other current assets and accrued expenses in the condensed consolidated balance sheets.

The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions including forecasts of projected financial information that would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents (Level 2 input) to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant (Level 2 input) to quantify fair value for other long-lived assets. See Note 10 – Impairment for further discussion.

Note 6 – Commitments and Contingencies

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

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is currently set for January 24, 2022. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties are currently engaging in discovery, and the Plaintiff has until June 9, 2021 to file for class certification. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

Note 7 – Stock-Based Compensation

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

	13-Week Period Ended
	May 1, 2021	May 2, 2020
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$232	$307
Restricted stock units granted	119,663	980,421
Performance-based restricted stock units granted(a)	46,145	—

(a)Assumes 100% target level achievement of the relative performance targets.

During the 13-week period ended May 1, 2021, the Company granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals. The performance metrics for the PSUs are earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to budgeted EBITDA and also include a relative shareholder return modifier. The number of PSUs presented in the foregoing table represent the shares that can be achieved at the target-level of achievement of the applicable performance metrics. The actual number of shares that will be issued under the performance awards, which may be higher or lower than target, will be determined by the level of achievement of the performance goals and the total shareholder return modifier. During the 13-week period ended May 1, 2021, the Company recorded no compensation expense related to the performance-based units because actual EBITDA was lower than minimum target EBITDA under the award agreement. If the performance targets are achieved, the PSUs will be issued based on the achievement level and will cliff vest in full on February 3, 2024.

Note 8 – Share Repurchase Plan

On September 24, 2018, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This share repurchase plan was completed during the fourth quarter of fiscal 2020. On December 3, 2020, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of up to $20 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of May 1, 2021, the Company had approximately $18.5 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended
	May 1, 2021	May 2, 2020
Shares repurchased and retired	47,350	—
Share repurchase cost	$1,356	$—

Note 9 – Senior Credit Facility

On December 6, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million, a $25 million incremental accordion feature and maturity date of December 2024. Advances under the Credit Agreement bear interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

Borrowings under the Credit Agreement are subject to certain conditions, and the Credit Agreement contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and certain events under the Employee Retirement Income Security Act of 1974 (“ERISA”). Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the Credit Agreement is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

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

As of May 1, 2021, the Company was in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were no outstanding borrowings and $600,000 in letters of credit outstanding with approximately $48.7 million available for borrowing as of May 1, 2021.

Note 10 – Impairment

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

During the 13-week periods ended May 1, 2021 and May 2, 2020, the Company recorded an impairment charge of approximately $310,000 and $2.2 million for leasehold improvements, fixtures and equipment at two stores and 16 stores, respectively, for which the carrying values exceed the respective fair value for these assets. The Company also recorded an impairment charge totaling $1.0 million for right-of-use assets at six stores for the 13-week period ended May 2, 2020. No impairment charge was recorded for right-of-use assets for the 13-week period ended May 1, 2021. The total impairment charge, net of tax, for the 13-week periods ended May 1, 2021 and May 2, 2020 was approximately $234,000 and $2.4 million, respectively.

Note 11 – New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new guidance applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 for non-accelerated filers, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the LIBOR related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 26, 2021 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A - “Risk Factors.”

Introduction

We are a specialty retailer of home décor in the United States, operating 370 stores in 35 states as of May 1, 2021, as well as an e-commerce website, www.kirklands.com. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, textiles, wall décor, decorative accessories, art, mirrors, fragrances and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers an engaging shopping experience characterized by affordable home décor and inspirational design ideas. We believe that this combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customer to furnish their home on a budget.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility which has affected our business operations in fiscal 2020 and fiscal 2021. We continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business, which includes the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks. All of our stores and distribution centers are currently open with enhanced safety measures. The health and safety of our employees and customers are the primary concerns of our management team. We have taken numerous actions to promote health and safety, including providing personal protective equipment to its employees, establishing mask protocols in its facilities, rolling out additional functionality to support contactless shopping experiences, implementing additional cleaning and sanitation procedures and promoting social distancing.

We temporarily closed all of our stores during the 13-week period ended May 2, 2020 and reopened stores during the 13-week period ended August 1, 2020. In an effort to further strengthen our financial flexibility and efficiently manage through the pandemic during the 13-week period ended May 2, 2020, we borrowed $40 million on our revolving credit facility, permanently reduced store and corporate payroll, temporarily furloughed store employees, cancelled inventory purchases, reduced capital expenditures and cut advertising, outbound freight and other expenses.

The CARES Act was also signed into law during the 13-week period ended May 2, 2020, which allowed our net operating losses incurred in fiscal 2019 to be carried back to preceding taxable years to generate a refund of previously paid income taxes of approximately $12.3 million. We also recorded a $1.4 million employer payroll tax credit receivable from the IRS during the 13-week period ended May 2, 2020, and we deferred employer social security payroll taxes payable of $3.3 million as of May 1, 2021 and $201,000 as of May 2, 2020.

During the 13-week period ended May 1, 2021, we had lower than anticipated inventory levels, which negatively impacted net sales. While the lower inventory levels are partially due to a lower store count, it also reflects ongoing supply chain disruptions, port constraints and increased inbound freight costs due to the COVID-19 pandemic, which has slowed the flow of our inventory receipts. We have also experienced difficulty retaining and hiring qualified workers at our distribution centers and store locations, due to the COVID-19 pandemic. While the duration and extent of the COVID-19 pandemic and its impact on the global economy remains uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.

OVERVIEW OF KEY FINANCIAL MEASURES

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue and excludes sales taxes. We use comparable sales to measure sales increases or decreases from stores that have been open for at least 13 full fiscal months including our e-commerce sales. Closed stores are removed from the calculation the day after the store closes. Relocated stores remain in our comparable sales calculation. E-commerce store sales, including shipping revenue, are included in comparable sales. Increases in comparable sales are an important factor in maintaining or increasing our profitability.

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

Store Optimization

As part of our store optimization strategy, which includes exiting unprofitable stores and continuing to reduce the store base over the next several years, we permanently closed five store locations and opened two new store locations in the 13-week period ended May 1, 2021. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures and limited store openings as we continue to execute our store optimization strategy. We believe our ideal store count should be in the range of 300 to 350 stores and expect to achieve that range in the next two to three years.

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended
	May 1, 2021	May 2, 2020
New store openings	2	—
Permanent store closures	5	27
Store relocations	1	—
Decrease in store units	(0.8)%	(6.0)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	May 1, 2021	May 2, 2020
Number of stores	370	405
Square footage	2,961,518	3,232,851
Average square footage per store	8,004	7,982

13-Week Period Ended May 1, 2021 Compared to the 13-Week Period Ended May 2, 2020

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 1, 2021		May 2, 2020		Change
	$	%	$	%	$	%
Net sales	$123,569	100.0%	$77,247	100.0%	$46,322	60.0%
Cost of sales	83,314	67.4	67,011	86.7	16,303	24.3
Gross profit	40,255	32.6	10,236	13.3	30,019	293.3
Operating expenses:
Compensation and benefits	19,113	15.5	18,578	24.1	535	2.9
Other operating expenses	17,165	13.9	14,567	18.9	2,598	17.8
Depreciation (exclusive of depreciation included in cost of sales)	1,613	1.3	1,501	1.9	112	7.5
Asset impairment	310	0.2	3,184	4.1	(2,874)	(90.3)
Total operating expenses	38,201	30.9	37,830	49.0	371	1.0
Operating income (loss)	2,054	1.7	(27,594)	(35.7)	29,648	(107.4)
Interest expense	85	0.1	220	0.3	(135)	(61.4)
Other income	(80)	(0.1)	(120)	(0.1)	40	(33.3)
Income (loss) before income taxes	2,049	1.7	(27,694)	(35.9)	29,743	(107.4)
Income tax expense (benefit)	330	0.3	(20,256)	(26.3)	20,586	(101.6)
Net income (loss)	$1,719	1.4%	$(7,438)	(9.6)%	$9,157	(123.1)%

Net sales. Net sales increased 60.0% to $123.6 million for the first 13 weeks of fiscal 2021 compared to $77.2 million for the prior year period. Comparable sales, including e-commerce sales, increased 75.3%, or $52.9 million for the first 13 weeks of fiscal 2021 compared to the prior year period. Comparable sales, including e-commerce sales, decreased 38.8% in the prior year period. For the first 13 weeks of fiscal 2021, e-commerce comparable sales increased 42.0%. For e-commerce, comparable sales benefited from an increase in average ticket. For stores, the comparable sales mainly improved due to significant temporary store closures due to the COVID-19 pandemic in the prior year period.

Gross profit. Gross profit as a percentage of net sales increased 1930 basis points from 13.3% in the first 13 weeks of fiscal 2020 to 32.6% in the first 13 weeks of fiscal 2021. The overall increase in gross profit margin was due to favorable store occupancy costs, merchandise margin, store outbound freight costs, e-commerce shipping expenses and distribution center costs. Store occupancy and depreciation costs decreased approximately 1,170 basis points as a percentage of net sales due to the leverage of increased sales, store closures and negotiated rent reductions. Merchandise margin increased approximately 580 basis points from 51.4% in the first 13 weeks of fiscal 2020 to 57.3% in the first 13 weeks of fiscal 2021 mainly due to lower promotional activity and increased direct sourcing. Outbound freight costs were approximately 170 basis points favorable as a percentage of net sales due to sales leverage. Distribution center costs were approximately 10 basis points favorable due to sales leverage partially offset by an unfavorable warehouse expense capitalization adjustment driven by lower inventory levels compared to the prior year period.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 860 basis points from 24.1% in the first 13 weeks of fiscal 2020 to 15.5% in the first 13 weeks of fiscal 2021 primarily due to sales leverage of both store and corporate payroll expenses. The approximately $535,000 increase in compensation and benefits over the prior year period is mainly due to COVID-19 related temporary store closures in the prior year period which led to all store team members being paid during the first two weeks of temporary store closures and then furloughing all part-time store employees and temporarily reducing the pay of full-time managers and key employees as well as a $1.4 million expense reduction due to employee retention payroll tax credits provided for in the CARES Act, which was partially offset by the implementation of our revised store labor model with reduced store operating hours, lower employees during non-peak hours and a lower store count.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 500 basis points from 18.9% in the first 13 weeks of fiscal 2020 to 13.9% in the first 13 weeks of fiscal 2021. The decrease as a percentage of net sales was primarily due to sales leverage as a result of the prior year temporary store closures. The $2.6 million increase in other operating expenses was primarily related to increased advertising expenses and credit card processing fees due to the sales volume increase.

Asset impairment. During the first 13 weeks of fiscal 2021, we recorded an impairment charge of approximately $310,000 for property and equipment impairment charges at two stores compared to an impairment charge of approximately $1.0 million for right-of-use asset impairment at six stores and $2.2 million for property and equipment impairment charges at 16 stores in the prior year period.

Income tax expense (benefit). We recorded income tax expense of approximately $330,000, or 16.1% of income before income taxes, during the first 13 weeks of fiscal 2021 compared to income tax benefit of $20.3 million, or 73.1% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 13 weeks of fiscal 2021 compared to the prior period was primarily due to recording a $12.3 million income tax benefit during the prior year period related to the carry back of fiscal 2019 federal net operating losses to prior periods pursuant to the CARES Act and recording an additional income tax benefit of $3.8 million related to the carry back of projected fiscal 2020 loss to years with a 35% statutory tax rate.

Net income (loss) and earnings (loss) per share. We reported net income of $1.7 million, or $0.11 per diluted share, for the first 13 weeks of fiscal 2021 as compared to a net loss of $7.4 million, or $0.53 per diluted share, for the first 13 weeks of fiscal 2020.

Non-GAAP Financial Measures

To supplement our unaudited consolidated condensed financial statements presented in accordance with GAAP, we provide certain non-GAAP financial measures, including EBITDA, adjusted EBITDA, adjusted operating income (loss), adjusted net income (loss) and adjusted diluted earnings (loss) per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP financial measures. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP financial measures, in evaluating our operational performance.

We define EBITDA as net income or loss before interest, provision for income tax, and depreciation and amortization, adjusted EBITDA as EBITDA with non-GAAP adjustments and adjusted operating income (loss) as operating income (loss) with non-GAAP adjustments. We define adjusted net income (loss) and adjusted diluted earnings (loss) per share by adjusting the applicable GAAP financial measures for non-GAAP adjustments.

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meanings prescribed by GAAP. Use of these terms may differ from similar measures reported by other companies. Each non-GAAP financial measure has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table shows a reconciliation of operating income (loss) to EBITDA, adjusted EBITDA and adjusted operating income (loss) for the 13-week periods ended May 1, 2021 and May 2, 2020 and a reconciliation of net income (loss) and diluted earnings (loss) per share to adjusted net income (loss) and adjusted diluted earnings (loss) per share for the 13-week periods ended May 1, 2021 and May 2, 2020:

	13-Week Period Ended
	May 1, 2021	May 2, 2020
Operating income (loss)	$2,054	$(27,594)
Depreciation and amortization	5,272	6,053
EBITDA	7,326	(21,541)
Non-GAAP adjustments:
Closed store and lease termination costs in cost of sales(1)	(489)	(37)
Asset impairment(2)	310	3,184
Stock-based compensation expense(3)	232	307
Severance charges(4)	280	795
Other costs included in operating expenses(5)	—	134
Total adjustments in operating expenses	822	4,420
Total non-GAAP adjustments	333	4,383
Adjusted EBITDA	7,659	(17,158)
Depreciation and amortization	5,272	6,053
Adjusted operating income (loss)	$2,387	$(23,211)

Net income (loss)	$1,719	$(7,438)
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	(368)	(28)
Asset impairment(2)	234	2,427
Stock-based compensation expense, including tax impact(3)	72	495
Severance charges(4)	211	606
Other costs included in operating expenses(5)	—	103
Total adjustments in operating expenses	517	3,631
Tax valuation allowance(6)	(74)	2,196
CARES Act - net operating loss carry back(7)	—	(16,086)
Total non-GAAP adjustments, net of tax	75	(10,287)
Adjusted net income (loss)	$1,794	$(17,725)

Diluted earnings (loss) per share	$0.11	$(0.53)
Adjusted diluted earnings (loss) per share	$0.12	$(1.27)

Diluted weighted average shares outstanding	15,445	13,990
Adjusted diluted weighted average shares outstanding	15,445	13,990

(1)

Costs associated with closed stores and lease termination costs, including gains on lease terminations, amounts paid to third-parties for rent reduction negotiations and lease termination fees paid to landlords for store closings.

(2)	Impairment charges include both right-of-use asset and property and equipment impairment charges.
(3)	Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(4)	Severance charges include expenses related to severance agreements. This also includes permanent store closure compensation costs.
(5)	Other costs include lease negotiation fees associated with corporate rent reduction.
(6)	To remove the change in our valuation allowance against deferred tax assets.
(7)

To remove the impact of the income tax benefit recorded in fiscal 2020 related to the carry back of fiscal 2019 and estimated fiscal 2020 federal net operating losses to prior periods as permitted under the CARES Act.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to technology and omni-channel projects, distribution center and supply chain enhancements, new stores and existing store remodels. Historically, we have funded our working capital and capital expenditure requirements with internally-generated cash and borrowings under our revolving credit facility.

Cash flows from operating activities. Net cash used in operating activities was approximately $25.0 million during the first 13 weeks of fiscal 2021 compared to approximately $37.7 million for the first 13 weeks of fiscal 2020. Cash flows from operating activities depend heavily on operating performance and changes in working capital and the timing and amount of payments for income taxes. The decrease in the amount of cash used in operations as compared to the prior year period was due to an improvement in operating performance.

Cash flows from investing activities. Net cash used in investing activities for the first 13 weeks of fiscal 2021 consisted mainly of $1.6 million in capital expenditures as compared to $2.5 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	13-Week Period Ended
	May 1, 2021	May 2, 2020
Technology and omni-channel projects	$569	$416
New stores	519	—
Distribution center and supply chain enhancements	262	1,848
Existing stores	176	148
Corporate	33	40
Total capital expenditures	$1,559	$2,452

The capital expenditures in the current year period related primarily to technology and omni-channel projects, as well as the opening of two new stores during the period. Capital expenditures in the prior year period related primarily to distribution center and supply chain enhancements and technology and omni-channel projects.

Cash flows from financing activities. In the first 13 weeks of fiscal 2021, net cash used in financing activities of $1.6 million was primarily related to the repurchase and retirement of common stock pursuant to our share repurchase plan of $1.4 million. In the first 13 weeks of fiscal 2020, net cash provided by financing activities primarily related to $40.0 million of borrowings under our revolving credit facility as a preemptive measure related to the COVID-19 pandemic and temporary store closures.

Senior credit facility. On December 6, 2019, we entered into the Credit Agreement with Bank of America, N.A. as administrative agent and collateral agent, and lender. The Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million, a $25 million incremental accordion feature and a maturity date of December 2024. Advances under the Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

Borrowings under the Credit Agreement are subject to certain conditions, and the Credit Agreement contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and certain events under ERISA. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the Credit Agreement is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

We are subject to a Security Agreement with our lender. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreement.

As of May 1, 2021, we were in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were no outstanding borrowings and $600,000 in letters of credit outstanding with approximately $48.7 million available for borrowing as of May 1, 2021.

As of May 1, 2021, our balance of cash and cash equivalents was approximately $72.3 million. We believe that the combination of our cash balances, cash flow from operations and availability under our Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plan. On September 24, 2018, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common shares. On December 3, 2020, we announced that our Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. As of May 1, 2021, we had approximately $18.5 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended
	May 1, 2021	May 2, 2020
Shares repurchased and retired	47,350	—
Share repurchase cost	$1,356	$—

Contractual Obligations

Not applicable to smaller reporting companies.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the 13-weeks ended May 1, 2021. Refer to our Annual Report for a summary of our critical accounting policies.

New Accounting Pronouncements

See Note 11 – New Accounting Pronouncements in the condensed consolidated financial statements for accounting pronouncements net yet adopted.

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

•	Inventory loss and theft and the inability to anticipate inventory needs may result in reduced net sales.
•	Failure to control merchandise returns could negatively impact the business.
•	We may experience significant variations in our quarterly results.
•	Our comparable store net sales fluctuate due to a variety of factors.
•	Our freight costs and thus our cost of goods sold are impacted by changes in fuel prices.
•	New legal requirements could adversely affect our operating results.
•	Our business could be negatively impacted by corporate citizenship and sustainability matters.
•	Product liability claims could adversely affect our reputation.
•	If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.
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

•	Our hardware and software systems are vulnerable to damage that could harm our business.
•	We depend on key personnel, and, if we lose the services of any member of our senior management team, we may not be able to run our business effectively.
•	Our charter and bylaw provisions and certain provisions of Tennessee law may make it difficult in some respects to cause a change in control of Kirkland’s and replace incumbent management.
•	If we fail to maintain an effective system of internal control, we may not be able to accurately report our financial results.
•	Litigation may adversely affect our business, financial condition, results of operations or liquidity.
•	The market price for our common stock might be volatile and could result in a decline in the value of your investment.
•	The uncertainty regarding the potential phase-out of the LIBOR could adversely impact our results of operations and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of May 1, 2021 and May 2, 2020, we had no outstanding borrowings and $40 million in outstanding borrowings under our Credit Agreement, respectively. We are exposed to interest rate changes, primarily as a result of borrowings under our revolving credit facility as discussed in Note 9 — Senior Credit Facility in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of May 1, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended,) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of May 1, 2021, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in internal controls over financial reporting. There have been no changes in internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, refer to Note 6 — Commitments and Contingencies in the notes to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

In addition to factors set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995,” in Part I - Item 2 of this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 30, 2021, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report are not the only risks facing our Company. There have been no material changes to our risk factors as previously disclosed in the Annual Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Shares of common stock repurchased by the Company during the 13-week period ended May 1, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)
February 28, 2021 to April 3, 2021	7,500	$27.96	7,500	$19,633
April 4, 2021 to May 1, 2021	39,850	28.73	39,850	18,488
	47,350	$28.61	47,350	$18,488

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

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 1, 2021	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer
Date: June 1, 2021	/s/ Nicole A. Strain
Nicole A. Strain Executive Vice President and Chief Financial Officer