Form 10-Q
period 2021-07-31
KIRKLAND'S, INC
filed 2021-09-02
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2021

or

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

Common Stock, no par value – 13,476,733 shares outstanding as of August 27, 2021.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	July 31,	January 30,	August 1,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$45,248	$100,337	$27,565
Inventories, net	92,017	62,083	77,078
Income taxes receivable	774	162	6,162
Prepaid expenses and other current assets	8,005	8,116	8,467
Total current assets	146,044	170,698	119,272
Property and equipment:
Equipment	20,367	20,463	20,732
Furniture and fixtures	71,584	72,775	74,716
Leasehold improvements	107,993	109,501	113,086
Computer software and hardware	80,647	79,260	81,931
Projects in progress	2,666	1,429	2,730
Property and equipment, gross	283,257	283,428	293,195
Accumulated depreciation	(226,925)	(220,018)	(220,519)
Property and equipment, net	56,332	63,410	72,676
Operating lease right-of-use assets	136,381	147,334	165,393
Other assets	6,368	5,670	5,925
Total assets	$345,125	$387,112	$363,266
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,890	$55,173	$36,890
Accrued expenses	30,895	37,454	29,056
Operating lease liabilities	42,772	44,973	49,034
Total current liabilities	124,557	137,600	114,980
Operating lease liabilities	129,985	148,976	180,180
Other liabilities	5,981	5,614	7,294
Total liabilities	260,523	292,190	302,454
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 31, 2021, January 30, 2021, and August 1, 2020, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,805,130; 14,292,250; and 14,240,081 shares issued and outstanding at July 31, 2021, January 30, 2021, and August 1, 2020, respectively	175,090	174,391	173,543
Accumulated deficit	(90,488)	(79,469)	(112,731)
Total shareholders’ equity	84,602	94,922	60,812
Total liabilities and shareholders’ equity	$345,125	$387,112	$363,266

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net sales	$114,790	$124,722	$238,359	$201,969
Cost of sales	75,092	89,002	158,406	156,013
Gross profit	39,698	35,720	79,953	45,956
Operating expenses:
Compensation and benefits	21,664	20,236	40,777	38,814
Other operating expenses	16,181	13,594	33,346	28,161
Depreciation (exclusive of depreciation included in cost of sales)	1,630	1,569	3,243	3,070
Asset impairment	—	5,666	310	8,850
Total operating expenses	39,475	41,065	77,676	78,895
Operating income (loss)	223	(5,345)	2,277	(32,939)
Interest expense	76	169	161	389
Other income	(75)	(66)	(155)	(186)
Income (loss) before income taxes	222	(5,448)	2,271	(33,142)
Income tax (benefit) expense	(404)	3,915	(74)	(16,341)
Net income (loss)	$626	$(9,363)	$2,345	$(16,801)

Earnings (loss) per share:
Basic	$0.04	$(0.66)	$0.16	$(1.20)
Diluted	$0.04	$(0.66)	$0.15	$(1.20)
Weighted average shares outstanding:
Basic	14,163	14,123	14,229	14,057
Diluted	15,161	14,123	15,298	14,057

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2021	14,292,250	$174,391	$(79,469)	$94,922
Exercise of stock options	10,669	52	—	52
Restricted stock issued	30,087	—	—	—
Net share settlement of stock options and restricted stock	(11,339)	(257)	—	(257)
Stock-based compensation expense	—	232	—	232
Repurchase and retirement of common stock	(47,350)	—	(1,356)	(1,356)
Net income	—	—	1,719	1,719
Balance at May 1, 2021	14,274,317	174,418	(79,106)	95,312
Exercise of stock options	20,168	94	—	94
Restricted stock issued	79,775	—	—	—
Net share settlement of stock options and restricted stock	(7,582)	(73)	—	(73)
Stock-based compensation expense	—	651	—	651
Repurchase and retirement of common stock	(561,548)	—	(12,008)	(12,008)
Net income	—	—	626	626
Balance at July 31, 2021	13,805,130	$175,090	$(90,488)	$84,602

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 1, 2020	13,955,826	$172,885	$(95,930)	$76,955
Employee stock purchases	34,999	35	—	35
Restricted stock issued	32,341	—	—	—
Net share settlement of restricted stock	(8,663)	(8)	—	(8)
Stock-based compensation expense	—	307	—	307
Net loss	—	—	(7,438)	(7,438)
Balance at May 2, 2020	14,014,503	173,219	(103,368)	69,851
Restricted stock units issued	230,688	—	—	—
Net share settlement of restricted stock units	(5,110)	(5)	—	(5)
Stock-based compensation expense	—	329	—	329
Net loss	—	—	(9,363)	(9,363)
Balance at August 1, 2020	14,240,081	$173,543	$(112,731)	$60,812

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	July 31,	August 1,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,345	$(16,801)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	10,486	11,986
Amortization of debt issue costs	46	48
Asset impairment	310	8,850
Loss (gain) on disposal of property and equipment	5	(28)
Stock-based compensation expense	883	636
Deferred income taxes	—	1,525
Changes in assets and liabilities:
Inventories, net	(29,934)	17,596
Prepaid expenses and other current assets	111	(2,005)
Accounts payable	(4,619)	(21,608)
Accrued expenses	(4,648)	315
Income taxes receivable	(2,523)	(5,951)
Operating lease assets and liabilities	(9,837)	8,683
Other assets and liabilities	(779)	(414)
Net cash (used in) provided by operating activities	(38,154)	2,832

Cash flows from investing activities:
Proceeds from sale of property and equipment	15	154
Capital expenditures	(3,402)	(5,560)
Net cash used in investing activities	(3,387)	(5,406)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	40,000
Repayments on revolving line of credit	—	(40,000)
Refinancing costs	—	(15)
Cash used in net share settlement of stock options and restricted stock	(330)	(13)
Proceeds received from employee stock option exercises	146	—
Employee stock purchases	—	35
Repurchase and retirement of common stock	(13,364)	—
Net cash (used in) provided by financing activities	(13,548)	7

Cash and cash equivalents:
Net decrease	(55,089)	(2,567)
Beginning of the period	100,337	30,132
End of the period	$45,248	$27,565

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$732	$838

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 369 stores in 35 states as of July 31, 2021, as well as an e-commerce website, www.kirklands.com.

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

Impact of the novel coronavirus (“COVID-19”) pandemic — The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility which has affected the Company’s business operations in fiscal 2020 and fiscal 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all facets of its business, which includes the impact on its employees, customers, suppliers, vendors, business partners and supply chain networks. While the duration and extent of the COVID-19 pandemic and its impact on the global economy remains uncertain, the Company expects that its business operations and results of operations, including its net sales, earnings and cash flows will continue to be materially impacted.

Currently, the COVID-19 pandemic is impacting the Company’s supply chain and staffing strategies. While inventory levels improved through the 26-week period ended July 31, 2021, the Company continues to run under its budgeted inventory levels with shortages in specific inventory categories due to global supply chain constrains and shipping delays. The Company is prioritizing the shipment of harvest and Christmas merchandise to try to protect this important upcoming selling season. As of August 1, 2020, inventory levels were significantly lower than normal due to the Company cancelling purchase orders and having lower inventory receipts due to the temporary store closures in the prior year period, while experiencing an increase in demand for home furnishings. The Company is also implementing new incentive programs and recruiting practices to hire and retain qualified workers at its stores and distribution centers for the harvest and Christmas selling seasons.

Seasonality — The results of the Company’s operations for the 13 and 26-week periods ended July 31, 2021 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

Sales returns reserve — The Company had a liability of approximately $1.5 million, $2.0 million and $1.3 million reserved for sales returns at July 31, 2021, January 30, 2021 and August 1, 2020, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve product recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $666,000, $850,000 and $542,000 at July 31, 2021, January 30, 2021 and August 1, 2020, respectively.

Deferred e-commerce revenue — Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.0 million, $1.2 million and $1.8 million at July 31, 2021, January 30, 2021 and August 1, 2020, respectively. The related contract assets, reflected in inventory on the condensed consolidated balance sheets, totaled approximately $448,000, $530,000 and $871,000 at July 31, 2021, January 30, 2021 and August 1, 2020, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	July 31, 2021	January 30, 2021	August 1, 2020
Gift card liability, net of estimated breakage (included in accrued expenses)	$12,802	$13,408	$12,169

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Gift card breakage revenue (included in net sales)	$195	$190	$411	$347
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,411	1,569	3,357	2,962

Customer loyalty program — The Company has a loyalty program called the K-club that was redesigned in fiscal 2020 to allow members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606 Revenue from Contracts with Customers. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $825,000 and $922,000 at July 31, 2021 and January 30, 2021, respectively, compared to none at August 1, 2020.

Note 3 – Income Taxes

For the 13-week periods ended July 31, 2021 and August 1, 2020, the Company recorded an income tax benefit of 182.0% of income before income taxes and an income tax expense of 71.9% of the loss before income taxes, respectively. The change in income taxes for the 13-week period ended July 31, 2021, compared to the prior year period, was primarily due to the realization of a discrete tax benefit related to the vesting of restricted stock units for the current year period compared to a true up in the prior year period due to calculating the tax provision under the discrete method for the 13-week period ended May 2, 2020 based on no annual forecast due to COVID-19 compared to using the annual effective tax rate method for the 26-week period ended August 1, 2020.

For the 26-week periods ended July 31, 2021 and August 1, 2020, the Company recorded an income tax benefit of 3.3% of income before income taxes and an income tax benefit of 49.3% of the loss before income taxes, respectively. The change in income taxes for the 26-week period ended July 31, 2021, compared to the prior year period, was primarily due to recording a $12.3 million income tax benefit during the prior year period related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the CARES Act and recording an additional income tax benefit of $2.3 million related to the carry back of the projected fiscal 2020 loss to years with a 35% statutory tax rate.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of July 31, 2021, January 30, 2021 and August 1, 2020, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period presented. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings (loss) per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings (loss) per share, because to do so would have been antidilutive, were approximately 83,000 shares and 1.5 million shares for the 13-week periods ended July 31, 2021 and August 1, 2020, respectively, and 123,000 shares and 1.4 million shares for the 26-week periods ended July 31, 2021 and August 1, 2020, respectively.

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

The Company maintained The Executive Non-Qualified Excess Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan was funded, and the Company invested participant deferrals into trust assets, which were invested in a variety of mutual funds that were Level 1 inputs. The plan assets and plan liabilities were adjusted to fair value on a recurring basis. The Board of Directors approved the termination of the Deferred Compensation Plan effective September 6, 2019, and all remaining balances in the Deferred Compensation Plan were paid out during fiscal 2020. Deferred Compensation Plan assets and liabilities were zero as of July 31, 2021 and January 30, 2021, and approximately $1.7 million as of August 1, 2020 and were recorded in prepaid expenses and other current assets and accrued expenses in the condensed consolidated balance sheets.

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

The Company has been named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to Federal Court, Central District of California, and trial is currently set for January 24, 2022. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The parties have agreed to a non-binding mediation of this matter which is scheduled for November 3, 2021, and to stay discovery and any other proceedings until after this mediation. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		26-Week Period Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$651	$329	$883	$636
Restricted stock units granted	33,152	70,000	152,815	1,050,421
Performance-based restricted stock units granted(a)	5,747	—	51,892	—

(a)Assumes 100% target level achievement of the relative performance targets.

During the 13-week and 26-week periods ended July 31, 2021, the Company granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals. The performance metrics for the PSUs are earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to budgeted EBITDA and also include a relative shareholder return modifier. The number of PSUs presented in the foregoing table represent the shares that can be achieved at the target-level of achievement of the applicable performance metrics. The actual number of shares that will be issued under the performance awards, which may be higher or lower than target, will be determined by the level of achievement of the performance goals and the total shareholder return modifier. As of July 31, 2021, the Company has recorded compensation expense related to the PSUs at their target value, as the Company currently estimates that the performance metric based on EBITDA for fiscal 2021 will be achieved at target level. If the performance targets are achieved, the PSUs will be issued based on the achievement level, including the relative shareholder return modifier, and will cliff vest in full on February 3, 2024.

Note 8 – Share Repurchase Plan

On September 24, 2018, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This share repurchase plan was completed during the fourth quarter of fiscal 2020. On December 3, 2020, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of up to $20 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of July 31, 2021, the Company had approximately $6.5 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Shares repurchased and retired	561,548	—	608,898	—
Share repurchase cost	$12,008	$—	$13,364	$—

Note 9 – Senior Credit Facility

On December 6, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent, collateral agent and lender. The Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million, a $25 million incremental accordion feature and maturity date of December 2024. Advances under the Credit Agreement bear interest at an annual rate equal to the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of July 31, 2021, the Company was in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were no outstanding borrowings and a $600,000 letter of credit outstanding with approximately $65.0 million available for borrowing as of July 31, 2021.

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Impairment of leasehold improvements, fixtures and equipment at stores	$—	$476	$310	$2,620
Impairment of right-of-use-assets	—	5,190	—	6,230
Total impairment	$—	$5,666	$310	$8,850

Total impairment, net of tax	$—	$4,378	$234	$6,805
Number of stores with leasehold improvements, fixtures and equipment impairment	—	4	2	20
Number of stores with right-of-use-asset impairment	—	17	—	23

Note 11 – New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new guidance applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 for non-accelerated filers, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company anticipates adopting this guidance in the fourth quarter of fiscal 2021 and does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Note 12 – Subsequent Events

Subsequent to July 31, 2021, the Company substantially completed its December 3, 2020 authorized $20 million share repurchase plan by repurchasing 336,420 shares at a cost of approximately $6.5 million.

On September 2, 2021, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. Repurchases of shares will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions.  The amount and timing of repurchases will be based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.

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

Introduction

We are a specialty retailer of home décor in the United States, operating 369 stores in 35 states as of July 31, 2021, as well as an e-commerce website, www.kirklands.com. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, textiles, wall décor, decorative accessories, art, mirrors, fragrances and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers an engaging shopping experience characterized by affordable home décor and inspirational design ideas. We believe that this combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customer to furnish their home on a budget.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility which has affected our business operations in fiscal 2020 and fiscal 2021. We continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business, which includes the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks. All of our stores and distribution centers are currently open with enhanced safety measures. The health and safety of our employees and customers are the primary concerns of our management team. We have taken numerous actions to promote health and safety, including providing personal protective equipment to our employees, establishing mask protocols in our facilities, rolling out additional functionality to support contactless shopping experiences, implementing additional cleaning and sanitation procedures and promoting social distancing. While the duration and extent of the COVID-19 pandemic and its impact on the global economy remains uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.

Currently, the COVID-19 pandemic is impacting our supply chain and staffing strategies. While inventory levels improved through the 26-week period ended July 31, 2021, we continue to run under our budgeted inventory levels with shortages in specific inventory categories due to global supply chain constrains and shipping delays. We are prioritizing the shipment of harvest and Christmas merchandise to try to protect this important upcoming selling season. As of August 1, 2020, inventory levels were significantly lower than normal due to the cancelling of purchase orders and having lower inventory receipts due to the temporary store closures in the prior year period, while experiencing an increase in demand for home furnishings. We are also implementing new incentive programs and recruiting practices to hire and retain qualified workers at our stores and distribution centers for the harvest and Christmas selling seasons.

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

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors, including overall sales performance.

Store Optimization

As part of our store optimization strategy, which includes exiting unprofitable stores and continuing to reduce the store base over the next several years, we permanently closed six store locations and opened two new store locations during the 26-week period ended July 31, 2021. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures and limited store openings as we continue to execute our store optimization strategy. We believe our ideal store count should be approximately 350 stores with additional opportunities for more favorable rent terms during ongoing lease renewals.

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
New store openings	—	—	2	—
Permanent store closures	1	18	6	45
Store relocations	—	—	1	—
Decrease in store units	(0.3)%	(4.4)%	(1.1)%	(10.4)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	July 31, 2021	August 1, 2020
Number of stores	369	387
Square footage	2,955,827	3,087,998
Average square footage per store	8,010	7,979

13-Week Period Ended July 31, 2021 Compared to the 13-Week Period Ended August 1, 2020

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	July 31, 2021		August 1, 2020		Change
	$	%	$	%	$	%
Net sales	$114,790	100.0%	$124,722	100.0%	$(9,932)	(8.0)%
Cost of sales	75,092	65.4	89,002	71.4	(13,910)	(15.6)
Gross profit	39,698	34.6	35,720	28.6	3,978	11.1
Operating expenses:
Compensation and benefits	21,664	18.9	20,236	16.2	1,428	7.1
Other operating expenses	16,181	14.1	13,594	10.9	2,587	19.0
Depreciation (exclusive of depreciation included in cost of sales)	1,630	1.4	1,569	1.3	61	3.9
Asset impairment	—	—	5,666	4.5	(5,666)	(100.0)
Total operating expenses	39,475	34.4	41,065	32.9	(1,590)	(3.9)
Operating income (loss)	223	0.2	(5,345)	(4.3)	5,568	(104.2)
Interest expense	76	0.1	169	0.1	(93)	(55.0)
Other income	(75)	(0.1)	(66)	—	(9)	13.6
Income (loss) before income taxes	222	0.2	(5,448)	(4.4)	5,670	(104.1)
Income tax (benefit) expense	(404)	(0.3)	3,915	3.1	(4,319)	(110.3)
Net income (loss)	$626	0.5%	$(9,363)	(7.5)%	$9,989	(106.7)%

Net sales. Net sales decreased 8.0% to $114.8 million for the second 13 weeks of fiscal 2021 compared to $124.7 million for the prior year period driven by 5% fewer stores and a decline in e-commerce traffic and a decline in store traffic and conversion, partially due to inventory shortages, offset by an increase in order value due to increased sales of larger ticket items including furniture. Comparable sales, including e-commerce sales, decreased 5.2%, or $6.2 million for the second 13 weeks of fiscal 2021 compared to the prior year period. Comparable sales, including e-commerce sales, increased 10.2% in the prior year period. For the second 13 weeks of fiscal 2021, e-commerce comparable sales decreased 12.6% because of the high e-commerce demand in the prior year period due to the COVID-19 pandemic.

Gross profit. Gross profit as a percentage of net sales increased 600 basis points from 28.6% in the second 13 weeks of fiscal 2020 to 34.6% in the second 13 weeks of fiscal 2021. The overall increase in gross profit margin was due to favorable landed product margin, store occupancy costs and distribution center costs, partially offset by unfavorable e-commerce shipping expenses, store outbound freight costs and other costs. Landed product margin improved approximately 380 basis points from 56.0% in the second 13 weeks of fiscal 2020 to 59.8% in the second 13 weeks of fiscal 2021 mainly due to the continued benefit from direct sourcing and a disciplined approach to our discount strategy. Store occupancy and depreciation costs decreased approximately 140 basis points as a percentage of net sales in the second 13 weeks of fiscal 2021 due to store closures and negotiated rent reductions. Distribution center costs decreased approximately 140 basis points in the second 13 weeks of fiscal 2021 due to a favorable warehouse expense capitalization adjustment because of the increase in inventory. E-commerce shipping costs increased approximately 50 basis points as a percentage of net sales in the second 13 weeks of fiscal 2021 due to a lower percentage of e-commerce orders being fulfilled in store compared to the prior year period. Outbound freight costs increased approximately 10 basis points as a percentage of net sales due to more freight moved due to improved inventory levels in the second 13 weeks of fiscal 2021. Other costs, which includes damages and shrink, were approximately flat as a percentage of net sales in the second 13 weeks of fiscal 2021 as favorable shrink results offset increased product damages.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 270 basis points from 16.2% in the second 13 weeks of fiscal 2020 to 18.9% in the second 13 weeks of fiscal 2021 primarily due to increased store labor costs, as some stores were still temporarily closed in the prior year period due to the COVID-19 pandemic, increased corporate labor costs and sales deleverage.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 320 basis points from 10.9% in the second 13 weeks of fiscal 2020 to 14.1% in the second 13 weeks of fiscal 2021. The increase as a percentage of net sales was primarily related to an increase in advertising expenses due to intentional funding of incremental advertising in the current year period compared to a reduction in expense in 2020 when natural demand was higher. Also, professional fees and travel have increased due to the temporary cost reductions in the prior year period due to the COVID-19 pandemic.

Asset impairment. During the second 13 weeks of fiscal 2021, we recorded no impairment charges compared to an impairment charge of approximately $5.7 million in the prior year period. See Note 10 – Impairment in the condensed consolidated financial statements for discussion of impairment.

Income tax (benefit) expense. We recorded an income tax benefit of approximately $404,000, or 182.0% of income before income taxes, during the second 13 weeks of fiscal 2021 compared to income tax expense of $3.9 million, or 71.9% of the loss before income taxes, during the prior year period. The change in income taxes for the 13-week period ended July 31, 2021, compared to the prior year period, was primarily due to the realization of a discrete tax benefit related to the vesting of restricted stock units for the current year period compared to a true up in the prior year period due to calculating the tax provision under the discrete method for the 13-week period ended May 2, 2020 based on no annual forecast due to COVID-19 compared to using the annual effective tax rate method for the 26-week period ended August 1, 2020.

Net income (loss) and earnings (loss) per share. We reported net income of $0.6 million, or $0.04 per diluted share, for the second 13 weeks of fiscal 2021 as compared to a net loss of $9.4 million, or $0.66 per diluted share, for the second 13 weeks of fiscal 2020.

26-Week Period Ended July 31, 2021 Compared to the 26-Week Period Ended August 1, 2020

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	July 31, 2021		August 1, 2020		Change
	$	%	$	%	$	%
Net sales	$238,359	100.0%	$201,969	100.0%	$36,390	18.0%
Cost of sales	158,406	66.5	156,013	77.2	2,393	1.5
Gross profit	79,953	33.5	45,956	22.8	33,997	74.0
Operating expenses:
Compensation and benefits	40,777	17.1	38,814	19.2	1,963	5.1
Other operating expenses	33,346	14.0	28,161	14.0	5,185	18.4
Depreciation (exclusive of depreciation included in cost of sales)	3,243	1.3	3,070	1.5	173	5.6
Asset impairment	310	0.1	8,850	4.4	(8,540)	(96.5)
Total operating expenses	77,676	32.5	78,895	39.1	(1,219)	(1.5)
Operating income (loss)	2,277	1.0	(32,939)	(16.3)	35,216	(106.9)
Interest expense	161	0.1	389	0.2	(228)	(58.6)
Other income	(155)	(0.1)	(186)	(0.1)	31	(16.7)
Income (loss) before income taxes	2,271	1.0	(33,142)	(16.4)	35,413	(106.9)
Income tax benefit	(74)	—	(16,341)	(8.1)	16,267	(99.5)
Net income (loss)	$2,345	1.0%	$(16,801)	(8.3)%	$19,146	(114.0)%

Net sales. Net sales increased 18.0% to $238.4 million for the first 26 weeks of fiscal 2021 compared to $202.0 million for the prior year period. Comparable sales, including e-commerce sales, increased 24.6%, or $46.7 million for the first 26 weeks of fiscal 2021 compared to the prior year period, which was partly offset by a $10.3 million decrease in sales due to permanently closed stores. Comparable sales, including e-commerce sales, decreased 15.5% in the prior year period. For the first 26 weeks of fiscal 2021, e-commerce comparable sales increased 10.3%. For stores, the comparable sales mainly improved due to significant temporary store closures due to the COVID-19 pandemic in the prior year period.

Gross profit. Gross profit as a percentage of net sales increased 1,070 basis points from 22.8% in the first 26 weeks of fiscal 2020 to 33.5% in the first 26 weeks of fiscal 2021. The overall increase in gross profit margin was due to favorable store occupancy costs, merchandise margin, distribution center costs, store outbound freight costs, and other costs, partially offset by unfavorable e-commerce shipping expenses. Store occupancy and depreciation costs decreased approximately 540 basis points as a percentage of net sales due to the leverage of increased sales, in addition to store closures and negotiated rent reductions. Landed product margin increased approximately 410 basis points from 54.5% in the first 26 weeks of fiscal 2020 to 58.6% in the first 26 weeks of fiscal 2021 mainly due to the continued benefit from direct sourcing and a disciplined approach to our discount strategy. Distribution center costs decreased approximately 80 basis points in the first 26 weeks of fiscal 2021 due to sales leverage and a favorable warehouse expense capitalization adjustment driven by higher inventory levels compared to the prior year period. Outbound freight costs decreased approximately 40 basis points as a percentage of net sales in the first 26 weeks of fiscal 2021 due to sales leverage. Other costs, which includes damages and shrink, were favorable 10 bps as a percentage of net sales in the second 26 weeks of fiscal 2021, as favorable shrink results offset increased product damages. E-commerce shipping costs increased approximately 10 basis points as a percentage of sales due to a lower percentage of e-commerce orders being fulfilled in store compared to the prior year period, partially offset by sales leverage.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 210 basis points from 19.2% in the first 26 weeks of fiscal 2020 to 17.1% in the first 26 weeks of fiscal 2021 primarily due to sales leverage of both store and corporate payroll expenses because of the temporary COVID-19 store closures, which reduced sales in the prior year period. The approximately $2.0 million increase in compensation and benefits over the prior year period is mainly due to a $1.4 million expense reduction due to employee retention payroll tax credits provided for in the CARES Act in the prior year period.

Other operating expenses. Other operating expenses as a percentage of net sales remained consistent at 14.0% for the first 26 weeks of fiscal 2020 and 2021.

Asset impairment. During the first 26 weeks of fiscal 2021, we recorded an impairment charge of approximately $310,000 compared to an impairment charge of approximately $8.9 million in the prior year period. See Note 10 – Impairment in the condensed consolidated financial statements for discussion of impairment.

Income tax benefit. We recorded income tax benefit of approximately $74,000, or 3.3% of income before income taxes, during the first 26 weeks of fiscal 2021 compared to income tax benefit of $16.3 million, or 49.3% of the loss before income taxes, during the prior year period. The change in income taxes for the 26-week period ended July 31, 2021, compared to the prior year period, was primarily due to recording a $12.3 million income tax benefit during the prior year period related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the CARES Act and recording an additional income tax benefit of $2.3 million related to the carry back of the projected fiscal 2020 loss to years with a 35% statutory tax rate.

Net income (loss) and earnings (loss) per share. We reported net income of $2.3 million, or $0.15 per diluted share, for the first 26 weeks of fiscal 2021 as compared to a net loss of $16.8 million, or $1.20 per diluted share, for the first 26 weeks of fiscal 2020.

Non-GAAP Financial Measures

To supplement our unaudited consolidated condensed financial statements presented in accordance with GAAP, we provide certain non-GAAP financial measures, including EBITDA, adjusted EBITDA, adjusted operating (loss) income, adjusted net (loss) income and adjusted diluted (loss) earnings per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP financial measures. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP financial measures, in evaluating our operational performance.

We define EBITDA as net income or loss before interest, provision for income tax, and depreciation and amortization, adjusted EBITDA as EBITDA with non-GAAP adjustments and adjusted operating (loss) income as operating income (loss) with non-GAAP adjustments. We define adjusted net (loss) income and adjusted diluted (loss) earnings per share by adjusting the applicable GAAP financial measures for non-GAAP adjustments.

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

The following table shows a reconciliation of operating income (loss) to EBITDA, adjusted EBITDA and adjusted operating (loss) income for the 13-week and 26-week periods ended July 31, 2021 and August 1, 2020 and a reconciliation of net income (loss) and diluted earnings (loss) per share to adjusted net (loss) income and adjusted diluted (loss) earnings per share for the 13-week and 26-week periods ended July 31, 2021 and August 1, 2020:

	13-Week Period Ended		26-Week Period Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating income (loss)	$223	$(5,345)	$2,277	$(32,939)
Depreciation and amortization	5,214	5,933	10,486	11,986
EBITDA	5,437	588	12,763	(20,953)
Non-GAAP adjustments:
Closed store and lease termination costs in cost of sales(1)	(1,017)	95	(1,506)	58
Asset impairment(2)	—	5,666	310	8,850
Stock-based compensation expense(3)	651	329	883	636
Severance charges(4)	11	85	291	880
Other costs included in operating expenses(5)	—	—	—	134
Total adjustments in operating expenses	662	6,080	1,484	10,500
Total non-GAAP adjustments	(355)	6,175	(22)	10,558
Adjusted EBITDA	5,082	6,763	12,741	(10,395)
Depreciation and amortization	5,214	5,933	10,486	11,986
Adjusted operating (loss) income	$(132)	$830	$2,255	$(22,381)

Net income (loss)	$626	$(9,363)	$2,345	$(16,801)
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	(771)	73	(1,139)	45
Asset impairment(2)	—	4,378	234	6,805
Stock-based compensation expense, including tax impact(3)	78	391	150	886
Severance charges(4)	9	71	220	677
Other costs included in operating expenses(5)	—	—	—	103
Total adjustments in operating expenses	87	4,840	604	8,471
Tax valuation allowance(6)	(36)	3,274	(110)	5,470
CARES Act - net operating loss carry back(7)	—	1,490	—	(14,596)
Total non-GAAP adjustments, net of tax	(720)	9,677	(645)	(610)
Adjusted net (loss) income	$(94)	$314	$1,700	$(17,411)

Diluted earnings (loss) per share	$0.04	$(0.66)	$0.15	$(1.20)
Adjusted diluted (loss) earnings per share	$(0.01)	$0.02	$0.11	$(1.24)

Diluted weighted average shares outstanding	15,161	14,123	15,298	14,057
Adjusted diluted weighted average shares outstanding	14,163	14,741	15,298	14,057

(1)

Costs associated with closed stores and lease termination costs, including gains on lease terminations, amounts paid to third parties for rent reduction negotiations and lease termination fees paid to landlords for store closings.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $38.2 million during the first 26 weeks of fiscal 2021 compared to net cash provided by operating activities of approximately $2.8 million for the first 26 weeks of fiscal 2020. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash used in operations as compared to the prior year period was mainly due to an unfavorable change in working capital as we increased inventory purchases in order to rebuild our inventory levels.

Cash flows from investing activities. Net cash used in investing activities for the first 26 weeks of fiscal 2021 consisted mainly of $3.4 million in capital expenditures as compared to $5.6 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	26-Week Period Ended
	July 31, 2021	August 1, 2020
Technology and omni-channel projects	$1,565	$1,178
Distribution center and supply chain enhancements	785	3,958
New and relocated stores	675	—
Existing stores	200	351
Corporate	177	73
Total capital expenditures	$3,402	$5,560

The capital expenditures in the current year period related primarily to technology and omni-channel projects, distribution center and supply chain enhancements and the opening of two new stores and one store relocation during the period. Capital expenditures in the prior year period related primarily to distribution center and supply chain enhancements including consolidating the e-commerce distribution center into the store distribution center in Jackson, Tennessee, standing up new e-commerce hubs and upgrading the warehouse management system.

Cash flows from financing activities. During the first 26 weeks of fiscal 2021, net cash used in financing activities of $13.5 million was primarily related to the repurchase and retirement of common stock pursuant to our share repurchase plan of $13.4 million. During the first 26 weeks of fiscal 2020, net cash provided by financing activities was approximately $7,000, as we borrowed and made repayments of $40.0 million under our revolving credit facility.

Senior credit facility. On December 6, 2019, we entered into the Credit Agreement with Bank of America, N.A. as administrative agent, collateral agent and lender. The Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million, a $25 million incremental accordion feature and a maturity date of December 2024. Advances under the Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of July 31, 2021, we were in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were no outstanding borrowings and a $600,000 letter of credit outstanding with approximately $65.0 million available for borrowing as of July 31, 2021.

As of July 31, 2021, our balance of cash and cash equivalents was approximately $45.2 million. We believe that the combination of our cash balances, cash flow from operations and availability under our Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plan. On September 24, 2018, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common shares. This share repurchase plan was completed during the fourth quarter of fiscal 2020. On December 3, 2020, we announced that our Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. As of July 31, 2021, we had approximately $6.5 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Shares repurchased and retired	561,548	—	608,898	—
Share repurchase cost	$12,008	$—	$13,364	$—

Subsequent to July 31, 2021, we substantially completed our December 3, 2020 authorized $20 million share repurchase plan by repurchasing 336,420 shares at a cost of approximately $6.5 million. On September 2, 2021, we announced that our Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of our outstanding common stock.

Repurchases of shares under all Company repurchase plans will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions.  The amount and timing of repurchases will be based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time.

Contractual Obligations

Not applicable to smaller reporting companies.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the first 26 weeks of fiscal 2021. Refer to our Annual Report for a summary of our critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2021 and August 1, 2020, we had no outstanding borrowings under our Credit Agreement. We are exposed to interest rate changes, primarily as a result of borrowings under our revolving credit facility as discussed in Note 9 — Senior Credit Facility in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of July 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended,) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of July 31, 2021, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Shares of common stock repurchased by the Company during the 13-week period ended July 31, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (in 000s)
May 2, 2021 to May 29, 2021	46,400	$28.10	46,400	$17,184
May 30, 2021 to July 3, 2021	130,148	23.24	130,148	14,159
July 4, 2021 to July 31, 2021	385,000	19.94	385,000	6,480
	561,548	$21.38	561,548	$6,480

On December 3, 2020, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. Subsequent to July 31, 2021, the Company substantially completed its December 3, 2020 authorized $20 million share repurchase plan by repurchasing 336,420 shares at a cost of approximately $6.5 million. On September 2, 2021, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock.

Repurchases of shares under all Company repurchase plans will be made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases will be based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time.

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

KIRKLAND’S, INC.
Date: September 2, 2021	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer
Date: September 2, 2021	/s/ Nicole A. Strain
Nicole A. Strain Executive Vice President and Chief Financial Officer