Form 10-Q
period 2021-10-30
KIRKLAND'S, INC
filed 2021-12-02
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 30, 2021

or

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

Common Stock, no par value – 12,895,352 shares outstanding as of November 26, 2021.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	October 30,	January 30,	October 31,
	2021	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$26,475	$100,337	$37,189
Inventories, net	115,671	62,083	83,874
Income taxes receivable	523	162	5,441
Prepaid expenses and other current assets	9,647	8,116	9,586
Total current assets	152,316	170,698	136,090
Property and equipment:
Equipment	20,261	20,463	20,583
Furniture and fixtures	71,502	72,775	74,121
Leasehold improvements	108,200	109,501	111,155
Computer software and hardware	80,981	79,260	78,636
Projects in progress	3,514	1,429	1,382
Property and equipment, gross	284,458	283,428	285,877
Accumulated depreciation	(231,608)	(220,018)	(217,737)
Property and equipment, net	52,850	63,410	68,140
Operating lease right-of-use assets	128,169	147,334	156,924
Other assets	6,548	5,670	5,831
Total assets	$339,883	$387,112	$366,985
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,349	$55,173	$53,339
Accrued expenses	28,593	37,454	27,037
Operating lease liabilities	41,763	44,973	46,015
Total current liabilities	138,705	137,600	126,391
Operating lease liabilities	120,095	148,976	159,030
Other liabilities	5,320	5,614	8,147
Total liabilities	264,120	292,190	293,568
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 30, 2021, January 30, 2021, and October 31, 2020, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,007,409; 14,292,250; and 14,255,596 shares issued and outstanding at October 30, 2021, January 30, 2021, and October 31, 2020, respectively	175,479	174,391	173,792
Accumulated deficit	(99,716)	(79,469)	(100,375)
Total shareholders’ equity	75,763	94,922	73,417
Total liabilities and shareholders’ equity	$339,883	$387,112	$366,985

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net sales	$143,630	$146,609	$381,989	$348,578
Cost of sales	93,817	93,738	252,223	249,751
Gross profit	49,813	52,871	129,766	98,827
Operating expenses:
Compensation and benefits	19,549	21,343	60,326	60,157
Other operating expenses	19,145	16,682	52,491	44,843
Depreciation (exclusive of depreciation included in cost of sales)	1,655	1,613	4,898	4,683
Asset impairment	444	177	754	9,027
Total operating expenses	40,793	39,815	118,469	118,710
Operating income (loss)	9,020	13,056	11,297	(19,883)
Interest expense	79	95	240	484
Other income	(88)	(86)	(243)	(272)
Income (loss) before income taxes	9,029	13,047	11,300	(20,095)
Income tax expense (benefit)	1,800	691	1,726	(15,650)
Net income (loss)	$7,229	$12,356	$9,574	$(4,445)

Earnings (loss) per share:
Basic	$0.54	$0.87	$0.69	$(0.31)
Diluted	$0.51	$0.82	$0.64	$(0.31)
Weighted average shares outstanding:
Basic	13,405	14,249	13,955	14,121
Diluted	14,268	15,075	14,953	14,121

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2021	14,292,250	$174,391	$(79,469)	$94,922
Exercise of stock options	10,669	52	—	52
Restricted stock issued	30,087	—	—	—
Net share settlement of stock options and restricted stock units	(11,339)	(257)	—	(257)
Stock-based compensation expense	—	232	—	232
Repurchase and retirement of common stock	(47,350)	—	(1,356)	(1,356)
Net income	—	—	1,719	1,719
Balance at May 1, 2021	14,274,317	174,418	(79,106)	95,312
Exercise of stock options	20,168	94	—	94
Restricted stock issued	79,775	—	—	—
Net share settlement of stock options and restricted stock units	(7,582)	(73)	—	(73)
Stock-based compensation expense	—	651	—	651
Repurchase and retirement of common stock	(561,548)	—	(12,008)	(12,008)
Net income	—	—	626	626
Balance at July 31, 2021	13,805,130	175,090	(90,488)	84,602
Restricted stock issued	10,606	—	—	—
Net share settlement of restricted stock units	(2,583)	(49)	—	(49)
Stock-based compensation expense	—	438	—	438
Repurchase and retirement of common stock	(805,744)	—	(16,457)	(16,457)
Net income	—	—	7,229	7,229
Balance at October 30, 2021	13,007,409	$175,479	$(99,716)	$75,763

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at February 1, 2020	13,955,826	$172,885	$(95,930)	$76,955
Employee stock purchases	34,999	35	—	35
Restricted stock issued	32,341	—	—	—
Net share settlement of restricted stock units	(8,663)	(8)	—	(8)
Stock-based compensation expense	—	307	—	307
Net loss	—	—	(7,438)	(7,438)
Balance at May 2, 2020	14,014,503	173,219	(103,368)	69,851
Restricted stock issued	230,688	—	—	—
Net share settlement of restricted stock units	(5,110)	(5)	—	(5)
Stock-based compensation expense	—	329	—	329
Net loss	—	—	(9,363)	(9,363)
Balance at August 1, 2020	14,240,081	173,543	(112,731)	60,812
Exercise of stock options	1,464	12	—	12
Restricted stock issued	18,575	—	—	—
Net share settlement of restricted stock units	(4,524)	(39)	—	(39)
Stock-based compensation expense	—	276	—	276
Net income	—	—	12,356	12,356
Balance at October 31, 2020	14,255,596	$173,792	$(100,375)	$73,417

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	October 30,	October 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$9,574	$(4,445)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	15,535	17,810
Amortization of debt issue costs	69	70
Asset impairment	754	9,027
(Gain) loss on disposal of property and equipment	(23)	104
Stock-based compensation expense	1,321	912
Deferred income taxes	—	1,525
Changes in assets and liabilities:
Inventories, net	(53,588)	10,800
Prepaid expenses and other current assets	(1,531)	(3,124)
Accounts payable	12,588	(4,735)
Accrued expenses	(8,373)	(1,704)
Income taxes receivable	(849)	(5,230)
Operating lease assets and liabilities	(12,876)	(7,091)
Other assets and liabilities	(1,291)	570
Net cash (used in) provided by operating activities	(38,690)	14,489

Cash flows from investing activities:
Proceeds from sale of property and equipment	44	168
Capital expenditures	(5,162)	(7,580)
Net cash used in investing activities	(5,118)	(7,412)

Cash flows from financing activities:
Borrowings on revolving line of credit	—	40,000
Repayments on revolving line of credit	—	(40,000)
Refinancing costs	—	(15)
Cash used in net share settlement of stock options and restricted stock units	(379)	(52)
Proceeds received from employee stock option exercises	146	12
Employee stock purchases	—	35
Repurchase and retirement of common stock	(29,821)	—
Net cash used in financing activities	(30,054)	(20)

Cash and cash equivalents:
Net (decrease) increase	(73,862)	7,057
Beginning of the period	100,337	30,132
End of the period	$26,475	$37,189

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$984	$414

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 369 stores in 35 states as of October 30, 2021, as well as an e-commerce website, www.kirklands.com.

Principles of consolidation — The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and pursuant to the reporting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2021.

Impact of the novel coronavirus (“COVID-19”) pandemic — The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility, which has affected the Company’s business operations in fiscal 2020 and fiscal 2021. The Company continues to closely monitor the impact of the COVID-19 pandemic on all facets of its business, which includes the impact on its employees, customers, suppliers, vendors, business partners and supply chain networks. While the duration and extent of the COVID-19 pandemic and its impact on the global economy remains uncertain, the Company expects that its business operations and results of operations, including its net sales, earnings and cash flows will continue to be materially impacted.

Currently, the COVID-19 pandemic and macroeconomic factors are impacting the Company’s supply chain and staffing strategies. While inventory levels improved through the 39-week period ended October 30, 2021, the Company continues to run under its budgeted inventory levels with shortages in specific inventory categories due to global supply chain constraints and shipping delays. The Company prioritized the shipment of harvest and Christmas merchandise to increase inventory levels in order to meet anticipated customer demand during the fourth quarter of fiscal 2021. As of October 31, 2020, inventory levels were significantly lower than prior years due to the Company cancelling purchase orders in its efforts to manage inventory levels at the outset of the COVID-19 pandemic and having lower inventory receipts due to the temporary store closures in fiscal 2020, while experiencing an increase in demand for home furnishings. The Company has also implemented new incentive programs and recruiting practices to hire and retain qualified workers at its stores and distribution centers for the harvest and Christmas selling seasons during the 13-week period ended October 30, 2021.

Seasonality — The results of the Company’s operations for the 13 and 39-week periods ended October 30, 2021 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year — The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2021 represents the 52 weeks ending on January 29, 2022 and fiscal 2020 represents the 52 weeks ended on January 30, 2021.

Use of estimates — The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used. It should be understood that accounting measurements at interim dates inherently involve greater reliance on estimates than those at fiscal year-end.

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

Sales returns reserve — The Company had a liability of approximately $1.5 million, $2.0 million and $1.6 million reserved for sales returns at October 30, 2021, January 30, 2021 and October 31, 2020, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve product recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $659,000, $850,000 and $656,000 at October 30, 2021, January 30, 2021 and October 31, 2020, respectively.

Deferred e-commerce revenue — Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.1 million, $1.2 million and $1.6 million at October 30, 2021, January 30, 2021 and October 31, 2020, respectively. The related contract assets, reflected in inventory on the condensed consolidated balance sheets, totaled approximately $545,000, $530,000 and $708,000 at October 30, 2021, January 30, 2021 and October 31, 2020, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	October 30, 2021	January 30, 2021	October 31, 2020
Gift card liability, net of estimated breakage (included in accrued expenses)	$13,201	$13,408	$11,915

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gift card breakage revenue (included in net sales)	$200	$208	$611	$555
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,764	1,724	4,303	4,220

Customer loyalty program — The Company has a loyalty program called the K-club that was redesigned in fiscal 2020 to allow members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606 Revenue from Contracts with Customers. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.1 million, $922,000 and $131,000 at October 30, 2021, January 30, 2021 and October 31, 2020, respectively.

Note 3 – Income Taxes

For the 13-week periods ended October 30, 2021 and October 31, 2020, the Company recorded an income tax expense of 19.9% and 5.3% of income before income taxes, respectively. The change in income taxes for the 13-week period ended October 30, 2021, compared to the prior year period, was primarily due to calculating the tax provision under the discrete method instead of the annual effective tax rate method in the prior year period.

For the 39-week periods ended October 30, 2021 and October 31, 2020, the Company recorded an income tax expense of 15.3% of income before income taxes and an income tax benefit of 77.9% of the loss before income taxes, respectively. The change in income taxes for the 39-week period ended October 31, 2021, compared to the prior year period, was primarily due to recording a $12.3 million income tax benefit during the prior year period related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act and recording an additional income tax benefit of $2.0 million related to the carry back of the projected fiscal 2020 loss to years with a 35% statutory tax rate.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of October 30, 2021, January 30, 2021 and October 31, 2020, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period presented. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings (loss) per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings (loss) per share, because to do so would have been antidilutive, were approximately 168,000 shares and 1.2 million shares for the 13-week periods ended October 30, 2021 and October 31, 2020, respectively, and 145,000 shares and 1.4 million shares for the 39-week periods ended October 30, 2021 and October 31, 2020, respectively.

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

The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions, including forecasts of projected financial information that would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents (Level 2 input) to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant (Level 2 input) to quantify fair value for other long-lived assets. See Note 10 – Impairment for further discussion.

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts and sought statutory and punitive damages and attorneys’ fees and costs. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the Plaintiffs have standing. However, the court also certified the standing issue for an interlocutory appeal, and the Company has filed a petition for allowance of appeal with the Pennsylvania Supreme Court. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The Court has scheduled a hearing on the class certification motion for January 14, 2022, and has set a case management conference for February 11, 2022, at which time the Court will set trial and related dates. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		39-Week Period Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$438	$276	$1,321	$912
Restricted stock units granted	—	—	152,815	1,050,421
Performance-based restricted stock units granted(a)	—	—	34,595	—

(a)Assumes 90% target level achievement of the relative performance targets.

During the 39-week period ended October 30, 2021, the Company granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals. The performance metrics for the PSUs are earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to budgeted EBITDA and also include a relative shareholder return modifier. The number of PSUs presented in the foregoing table represent the shares that can be achieved at the target-level of achievement of the applicable performance metrics. The actual number of shares that will be issued under the performance awards, which may be higher or lower than target, will be determined by the level of achievement of the performance goals and the total shareholder return modifier. As of October 30, 2021, the Company has recorded compensation expense related to the PSUs between their minimum and target value, as the Company currently estimates that the performance metric based on EBITDA for fiscal 2021 will be achieved, but it will be below its target level. If the performance targets are achieved, the PSUs will be issued based on the achievement level, including the relative shareholder return modifier, and will cliff vest in full on February 3, 2024.

Note 8 – Share Repurchase Plan

On September 24, 2018, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of the Company’s outstanding common stock. This share repurchase plan was completed during the fourth quarter of fiscal 2020. On December 3, 2020, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of up to $20 million of the Company’s outstanding common stock. This share repurchase plan was completed during the 13-week period ended October 30, 2021. On September 2, 2021, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of October 30, 2021, the Company had approximately $10.0 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Shares repurchased and retired	805,744	—	1,414,642	—
Share repurchase cost	$16,457	$—	$29,821	$—

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

As of October 30, 2021, the Company was in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were no outstanding borrowings and a $600,000 letter of credit outstanding with approximately $74.4 million available for borrowing as of October 30, 2021.

Note 10 – Impairment

The Company evaluates the recoverability of the carrying amounts of long-lived assets when events or changes in circumstances dictate that their carrying values may not be recoverable. This review includes the evaluation of individual under-performing retail stores and the assessment of the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach, considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group with no asset written down below its individual fair value.

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Impairment of leasehold improvements, fixtures and equipment at stores	$444	$162	$754	$2,782
Impairment of right-of-use-assets	—	15	—	6,245
Total impairment	$444	$177	$754	$9,027

Total impairment, net of tax	$334	$121	$568	$6,927
Number of stores with leasehold improvements, fixtures and equipment impairment	2	4	4	22
Number of stores with right-of-use-asset impairment	—	2	—	24

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates (“IBORs”), and, particularly, the risk of cessation of the LIBOR related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide an understanding of our financial condition, change in financial condition, cash flow, liquidity and results of operations. The following MD&A discussion should be read in conjunction with the condensed consolidated financial statements and notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 26, 2021 (the “Annual Report”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed or referred to in the forward-looking statements. Factors that could cause or contribute to any differences include, but are not limited to, those discussed under the caption “Cautionary Statement for Purposes of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995” and under Part II, Item 1A - “Risk Factors.”

Introduction

We are a specialty retailer of home décor in the United States, operating 369 stores in 35 states as of October 30, 2021, as well as an e-commerce website, www.kirklands.com. Our stores present a curated selection of distinctive merchandise, including holiday décor, furniture, textiles, wall décor, decorative accessories, art, mirrors, fragrances and other home decorating items. Our stores offer an extensive assortment of holiday merchandise during seasonal periods. We provide our customers an engaging shopping experience characterized by affordable home décor and inspirational design ideas. We believe that this combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home on a budget.

Impact of the COVID-19 Pandemic on Our Business

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility, which has affected our business operations in fiscal 2020 and fiscal 2021. We continue to closely monitor the impact of the COVID-19 pandemic on all facets of our business, which includes the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks. All of our stores and distribution centers are currently open with enhanced safety measures. The health and safety of our employees and customers are the primary concerns of our management team. We have taken numerous actions to promote health and safety, including providing personal protective equipment to our employees, establishing mask protocols in our facilities, rolling out additional functionality to support contactless shopping experiences, implementing additional cleaning and sanitation procedures and promoting social distancing. While the duration and extent of the COVID-19 pandemic and its impact on the global economy remains uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.

Currently, the COVID-19 pandemic and macroeconomic factors are impacting our supply chain and staffing strategies. While inventory levels improved through the 39-week period ended October 30, 2021, we continue to run under our budgeted inventory levels with shortages in specific inventory categories due to global supply chain constraints and shipping delays. We prioritized the shipment of harvest and Christmas merchandise to increase inventory levels in order to meet anticipated customer demand during the fourth quarter of fiscal 2021. As of October 31, 2020, inventory levels were significantly lower than prior years due to our cancelling of purchase orders in our efforts to manage inventory levels at the outset of the COVID-19 pandemic and having lower inventory receipts due to the temporary store closures in fiscal 2020, while experiencing an increase in demand for home furnishings. We have also implemented new incentive programs and recruiting practices to hire and retain qualified workers at our stores and distribution centers for the harvest and Christmas selling seasons during the 13-week period ended October 30, 2021.

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

Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components including: landed product costs (including inbound freight), inventory damages, inventory shrinkage, store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs to stores, e-commerce shipping expenses and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed.

Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors, including overall sales performance.

Store Optimization

As part of our store optimization strategy, which includes exiting unprofitable stores and continuing to reduce the store base over the next several years, we permanently closed six store locations and opened two new store locations during the 39-week period ended October 30, 2021. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures and limited store openings as we continue to execute our store optimization strategy. We believe our ideal store count should be approximately 350 stores with additional opportunities for more favorable rent terms during ongoing lease renewals.

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
New store openings	—	—	2	—
Permanent store closures	—	6	6	51
Store relocations	1	—	2	—
Decrease in store units	0.0%	(1.6)%	(1.1)%	(11.8)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	October 30, 2021	October 31, 2020
Number of stores	369	381
Square footage	2,956,731	3,039,097
Average square footage per store	8,013	7,977

13-Week Period Ended October 30, 2021 Compared to the 13-Week Period Ended October 31, 2020

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	October 30, 2021		October 31, 2020		Change
	$	%	$	%	$	%
Net sales	$143,630	100.0%	$146,609	100.0%	$(2,979)	(2.0)%
Cost of sales	93,817	65.3	93,738	63.9	79	0.1
Gross profit	49,813	34.7	52,871	36.1	(3,058)	(5.8)
Operating expenses:
Compensation and benefits	19,549	13.6	21,343	14.6	(1,794)	(8.4)
Other operating expenses	19,145	13.3	16,682	11.4	2,463	14.8
Depreciation (exclusive of depreciation included in cost of sales)	1,655	1.2	1,613	1.1	42	2.6
Asset impairment	444	0.3	177	0.1	267	150.8
Total operating expenses	40,793	28.4	39,815	27.2	978	2.5
Operating income	9,020	6.3	13,056	8.9	(4,036)	(30.9)
Interest expense	79	0.1	95	0.1	(16)	(16.8)
Other income	(88)	(0.1)	(86)	(0.1)	(2)	2.3
Income before income taxes	9,029	6.3	13,047	8.9	(4,018)	(30.8)
Income tax expense	1,800	1.3	691	0.5	1,109	160.5
Net income	$7,229	5.0%	$12,356	8.4%	$(5,127)	(41.5)%

Net sales. Net sales decreased 2.0% to $143.6 million for the third 13 weeks of fiscal 2021 compared to $146.6 million for the prior year period driven by 3% fewer stores and a decline in in-store traffic, partially offset by an increase in order value due to increased sales of larger ticket items, including furniture. Comparable sales, including e-commerce sales, decreased 0.7%, or $945,000 for the third 13 weeks of fiscal 2021 compared to the prior year period. Comparable sales, including e-commerce sales, increased

8.9% in the prior year period. For the third 13 weeks of fiscal 2021, e-commerce comparable sales increased 7.3% compared to the prior year period because of an increase in average ticket and higher conversion.

Gross profit. Gross profit as a percentage of net sales decreased 140 basis points from 36.1% in the third 13 weeks of fiscal 2020 to 34.7% in the third 13 weeks of fiscal 2021. The overall decrease in gross profit margin was due to unfavorable landed product margin, e-commerce shipping expenses and inventory damages, partially offset by favorable inventory shrink, distribution center costs, store occupancy costs, store outbound freight costs and other costs. Landed product margin decreased approximately 300 basis points from 61.1% in the third 13 weeks of fiscal 2020 to 58.1% in the third 13 weeks of fiscal 2021 mainly due to an increase in discounts and inbound freight costs due to supply chain cost increases, partially offset by direct import savings. E-commerce shipping costs increased approximately 80 basis points as a percentage of net sales due to a lower percentage of e-commerce orders being fulfilled in store compared to the prior year period and shipping rate increases. Inventory damages increased approximately 60 basis points as a percentage of net sales due to increased inventory levels. Inventory shrinkage decreased 110 basis points as a percentage of net sales due to unfavorable annual physical inventory results in the prior year period. Distribution center costs decreased approximately 90 basis points as a percentage of net sales due to a favorable warehouse expense capitalization adjustment because of the increase in inventory. Store occupancy and depreciation costs decreased approximately 60 basis points as a percentage of net sales due to store closures and negotiated rent reductions along with lower depreciation expense. Outbound freight costs decreased approximately 20 basis points as a percentage of net sales due to reduced routes from the distribution centers to the stores. Other costs were favorable by 20 basis points as a percentage of net sales due to minor deferred revenue adjustments.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 100 basis points from 14.6% in the third 13 weeks of fiscal 2020 to 13.6% in the third 13 weeks of fiscal 2021 primarily due to a decrease in corporate bonus expense.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 190 basis points from 11.4% in the third 13 weeks of fiscal 2020 to 13.3% in the third 13 weeks of fiscal 2021. The increase as a percentage of net sales was primarily related to an increase in advertising expenses due to intentional funding of incremental advertising related to customer acquisition in the current year period compared to a reduction in advertising expenses in the prior year period when natural demand was higher, which was partially offset by favorable insurance claims adjustments.

Asset impairment. During the third 13 weeks of fiscal 2021, we recorded an impairment charge of approximately $444,000 compared to an impairment charge of approximately $177,000 in the prior year period. See Note 10 – Impairment in the condensed consolidated financial statements for discussion of impairment.

Income tax expense. We recorded an income tax expense of approximately $1.8 million, or 19.9% of income before income taxes, during the third 13 weeks of fiscal 2021 compared to an income tax expense of approximately $691,000 or 5.3% of the income before income taxes, during the prior year period. The change in income taxes for the 13-week period ended October 30, 2021, compared to the prior year period, was primarily due to calculating the tax provision under the discrete method instead of the annual effective tax rate method in the prior year period.

Net income and earnings per share. We reported net income of $7.2 million, or $0.51 per diluted share, for the third 13 weeks of fiscal 2021 as compared to net income of $12.4 million, or $0.82 per diluted share, for the third 13 weeks of fiscal 2020.

39-Week Period Ended October 30, 2021 Compared to the 39-Week Period Ended October 31, 2020

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	October 30, 2021		October 31, 2020		Change
	$	%	$	%	$	%
Net sales	$381,989	100.0%	$348,578	100.0%	$33,411	9.6%
Cost of sales	252,223	66.0	249,751	71.6	2,472	1.0
Gross profit	129,766	34.0	98,827	28.4	30,939	31.3
Operating expenses:
Compensation and benefits	60,326	15.8	60,157	17.3	169	0.3
Other operating expenses	52,491	13.7	44,843	12.9	7,648	17.1
Depreciation (exclusive of depreciation included in cost of sales)	4,898	1.3	4,683	1.3	215	4.6
Asset impairment	754	0.2	9,027	2.6	(8,273)	(91.6)
Total operating expenses	118,469	31.0	118,710	34.1	(241)	(0.2)
Operating income (loss)	11,297	3.0	(19,883)	(5.7)	31,180	(156.8)
Interest expense	240	0.1	484	0.1	(244)	(50.4)
Other income	(243)	(0.1)	(272)	—	29	(10.7)
Income (loss) before income taxes	11,300	3.0	(20,095)	(5.8)	31,395	(156.2)
Income tax expense (benefit)	1,726	0.5	(15,650)	(4.5)	17,376	(111.0)
Net income (loss)	$9,574	2.5%	$(4,445)	(1.3)%	$14,019	(315.4)%

Net sales. Net sales increased 9.6% to $382.0 million for the first 39 weeks of fiscal 2021 compared to $348.6 million for the prior year period. Comparable sales, including e-commerce sales, increased 13.7%, or $45.6 million for the first 39 weeks of fiscal 2021 compared to the prior year period, which was partly offset by a $12.2 million decrease in sales due to permanently closed stores. Comparable sales, including e-commerce sales, decreased 6.7% in the prior year period. For the first 39 weeks of fiscal 2021, e-commerce comparable sales increased 9.2% compared to the prior year period mainly due to an increase in average ticket. For stores, the comparable sales mainly improved due to significant temporary store closures due to the COVID-19 pandemic in the prior year period.

Gross profit. Gross profit as a percentage of net sales increased 560 basis points from 28.4% in the first 39 weeks of fiscal 2020 to 34.0% in the first 39 weeks of fiscal 2021. The overall increase in gross profit margin was due to favorable store occupancy costs, landed product margin, distribution center costs, inventory shrinkage and store outbound freight costs, partially offset by unfavorable e-commerce shipping expenses, inventory damages and other costs. Store occupancy and depreciation costs decreased approximately 330 basis points as a percentage of net sales due to the leverage of increased sales, store closures and negotiated rent reductions and lower depreciation expense. Landed product margin increased approximately 110 basis points from 57.3% in the first 39 weeks of fiscal 2020 to 58.4% in the first 39 weeks of fiscal 2021 mainly due to the continued benefit from direct sourcing, partially offset by higher inbound freight costs. Distribution center costs decreased approximately 90 basis points in the first 39 weeks of fiscal 2021 due to sales leverage and a favorable warehouse expense capitalization adjustment driven by higher inventory levels compared to the prior year period. Inventory shrinkage decreased approximately 80 basis points as a percentage of net sales due to favorable annual physical inventory results. Outbound freight costs decreased approximately 30 basis points as a percentage of net sales in the first 39 weeks of fiscal 2021 due to sales leverage. E-commerce shipping costs increased approximately 40 basis points as a percentage of net sales due to a lower percentage of e-commerce orders being fulfilled in store compared to the prior year period. Inventory damages increased approximately 20 basis points as a percentage of net sales. Other costs were unfavorable 20 basis points as a percentage of net sales due to minor deferred revenue adjustments.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 150 basis points from 17.3% in the first 39 weeks of fiscal 2020 to 15.8% in the first 39 weeks of fiscal 2021, primarily due to sales leverage of both store and corporate payroll expenses because of the temporary COVID-19 store closures, which reduced sales in the prior year period.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 80 basis points from 12.9% in the first 39 weeks of fiscal 2020 to 13.7% in the first 39 weeks of fiscal 2021. The increase as a percentage of net sales was primarily related to an increase in advertising expenses due to intentional funding of incremental advertising in the current year period compared to a reduction in advertising expenses in the prior year period when natural demand was higher, which was partially offset by favorable insurance claims adjustments.

Asset impairment. During the first 39 weeks of fiscal 2021, we recorded an impairment charge of approximately $754,000 compared to an impairment charge of approximately $9.0 million in the prior year period. See Note 10 – Impairment in the condensed consolidated financial statements for discussion of impairment.

Income tax expense (benefit). We recorded an income tax expense of approximately $1.7 million, or 15.3% of income before income taxes, during the first 39 weeks of fiscal 2021 compared to an income tax benefit of $15.7 million, or 77.9% of the loss before income taxes, during the prior year period. The change in income taxes for the 39-week period ended October 30, 2021, compared to the prior year period, was primarily due to recording a $12.3 million income tax benefit during the prior year period related to the carryback of the 2019 federal net operating loss to prior periods pursuant to the CARES Act and recording an additional income tax benefit of $2.0 million related to the carry back of the projected fiscal 2020 loss to years with a 35% statutory tax rate.

Net income (loss) and earnings (loss) per share. We reported net income of $9.6 million, or $0.64 per diluted share, for the first 39 weeks of fiscal 2021 as compared to a net loss of $4.4 million, or $0.31 per diluted share, for the first 39 weeks of fiscal 2020.

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

The following table shows a reconciliation of operating income (loss) to EBITDA, adjusted EBITDA and adjusted operating income (loss) for the 13-week and 39-week periods ended October 30, 2021 and October 31, 2020 and a reconciliation of net income (loss) and diluted earnings (loss) per share to adjusted net income (loss) and adjusted diluted earnings (loss) per share for the 13-week and 39-week periods ended October 30, 2021 and October 31, 2020:

	13-Week Period Ended		39-Week Period Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating income (loss)	$9,020	$13,056	$11,297	$(19,883)
Depreciation and amortization	5,049	5,824	15,535	17,810
EBITDA	14,069	18,880	26,832	(2,073)
Non-GAAP adjustments:
Closed store and lease termination costs in cost of sales(1)	(126)	(752)	(1,632)	(695)
Asset impairment(2)	444	177	754	9,027
Stock-based compensation expense(3)	438	276	1,321	912
Severance charges(4)	2	10	293	890
Other costs included in operating expenses(5)	—	70	—	204
Total adjustments in operating expenses	884	533	2,368	11,033
Total non-GAAP adjustments	758	(219)	736	10,338
Adjusted EBITDA	14,827	18,661	27,568	8,265
Depreciation and amortization	5,049	5,824	15,535	17,810
Adjusted operating income (loss)	$9,778	$12,837	$12,033	$(9,545)

Net income (loss)	$7,229	$12,356	$9,574	$(4,445)
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	(90)	(577)	(1,229)	(533)
Asset impairment(2)	334	121	568	6,927
Stock-based compensation expense, including tax impact(3)	277	196	427	1,082
Severance charges(4)	—	6	220	683
Other costs included in operating expenses(5)	—	54	—	155
Total adjustments in operating expenses	611	377	1,215	8,847
Tax valuation allowance(6)	(409)	(2,431)	(519)	3,040
CARES Act - net operating loss carry back(7)	—	268	—	(14,328)
Total non-GAAP adjustments, net of tax	112	(2,363)	(533)	(2,974)
Adjusted net income (loss)	$7,341	$9,993	$9,041	$(7,419)

Diluted earnings (loss) per share	$0.51	$0.82	$0.64	$(0.31)
Adjusted diluted earnings (loss) per share	$0.51	$0.66	$0.60	$(0.53)

Diluted weighted average shares outstanding	14,268	15,075	14,953	14,121

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

Cash flows from operating activities. Net cash used in operating activities was approximately $38.7 million during the first 39 weeks of fiscal 2021 compared to net cash provided by operating activities of approximately $14.5 million for the first 39 weeks of fiscal 2020. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash used in operations as compared to the prior year period was mainly due to an unfavorable change in working capital as we increased inventory purchases in order to rebuild our inventory levels from our decreased inventory levels in fiscal 2020 as a result of action taken in connection with the COVID-19 pandemic, which was partially offset by increased accounts payable.

Cash flows from investing activities. Net cash used in investing activities for the first 39 weeks of fiscal 2021 consisted mainly of $5.2 million in capital expenditures as compared to $7.6 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	39-Week Period Ended
	October 30, 2021	October 31, 2020
Technology and omni-channel projects	$2,328	$1,974
Distribution center and supply chain enhancements	1,124	4,496
New and relocated stores	772	—
Existing stores	635	758
Corporate	303	352
Total capital expenditures	$5,162	$7,580

The capital expenditures in the current year period related primarily to technology and omni-channel projects, distribution center and supply chain enhancements and the opening of two new stores and two store relocations during the period. Capital expenditures in the prior year period related primarily to distribution center and supply chain enhancements including consolidating the e-commerce distribution center into the store distribution center in Jackson, Tennessee, standing up new e-commerce hubs and upgrading the warehouse management system.

Cash flows from financing activities. During the first 39 weeks of fiscal 2021, net cash used in financing activities of $30.1 million was primarily related to the repurchase and retirement of common stock pursuant to our share repurchase plan of $29.8 million. During the first 39 weeks of fiscal 2020, net cash used in financing activities was approximately $20,000, as we borrowed and made repayments of $40.0 million under our revolving credit facility.

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

As of October 30, 2021, we were in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were no outstanding borrowings and a $600,000 letter of credit outstanding with approximately $74.4 million available for borrowing as of October 30, 2021.

As of October 30, 2021, our balance of cash and cash equivalents was approximately $26.5 million. We believe that the combination of our cash balances, cash flow from operations and availability under our Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plan. On September 24, 2018, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $10 million of our outstanding common stock. This share repurchase plan was completed during the fourth quarter of fiscal 2020. On December 3, 2020, we announced that our Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. This share repurchase plan was completed during the 13-week period ended October 30, 2021. On September 2, 2021, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock. As of October 30, 2021, we had approximately $10.0 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Shares repurchased and retired	805,744	—	1,414,642	—
Share repurchase cost	$16,457	$—	$29,821	$—

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the first 39 weeks of fiscal 2021. Refer to our Annual Report for a summary of our critical accounting policies.

New Accounting Pronouncements

See Note 11 – New Accounting Pronouncements in the condensed consolidated financial statements for accounting pronouncements not yet adopted.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The following information is provided pursuant to the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Certain statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q are “forward-looking statements” made pursuant to these provisions. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Words such as “should,” “likely to,” “forecasts,” “strategy,” “goal,” “anticipates,” “believes,” “expects,” “estimates,” “intends,” “plans,” “projects” and similar expressions may identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including, without limitation, the impact of public health issues, such as the current global pandemic of COVID-19, which could cause actual results to differ materially from the results projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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
•

If we are unable to profitably operate our existing stores, grow e-commerce sales and effectively execute our store closing strategy, we may not be able to execute our business strategy, resulting in a decrease in net sales and profitability.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 30, 2021 and October 31, 2020, we had no outstanding borrowings under our Credit Agreement. We are exposed to interest rate changes, primarily as a result of borrowings under our revolving credit facility as discussed in Note 9 — Senior Credit Facility in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of October 30, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of October 30, 2021, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Shares of common stock repurchased by the Company during the 13-week period ended October 30, 2021 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (in 000s)
August 1, 2021 to August 28, 2021	336,420	$19.26	336,420	$20,002
August 29, 2021 to October 2, 2021	145,000	19.60	145,000	17,161
October 3, 2021 to October 30, 2021	324,324	22.01	324,324	10,023
	805,744	$20.42	805,744	$10,023

On December 3, 2020, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock, which was completed during the 13-week period ended October 30, 2021. On September 2, 2021, the Company announced that its Board of Directors authorized a new share repurchase plan providing for the purchase in the aggregate of $20 million of the Company’s outstanding common stock.

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

KIRKLAND’S, INC.
Date: December 2, 2021	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer
Date: December 2, 2021	/s/ Nicole A. Strain
Nicole A. Strain Executive Vice President and Chief Financial Officer