Form 10-K
period 2022-01-29
KIRKLAND'S, INC
filed 2022-03-25
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $255.6 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of March 14, 2022, there were 12,331,347 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 22, 2022, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in “Item 1A. Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

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

The terms “Kirkland’s,” “we,” “us,” and “our” as used in this Form 10-K refer to Kirkland’s, Inc.

PART I

Item 1. Business

General

We are a specialty retailer of home furnishings in the United States. As of January 29, 2022, we operated a total of 361 stores in 35 states as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We were founded in 1966, and our current parent corporation, Kirkland’s, Inc., was incorporated in 1981. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

Business Strategy

Our mission is to transform Kirkland’s into a high-performing specialty home-furnishing retailer offering value, quality and design with a differentiated omni-channel experience for our customers. We are in the process of transforming our brand from an accessories retailer to a complete home furnishings retailer. We are upgrading quality and style and increasing our mix of larger ticket categories, including furniture. We are also offering a larger selection of modern styled merchandise in addition to our traditionally styled merchandise. We are focused on trying to acquire high-value home furnishings customers. We believe the following four components of our business strategy are key to repositioning our brand and our future growth and success.

Merchandise. Great product at an amazing value is the heart of our brand. We are focused on becoming a true home furnishings retailer offering product categories for the whole home. Our style is casual, and it can easily be blended into a modern or traditionally styled home. We offer a cohesive, seasonally relevant color palette and a curated assortment that makes styling a home effortless. We continue to accelerate our growth in key product categories including furniture, textiles and tabletop, while still offering variety in home accessories, home fragrance and seasonal product. We have an extended assortment online that rounds out our store assortment, and also offers our customers additional products such as cookware and small appliances. We are passionate about continuing to elevate style and quality, while keeping a strong value proposition for our customer.

Customer. Our strategy is to grow our customer base and extend the reach of our brand. We will generate awareness of our brand and create relevance through new positioning and optimized media investment. Once acquired, we continue to improve customer retention and drive results with improved visibility to consumer data and through customer centric programs like our loyalty program. Our lean infrastructure allows us to be nimble in our response to changes in customer preferences and buying behaviors.

Omni-channel experience. Our strategy includes improving our website platform to provide an engaging shopping experience for our customers, which includes an improved checkout process with more payment options, enhanced search functionality and artificial intelligence (“AI”) tools, which allow in-room viewing of our expanded assortment of merchandise. Our stores remain a critical piece of the fulfillment of e-commerce orders, as they allow the customer to reserve products online and pick up in store at their convenience. Our store fulfillment option improves order profitability and gives the opportunity for store add on sales. Our in-store strategy includes training and technology that focus on design assistance and a selling mindset, along with increased focus on extended aisle options available online as stores assist customers with their orders.

Infrastructure Improvements. Our store rationalization strategy includes refreshing mid- and high-performing stores, exiting low-performing stores and potentially relocating some under-performing stores to better locations. In the next three-to-five years, we expect to close or relocate low performing stores, whose profitability has deteriorated, and refresh the remaining store base. We expect to refresh a portion of our stores each year with lighter walls, wood flooring and LED lighting, enabling a cleaner backdrop for our upgraded merchandise. We also plan to focus on our supply chain with improved service-level agreements for e-commerce fulfillment and testing new white glove delivery options for in-home delivery of furniture.

Merchandising

Our merchandising strategy is to offer an elevated style at an amazing value. We are passionate about our color and design direction each season, while working with our partners around the globe to develop and source quality home furnishings and décor for the whole home. We maintain a strong pricing strategy with affordable prices representing a great value to our customers along with “better” and “best” options across all product categories. Our merchant team thoughtfully curates the assortment each season to ensure we maintain a healthy SKU count and a cohesive style point of view.

Daily review of sales and product margin information helps us to maximize the productivity of successful products and categories and minimize the accumulation of slow-moving inventory. We regularly monitor the sell-through of our merchandise; therefore, the number and make-up of our active items is continuously changing based on changes in selling trends. The composition of our merchandise assortment is relatively consistent across our store base with an extended assortment online. Strategic partnerships with brands such as KitchenAid®, Cuisinart® and Viking® add name brand recognition to our expanded online assortment.

We continually strive to increase the perceived value of Kirkland’s products to our customers through our thoughtfully curated assortments and inspirational visual presentations. Our shoppers regularly experience the satisfaction of paying noticeably less for equally well-designed products compared to those sold by other specialty retailers. We use temporary promotions throughout the year featuring specific categories of merchandise along with select coupon discounts. We believe our great style and value-oriented pricing strategy, coupled with an adherence to high quality standards, is an important element in establishing our distinct brand identity and solidifying our connection with our customers.

Our merchandise categories include holiday décor, furniture, textiles, ornamental wall décor, decorative accessories, art, mirrors, home fragrance, lighting, housewares, floral and gift. The following table presents the percentage of net sales contributed by our merchandise categories based on our current category structure over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2021	Fiscal 2020	Fiscal 2019
Holiday	19%	22%	19%
Furniture	16	15	13
Textiles	11	11	9
Ornamental Wall Décor	10	10	12
Decorative Accessories	9	9	10
Art	8	7	8
Mirrors	6	6	6
Home Fragrance	6	6	6
Lighting	5	5	5
Housewares	5	4	4
Floral	4	4	5
Gift	1	1	3
Total	100%	100%	100%

Our visual merchandising strategy is evolving to meet the vision of our elevated assortment. We strive to inspire our customers with a mix of inspirational lifestyle settings and impactful key item placement. Our visual merchandising team creates thoughtful, cohesive guides for our stores, utilizing fresh, creative window displays and maximizing the productivity of our fixtures. We plan to elevate our creative visual merchandising direction over the next one-to-two years as we continue to elevate our style point-of-view.

Buying and Inventory Management

Our buying team selects all of our products, negotiates with vendors and works with our merchandise planning and allocation team to optimize merchandise quantity and mix by category in our stores and on our website. We purchase merchandise from approximately 200 vendors, with no vendor representing more than 10% of our purchases during fiscal 2021. Approximately 90 core vendors accounted for 90% of our merchandise purchases during fiscal 2021.

Our global sourcing team manages our sourcing strategies. Our global sourcing initiative began in fiscal 2019, and it has successfully diversified our purchases from primarily Chinese vendors to suppliers in multiple countries. In fiscal 2021 and 2020, direct sourcing accounted for approximately 40% and 20% of our merchandise receipts, respectively. We partner with three sourcing agents that assist with sourcing activities in China, India, Southeast Asia and Europe. Our merchandise comes from numerous foreign and domestic manufacturers and importers. For fiscal 2021, the manufacturing countries of origin for our merchandise receipts were approximately 76% China, 11% India, 7% United States, 4% Vietnam and 2% other countries. Our strategy is to continue to diversify sourcing opportunities and minimize risks to gain competitive advantages through a streamlined process. We plan to increase the percentage of merchandise that we directly source from manufacturers, targeting 70% of total merchandise purchases by fiscal 2025.

Our merchandise planning and allocation team manages inventory levels and the allocation between stores and e-commerce fulfillment locations to maximize sales, sell-through and margin. Our stores are classified internally for assortment purposes based on multiple criteria including sales volume, size, location and historical performance. Although our stores carry similar merchandise, the variety and depth of products in a given store may vary depending on the store’s classification. Where applicable, inventory purchases and allocations are also tailored based on regional or demographic differences between stores in selected categories. On our website, we carry a larger selection of merchandise than in our store locations, including online-exclusive items.

Store Operations

Our stores are designed and managed to make shopping an inspiring experience and to maximize sales and operating efficiencies. Stores are strategically arranged to provide for optimal product placement and visual display that can be changed for seasonal product and promotions. We expect to refresh a portion of our stores each year with lighter walls, wood flooring and LED lighting, enabling a cleaner backdrop for our upgraded merchandise. Store training is focused on increasing customer design assistance and a selling mindset, as we aim to furnish an entire room for our customer.

Store operations is managed by corporate personnel, three regional directors and 17 district managers, who generally have responsibility for an average of 21 stores within a geographic district, and store managers. Store managers and assistant managers are responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, human resource functions and store security. A typical store operates seven days a week with an average of 8 to 15 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with the increased traffic and sales volume in the fourth quarter of the calendar year.

Real Estate

Our store rationalization strategy includes refreshing mid- and high-performing stores, exiting low-performing stores and potentially relocating some under-performing stores to better locations. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures and limited store openings as we execute our store rationalization strategy over the next several years. We believe our ideal store count should be approximately 350 stores.

As of January 29, 2022, we operated 361 stores, including 310 “power” strip or “lifestyle” centers, 25 freestanding locations, 12 mall locations and 14 outlet centers.

The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2021	Fiscal 2020	Fiscal 2019	Fiscal 2018	Fiscal 2017
Stores open at beginning of period	373	432	428	418	404
New store openings	4	—	5	25	31
Permanent store closings	(16)	(59)	(1)	(15)	(17)
Stores open at end of period	361	373	432	428	418

Distribution and Logistics

We have a comprehensive approach to the management of our merchandise supply chain. We continuously evaluate the impact of our omni-channel strategies on our business, and frequently implement enhancements to our supply chain infrastructure and warehouse management system to support store and e-commerce fulfillment.

Our main retail distribution center in Jackson, Tennessee services approximately 77% of our stores and a third-party operated retail fulfillment facility in Lancaster, Texas services the other 23% of our stores. Our main Jackson, Tennessee retail distribution center also supports our e-commerce fulfillment and our two smaller e-commerce order fulfillment centers in North Las Vegas, Nevada and Winchester, Virginia help reduce the time to deliver customer orders, fixed costs and shipping expenses. We also have a third-party operated west coast distribution operation, which provides for the improved flow of merchandise through our supply chain network. By virtue of this operation, we gain control of merchandise when it enters the west coast port, which allows us to allocate and distribute inventory directly to any of our retail or e-commerce fulfillment distribution centers.

Our upgraded internal warehouse management system provides increased functionality that supports e-commerce fulfillment at our e-commerce fulfillment locations. In early fiscal 2022, we upgraded our internal warehouse management system related to store fulfillment at our Jackson, Tennessee location.

We currently utilize third-party carriers to transport merchandise from our Jackson, Tennessee and Lancaster, Texas distribution centers to our stores. Almost all of our stores utilize direct, full truckload deliveries, which results in lower distribution costs and allows our field personnel to better schedule store associates for the receiving process.

Information Technology

We have invested considerable resources in our information technology to manage the purchase, pricing and distribution of our merchandise, improve our operating efficiencies and support e-commerce operations. Our key management information systems include a merchandise management system, point-of-sale system, an e-commerce platform, an e-commerce order management system, a warehouse management system, a financial system and a labor management tool. Our merchandise management system provides us with tools to manage aspects of our merchandise assortment and integrates merchandising and inventory management applications, including inventory tracking, purchase order management, inventory allocation and replenishment, sales audit and invoice matching, which interfaces with our warehouse management and financial system.

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness. Such efforts include ongoing hardware and software evaluations, and refreshes and upgrades to support optimal software configurations and application performance. We continue to strengthen the security of our information technology and invest in technology to support stores, e-commerce, distribution centers, omni-channel expansion and business intelligence tools. These efforts are directed toward improving business processes, maintaining secure, efficient and stable systems, implementing new features and enabling the continued growth and success of our business.

Information Security

Given the importance of information security, in 2021 we engaged an IT security partner to conduct a thorough Cyber Security Risk Assessment for us. The assessment was completed using the National Institute of Standards and Technology (“NIST”) framework, and the results were shared with and discussed with the Audit Committee of our

Board of Directors. In addition to reviewing this report, our Audit Committee regularly receives reports and updates from our Chief Financial Officer and our Chief Technology Officer regarding our program for managing our information security risks, including data privacy and protection risks faced by the Company. Our information security risk mitigation efforts include mandatory online information security and protection training for Kirkland’s employees, the introduction of information security concepts as part of our new employee onboarding process and enhanced training for associates who handle payment card data. We also maintain a cyber insurance policy that provides coverage for IT security breaches.

Marketing

Our brand positioning aligns to the evolution of our product assortment and clearly communicates our value proposition of, “Curated Design, Amazing Value.” Our marketing communicates that Kirkland’s Home is a shopping destination that offers on trend, quality home merchandise at a value to our customers. We believe that just because you are practical with your time and money doesn’t mean that your passion for home doesn’t run deep. Our marketing showcases our products in a casual, surprising and approachable way that is both inspirational and attainable.

Our marketing strategy includes a balanced approach to customer retention and acquisition. Our overall marketing efforts encompass various techniques including digital marketing, paid search and social media initiatives. We manage a database of customers and communicate with them via targeted emails featuring new products, marketing events and special offers.

We are focused on improving the customer experience through our loyalty program, K-club, and our private label credit card financing. Our customer loyalty program rewards customers for shopping with us, as well as interacting with Kirkland's across channels. This interaction allows us to foster stronger and lasting relationships with our customers. The key benefits of this program include:

•	Points on every purchase to redeem for valuable rewards;
•	Birthday surprises;
•	Special offers, bonus days, annual bonuses and exclusive access;
•	Monthly $500 sweepstakes entry; and
•	VIP shopping hours.

Our private label Kirkland’s credit card through Wells Fargo offers financing options including "6-months no interest" and "12-months no interest" financing for purchases over $250 and $500, respectively.

Omni-Channel

Our strategy includes improving our website platform to provide an engaging shopping experience for our customers, which includes an improved checkout process with more payment options, enhanced search functionality and AI tools, which allow in-room viewing of our expanded assortment of merchandise.

As part of our omni-channel growth strategy, we are focused on improving comparable sales performance, driven by e-commerce growth. We expect e-commerce to grow as a percentage of our total business, but also are focused on improving the contribution of our remaining store base, which is an integral part of our omni-channel strategy and supports improved profitability of our e-commerce business as a fulfillment channel.

We have multiple online fulfillment options, including delivery to the customer’s home directly from our warehouses, stores or vendors, ship-to-store and buy online and pickup in-store programs (“BOPIS”). Our BOPIS program includes optional curbside pickup, which provides convenient access for customers to pick up merchandise from our store locations without leaving their vehicle. We also plan to support our expanding furniture offerings with a white glove delivery program to deliver merchandise inside the customer’s home, which will be key to the customer experience and opens markets outside of our store base for oversized product.

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

Competition

The retail market for home furnishings is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. Some of our main competitors include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Crate & Barrel, Williams-Sonoma, Inc., Hobby Lobby, Pier 1 Imports, At Home, Target, Ebay, Amazon and Wayfair. We believe that the principal competitive factors influencing our business are merchandise selection, price, customer service, visual appeal of our stores and our convenient store locations. We believe we compete effectively with other retailers due to our experience in identifying a curated collection of quality and stylish merchandise, pricing it to be attractive to our target customer, presenting it in a visually appealing manner and providing an engaging shopping experience.

In addition to competing for customers, we compete with other retailers for suitable store locations and qualified management personnel and sales associates. Many of our competitors are larger and have substantially greater financial, marketing and other resources than we do. See “Item 1A. Risk Factors” of this Form 10-K, under the sub-caption “Risks Related to Competition” for further discussion of our competitive environment.

Human Capital

Overview. We employed approximately 1,000 full-time and 3,500 part-time employees as of January 29, 2022. The number of our employees fluctuates with seasonal needs. We generally experience our highest level of employment during the fourth fiscal quarter. Of our 4,500 employees, approximately 4,050 work at stores, 230 work at our distribution centers and 220 work in corporate support functions. As of January 29, 2022, none of our employees are unionized or covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

Philosophy and culture. Our goal is to employ a highly engaged, high-performing workforce that is happy and empowered. Our people philosophy is based on creating a workplace culture where all employees feel respected, valued and inspired. We actively engage employees in regular opportunities to feel connected to our goals and the communities in which we operate. We celebrate and prioritize diversity and inclusion and position employees for success with the tools and resources they need to thrive.

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

Compensation and benefits. We are committed to providing competitive pay and benefits to our employees. Corporate management, distribution center leadership, regional directors, district managers and store managers are compensated with base pay plus periodic bonuses based on performance. Store and distribution center non-management employees are compensated on an hourly basis in addition to periodic contests and rewards. Many of our employees participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon department or Company performance. We also provide our eligible employees the opportunity to participate in a 401(k) retirement savings plan, which includes a 100% Company match of the employee’s elective bi-weekly contributions up to 4% of eligible compensation. We share in the cost of health insurance provided to eligible employees, and we offer our employees a discount on merchandise purchased from our stores.

Safety. Employee health and safety is continuously promoted through training and resources across our operations. We develop and administer Company-wide policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards. In response to the COVID-19 pandemic, we have implemented numerous safety measures including adding work from home flexibility for corporate employees, adjusting attendance policies to encourage those who are sick to stay home, increasing cleaning protocols, establishing social distancing procedures, providing additional personal protective equipment and cleaning supplies, modifying work spaces with plexiglass dividers, limiting travel and requiring masks to be worn in accordance with CDC guidelines and local ordinances. We have also implemented regular communications to employees regarding the impacts of COVID-19, new health and safety procedures and protocols to address actual or suspected COVID-19 cases and potential exposures.

Diversity. Our leadership team is comprised of our Chief Executive Officer, Chief Operating Officer/Chief Financial Officer, Chief Technology Officer and seven vice presidents who, collectively, have management responsibility for our business areas including omni-channel operations, finance, supply chain, legal, merchandising, human resources, marketing and information technology. Our leadership team places significant focus and attention on matters concerning our human capital assets including their capability development, succession planning and diversity. Accordingly, we regularly review talent development and succession plans for each of our functions, to identify and develop a pipeline of talent to maintain business operations. We are also focused on engaging our existing workforce through policies and programs promoting workplace diversity and inclusion. Currently, half of the members of our leadership team are women. We are committed to our continued efforts to promote diversity and foster an inclusive work environment that supports the communities we serve. As part of this commitment in 2021, we created an employee Diversity Council with cross-organizational representatives who advocate for and monitor our commitment to diversity and inclusion. We recruit the best people for the job regardless of race, gender, ethnicity or other protected traits, and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

Environmental, Social and Governance (“ESG”)

We have made ESG and diversity and inclusion a priority throughout our organization and the communities we serve. As our business evolves over time, sustainability will continue to increase in significance as we revise and develop our stores and e-commerce operations. However, as we note in “Item 2. Properties” of this 10-K, we currently lease all of our properties, so there are limited actions we can take with respect to environmental sustainability issues. Nevertheless, we seek to ensure that all future changes to our stores, including any possible real property acquisitions, are done in a socially and environmentally responsible manner. Our leadership team has worked with our ESG Steering Committee and our Board to develop short-term and long-term ESG strategies. One of our sustainability pledges is to strengthen the local communities in which we operate, and our various corporate giving initiatives have helped elevate our impact on these local communities.

In September 2021, we added an ESG section to our Investor Relations website at www.kirklands.com under “Investor and Media Relations – ESG.” The documents and materials published there highlight our ongoing ESG initiatives. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this Report on Form 10-K or any document unless expressly incorporated by reference therein.

Governmental Regulations

We must comply with various federal, state and local regulations, including regulations relating to consumer products and consumer protection, advertising and marketing, labor and employment, data protection and privacy, intellectual property, the environment and taxes. In addition, we must comply with United States customs laws and similar laws of other countries associated with the import of our merchandise. Ensuring our compliance with these various laws and regulations, and keeping abreast of changes to the legal and regulatory landscape present in our industry, requires us to expend considerable resources. For additional information, see Item 1A. Risk Factors under the sub-caption “Risks Related to New Legislation, Regulation, and Litigation.”

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

COVID-19 Pandemic

The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility, which materially affected our business operations in fiscal 2020 and fiscal 2021. We continue to closely monitor the impact of the COVID-19 pandemic, including the impact of emerging variant strains of the COVID-19 virus, on all facets of our business, which includes the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks. While the duration and extent of the COVID-19 pandemic and its continued impact on the global economy remains uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.

The health and safety of our employees and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including, providing personal protective equipment to our employees, requiring mask protocols in our facilities, offering contactless shopping experiences, administering cleaning and sanitation procedures and promoting social distancing. All of our stores and distribution centers are currently open with enhanced safety measures. For additional information on risks related to COVID-19, see “Item 1A. Risk Factors” under the sub-caption “Risks Related to COVID-19.”

Availability of SEC Reports

We file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the Securities Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers, including Kirkland’s, that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those documents filed by us with the SEC are available, without charge, on our internet website, www.kirklands.com, as soon as reasonably practicable after they are filed electronically with the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Information about our Executive Officers

The name, age and position of each of our executive officers as of March 25, 2022, are as follows:

Steven C. Woodward, 65, has been a Director of Kirkland’s and President and Chief Executive Officer since January 2020. Prior to his appointment to President, Mr. Woodward served as a Director of Kirkland’s and Chief Executive Officer since October 2018. Prior to joining Kirkland’s, Mr. Woodward served as the President and Chief Merchandising Officer of the global home furnishings retailer Crate and Barrel since 2015. Prior to Crate and Barrel,

Mr. Woodward joined Fossil, Inc., in 2007, where he was a Senior Vice President and was head of the Michael Kors watch and jewelry business. Before joining Fossil, Mr. Woodward held several key executive roles in the home furnishings industry, including Executive Vice President and General Merchandise Manager of The Bombay Company, Chief Executive Officer of Illuminations and Vice President of Pier 1 Imports.

Nicole A. Strain, 48, has been Chief Operating Officer and Chief Financial Officer of Kirkland’s since February 2022. Prior to her appointment to Chief Operating Officer, Mrs. Strain served in Kirkland’s as Executive Vice President and Chief Financial Officer from June 2019 to January 2022, Interim Chief Financial Officer from May 2017 to May 2019 and Controller from November 2016 to April 2017. Prior to joining Kirkland’s, Mrs. Strain served as the Vice President of Finance and Principal Accounting Officer for Logan’s Roadhouse, Inc., a Nashville-based restaurant company, from 2005 through July of 2015. While at Logan’s Roadhouse, Inc., Mrs. Strain also served as the interim Chief Financial Officer and Principal Financial Officer.

Michael A. Holland, 57, has been Senior Vice President and Chief Technology Officer for Kirkland’s since January 2021. Prior to joining Kirkland’s, Mr. Holland served as the Senior Vice President and Chief Information Officer at FULLBEAUTY Brands from October 2017 to February 2019 and as Senior Vice President and Chief Information Officer at rue21 from April 2004 to September 2017.

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

Risks Related to Strategy and Strategy Execution

If we fail to identify, develop and successfully implement our short-term and long-term strategic initiatives, our financial performance could be negatively impacted.

Our ability to execute our brand transformation strategy and to deliver improved financial performance is dependent on successfully identifying, developing and implementing plans and initiatives intended to drive sustainable, increased financial performance, including, but not limited to, our efforts to increase the style and quality of our merchandise, introduce new product categories, acquire new customers, increase our brand recognition, elevate our customer experience and invest in technology improvements. If such plans and initiatives are not properly identified, developed and successfully executed, or if execution or realization of positive results takes longer than expected, our financial condition and results of operations could be adversely affected. The success of our plans and initiatives is subject to risks and uncertainties with respect to execution, market conditions and other factors that may cause actual results, performance or achievements to differ materially, and adversely, from our plans and expected results.

If we are unable to successfully maintain, improve and grow a best-in-class omni-channel experience for our customers, it could adversely affect our sales, results of operations and reputation.

As consumers continue to migrate online, we face pressures to stay relevant in retail’s ever-changing environment and to compete with other omni-channel retailers, online-only retailers and retailers with only stores. We continue to significantly invest in our omni-channel capabilities to provide a seamless and engaging shopping experience between our store locations and our online and mobile environments. Insufficient, untimely or misguided investments in this area could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones. In addition, declining customer store traffic and migration of sales from stores to digital platforms could enhance these risks due to increased reliance on our omni-channel capabilities and could lead to additional store closures, restructuring and other costs that could adversely impact our results of operations and cash flows.

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

Successful operation of our e-commerce initiatives are dependent on our ability to maintain uninterrupted availability of the Company’s website and supporting applications, adequate and accurate inventory levels, timely fulfillment of customer orders, accurate shipping of undamaged products, and coordination of those activities within our stores when appropriate. Maintenance of our website requires substantial development and maintenance efforts, and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website. The sale of products through e-commerce is characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies, enhance our existing website, develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Our ability to remain technologically competitive may require substantial expenditures and lead time, and our failure to do so may harm our business and results of operations.

If we are unable to attract and retain technical employees or contract with third parties having the specialized skills needed to support our omni-channel efforts, we might not be able to implement improvements to our customer-facing technology in a timely manner or provide a convenient and consistent experience for our customers, which could negatively affect our operations. In addition, if www.kirklands.com and our other customer-facing technology systems do not appeal to our customers or reliably function as designed, we may experience a loss of customer confidence, loss of sales or be exposed to fraudulent purchases, which, if significant, could adversely affect our reputation and results of operations. Moreover, to make available our omni-channel platform, we rely on various technology systems and services, some of which are provided and managed by third-party service providers. To the extent such third-party components do not perform or function as anticipated, such failure can significantly interfere in our ability to meet our customers’ changing expectations.

If we are unable to profitably operate our existing stores, migrate customers to online sales and effectively execute our store rationalization strategy, we may not be able to execute our business strategy, resulting in a decrease in net sales and profitability.

A key element of our strategy is to operate profitable stores, both in existing markets and in new geographic markets that we select based on customer data and demographics. Our ability to relocate under-performing stores depends on a number of factors, including the prevailing conditions in the commercial real estate market, our ability to locate favorable store sites and negotiate acceptable lease terms, and hire and train skilled managers and personnel. There can be no assurance that we will be able to relocate and/or open stores. Furthermore, there is no assurance that existing stores will generate the net sales levels necessary to achieve store-level profitability. Also, any stores that we open in our existing markets may draw customers away from our existing stores, resulting in lower net sales growth compared to stores opened in new markets.

Our stores face great competition and could have lower than anticipated net sales volumes. Traffic decline to our stores could negatively impact operating results. Stores located in areas where we are less well-known, and where we are less familiar with the target customer, may face different or additional risks and increased marketing and other costs compared to stores operated in well-established existing markets. These factors may reduce our average store contribution and operating margins. If we are unable to profitability operate our existing stores and relocate under-performing stores, our net income could suffer.

Every year we decide to close certain stores based on a number of factors, including, but not limited to, excessive rent or other operating cost increases, inadequate profitability, short term leases, or the landlord’s ability to replace us with another tenant at more favorable terms to the landlord. Store closings have the effect of reducing net sales. We may choose to close under-performing stores before lease expiration and incur termination costs associated with those closings. If we are not able to increase online sales at a pace that exceeds the closing of existing under-performing stores, or transfer customers from closing stores to a nearby existing store, our revenue could decrease.

If our fiscal 2022 store rationalization strategy, including negotiating lease occupancy costs with landlords, does not go as planned and/or we are unable to transfer these existing store customers to other nearby stores or to online sales, our revenue could decrease and results of operations could suffer.

We may not be able to successfully anticipate consumer trends, and our failure to do so may lead to loss of consumer acceptance of our products, resulting in reduced net sales, higher inventory and higher inventory markdowns.

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

Our success depends upon our marketing, advertising and promotional efforts, and customer loyalty programs. If we are unable to implement them successfully, or if our competitors market, advertise or promote more effectively than we do, our revenue may be adversely affected.

We use marketing, promotional and loyalty programs to attract customers to our stores and to encourage purchases by our customers online. We use various media for our promotional efforts, including customer-targeted direct mail and email communications, as well as various digital and social media initiatives. If we fail to choose the appropriate medium for our efforts, or fail to implement and execute loyalty programs or marketing opportunities, our competitors may be able to attract some of our customers.

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

Our loyalty program offers new customer incentives, which include earning points that are converted to reward dollars that can be redeemed on future purchases, in addition to other bonus offers. If our customers do not respond positively to this program or if the program costs more than anticipated in reward redemptions, our financial results could be adversely impacted.

Risks Related to Liquidity

If we do not generate sufficient cash flow from operations, we may not be able to implement our strategic initiatives and fund our obligations.

The ability to execute our strategic initiatives will depend on, among other factors, the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. The cost of expanding our omni-channel capabilities including improving our online sales capabilities, closing or relocating under-performing stores, remodeling existing stores and opening new stores will increase in the future compared to historical costs. There can be no assurance that our business will generate adequate cash flow or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our revolving credit facility contains provisions that restrict the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to increase sales generated online and optimize our store footprint, which may adversely affect our business strategy. There can be no assurances that we will have sufficient cash flow from operations or adequate capital to achieve our plans for omni-channel growth including growing online sales and optimizing our store footprint.

Insufficient cash flows from operations could result in the substantial utilization of our secured revolving credit facility or similar financing, which may limit our ability to conduct certain activities.

We are dependent upon generating sufficient cash flows from operations to fund our obligations and strategic investments. We maintain a secured revolving credit facility to enable us to acquire merchandise, to fund working capital requirements and to support standby letters of credit. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain of our eligible assets and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions, including restrictions on the ability to repurchase our common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. Our revolving credit facility contains a number of affirmative and restrictive covenants that may also limit our actions. Continued negative cash flows from operations could result in increased borrowings under our revolving credit facility to fund operational needs, increased utilization of letters of credit and greater dependence on the availability of the revolving credit facility. These actions could result in us being subject to increased restrictions, incurring increased interest expense and increasing our leverage. See Note 4 – Senior Credit Facility for additional discussion.

The uncertainty regarding the potential phase-out of the London Interbank Offered Rate (“LIBOR”) could adversely impact our results of operations and cash flows.

Our secured revolving credit facility bears interest based on LIBOR, the publication of which will be discontinued in mid-2023. The Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended alternative for use in financial and other derivatives contracts that are currently indexed to LIBOR. The transition away from LIBOR as a benchmark reference for short-term interest may result in the usage of a higher reference rate for our variable debt.

Risks Related to Competition

We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.

The retail market is a highly competitive market. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, and catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. The substantial sales growth in the e-commerce industry within the last decade has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing in order to gain market share. Our competitors, many of which are larger and have substantially greater financial and other resources than us, include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Crate & Barrel, Williams-Sonoma, Inc., Hobby Lobby, Pier 1 Imports, At Home, Target, Ebay, Amazon and Wayfair. Our stores and our www.kirklands.com website also compete with the ever-increasing number of internet retail websites offering home décor merchandise. The availability of home décor merchandise from various competitors on the internet could result in increased price competition as our customers are more readily able to comparison shop, which could reduce our sales, prices and margins and adversely affect our results of operations. Further, unanticipated changes in pricing or other practices of our competitors, including promotional activity, such as thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect our performance.

Several of our competitors have greater financial, distribution, logistics, marketing and other resources available to them, and they may also be able to adapt to changes in customer requirements more quickly, devote greater resources to the design, sourcing, distribution, marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do.

If we are unable to overcome these potential competitive disadvantages, such factors could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Reputation

Our results could be negatively impacted if our merchandise offering suffers a substantial impediment to its reputation due to real or perceived quality issues.

Maintaining, promoting and growing our merchandise offering will depend largely on the success of our design, merchandising, and marketing efforts and our ability to provide a consistent, high-quality customer experience. If we fail to achieve these objectives, our public image and reputation could be tarnished by negative publicity.

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

Risks Related to New Legislation, Regulation and Litigation

Existing and new legal requirements could adversely affect our operating results.

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

Greenhouse gases (“GHG”) may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Global climate change could result in certain types of natural disasters occurring more frequently or with more intense effects. Such events could make it difficult or impossible for us to deliver products to our customers by creating delays and inefficiencies in our supply chain. Following an interruption to our business, we could require substantial recovery time, experience significant expenditures to resume operations, and lose significant sales. Further, concern over climate change, including global warming, has led to, and we expect will continue to lead to, legislative and regulatory initiatives directed at limiting GHG emissions around the world. If domestic or international laws or regulations were expanded to require GHG emission reporting or reduction by us or our third-party manufacturers, or if we engage third-party contract manufacturers in countries that have existing GHG emission reporting or reduction laws or regulations, we would need to expend financial and other resources to comply with such regulations and/or to monitor our third-party manufacturers’ compliance with such regulations. In addition, we cannot control the actions of our third-party manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using climate change proactive or sustainable practices. Violations of climate change laws or regulations by third parties with whom we do business could result in negative public perception of us and/or delays in shipments and receipt of goods and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline.

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

The costs and other effects of new legal requirements or changes in existing legal requirements cannot be determined with certainty. Additional laws may directly or indirectly affect our production, distribution, packaging, cost of raw materials or fuel, any of which could impact our business and financial results. In addition, our efforts to comply with existing or new legislation or regulations may increase our costs.

Our business could suffer if a manufacturer fails to use acceptable labor and environmental practices.

We do not control our vendors or the manufacturers that produce the products we buy from them, nor do we control the labor and environmental practices of our vendors and these manufacturers. The violation of labor, safety, environmental and/or other laws and standards by any of our vendors or these manufacturers, or the divergence of the labor and environmental practices followed by any of our vendors or these manufacturers from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt, the shipment of finished products to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our reputation, financial condition and results of operations. In that regard, most of the products we sell are manufactured overseas, primarily in China, which may increase the risk that the labor and environmental practices followed by the manufacturers of these products may differ from those considered acceptable in the United States.

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

In fiscal 2021, approximately 64% of our merchandise was purchased through vendors in the United States who either import merchandise from foreign countries or contract with domestic manufacturers, while approximately 36% of our merchandise was directly sourced by us from factories in foreign countries. We are subject to the risks involved with relying on products manufactured abroad, particularly to the extent that their effects are passed through to us by our vendors or that those risks directly apply to us. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, first cost price increases, freight cost increases, exchange rate fluctuations, terrorism, public health crises, war, economic uncertainties (including inflation, foreign government regulations and political unrest), trade restrictions (including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices) and other factors relating to foreign trade, including costs and uncertainties associated with efforts to identify and disclose sources of “conflict minerals” used in products that we cause to be manufactured and potential sell-through difficulties and reputational damage that may be associated with our inability to determine that such products are classified as “DRC conflict-free.” If any of these or other factors were to cause a disruption of trade, from the countries in which the suppliers of our vendors or our direct suppliers are located, our inventory levels may be reduced or the cost of our products may increase. For example, the ongoing COVID-19 pandemic has led to work and travel restrictions in and out of foreign countries as well as temporary closures of production facilities and production and logistics constraints due to workforce availability of certain factories. These travel restrictions, factory closures, production and logistics constraints and shipping price increases have resulted in delayed shipments and increased shipping costs for our merchandise and will continue to impact us in fiscal 2022.

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

Approximately 76% of our fiscal 2021 merchandise purchases are products manufactured in China. We have developed strategies to try to mitigate the impact of current and potential future tariffs, including collaborative efforts with our vendor partners and raising retail prices. There can be no assurance that the imposed tariffs will not be increased, expanded or extended, or that the issues that led the Office of the U.S. Trade Representative to impose the tariffs will be resolved. The impact of these tariffs on current and future fiscal years could have a material adverse effect on our cost of goods sold and results of operations.

We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. We purchase our products from approximately 200 vendors with which we have no long-term purchase commitments or exclusivity contracts. We have a core group of 90 vendors that provide approximately 90% of our merchandise. No vendor provides over 10% of our merchandise purchases. Any disruption in the relationship with our core vendors could negatively impact our ability to achieve anticipated operating results.

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

We may not be able to acquire desired merchandise in sufficient quantities on terms acceptable to us in the future. Also, our business would be adversely affected if there were delays in product shipments to us due to shipping difficulties, strikes or other difficulties at our principal transport providers or otherwise. We have from time to time experienced delays of this nature, as we have experienced during the COVID-19 pandemic. We are also dependent on vendors for assuring the quality of merchandise supplied to us. Our inability to acquire suitable merchandise in the future or the loss of one or more of our vendors and our failure to replace any one or more of them may harm our relationship with our customers resulting in a loss of net sales.

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

In addition, we cannot assure that events beyond our control, such as disruptions due to fire or other catastrophic events, adverse weather conditions, labor disagreements or shipping problems, will not result in delays in the delivery of merchandise to our stores or directly to our customers. We also cannot guarantee that our insurance will be sufficient, or that insurance proceeds will be timely paid to us, in the event that any of our distribution facilities are shut down for any reason.

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

Risks Related to Technology and Data Security

Failure to protect the integrity and security of individually identifiable data of our customers and employees could expose us to litigation and damage our reputation; the expansion of our e-commerce business has inherent cybersecurity risks that may result in business disruptions.

We receive and maintain certain personal information about our customers and employees in the ordinary course of business. Our use of this information is regulated at the international, federal and state levels, as well as by certain third parties with whom we contract for such services. If our security and information systems are compromised or our business associates fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as operations, results of operations, and financial condition and could result in litigation or the imposition of penalties. As privacy and information security laws and regulations change, we may incur additional costs to ensure we remain in compliance. Our business requires collection of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems and those of our service providers. The integrity and protection of customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we or the store employees could make faulty decisions. Customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The regulatory environment surrounding information, security and privacy is also increasingly demanding. Our existing systems may be unable to satisfy changing regulatory requirements and employee and customer expectations, or may require significant additional investments or time to do so. Despite implementation of various measures designed to protect our information systems and records, including those we maintain with our service providers, we may be subject to security breaches, system failures, viruses, operator error or inadvertent releases of data. A significant theft, loss, or fraudulent use of customer, employee, or company data maintained by us or by a service provider or failure to comply with the various United States and international laws and regulations applicable to the protection of such data or with Payment Card Industry data security standards could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.

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

Our information technology is vulnerable to obsolescence, interruption and damage that could harm our business.

We rely upon our existing information systems for operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial functions. These systems and our operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters;
•

power loss, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events; and

•	computer viruses and malicious attacks and security breaches.

Any disruption in the operation of our information technology, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems could interrupt our operations or interfere with our ability to monitor inventory or process customer transactions, which could result in reduced net sales and affect our operations and financial performance. We also need to ensure that our systems are consistently adequate to handle our anticipated growth and are upgraded, as necessary, to meet our needs. The cost of any such technology upgrades or enhancements could be significant. If our systems are damaged or fail to function properly, we may incur substantial costs to repair or replace them, and may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions, which could adversely affect our results of operations.

We also rely heavily on our information technology employees. Failure to meet these staffing needs may negatively affect our ability to fulfill our technology initiatives, while impacting our ability to maintain our existing systems. We rely on certain vendors to maintain and periodically upgrade many of these systems. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these systems and software programs could disrupt or reduce the efficiency of our operations if we are unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, or with maintenance or adequate support of existing systems, could also disrupt or reduce the efficiency of our operations.

Risks Related to Governance

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

Risks Related to Human Capital

We depend on key personnel, and, if we lose the services of any member of our senior management team, we may not be able to run our business effectively.

We have benefited substantially from the leadership and performance of our senior management team. Our success will depend on our ability to retain our current senior management members and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and there can be no assurances that we will be able to retain our personnel. Additionally, any failure by us to manage a successful leadership transition of an executive officer and to timely identify a qualified permanent replacement could harm our business and have a material adverse effect on our results of operations. There can also be no assurance that a reduced or less qualified executive team can suitably perform operational responsibilities.

Our business depends upon hiring, training and retaining qualified employees.

The success of our strategic plans are dependent on our ability to promote and recruit a sufficient number of quality employees in our stores, distribution centers and corporate headquarters. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage and benefits. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market and there is a risk of market increases in compensation.

The success of our store strategy depends on our ability to hire, train and retain qualified district managers, store managers and sales associates to support our stores. In addition, the time and effort required to train and supervise a large number of new managers and associates due to seasonal hiring practices, excessive turnover or new store openings may divert resources from our existing stores and adversely affect our operating and financial performance.

We also depend on hiring qualified personnel at our distribution centers, especially during our peak season in the third and fourth quarters leading up to the holiday selling season. Not being able to hire or find temporary qualified help during this season, could lead to bottlenecks in the supply chain and products not arriving timely in stores, which could negatively impact sales.

Low unemployment rates in the United States, rising wages and competition for qualified talent could result in the failure to attract, motivate and retain personnel. This has resulted in higher employee costs, increased attrition and significant shifts in the labor market and employee expectations. We may continue to face challenges in finding and retaining qualified personnel, which could have an adverse effect on our results of operations, cash flows and financial condition.

Risks Related to Weather

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

Risks Related to COVID-19

The COVID-19 global pandemic has had and is expected to continue to have a material impact on our business and results of operations.

The COVID-19 global pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We expect the COVID-19 global pandemic will continue to have a material impact on our business. The extent of the impact of the COVID-19 global pandemic on our business, including our ability to execute our near-term and long-term business strategies and initiatives within the expected time frame, will depend on future developments, such as the duration and scope of the pandemic, including the possible resurgence of COVID-19 cases, and responsive governmental regulations and orders. The long-term effects of the COVID-19 pandemic are uncertain and cannot be predicted, including the impact on our suppliers and disruptions to the global supply chain; our ability to sell and provide our products in stores; the willingness or ability of our customers to pay for our products; and the effect of labor pool shortages.

There can be no assurance that our stores will not be temporarily closed again due to government mandates or recommendations or that our customers will be willing to visit retail stores again in the near future. We also may face longer-term store closure requirements and other operational restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving, continued, or reinstated governmental restrictions including public health directives, quarantine policies or social distancing measures. Although to date, the impact of our store closures and reduced store traffic on our retail store operations has been offset by growth in our e-commerce business and strategic expense reductions, there is no guarantee that such growth will continue if the current economic recession continues over a prolonged period of time or worsens due to the COVID-19 pandemic, and results in decreased consumer spending in the markets in which we operate or, alternatively, it is possible that e-commerce growth will slow as the impacts of the COVID-19 pandemic subside. In addition, dependence on our e-commerce business subjects us to certain other risks, including the failure to successfully implement new systems, system enhancements and internet platforms; the failure of our technology infrastructure or the computer systems that operate our website, causing, among other things, website downtimes; telecommunications issues or other technical failures; over-reliance on third-parties; and an increase in credit card fraud.

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

Risks Related to Macroeconomics

We are exposed to the risk of natural disasters, pandemic outbreaks, global political events, war and terrorism that could disrupt our business and result in lower sales, increased operating costs and capital expenditures.

Our headquarters, store locations, distribution centers and warehouses, as well as certain of our vendors and customers, are located in areas that have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. In addition, we operate in markets that may be susceptible to pandemic outbreaks, war, terrorist acts or disruptive global political events, such as civil unrest in countries in which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or a combination thereof, could adversely affect our operations.

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

The price at which our common stock trades has been and is likely to continue to be highly volatile, and such volatility could expose us to securities class action litigation. The market price of our common stock could be subject to significant fluctuations in response to our operating results, general trends and prospects for the retail industry, announcements by our competitors, analyst recommendations, our ability to meet or exceed analysts’ or investors’ expectations, the condition of the financial markets and other factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock, notwithstanding our actual operating performance.

General Business Risk Factors

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of our store locations and expect to continue our practice of leasing rather than owning stores. Our leases typically provide for five- to 10-year initial terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Many of our leases provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level), and the rate of increase in key ancillary charges is generally capped.

As current leases expire, we believe we have the option to obtain favorable lease renewals for present store locations or obtain new leases for equivalent or better locations in the same general area. To date, we have not experienced unusual difficulty in either renewing or extending leases for existing locations or securing leases for suitable locations for new stores.

The following table indicates the states where our stores are located and the number of stores within each state as of January 29, 2022:

State	Number of Stores	State	Number of Stores
Texas	52	Arkansas	7
Florida	32	Oklahoma	7
Georgia	24	Mississippi	6
North Carolina	20	New Jersey	6
Tennessee	20	Wisconsin	5
California	19	Delaware	4
Alabama	14	Kansas	4
Illinois	14	Minnesota	4
Indiana	12	Colorado	3
Louisiana	12	Iowa	3
Pennsylvania	12	Maryland	3
Ohio	11	New York	3
Michigan	10	North Dakota	2
Missouri	10	Nebraska	2
South Carolina	10	Nevada	2
Kentucky	9	West Virginia	1
Virginia	9	South Dakota	1
Arizona	8	Total	361

We lease all of our distribution locations, and we lease additional overflow warehouse space as needed on a month-to-month basis. The following is a list of distribution locations including the approximate square footage as of January 29, 2022:

Distribution Facility Locations	Type	Approximate Square Footage
Jackson, Tennessee	store and e-commerce fulfillment	771,000
Lancaster, Texas	third-party operated store fulfillment	200,000
Winchester, Virginia	e-commerce fulfillment	63,000
North Las Vegas, Nevada	e-commerce fulfillment	33,000

We also lease 49,000 square feet of office space in Brentwood, Tennessee.

Item 3. Legal Proceedings

See “Item 8. Financial Statements and Supplementary Data – Note 8 — Commitments and Contingencies” for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On March 14, 2022, there were approximately 30 holders of record and approximately 14,803 beneficial owners of our common stock.

Dividend Policy

There have been no dividends declared on any class of our common stock since fiscal 2015. Our senior credit facility restricts our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion of our senior credit facility. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Stock Price Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability under that Section and shall not be deemed to be incorporated by reference into any filing of Kirkland’s Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return on our common stock from January 28, 2017 to January 29, 2022 (our fiscal year-end), with the cumulative total returns of the S&P 500 Index and the S&P 500 Retailing Index over the same period. The comparison assumes that $100 was invested on January 28, 2017, in our common stock and in each of the foregoing indices and in each case assumes reinvestment of dividends. The historical stock price performance shown on this graph is not indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Kirkland's, Inc., the S&P 500 Index
and the S&P 500 Retailing Index
$300
$250
$200
$150
$100
$50
$0
1/28/17
2/3/18
2/2/19
2/1/20
1/30/21
1/29/22
Kirkland's, Inc.
S&P 500
S&P Retail Index

Issuer Repurchases of Equity Securities

On December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. In fiscal 2021, we repurchased and retired 1,809,321 shares of common stock at an aggregate cost of approximately $37.3 million under our share repurchase plans. As of January 29, 2022, we had approximately $32.6 million remaining under share repurchase plans. Shares of common stock repurchased by the Company during fiscal 2021 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased (in 000s)
First Quarter	47,350	$28.61	47,350	$18,488
Second Quarter	561,548	$21.38	561,548	$6,480
Third Quarter	805,744	$20.42	805,744	$10,023

Fourth Quarter:
October 31, 2021 to November 27, 2021	130,674	$25.38	130,674	$6,706
November 28, 2021 to January 1, 2022	114,005	$14.95	114,005	$5,002
January 2, 2022 to January 29, 2022	150,000	$16.30	150,000	$32,557
	394,679	$18.92	394,679	$32,557
As of and for the year ended January 29, 2022	1,809,321	$20.61	1,809,321	$32,557

Item 6. [Reserved]

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in accordance with the amendments to Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended January 29, 2022 (our fiscal years 2021 and 2020). For a comparison of our results of operations for the 52-week period ended January 30, 2021, compared to the 52-week period ended February 1, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 26, 2021. This discussion should be read with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

A number of the matters and subject areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-K are not limited to historical or current facts and deal with potential future circumstances and developments and are, accordingly, “forward-looking statements.” You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan” and similar expressions, are only predictions and that actual events or results may differ materially.

Overview

We are a specialty retailer of home furnishings in the United States. As of January 29, 2022, we operated a total of 361 stores in 35 states as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

Executive Summary

In fiscal 2021, we opened four new stores, closed 16 stores and relocated two stores. In fiscal 2020, we closed 59 stores and did not open any new stores or relocate any stores. E-commerce sales, including shipping revenue, was 26.8% and 26.7% of net sales in fiscal 2021 and fiscal 2020, respectively.

Our net sales for fiscal 2021 increased by 2.7% to $558.2 million from $543.5 million in fiscal 2020. The net sales increase of $14.7 million in fiscal 2021 was primarily due to a consolidated comparable sales increase of $29.4 million, mainly due to the temporary closure of our stores in the first half of fiscal 2020 due to the COVID-19 pandemic, which was partially offset by a decrease in sales of $14.7 million, due primarily to permanent store closures. Comparable sales, which includes e-commerce sales, increased 5.6% for fiscal 2021 compared to a decrease of 3.8% for fiscal 2020. For fiscal 2021, gross profit increased 9.0% to $188.4 million from $172.8 million for fiscal 2020. Gross profit as a percentage of net sales increased 200 basis points to 33.8% of net sales for fiscal 2021 from 31.8% in fiscal 2020, which included over 500 basis points or $30 million of increased inbound freight costs in fiscal 2021. Operating income increased $17.1 million in fiscal 2021 to $25.4 million compared to $8.3 million in the prior year period driven by the aforementioned prior year temporary store closures and corresponding 2021 sales leverage. For fiscal 2021, net income was $22.0 million, or $1.51 per diluted share, compared to $16.6 million, or $1.12 per diluted share, in fiscal 2020.

We ended fiscal 2021 with $25.0 million in cash and cash equivalents and no outstanding debt, after returning $37.3 million to our shareholders through share repurchases.

Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue and excludes sales taxes. Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components, including: landed product cost (including inbound freight), damages, inventory shrinkage, store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs to stores, e-commerce shipping expenses and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

We use comparable sales to measure sales increases and decreases from stores that have been open for at least 13 full fiscal months, including our online sales. We remove closed stores from our comparable sales calculation the day after the stores close. Relocated stores remain in our comparable sales calculation. E-commerce sales, including shipping revenue, are included in comparable sales. Increases in comparable sales are an important factor in maintaining or increasing our profitability.

Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs, and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs, such as depreciation and amortization associated with omni-channel technology, corporate property and equipment, and impairment of long-lived assets. Because many operating expenses are fixed costs, and because operating costs tend to rise over time, increases in comparable sales typically are necessary to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to fully understand our operating performance, we typically identify such costs separately where significant in the consolidated statements of operations so that we can evaluate comparable expense data across different periods.

Strategic Priorities and Financial Goals

Our key strategic initiatives include:

•	Accelerating product development to reinforce quality and relevancy as we continue our transformation into a specialty retailer where customers are able to furnish their entire home on a budget;
•	Bolstering our omni-channel via website enhancements, more focused marketing spend, an expanded online assortment and an improved in-store experience;
•	Improving the customer experience with our re-launched loyalty program, extended credit options and broadened delivery options; and
•	Utilizing our leaner infrastructure to be nimbler to changes in consumer preferences and buying behaviors.

Our financial targets include:

•

Comparable sales growth, driven by e-commerce, merchandise improvements and store productivity. We expect e-commerce to continue to grow as a percent of our total business to over 50% of sales. We also intend to focus on improving the contribution of our remaining store base, which is an integral part of our omni-channel strategy and supports improved profitability of our e-commerce sales.

•

Increasing gross margin by continuing with our current discipline of limited promotional offers, expanding direct sourcing, improving supply chain efficiency and reducing occupancy costs. With improved merchandise quality and to support a better customer experience, we will continue to move towards more targeted promotions. Direct sourcing is expected to increase from approximately 36% of purchases in fiscal 2021 to 70% by fiscal 2025. With these improvements, continued efficiencies in our supply chain and lower occupancy costs, our goal is to improve our annual gross profit margin to a mid-to-high 30% range over the next two-to-three years.

•

Improving profitability by leveraging the leaner infrastructure with comparable sales growth. We believe our ideal store count should be approximately 350 stores. With approximately $45 million in annualized operating expenses eliminated from the business in 2020, we expect annual EBITDA as a percentage of net sales to be in the low-to-mid double-digit range in the next two-to-three years and annual operating income as a percentage of net sales to be in the high-single-digit range in the next two-to-three years.

•	Maintaining adequate liquidity and generating free cash flow, while continuing to invest in key strategic initiatives, and returning excess cash to our shareholders.

Store Rationalization

Our store rationalization strategy includes refreshing mid and high-performing stores, exiting low-performing stores and potentially relocating some under-performing stores to better locations. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures and limited store openings as we execute our store rationalization strategy over the next several years. We believe our ideal store count should be approximately 350 stores.

The following table summarizes store information for the periods indicated:

	52 Weeks Ended	52 Weeks Ended
	January 29, 2022	January 30, 2021
New store openings	4	—
Permanent store closings	16	59
Store relocations	2	—
Decrease in store units	(3.2)%	(13.7)%
Decrease in store square footage	(3.0)%	(13.3)%

The following table summarizes store information as of January 29, 2022 and January 30, 2021:

	As of January 29, 2022	As of January 30, 2021
Number of stores	361	373
Square footage	2,892,249	2,980,191
Average square footage per store	8,012	7,990

Cash Flow

Our cash and cash equivalents decreased from $100.3 million at January 30, 2021 to $25.0 million at January 29, 2022 mainly reflecting our changes in working capital and share repurchases. Our objective is to finance all of our operating and investing activities for fiscal 2022 with cash provided by operations and borrowings available under our revolving credit facility, as necessary.

Fiscal 2021 Compared to Fiscal 2020

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2021		Fiscal 2020		Change
	$	%	$	%	$	%
Net sales	$558,180	100.0%	$543,496	100.0%	$14,684	2.7%
Cost of sales	369,752	66.2	370,658	68.2	(906)	(0.2)
Gross profit	188,428	33.8	172,838	31.8	15,590	9.0
Operating expenses:
Compensation and benefits	84,931	15.2	85,569	15.7	(638)	(0.7)
Other operating expenses	70,786	12.7	63,290	11.7	7,496	11.8
Depreciation (exclusive of depreciation included in cost of sales)	6,612	1.2	6,305	1.2	307	4.9
Asset impairment	754	0.2	9,387	1.7	(8,633)	(92.0)
Operating income	25,345	4.5	8,287	1.5	17,058	205.8
Interest expense	320	0.1	571	0.1	(251)	(44.0)
Other income	(344)	(0.1)	(376)	(0.1)	32	(8.5)
Income before income taxes	25,369	4.5	8,092	1.5	17,277	213.5
Income tax expense (benefit)	3,343	0.6	(8,547)	(1.6)	11,890	(139.1)
Net income	$22,026	3.9%	$16,639	3.1%	$5,387	32.4%

Net sales. Net sales increased 2.7% to $558.2 million in fiscal 2021 compared to $543.5 million in fiscal 2020. The net sales increase of $14.7 million in fiscal 2021 was primarily due to a consolidated comparable sales increase of $29.4 million, mainly due to the temporary closure of our stores in the first half of fiscal 2020 due to the COVID-19 pandemic, which was partially offset by a decrease in sales of $14.7 million, due primarily to permanent store closures. Comparable store sales, including e-commerce sales, increased 5.6% for fiscal 2021 compared to a decrease of 3.8% for fiscal 2020. In fiscal 2021, e-commerce sales increased 3.3% compared to the prior year period and were 26.8% of our net sales. The increase in e-commerce sales was driven by an increase in average ticket partially offset by a decrease in website traffic.

Gross profit. Gross profit as a percentage of net sales increased approximately 200 basis points from 31.8% in fiscal 2020 to 33.8% in fiscal 2021. The increase in gross profit margin was due to favorable store occupancy and depreciation expense, favorable shrink results, favorable distribution center costs and favorable outbound freight expenses, partially offset by unfavorable landed product margin, e-commerce shipping costs, damages expense and other cost of sales adjustments. We experienced sales leverage across many of our expense categories in fiscal 2021 because of the temporary closure of our stores in the first half of fiscal 2020, due to the COVID-19 pandemic.

Store occupancy and depreciation costs decreased approximately 185 basis points as a percentage of net sales due to closures of under-performing locations and negotiated rent reductions at existing stores. Shrink expense decreased 55 basis points as a percentage of net sales due to favorable physical inventory results. Central distribution costs decreased approximately 45 basis points as a percentage of net sales mainly due to a higher amount of capitalized warehouse costs on the consolidated balance sheet compared to the prior year period due to the increased inventory levels. Outbound store freight costs decreased approximately 15 basis points as a percentage of net sales, which was due to sales leverage. Landed product margin decreased 10 basis points as a percentage of net sales from 57.4% in fiscal 2020 to 57.3% in fiscal 2021, as increased savings from directly sourcing more product mostly offset the approximately $30 million increase in inbound freight costs. E-commerce shipping expenses increased approximately 50 basis points as a percentage of net sales due to the higher mix of ship-to-home e-commerce sales compared to the prior year period. Inventory damages increased 20 basis points as a percentage of net sales due to the increased inventory levels. Other cost of sales, which includes deferred revenue adjustments, increased 20 basis points as a percentage of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales decreased approximately 50 basis points from 15.7% in fiscal 2020 to 15.2% in fiscal 2021, primarily due to sales leverage and lower corporate and store bonus expenses, partially offset by higher employee benefits expense.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 100 basis points from 11.7% in fiscal 2020 to 12.7% in fiscal 2021. The increase as a percentage of net sales was primarily due to an increase in advertising expenses, due to intentional funding of incremental advertising in the current fiscal year compared to a reduction in advertising expenses in the prior fiscal year when natural demand was higher, along with higher professional fees, which was partially offset by favorable workers’ compensation and general liability insurance claims adjustments.

Asset impairment. During fiscal 2021, we recorded an impairment charge of approximately $0.8 million for property and equipment impairment charges at four stores where we elected close the store and exit the lease before the end of the lease term. During fiscal 2020, we recorded an impairment charge of approximately $9.4 million including $6.2 million for right-of-use asset impairment at 24 stores, $3.1 million for property and equipment impairment charges at 24 stores and excess store fixture impairment of $0.1 million.

Income tax expense (benefit). We recorded income tax expense of $3.3 million, or 13.2% of income before income taxes, during fiscal 2021 compared to an income tax benefit of $8.5 million, or 105.6% of income before income taxes, during the prior year period. The change in the tax rate for fiscal 2021 compared to the prior year period was primarily due to recording a $12.3 million income tax benefit related to the carryback of the 2019 net operating loss to prior periods pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in fiscal 2020. See “Item 8. Financial Statements and Supplementary Data – Note 3 — Income Taxes” for further discussion.

Net income. As a result of the foregoing, we reported net income of $22.0 million, or $1.51 per diluted share, for fiscal 2021 compared to net income of $16.6 million, or $1.12 per diluted share, for fiscal 2020.

Non-GAAP Financial Measures

To supplement our audited consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including EBITDA, adjusted EBITDA, adjusted operating income, adjusted net income and adjusted diluted earnings per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP financial measures. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP financial measures, in evaluating our operational performance.

We define EBITDA as net income before interest, provision for income tax, and depreciation and amortization, adjusted EBITDA as EBITDA with non-GAAP adjustments and adjusted operating income as operating income with non-GAAP adjustments. We define adjusted net income and adjusted diluted earnings per share by adjusting net income and diluted earnings per share, the applicable GAAP financial measures, for non-GAAP adjustments.

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

The following table shows a reconciliation of operating income to EBITDA, adjusted EBITDA and adjusted operating income for the 52 weeks ended January 29, 2022 and January 30, 2021, and a reconciliation of net income and diluted earnings per share to adjusted net income and adjusted diluted earnings per share for the 52 weeks ended January 29, 2022 and January 30, 2021:

	52 Weeks Ended
	January 29, 2022	January 30, 2021
Operating income	$25,345	$8,287
Depreciation	20,431	23,256
EBITDA	45,776	31,543
Non-GAAP adjustments:
Closed store and lease termination costs in cost of sales(1)	(738)	(1,135)
Asset impairment(2)	754	9,387
Stock-based compensation expense(3)	1,667	1,171
Severance charges(4)	361	1,161
Other costs included in operating expenses(5)	—	439
Total adjustments in operating expenses	2,782	12,158
Total non-GAAP adjustments	2,044	11,023
Adjusted EBITDA	47,820	42,566
Depreciation	20,431	23,256
Adjusted operating income	$27,389	$19,310

Net income	$22,026	$16,639
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	(553)	(840)
Asset impairment(2)	565	6,948
Stock-based compensation expense, including tax impact(3)	628	1,177
Severance charges(4)	271	859
Other costs included in operating expenses(5)	—	325
Total adjustments in operating expenses	1,464	9,309
Tax valuation allowance(6)	(2,501)	1,292
CARES Act - net operating loss carry back(7)	—	(12,276)
Total non-GAAP adjustments, net of tax	(1,590)	(2,515)
Adjusted net income	$20,436	$14,124

Diluted earnings per share	$1.51	$1.12
Adjusted diluted earnings per share	$1.40	$0.95

Diluted weighted average shares outstanding	14,615	14,880

(1)

Costs associated with closed stores and lease termination costs, including gains on lease terminations, amounts paid to third-parties for rent reduction negotiations and lease termination fees paid to landlords for store closings.

(2)	Asset impairment charges include both right-of-use asset and property and equipment impairment charges.
(3)	Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(4)	Severance charges include expenses related to severance agreements. This also includes permanent store closure compensation costs.
(5)	Other costs include executive transition costs and corporate lease negotiation fees associated with a reduction in our corporate rent.
(6)	To remove the impact of the change in our valuation allowance against deferred tax assets.
(7)	To remove the impact of the income tax benefit recorded in fiscal 2020 related to the carry back of fiscal 2019 federal net operating losses to prior periods as permitted under the CARES Act.

Fiscal 2020 Compared to Fiscal 2019

For a comparison of our performance for the fiscal years ended January 30, 2021 and February 1, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 26, 2021.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak in the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to technology and omni-channel projects, distribution center and supply chain enhancements, new or relocated stores and existing store refreshes, remodels and maintenance. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our revolving credit facility.

Cash flows from operating activities. Net cash used in operating activities was $30.8 million in fiscal 2021 compared to net cash provided by operating activities of $78.6 million in fiscal 2020. Cash flows from operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The decrease in the amount of cash flows from operations in fiscal 2021 compared to fiscal 2020 was primarily due to the increase in inventories, as we increased inventory levels that were negatively impacted by the COVID-19 pandemic and related supply chain delays.

Cash flows from investing activities. Net cash used in investing activities was approximately $7.1 million and $8.5 million for fiscal 2021 and 2020, respectively.

The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Technology and omni-channel projects	$2,977	$2,679
Distribution center and supply chain enhancements	1,605	4,592
Existing stores	1,140	1,062
New and relocated stores	877	15
Corporate	529	350
Total capital expenditures	$7,128	$8,698

The capital expenditures in fiscal 2021 related primarily to technology and omni-channel projects, distribution center and supply chain enhancements, existing store refreshes, remodels and maintenance and new and relocated stores. The capital expenditures in fiscal 2020 related primarily to distribution center and supply chain enhancements, technology and omni-channel projects and existing store refreshes, remodels and maintenance.

Cash flows from financing activities. Net cash used in financing activities was $37.5 million in fiscal 2021, and net cash provided by financing activities was approximately $0.1 million in fiscal 2020. During fiscal 2021 and 2020, we repurchased and retired approximately $37.3 million and $0.2 million shares of common stock, respectively. During fiscal 2020, we borrowed $40 million on our revolving credit facility to fund operations due to temporary store closures in response to the COVID-19 pandemic and subsequently repaid the full $40 million.

Senior credit facility. On December 6, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The Credit Agreement contains a $75 million senior secured revolving credit facility, a swingline availability of $10 million, a $25 million incremental accordion feature and a maturity date to December 2024. Advances under the Credit Agreement bear interest at an annual rate equal to LIBOR plus a margin ranging from 125 to 175 basis points with no LIBOR floor, and the fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of January 29, 2022, we were in compliance with the covenants in the Credit Agreement. As of January 29, 2022, there were no outstanding borrowings and no letters of credit outstanding, with approximately $74.7 million available for borrowing as of January 29, 2022. Subsequent to January 29, 2022, we borrowed $20 million under the Credit Agreement.

As of January 29, 2022, our balance of cash and cash equivalents was approximately $25.0 million. We believe that the combination of our cash balances, cash flow from operations and availability under our Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plans. On September 24, 2018, December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $10 million, $20 million, $20 million and $30 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of January 29, 2022, we had approximately $32.6 million remaining under share repurchase plans.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Shares repurchased and retired	1,809,321	9,926
Share repurchase cost	$37,287	$178

COVID-19 Pandemic. The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility, which materially affected our business operations in fiscal 2020 and fiscal 2021. We continue to closely monitor the impact of the COVID-19 pandemic, including the impact of emerging variant strains of the COVID-19 virus, on all facets of our business, which includes the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks. While the duration and extent of the COVID-19 pandemic and its impact on the global economy remains uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.

The health and safety of our employees and customers are the primary concerns of our management team. We have taken and continue to take numerous actions to promote health and safety, including providing personal protective equipment to our employees, requiring mask protocols in our facilities, offering contactless shopping experiences, administering cleaning and sanitation procedures and promoting social distancing. All of our stores and distribution centers are currently open with enhanced safety measures.

There are numerous uncertainties surrounding the pandemic and its impact on the economy and our business, as further described in “Item 1A. Risk Factors” under the sub-caption “Risks Related to COVID-19,” which makes it difficult to predict the impact on our business, financial position, or results of operations in fiscal 2022 and beyond.

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

Our strongest sales period is the fourth quarter of our fiscal year when we generally realize a disproportionate amount of our net sales and a substantial majority of our operating and net income. In anticipation of the increased sales activity during the fourth quarter of our fiscal year, we purchase large amounts of inventory and hire temporary employees for our stores. Our operating performance could suffer if net sales were below seasonal norms during the fourth quarter of our fiscal year.

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

We estimate as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically, the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $142,000 as of January 29, 2022.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess and obsolete inventory reduce merchandise inventory to the lower of cost or net realizable value based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 29, 2022, our reserve for excess and obsolete inventory was approximately $332,000.

Impairment of long-lived assets — We evaluate the recoverability of the carrying amounts of long-lived assets, including lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying values may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group with no asset written down below its individual fair value. We estimate the fair value of long-lived fixed assets based on orderly liquidation value.

Our asset impairment charges were $0.8 million and $9.4 million for fiscal 2021 and 2020, respectively. If our estimates and assumptions used in estimating future cash flows and asset fair values change or our operating results deteriorate, we may be exposed to additional losses that could be material.

Insurance reserves — Workers’ compensation and general liability insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience and judgments about the present and expected levels of cost per claim. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. As of January 29, 2022 and January 30, 2021, our self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to workers’ compensation and general liability insurance programs were $4.1 million and $5.3 million, respectively.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet dates. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax income by approximately $405,000 for fiscal 2021.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. We record valuation allowances to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on our judgment, estimates and assumptions regarding those future events. In the event we were to determine that we would not be able to realize all or a portion of the net deferred tax assets in the future, we would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future, in excess of the net carrying amounts, then we would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual events and prior estimates and judgments could result in adjustments to this valuation allowance. We established a valuation allowance against deferred tax assets in fiscal 2019, as we had, and continue to have, a three-year cumulative loss before income taxes. As of January 29, 2022, we had a $3.6 million deferred tax valuation allowance.

We normally use an estimate of our annual effective tax rate at each interim period based on the facts and circumstances available at that time, while the actual effective tax rate is calculated at year-end. In fiscal 2021, we used the estimated annual effective tax rate for all interim quarters. In fiscal 2020, we used the actual tax rate for the period for the first and third fiscal quarters and used the estimated annual rate for the second fiscal quarter.

Our income tax returns are subject to audit by local, state and federal tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differ from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. We have no unrecognized tax benefit reserve as of January 29, 2022.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

As of January 29, 2022 and January 30, 2021, we had no outstanding borrowings under our Credit Agreement. We borrowed and repaid $40 million under our Credit Agreement during fiscal 2020, and we had no borrowings or repayments under our Credit Agreement in fiscal 2021. Subsequent to January 29, 2022, we borrowed $20 million under our Credit Agreement. We are exposed to interest rate changes, primarily as a result of borrowings under our Credit Agreement, as discussed in “Item 8. Financial Statements and Supplementary Data – Note 4 — Senior Credit Facility,” which bear interest based on variable rates. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of January 29, 2022.

Purchase Price Volatility

Although we cannot determine the full effect of inflation and deflation on our operations, we believe our sales and results of operations are affected by both. We are subject to market risk with respect to the pricing of certain products and services, as well as duties, tariffs, diesel fuel and transportation services. Therefore, we may experience both inflationary and deflationary pressure on product costs, which may affect consumer demand and, as a result, sales and gross margin. Our strategy is to reduce or mitigate the effect of purchase price volatility by taking advantage of economies of scale from increased volume of purchases, adjusting retail prices and selectively buying from the most competitive vendors without sacrificing quality.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kirkland’s, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Kirkland’s, Inc.’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Kirkland’s, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Kirkland’s, Inc. as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2022, and the related notes and our report dated March 25, 2022, expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

March 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kirkland’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2022, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of Workers' Compensation Self-Insurance Reserve
Description of the Matter

At January 29, 2022, the Company’s gross reserve for workers’ compensation self-insurance risks was $3.9 million. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation exposure. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claims costs for the workers’ compensation exposure are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience and loss development factors.

Auditing management’s estimate of the recorded workers’ compensation reserve was complex and judgmental due to the significant assumptions and judgments required by management to project the exposure for incurred claims that remain unresolved, including those which have been incurred but not yet reported to the Company.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for workers’ compensation exposure. For example, we tested controls over the appropriateness of management’s review of the significant assumptions described above, including the completeness and accuracy of the underlying data, as well as management’s review of the actuarial calculations.

To test the Company’s estimate of the workers’ compensation reserve, we performed audit procedures that included, among others, assessing the actuarial valuation methodologies utilized by management, testing the significant assumptions described above, testing the related underlying data used by the Company in its evaluation for completeness and accuracy, and testing the mathematical accuracy of the calculations. Our audit procedures also included, among others, comparing the significant assumptions used by management to industry accepted actuarial assumptions and reassessing the accuracy of management’s historical estimates utilized in prior period evaluations. We involved our actuarial valuation specialists to assist in assessing the valuation methodologies and significant assumptions noted above and to develop an independent range of estimates for the workers’ compensation reserve which we then compared to management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Nashville, Tennessee

March 25, 2022

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 29, 2022	January 30, 2021
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$25,003	$100,337
Inventories, net	114,029	62,083
Prepaid expenses and other current assets	10,537	8,278
Total current assets	149,569	170,698
Property and equipment:
Equipment	20,043	20,463
Furniture and fixtures	69,823	72,775
Leasehold improvements	106,065	109,501
Computer software and hardware	77,311	79,260
Projects in progress	3,366	1,429
Property and equipment, gross	276,608	283,428
Accumulated depreciation	(226,611)	(220,018)
Property and equipment, net	49,997	63,410
Operating lease right-of-use assets	124,684	147,334
Other assets	6,939	5,670
Total assets	$331,189	$387,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,535	$55,173
Accrued expenses	30,811	37,454
Operating lease liabilities	41,268	44,973
Total current liabilities	134,614	137,600
Operating lease liabilities	111,021	148,976
Other liabilities	4,428	5,614
Total liabilities	250,063	292,190
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 29, 2022, and January 30, 2021	—	—
Common stock, no par value, 100,000,000 shares authorized; 12,631,347 and 14,292,250 shares issued and outstanding at January 29, 2022, and January 30, 2021, respectively	175,856	174,391
Accumulated deficit	(94,730)	(79,469)
Total shareholders’ equity	81,126	94,922
Total liabilities and shareholders’ equity	$331,189	$387,112

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
	(In thousands, except per share data)
Net sales	$558,180	$543,496	$603,880
Cost of sales	369,752	370,658	423,697
Cost of sales related to merchandise purchased from related party vendor	—	—	14,749
Cost of sales	369,752	370,658	438,446
Gross profit	188,428	172,838	165,434
Operating expenses:
Compensation and benefits	84,931	85,569	116,895
Other operating expenses	70,786	63,290	75,647
Depreciation (exclusive of depreciation included in cost of sales)	6,612	6,305	6,704
Asset impairment	754	9,387	19,229
Total operating expenses	163,083	164,551	218,475
Operating income (loss)	25,345	8,287	(53,041)
Interest expense	320	571	457
Other income	(344)	(376)	(911)
Income (loss) before income taxes	25,369	8,092	(52,587)
Income tax expense (benefit)	3,343	(8,547)	678
Net income (loss)	$22,026	$16,639	$(53,265)
Earnings (loss) per share:
Basic	$1.61	$1.18	$(3.79)
Diluted	$1.51	$1.12	$(3.79)
Weighted average shares outstanding:
Basic	13,670	14,159	14,070
Effect of dilutive common stock equivalents	945	721	—
Diluted	14,615	14,880	14,070

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at February 2, 2019	14,504,824	$169,477	$(38,677)	$130,800
Cumulative effect of change in accounting principle	—	—	(331)	(331)
Employee stock purchases	104,160	241	—	241
Restricted stock issued	197,090	—	—	—
Net share settlement of restricted stock units	(42,973)	(87)	—	(87)
Stock-based compensation expense	—	3,254	—	3,254
Repurchase and retirement of common stock	(807,275)	—	(3,657)	(3,657)
Net loss	—	—	(53,265)	(53,265)
Balance at February 1, 2020	13,955,826	172,885	(95,930)	76,955
Employee stock purchases	34,999	35	—	35
Exercise of stock options	52,561	360	—	360
Restricted stock issued	281,604	—	—	—
Net share settlement of stock options and restricted stock units	(22,814)	(60)	—	(60)
Stock-based compensation expense	—	1,171	—	1,171
Repurchase and retirement of common stock	(9,926)	—	(178)	(178)
Net income	—	—	16,639	16,639
Balance at January 30, 2021	14,292,250	174,391	(79,469)	94,922
Exercise of stock options	49,454	177	—	177
Restricted stock issued	120,468	—	—	—
Net share settlement of stock options and restricted stock units	(21,504)	(379)	—	(379)
Stock-based compensation expense	—	1,667	—	1,667
Repurchase and retirement of common stock	(1,809,321)	—	(37,287)	(37,287)
Net income	—	—	22,026	22,026
Balance at January 29, 2022	12,631,347	$175,856	$(94,730)	$81,126

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$22,026	$16,639	$(53,265)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	20,431	23,256	27,720
Amortization of debt issuance costs	91	93	56
Asset impairment charge	754	9,387	19,229
Cumulative effect of change in accounting principle	—	—	(331)
Loss on disposal of property and equipment	195	87	200
Stock-based compensation expense	1,667	1,171	3,254
Deferred income taxes	—	1,525	178
Changes in assets and liabilities:
Inventories, net	(51,946)	32,591	(10,240)
Prepaid expenses and other current assets	(1,949)	(1,654)	3,851
Accounts payable	6,455	(2,883)	18,928
Accounts payable to related party vendor	—	—	(8,166)
Accrued expenses	(6,643)	6,803	1,666
Income taxes (refundable) payable	(310)	1,959	(704)
Operating lease assets and liabilities	(19,412)	(8,573)	(10,645)
Other assets and liabilities	(2,144)	(1,838)	—
Net cash (used in) provided by operating activities	(30,785)	78,563	(8,269)
Cash flows from investing activities:
Proceeds from sale of property and equipment	68	209	—
Capital expenditures	(7,128)	(8,698)	(15,680)
Net cash used in investing activities	(7,060)	(8,489)	(15,680)
Cash flows from financing activities:
Borrowings on revolving line of credit	—	40,000	25,000
Repayments on revolving line of credit	—	(40,000)	(25,000)
Debt issuance costs	—	(26)	(362)
Cash used in net share settlement of stock options and restricted stock units	(379)	(60)	(87)
Proceeds received from employee stock option exercises	177	360	—
Employee stock purchases	—	35	241
Repurchase and retirement of common stock	(37,287)	(178)	(3,657)
Net cash (used in) provided by financing activities	(37,489)	131	(3,865)
Cash and cash equivalents:
Net (decrease) increase	(75,334)	70,205	(27,814)
Beginning of the year	100,337	30,132	57,946
End of the year	$25,003	$100,337	$30,132
Supplemental cash flow information:
Interest paid	$201	$442	$377
Income taxes paid (received)	3,664	(11,945)	1,091
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,303	$396	$1,853
Operating lease assets and liabilities recognized upon adoption of ASC 842	—	—	295,240
Increase (decrease) of operating lease liabilities from new or modified leases	5,802	(4,001)	18,922

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Nature of business — Kirkland’s, Inc. (the “Company”) is a specialty retailer of home furnishings in the United States operating 361 stores in 35 states as of January 29, 2022, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

COVID-19 Pandemic — The COVID-19 pandemic has created significant public health concerns as well as economic disruption, uncertainty and volatility, which has affected the Company’s business operations in fiscal 2020 and fiscal 2021. As a result, as the pandemic persists and/or worsens, the Company’s accounting estimates and assumptions could be impacted in subsequent periods, and it is reasonably possible such changes could be significant.

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2021, 2020 and 2019 represented the 52 weeks ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

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

The Company incurs various types of warehousing, transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a component of cost of sales as the related inventory is sold. As of January 29, 2022 and January 30, 2021, there were $6.9 million and $4.0 million, respectively, of distribution center costs included in inventory on the consolidated balance sheets.

The Company estimates as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. The Company adjusts these estimates based on changes, if any, in the trends yielded by its physical inventory counts, which occur throughout the fiscal year. The reserve for estimated inventory shrinkage was $1.4 million and $1.7 million as of January 29, 2022 and January 30, 2021, respectively.

The Company estimates a reserve for unknown damaged inventory based on historical damage data. Management adjusts these estimates based on any changes in actual damage results. The reserve for estimated damaged inventory was approximately $1.3 million and $547,000 as of January 29, 2022 and January 30, 2021, respectively.

The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise. As of January 29, 2022 and January 30, 2021, the reserve for excess and obsolescence was approximately $332,000 and $263,000, respectively.

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

Prepaid expenses and other current assets — The Company recognizes assets for expenses paid but not yet incurred, as well as other items such as miscellaneous receivables. As of January 29, 2022 and January 30, 2021, prepaid expenses and other current assets on the consolidated balance sheets included receivables of approximately $4.7 million and $3.3 million, respectively, which included $1.4 million in employer tax credits receivable from the Internal Revenue Service due under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as of January 29, 2022 and January 30, 2021.

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

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2021, 2020 and 2019, the Company recorded approximately $7.1 million, $6.9 million and $7.0 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $15.8 million and $20.0 million at the end of fiscal years 2021 and 2020, respectively. Property and equipment included capitalized computer software currently under development of $2.4 million and $1.0 million as of January 29, 2022 and January 30, 2021, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements, which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations. As of January 29, 2022 and January 30, 2021, the liability for asset retirement obligations was approximately $749,000 and $755,000, respectively, and the asset was approximately $137,000 and $175,000, respectively.

Leases — Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of future lease payments. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. To determine the present value of lease payments not yet paid at lease commencement or modification, the Company uses the collateralized incremental borrowing rate corresponding to the reasonably certain lease term. The Company estimates its collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. See “Note 5 — Leases” for further discussion.

Impairment of long-lived assets — The Company evaluates the recoverability of the carrying amounts of long-lived assets, including lease right-of-use assets, when events or changes in circumstances dictate that their carrying values may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group, with no asset written down below its individual fair value. The Company estimates the individual fair value of long-lived fixed assets based on orderly liquidation value and the individual fair value of lease right-of-use assets based on market participant rents. See “Note 11 — Impairment” for further discussion.

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends. As of January 29, 2022 and January 30, 2021, the Company’s self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to workers’ compensation and general liability were $4.1 million and $5.3 million, respectively. As of January 29, 2022 and January 30, 2021, the Company’s self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to employee medical insurance were approximately $406,000 and $265,000, respectively.

Net sales — Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales Returns Reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.4 million and $2.0 million reserved for sales returns at January 29, 2022 and January 30, 2021, respectively, included in accrued expenses on the consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the consolidated balance sheets was approximately $697,000 and $850,000 at January 29, 2022 and January 30, 2021, respectively.

Deferred e-commerce revenue — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the consolidated balance sheets was approximately $1.0 million and $1.2 million at January 29, 2022 and January 30, 2021, respectively. The related contract assets, reflected in inventory on the consolidated balance sheets, totaled approximately $518,000 and $530,000 at January 29, 2022 and January 30, 2021, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	January 29, 2022	January 30, 2021	February 1, 2020
Gift card liability, net of estimated breakage (included in accrued expenses)	$14,761	$13,408	$13,128

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Gift card breakage revenue (included in net sales)	$1,425	$1,172	$1,084
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	5,129	5,329	6,593

Customer loyalty program — The Company has established a loyalty program called the K-club, whereby members receive access to coupons, birthday rewards, monthly sweepstakes, sneak peeks, exclusive deals and more. In fiscal 2020, the Company redesigned the loyalty program to offer points to members on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606, “Revenue from Contracts with Customers”. The allocated consideration for the points earned by loyalty program members is deferred based on the standalone selling price of the points and recorded within accrued expenses on the consolidated balance sheet. The measurement of standalone selling prices takes into consideration the estimated points that will be converted to certificates and certificates that are expected to be redeemed, based on historical redemption patterns. This measurement is applied to the Company’s portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. The Company believes the impact to its consolidated financial statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations generally relate to contracts with terms less than one year, as points generally expire on a rolling 12-month basis and certificates generally expire within two months from issuance. The related loyalty program deferred revenue included in accrued expenses on the consolidated balance sheets was approximately $1.3 million and $922,000 as of January 29, 2022 and January 30, 2021, respectively.

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

Pursuant to the private-label credit card program, the Company receives cash incentives in exchange for promised services, such as licensing our brand names and marketing the credit card program to customers. The Company can receive incentive payments for the achievement of certain private label credit card volumes and is also reimbursed for certain costs associated with the private label credit card. Funds received related to the Company’s private label credit card program are recorded as net sales in the consolidated statements of operations. Services promised under these agreements are separate performance obligations. Revenue is recognized as the Company fulfills its performance obligations throughout the contract term.

Cost of sales — Cost of sales includes costs of product purchased from vendors, including inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, payroll and overhead associated with our distribution facility and its network, store occupancy costs and depreciation of leasehold improvements, equipment, and other property in the stores and distribution centers. Distribution facility costs, excluding depreciation, included in cost of sales were approximately $23.2 million, $24.7 million and $24.6 million for fiscal 2021, 2020 and 2019, respectively.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries, wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, social security and unemployment taxes.

Stock-based compensation — Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, stock option grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards. The expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of operations. See “Note 6 — Stock-Based Compensation” for further discussion.

Other operating expenses — Other operating expenses consist of such items as advertising, credit card processing costs, bank fees, utilities, professional fees, software maintenance costs, supplies, workers’ compensation and general liability insurance, trash removal, maintenance and repairs, travel and various other store and corporate expenses. Store pre-opening expenses, which consist primarily of occupancy, payroll and supplies costs, are expensed as incurred and are included in other operating expenses.

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, direct mail, email communications, paid search, digital advertising, social media, public relations and in-store signage. Total advertising expense was $22.0 million, $14.3 million and $15.0 million for fiscal 2021, 2020 and 2019, respectively. Prepaid advertising costs were approximately $287,000 and $294,000 as of January 29, 2022 and January 30, 2021, respectively.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates and assumptions regarding those future events. In the event the Company was to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. The Company established a valuation allowance against deferred tax assets in fiscal 2019, as the Company had, and continues to have, a three-year cumulative loss before income taxes.

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

The Company’s income tax returns are subject to audit by local, state and federal tax authorities, and the Company is typically engaged in various tax examinations at any given time. Tax contingencies often arise due to uncertainty or differing interpretations of the application of tax rules throughout the various jurisdictions in which the Company operates. The contingencies are influenced by items such as tax audits, changes in tax laws, litigation, appeals and experience with previous similar tax positions. The Company regularly reviews its tax reserves for these items and assesses the adequacy of the amount recorded. The Company evaluates potential exposures associated with its various tax filings by estimating a liability for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires estimation and measurement of the tax benefit as the largest amount that is more than 50% likely to be recognized upon settlement. See

“Note 3 — Income Taxes” for further discussion.

Sales and use taxes — Governmental authorities assess sales and use taxes on the sale and purchase of goods and services. The Company excludes taxes collected from customers in its reported net sales results. Such amounts are reflected as accrued expenses until remitted to the taxing authorities.

Concentrations of risk — The Company has risk of geographic concentration with respect to the sourcing of its inventory purchases. Approximately 76% of the Company’s inventory purchases in fiscal 2021 were from China.

The Company also has vendor concentration risk as one vendor, who was formally a related-party, accounted for 9.0%, 10.9%, and 17.4% of purchases in fiscal 2021, 2020 and 2019, respectively. See “Note 9 — Related Party Transactions” for further discussion.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. The Company’s cash balances are primarily on deposit at high credit quality financial institutions.

Fair value measurements — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable approximate fair value because of their short maturities.

The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions, including forecasts of projected financial information that would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents (Level 2 input) to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant (Level 2 input) to quantify fair value for other long-lived assets. See “Note 11 — Impairment” for further discussion.

Earnings (loss) per share — Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period presented. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted earnings (loss) per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 134,000 shares, 201,000 shares and 1,521,000 shares for fiscal 2021, 2020 and 2019, respectively.

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

Note 2 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 29, 2022	January 30, 2021
Gift cards	$14,761	$13,408
Salaries and wages	5,626	9,298
Workers’ compensation and general liability reserves	2,019	2,321
Income taxes payable	1,911	1,911
Sales returns reserve	1,441	2,015
Loyalty program deferred revenue	1,265	922
Sales taxes	1,227	1,863
Deferred e-commerce revenue	1,028	1,165
Payroll taxes	245	3,515
Other	1,288	1,036
	$30,811	$37,454

At January 30, 2021, the Company had deferred $3.3 million in employer payroll taxes under the CARES Act included in accrued expenses on the consolidated balance sheet, which was paid in fiscal 2021.

Note 3 — Income Taxes

The Company’s income tax expense (benefit) is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The Company’s provision for income taxes consists of the following (in thousands):

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Current tax expense (benefit):
Federal	$3,269	$(10,124)	$(225)
State	74	52	612
Deferred tax expense (benefit):
Federal	—	—	362
State	—	1,525	(71)
	$3,343	$(8,547)	$678

Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes. A reconciliation of income tax expense (benefit) at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Tax at federal statutory rate	$5,327	$1,699	$(11,043)
State income taxes, net of federal benefit	942	338	(1,456)
Tax credits	(66)	(90)	(192)
Enactment of tax legislation	—	(12,276)	—
Executive compensation	255	177	—
Stock based compensation programs	(644)	274	1,162
Valuation allowance	(2,494)	1,292	12,035
Other	23	39	172
Income tax expense (benefit)	$3,343	$(8,547)	$678

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are included as part of other assets on the consolidated balance sheets. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 29, 2022	January 30, 2021
Deferred tax assets:
Operating lease liabilities	$39,007	$48,808
Accruals	1,956	3,147
Inventory valuation	563	448
State tax credit carryforwards	148	148
Federal and state net operating loss carryforwards	791	1,111
Impairment	992	2,410
Other	2,690	2,366
Total deferred tax assets	46,147	58,438
Valuation allowance for deferred tax assets	(3,556)	(6,033)
Net deferred tax assets	42,591	52,405
Deferred tax liabilities:
Depreciation	(9,431)	(12,556)
Operating lease right-of-use assets	(32,289)	(39,126)
Prepaid assets	(871)	(723)
Total deferred tax liabilities	(42,591)	(52,405)
Net deferred tax assets	$—	$—

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carry backs to offset 100% of taxable income for taxable years beginning before 2021. The Company elected to carryback its 2019 net operating loss to offset the Company’s previous taxable income, thus generating a refund of $12.3 million in fiscal 2020.

As of January 29, 2022, the Company has $15.4 million of state net operating loss carry-forwards available to offset future taxable income. State net operating loss carry-forwards expire in years 2035 through 2040. As of January 29, 2022, the Company has state tax credit carryforwards of approximately $187,000 that expire in years 2023 through 2025.

Future utilization of the deferred tax assets is evaluated by the Company, and any valuation allowance is adjusted accordingly. For fiscal 2019, the Company established a valuation allowance against its deferred tax assets due to uncertainty regarding their realization, and in fiscal 2020, the Company established an additional valuation allowance against state net operating loss carry forwards. Accordingly, the Company has established a valuation allowance of $3.6 million and $6.0 million with respect to the deferred tax assets as of January 29, 2022 and January 30, 2021, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded. Any decrease in the valuation allowance could have the effect of increasing or decreasing the income tax provision based on the nature of the deferred tax asset deemed realizable in the period in which such a determination is made.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2018. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2016. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.

The Company had no unrecognized tax benefits as of January 29, 2022 and January 30, 2021. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no amounts accrued for the payment of interest and penalties associated with unrecognized tax benefits as of January 29, 2022 and January 30, 2021.

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

As of January 29, 2022, the Company was in compliance with the covenants in the Credit Agreement. As of January 29, 2022, there were no outstanding borrowings and no letters of credit outstanding, with approximately $74.7 million available for borrowing.

Note 5 — Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through 2031. Most of the retail store agreements include an initial term with renewal options and provide for minimum fixed rental payments. The Company does not include lease renewal options in the lease term for calculations of its right-of-use assets and liabilities until it is reasonably certain that the Company plans to renew these leases. A few retail store lease agreements have only variable lease payments based on a percentage of sales, while other store leases contain contingent rentals based on sales performance in excess of specified minimums in addition to minimum fixed rentals.

The majority of the Company’s leases have monthly fixed rent with additional costs that are not components of the lease (e.g., real estate taxes and insurance costs) and non-lease components (e.g., common area maintenance) either of which can be variable or fixed. These additional components are excluded from the calculation of the lease liability and right-of-use asset. The Company’s leases do not provide an implicit rate, so the incremental borrowing rate, based on the information available at commencement or modification date, is used in determining the present value of lease payments. For operating leases that commenced prior to the date of adoption of the new lease accounting guidance, the Company used the incremental borrowing rate that corresponded to the remaining lease term as of the date of adoption. The Company has elected not to recognize leases with an original term of one year or less on the consolidated balance sheets.

The Company's classification of lease cost on the Company's condensed consolidated statements of operations is as follows (in thousands):

	52 Week Period Ended (1)	52 Week Period Ended (1)
	January 29, 2022	January 30, 2021
Cost of sales (2)
Operating lease cost	$37,241	$43,753
Short-term lease cost	1,144	755
Variable lease cost	2,102	1,554
Total lease cost in cost of sales	40,487	46,062
Other operating expenses
Operating lease cost	1,701	1,862
Short-term lease cost	53	60
Total lease cost in other operating expenses	1,754	1,922
Total lease cost	$42,241	$47,984
(1)

Total lease cost excludes expense for non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases.

(2)	Cost of sales includes all distribution center lease costs and store occupancy-related lease costs.

As of January 29, 2022, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2022	$49,961
2023	39,254
2024	31,080
2025	23,382
2026	16,501
Thereafter	16,962
Total lease payments	177,140
Less: interest	(24,851)
Present value of lease liabilities	$152,289

The Company’s lease term and discount rate is as follows:

January 29, 2022
Weighted-average remaining lease term (years)	4.7
Weighted-average discount rate	6.8%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Operating cash flows from operating leases	$53,220	$57,310

Note 6 — Stock-Based Compensation

Stock-based compensation — Stock-based compensation includes restricted stock unit grants, performance-based restricted stock unit grants, stock option grants and other transactions under the Company’s equity plans. Total stock-based compensation expense is included as a component of compensation and benefits on the consolidated statements of operations and was approximately $1.7 million, $1.2 million and $3.3 million for fiscal years 2021, 2020 and 2019, respectively.

On June 4, 2013, the Company adopted the Kirkland’s, Inc. Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”), replacing the plan adopted in July 2002. The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), performance based awards, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of the Company’s common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 4,500,000 shares of common stock.

As of January 29, 2022, options to purchase 85,079 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $7.14 to $25.52 per share. As of January 29, 2022, there were 926,913 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $0.82 to $24.68 per share. The number of shares reserved for future stock-based grants under the 2002 Plan was 1,463,106 at January 29, 2022.

Restricted stock units — The Company grants restricted stock units for a fixed number of shares to various employees and directors. The restriction is removed when the shares vest and shares of common stock are given to the employee or director. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees prior to fiscal 2020 typically vest 25% annually on the anniversary of the grant date over four years. The RSUs granted to employees in fiscal 2020 vest 100% on the second anniversary of the grant date. The RSUs granted to employees in fiscal 2021 vest 33% annually on the anniversary of the grant date over three years. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense related to RSUs is recognized ratably over the requisite service period. As of January 29, 2022, there was approximately $2.4 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 1.0 years.

RSU activity for the fiscal year ended January 29, 2022, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 30, 2021	1,169,403	$1.63
Granted	152,815	24.23
Vested	(120,468)	4.19
Forfeited	(274,837)	3.09
Non-Vested at January 29, 2022	926,913	$4.60

Other information related to RSU activity during fiscal 2021, 2020 and 2019 is as follows:

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Weighted average grant date fair value of RSUs (per share)	$24.23	$0.92	$4.32
Total fair value of restricted stock units vested (in thousands)	$2,846	$638	$465

Performance-based restricted stock units — During fiscal 2021, the Company granted 51,892 performance-based restricted stock units (“PSUs”) with a weighted average grant date fair value of $26.72 per share, that are subject to the achievement of specified performance goals over a specified performance period. The performance metrics for the PSUs are EBITDA compared to budgeted EBITDA and a relative shareholder return modifier. The number of PSUs granted represent the shares that could have been achieved had the target-level of achievement been met for the applicable performance metrics. The actual number of shares issued under the PSU awards was determined by the level of achievement of the performance goals and the total shareholder return modifier. During fiscal 2021, the Company did not record compensation expense related to the PSUs, as the performance metric based on EBITDA for fiscal 2021 was not achieved and, as such, no shares were issued with respect to these PSUs.

Stock options —

The Company allows for the settlement of vested stock options on a net share basis (“net share settled stock options”) or on a gross basis with the holder providing cash to cover the option exercise price and the minimum statutory tax withholdings. With net share settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest annually over four years.

Stock option activity for the fiscal year ended January 29, 2022 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at January 30, 2021	173,518	$9.99
Options exercised	(49,454)	7.62
Options forfeited	(38,985)	1.90
Balance at January 29, 2022	85,079	$15.08	3.9	$272
Options Exercisable As of:
January 29, 2022	67,047	$16.89	3.1	$141

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at year-end and the option exercise price, multiplied by the number of in-the-money options at fiscal year-end. As of January 29, 2022, there were 54,829 outstanding in-the-money options. The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. At January 29, 2022, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $38,000, which is expected to be recognized over a weighted average period of 0.5 years.

In fiscal 2019, the Company entered into stock option cancellation agreements with certain members of its management team pursuant to which such individuals surrendered and canceled certain previously granted stock options in order to make additional shares available under the Company’s 2002 Plan for future equity awards. The surrender and cancellation of the stock options was a settlement for no consideration, and the Company recorded the previously unrecognized compensation cost related to the canceled stock options of approximately $861,000 during fiscal 2019. The canceled options that were surrendered had exercise prices that ranged from $7.14 to $25.52.

Other information related to option activity during fiscal 2021, 2020 and 2019 is as follows:

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Weighted average grant date fair value of options granted (per share)	$—	$—	$3.28
Total fair value of stock options vested (in thousands)	$84	$119	$543
Intrinsic value of stock options exercised (in thousands)	$945	$538	$—

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The Company did not grant any stock options in fiscal 2021 or 2020. The weighted averages for key assumptions used in determining the fair value of options granted for the periods indicated below and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Expected price volatility	— %	— %	53%
Risk-free interest rate	— %	— %	2.24%
Expected life	— years	— years	6.3 years
Dividend yield	— %	— %	0%

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

Expected life — The expected life is the period of time over which the options granted are expected to remain outstanding. The Company uses the “simplified” method found in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 to estimate the expected life of stock option grants. Options granted have a maximum term of 10 years. An increase in the expected life will increase compensation expense.

Forfeiture rate — The forfeiture rate is the percentage of options granted that were forfeited or canceled before becoming fully vested. The Company accounts for forfeitures of share-based awards as they occur. An increase in the forfeiture rate will decrease compensation expense.

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”), which was amended in 2006, 2008 and 2016. Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at a 15% discount from fair market value.  During fiscal 2021, no shares of common stock were issued to participants under the ESPP, while in fiscal 2020 and 2019, there were 34,999 and 104,160 shares of common stock, respectively, issued to participants under the ESPP. During fiscal 2020, the Company suspended the ESPP, and during fiscal 2021 the ESPP was terminated.

Note 7 — Retirement Benefit Plan

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which provides retirement benefits for eligible employees. The Company matches 100% of the employee’s elective contributions up to 4% of eligible compensation. The Company’s matching contributions were approximately $1.1 million, $860,000 and $989,000 in fiscal 2021, 2020 and 2019, respectively. The Company has the option to make additional contributions to the 401(k) employee benefit plan on behalf of covered employees; however, no such contributions were made in fiscal 2021, 2020 or 2019.

Note 8 — Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts and sought statutory and punitive damages and attorneys’ fees and costs. On October 21, 2019, the District Court dismissed the matter and ruled that the plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the plaintiffs have standing. On October 16, 2020, the Superior Court affirmed the trial court’s ruling in an unpublished order. On December 29, 2021, the Pennsylvania Supreme Court granted the Company’s Petition for Allowance of Appeal and vacated the Superior Court’s order. Specifically, the Supreme Court remanded the case to the Superior Court to provide its rationale for the denial of the Company’s Petition for Allowance to Appeal. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. The Court held a hearing on the class certification motion on January 14, 2022, and denied the plaintiff’s motion to certify in its entirety. In addition, the Court set a case management conference for April 15, 2022, at which time the Court will set trial and related dates. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Related Party Vendor
Purchases	$—	$—	$19,577
Purchases as a percent of total merchandise purchases	— %	— %	7.6%

Note 10 — Share Repurchase Plans

On September 24, 2018, December 3, 2020, September 2, 2021 and January 6, 2022, the Company announced that its Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $10 million, $20 million, $20 million and $30 million, respectively, of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require the Company to repurchase any specific number of shares, and the Company may terminate the share repurchase plans at any time. As of January 29, 2022, the Company had approximately $32.6 million remaining under share repurchase plans. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Shares repurchased and retired	1,809,321	9,926	807,275
Share repurchase cost	$37,287	$178	$3,657

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021	52 Weeks Ended February 1, 2020
Impairment of leasehold improvements, fixtures and equipment at stores	$754	$3,142	$9,862
Impairment of right-of-use-assets	—	6,245	2,929
Impairment of software projects	—	—	4,695
Impairment of excess store fixtures	—	—	895
Impairment of e-commerce distribution center	—	—	848
Total impairment	$754	$9,387	$19,229

Total impairment, net of tax	$565	$6,948	$15,133
Number of stores with leasehold improvements, fixtures and equipment impairment	4	24	38
Number of stores with right-of-use-asset impairment	—	24	9

Note 12 — New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. The new guidance applies to financial assets measured at amortized cost basis, including receivables that result from revenue transactions and held-to-maturity debt securities. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 for non-accelerated filers, and early adoption is permitted for fiscal years beginning after December 15, 2018. The Company adopted this guidance in the fourth quarter of fiscal 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 13 — Subsequent Event

Subsequent to January 29, 2022, the Company borrowed $20 million under the Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 29, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2022 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 29, 2022.

Attestation Report of the Registered Public Accounting Firm

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included elsewhere in this Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears in “Item 8. Financial Statements and Supplementary Data” and is incorporated by reference to this Item 9A.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors and Executive Officers” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 22, 2022; information concerning executive officers, appearing under the caption “Item 1. Business — Information about our Executive Officers” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters —

Delinquent Section 16(a) Reports” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of January 29, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan (1)	1,011,992	$15.08	1,463,106
Equity compensation plans not approved by security holders	—	—	—
Total	1,011,992	$15.08	1,463,106

(1)

The 1,011,992 securities to be issued includes 85,079 outstanding stock options and 926,913 unvested restricted stock units under the 2002 Equity Incentive Plan. The weighted average exercise price excludes restricted stock units, which have a weighted average exercise price of zero.

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

(a) Financial Statements

The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

(b) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit Number		Description
3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K dated March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746)

4.2	—	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.2+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004)

10.3+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004)

10.4*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K dated March 22, 2006)

10.5*	—	Office Lease Agreement dated April 17, 2015 by and between Kirkland’s and Highwoods Realty, L.P. (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended May 3, 2014)

10.6+*	—	Employment Agreement, effective September 21, 2018, by and between Steve C. Woodward and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2018)

10.7+*	—	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to our Current Report on Form 8-K dated September 24, 2018)

10.8*	—

Logistics Services Agreement dated March 23, 2019, by and between Kirkland’s, Inc. and National Distribution Centers, LLC (Exhibit 10.20 to the Company’s Current Report on Form 10-K for the year ended February 2, 2019)

10.9+*	—	Employment Agreement, effective September 18, 2019 by and between Nicole A. Strain and the Company (Exhibit 10.1 to our Current Report on Form 8-K dated September 19, 2019)

Exhibit Number		Description
10.10*	—

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

10.12+*	—	Form of Performance-Based Restricted Stock Unit Award Agreement (Exhibit 10.14 to the Company's Current Report on Form 10-K for the year ended January 30, 2021)

10.13+*	—	Employment Agreement, effective January 11, 2021, by and between Michael A. Holland and Kirkland's, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 21, 2021)

10.14+*	—

Amendment No. 1 to the Employment Agreement, effective December 20, 2021, by and between Michael A. Holland and Kirkland's, Inc. (Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 21, 2021)

10.15+*	—	Amendment No. 1 to Employment Agreement, effective February 7, 2022 by and between Nicole Strain and Kirkland's, Inc. (Exhibit 10.1 to our Current Report on Form 8-K dated February 8, 2022)

10.16+	—	Summary of Named Executive Officer Compensation

21.1		Subsidiaries of Kirkland’s, Inc.

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	Inline XBRL Instance Document

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 29, 2022, has been formatted in Inline XBRL and contained in Exhibit 101

*	Incorporated by reference.
+	Management contract of compensatory plan or arrangement.

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

KIRKLAND’S, INC.

By:	/S/ Steven C. Woodward
Steven C. Woodward
President, Chief Executive Officer and Director

Date: March 25, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven C. Woodward	President, Chief Executive Officer and Director	03/25/2022
Steven C. Woodward	(Principal Executive Officer)

/S/ Nicole A. Strain	Chief Operating Officer and Chief Financial Officer	03/25/2022
Nicole A. Strain	(Principal Financial and Accounting Officer)

/S/ Steven J. Collins	Director	03/25/2022
Steven J. Collins

/S/ Ann. E. Joyce	Director	03/25/2022
Ann E. Joyce

/S/ Susan S. Lanigan	Director	03/25/2022
Susan S. Lanigan

/S/ R. Wilson Orr, III	Director	03/25/2022
R. Wilson Orr, III

/S/ Jeffery C. Owen	Director	03/25/2022
Jeffery C. Owen

/S/ Charlie Pleas, III	Director	03/25/2022
Charlie Pleas, III

/S/ Chris L. Shimojima	Director	03/25/2022
Chris L. Shimojima