Form 10-Q
period 2022-04-30
KIRKLAND'S, INC
filed 2022-05-31
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2022

or

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

Common Stock, no par value – 12,727,615 shares outstanding as of May 23, 2022.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	April 30,	January 29,	May 1,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$5,382	$25,003	$72,275
Inventories, net	130,855	114,029	76,259
Prepaid expenses and other current assets	10,994	10,537	8,745
Total current assets	147,231	149,569	157,279
Property and equipment:
Equipment	20,012	20,043	20,361
Furniture and fixtures	69,371	69,823	72,001
Leasehold improvements	106,369	106,065	108,307
Computer software and hardware	78,478	77,311	79,837
Projects in progress	2,033	3,366	2,049
Property and equipment, gross	276,263	276,608	282,555
Accumulated depreciation	(228,994)	(226,611)	(222,873)
Property and equipment, net	47,269	49,997	59,682
Operating lease right-of-use assets	134,343	124,684	142,003
Other assets	7,173	6,939	6,036
Total assets	$336,016	$331,189	$365,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,313	$62,535	$53,107
Accrued expenses	24,016	30,811	31,142
Operating lease liabilities	41,531	41,268	44,280
Total current liabilities	112,860	134,614	128,529
Operating lease liabilities	118,658	111,021	135,383
Revolving line of credit	35,000	—	—
Other liabilities	4,291	4,428	5,776
Total liabilities	270,809	250,063	269,688
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 30, 2022, January 29, 2022, and May 1, 2021, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,727,615; 12,631,347; and 14,274,317 shares issued and outstanding at April 30, 2022, January 29, 2022, and May 1, 2021, respectively	174,045	175,856	174,418
Accumulated deficit	(108,838)	(94,730)	(79,106)
Total shareholders’ equity	65,207	81,126	95,312
Total liabilities and shareholders’ equity	$336,016	$331,189	$365,000

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	April 30,	May 1,
	2022	2021
Net sales	$103,285	$123,569
Cost of sales	74,993	83,314
Gross profit	28,292	40,255
Operating expenses:
Compensation and benefits	20,892	19,113
Other operating expenses	16,798	17,475
Depreciation (exclusive of depreciation included in cost of sales)	1,697	1,613
Total operating expenses	39,387	38,201
Operating (loss) income	(11,095)	2,054
Interest expense	156	85
Other income	(72)	(80)
(Loss) income before income taxes	(11,179)	2,049
Income tax (benefit) expense	(3,324)	330
Net (loss) income	$(7,855)	$1,719

(Loss) earnings per share:
Basic	$(0.63)	$0.12
Diluted	$(0.63)	$0.11
Weighted average shares outstanding:
Basic	12,565	14,295
Diluted	12,565	15,445

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 29, 2022	12,631,347	$175,856	$(94,730)	$81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	797,849	—	—	—
Net share settlement of stock options and restricted stock units	(224,320)	(2,375)	—	(2,375)
Stock-based compensation expense	—	548	—	548
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(7,855)	(7,855)
Balance at April 30, 2022	12,727,615	$174,045	$(108,838)	$65,207

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2021	14,292,250	$174,391	$(79,469)	$94,922
Exercise of stock options	10,669	52	—	52
Restricted stock issued	30,087	—	—	—
Net share settlement of stock options and restricted stock units	(11,339)	(257)	—	(257)
Stock-based compensation expense	—	232	—	232
Repurchase and retirement of common stock	(47,350)	—	(1,356)	(1,356)
Net income	—	—	1,719	1,719
Balance at May 1, 2021	14,274,317	$174,418	$(79,106)	$95,312

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	April 30,	May 1,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,855)	$1,719
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	4,499	5,272
Amortization of debt issue costs	23	23
Asset impairment	—	310
Loss (gain) on disposal of property and equipment	191	(4)
Stock-based compensation expense	548	232
Changes in assets and liabilities:
Inventories, net	(16,826)	(14,176)
Prepaid expenses and other current assets	932	(522)
Accounts payable	(14,806)	(2,370)
Accrued expenses	(4,884)	(6,634)
Income taxes (receivable) payable	(3,300)	377
Operating lease assets and liabilities	(1,843)	(8,736)
Other assets and liabilities	(310)	(446)
Net cash used in operating activities	(43,631)	(24,955)

Cash flows from investing activities:
Proceeds from sale of property and equipment	17	13
Capital expenditures	(2,395)	(1,559)
Net cash used in investing activities	(2,378)	(1,546)

Cash flows from financing activities:
Borrowings on revolving line of credit	35,000	—
Cash used in net share settlement of stock options and restricted stock units	(2,375)	(257)
Proceeds received from employee stock option exercises	16	52
Repurchase and retirement of common stock	(6,253)	(1,356)
Net cash provided by (used in) financing activities	26,388	(1,561)

Cash and cash equivalents:
Net decrease	(19,621)	(28,062)
Beginning of the period	25,003	100,337
End of the period	$5,382	$72,275

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$887	$700

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 360 stores in 35 states as of April 30, 2022, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

Principles of consolidation — The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and pursuant to the reporting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2022.

Macroeconomic conditions — Economic disruption, inflation, uncertainty, volatility and the COVID-19 pandemic have affected the Company’s business operations. As a result, if these conditions persist and/or worsen, the Company’s accounting estimates and assumptions could be impacted in subsequent periods, and it is reasonably possible such changes could be significant.

Seasonality — The results of the Company’s operations for the 13-week period ended April 30, 2022 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year — The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2022 represents the 52 weeks ending on January 28, 2023 and fiscal 2021 represents the 52 weeks ended on January 29, 2022.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.2 million, $1.4 million and $1.6 million reserved for sales returns at April 30, 2022, January 29, 2022 and May 1, 2021, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $546,000, $697,000 and $709,000 at April 30, 2022, January 29, 2022, and May 1, 2021, respectively.

Deferred e-commerce revenue —The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $0.9 million, $1.0 million and $1.5 million at April 30, 2022, January 29, 2022 and May 1, 2021, respectively. The related contract assets, reflected in inventory on the condensed consolidated balance sheets, totaled approximately $422,000, $518,000 and $715,000 at April 30, 2022, January 29, 2022 and May 1, 2021, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	April 30, 2022	January 29, 2022	May 1, 2021
Gift card liability, net of estimated breakage (included in accrued expenses)	$14,015	$14,761	$12,586

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended
	April 30, 2022	May 1, 2021
Gift card breakage revenue (included in net sales)	$202	$216
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,940	2,080

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606 Revenue from Contracts with Customers. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.2 million, $1.3 million and $1.2 million at April 30, 2022, January 29, 2022 and May 1, 2021, respectively.

Note 3 – Income Taxes

For the 13-week periods ended April 30, 2022 and May 1, 2021, the Company recorded an income tax benefit of approximately $3.3 million, or 29.7% of the loss before income taxes and expense of approximately $330,000, or 16.1% of income before income taxes, respectively. The change in income taxes for the 13-week period ended April 30, 2022, compared to the prior year period, was primarily due to the loss before income taxes and the tax benefit related to stock compensation in the current year period.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of April 30, 2022 and May 1, 2021, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period presented. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted (loss) earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted (loss) earnings per share, because to do so would have been antidilutive, were approximately 789,000 shares and 50,000 shares for the 13-week periods ended April 30, 2022 and May 1, 2021, respectively.

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

The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions, including forecasts of projected financial information that would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents (Level 2 input) to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant (Level 2 input) to quantify fair value for other long-lived assets. During the 13-week period ended May 1, 2021, the Company recorded an impairment charge of approximately $310,000 for fixtures and equipment at two stores which is included within other operating expenses on the condensed consolidated statement of operations. No impairment charge was recorded for the 13-week period ended April 30, 2022.

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts and sought statutory and punitive damages and attorneys’ fees and costs. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the Plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the Plaintiffs have standing. The Company appealed that ruling, and on April 27, 2022, the Superior Court of Pennsylvania granted the Company’s petition for permission to appeal. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on May 26, 2022, the Ninth Circuit granted the plaintiff’s petition for permission to appeal. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended
	April 30, 2022	May 1, 2021
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$548	$232
Restricted stock units granted	240,400	119,663

During the 13-week periods ended April 30, 2022 and May 1, 2021, the Company also granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals over a specified performance period. The performance metrics for the PSUs are earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to target EBITDA and also include a relative shareholder return modifier. The Company currently estimates that no shares will be issued with respect to the PSUs granted in fiscal 2021 or 2022.

Note 8 – Share Repurchase Plan

 On December 3, 2020, September 2, 2021, and January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of April 30, 2022, the Company had approximately $26.3 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended
	April 30, 2022	May 1, 2021
Shares repurchased and retired	479,966	47,350
Share repurchase cost	$6,253	$1,356

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

As of April 30, 2022, the Company was in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were $35.0 million in outstanding borrowings and no letters of credit outstanding with approximately $40.0 million available for borrowing as of April 30, 2022.

Note 10 – New Accounting Pronouncements

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

Note 11 — Subsequent Event

Subsequent to April 30, 2022, the Company borrowed an additional $5.0 million under the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week periods ended April 30, 2022 and May 1, 2021. For a comparison of our results of operations for the 52-week periods ended January 29, 2022 and January 30, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC on March 25, 2022. This discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Except for historical information contained herein, certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar expressions, involve known and unknown risks and uncertainties, which may cause our actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the Company’s progress and anticipated progress towards its short-term and long-term objectives including its brand transformation strategy, the timing of normalized macroeconomic conditions from the impacts of global geopolitical unrest and the COVID-19 pandemic on the Company’s revenues, inventory and supply chain, the effectiveness of the Company’s marketing campaigns, risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact, the Company’s ability to retain its senior management team, continued volatility in the price of the Company’s common stock, the competitive environment in the home décor industry in general and in our specific market areas, inflation, fluctuations in cost and availability of inventory, interruptions in supply chain and distribution systems, including our e-commerce systems and channels, the ability to control employment and other operating costs, availability of suitable retail locations and other growth opportunities, disruptions in information technology systems including the potential for security breaches of our information or our customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K filed on March 25, 2022 and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a specialty retailer of home furnishings in the United States. As of April 30, 2022, we operated a total of 360 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

 Macroeconomic Conditions

Economic disruption, inflation, uncertainty, volatility and the COVID-19 pandemic have affected the Company’s business operations. We continue to closely monitor the impact of these macroeconomic conditions on all facets of our business, which includes the impact on our employees, customers, suppliers, vendors, business partners and supply chain networks. While the duration and extent of these conditions and their impact on the global economy remains uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows will continue to be materially impacted.

There are numerous uncertainties surrounding macroeconomic conditions and their impact on the economy and our business, as further described in “Item 1A. Risk Factors” of our 2021 Annual Report on Form 10-K for the fiscal year ended January 29, 2022, which makes it difficult to predict the impact on our business, financial position, or results of operations in fiscal 2022 and beyond. We cannot predict these uncertainties, or the corresponding impacts on our business, at this time.

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

Store Rationalization

Our store rationalization strategy includes refreshing mid and high-performing stores and exiting or relocating low-performing stores to better locations. We are prioritizing sustained improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate additional store closures and limited store openings as we execute our store rationalization strategy over the next several years. We believe our ideal store count should be approximately 350 stores.

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended
	April 30, 2022	May 1, 2021
New store openings	—	2
Permanent store closures	1	5
Store relocations	—	1
Decrease in store units	(0.3)%	(0.8)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	April 30, 2022	May 1, 2021
Number of stores	360	370
Square footage	2,882,134	2,961,518
Average square footage per store	8,006	8,004

13-Week Period Ended April 30, 2022 Compared to the 13-Week Period Ended May 1, 2021

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	April 30, 2022		May 1, 2021		Change
	$	%	$	%	$	%
Net sales	$103,285	100.0%	$123,569	100.0%	$(20,284)	(16.4)%
Cost of sales	74,993	72.6	83,314	67.4	(8,321)	(10.0)
Gross profit	28,292	27.4	40,255	32.6	(11,963)	(29.7)
Operating expenses:
Compensation and benefits	20,892	20.2	19,113	15.5	1,779	9.3
Other operating expenses	16,798	16.3	17,475	14.1	(677)	(3.9)
Depreciation (exclusive of depreciation included in cost of sales)	1,697	1.6	1,613	1.2	84	5.2
Total operating expenses	39,387	38.1	38,201	30.9	1,186	3.1
Operating (loss) income	(11,095)	(10.7)	2,054	1.7	(13,149)	(640.2)
Interest expense	156	0.2	85	0.1	71	83.5
Other income	(72)	(0.1)	(80)	(0.1)	8	(10.0)
(Loss) income before income taxes	(11,179)	(10.8)	2,049	1.7	(13,228)	(645.6)
Income tax (benefit) expense	(3,324)	(3.2)	330	0.3	(3,654)	(1,107.3)
Net (loss) income	$(7,855)	(7.6)%	$1,719	1.4%	$(9,574)	(557.0)%

Net sales. Net sales decreased 16.4% to $103.3 million for the first 13 weeks of fiscal 2022 compared to $123.6 million for the prior year period driven by an overall decrease in consumer discretionary spending and lower traffic and conversion in stores and online. Comparable sales, including e-commerce sales, decreased 15.8%, or $19.1 million, for the first 13 weeks of fiscal 2022 compared to the prior year period. Comparable sales, including e-commerce sales, increased 75.3% in the prior year period mainly due to COVID-19 store closures in the first 13 weeks of fiscal 2020. For the first 13 weeks of fiscal 2022, e-commerce comparable sales decreased 23.6% compared to the prior year period due to macroeconomic conditions impacting the home furnishing industry leading to lower online traffic and conversion.

Gross profit. Gross profit as a percentage of net sales decreased 520 basis points from 32.6% in the first 13 weeks of fiscal 2021 to 27.4% in the first 13 weeks of fiscal 2022. The overall decrease in gross profit margin was due to unfavorable store occupancy costs, landed product margin, other cost of sales including inventory damages and shrink, distribution center costs and outbound freight costs, partially offset by favorable ecommerce shipping expenses. Store occupancy and depreciation costs increased approximately 240 basis points as a percentage of net sales due to the sales deleverage on these fixed costs. Landed product margin decreased approximately 80 basis points from 57.4% in the first 13 weeks of fiscal 2021 to 56.6% in the first 13 weeks of fiscal 2022, mainly due to lower discounting offsetting some of the expected incremental freight costs. Other cost of sales increased approximately 130 basis points as a percentage of net sales mainly due to increased damages with the increased inventory levels. Distribution center costs increased approximately 50 basis points as a percentage of net sales due to wage inflation and reduced productivity from higher inventory levels and implementation of a new warehouse management system. Outbound freight costs increased approximately 30 basis points as a percentage of net sales due primarily to rate and fuel inflation. Ecommerce shipping costs remained relatively flat at a 10 basis points decrease as a percentage of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 470 basis points from 15.5% in the first 13 weeks of fiscal 2021 to 20.2% in the first 13 weeks of fiscal 2022 primarily due to the deleverage of store and corporate payroll expenses along with higher employee benefits expenses.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 220 basis points from 14.1% in the first 13 weeks of fiscal 2021 to 16.3% in the first 13 weeks of fiscal 2022. The increase as a percentage of net sales was primarily related to the decline in net sales, which deleveraged advertising expenses and other fixed costs.

Income tax (benefit) expense. We recorded an income tax benefit of approximately $3.3 million, or 29.7% of the loss before income taxes, during the first 13 weeks of fiscal 2022, compared to an income tax expense of approximately $330,000 or 16.1% of income before income taxes, during the prior year period. The change in income taxes for the 13-week period ended April 30, 2022, compared to the prior year period, was primarily due the loss before income taxes and the tax benefit related to stock compensation in the current year period.

Net (loss) income and (loss) earnings per share. We reported net loss of $7.9 million, or $0.63 per diluted share, for the first 13 weeks of fiscal 2022 as compared to net income of $1.7 million, or $0.11 per diluted share, for the first 13 weeks of fiscal 2021.

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

We define EBITDA as net income or loss before interest, provision for income tax, and depreciation and amortization, adjusted EBITDA as EBITDA with non-GAAP adjustments and adjusted operating (loss) income as operating (loss) income with non-GAAP adjustments. We define adjusted net (loss) income and adjusted diluted (loss) earnings per share by adjusting the applicable GAAP financial measures for non-GAAP adjustments.

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

The following table shows a reconciliation of operating (loss) income to EBITDA, adjusted EBITDA and adjusted operating (loss) income for the 13-week periods ended April 30, 2022 and May 1, 2021 and a reconciliation of net (loss) income and diluted (loss) earnings per share to adjusted net (loss) income and adjusted diluted (loss) earnings per share for the 13-week periods ended April 30, 2022 and May 1, 2021:

	13-Week Period Ended
	April 30, 2022	May 1, 2021
Operating (loss) income	$(11,095)	$2,054
Depreciation and amortization	4,499	5,272
EBITDA	(6,596)	7,326
Non-GAAP adjustments:
Total adjustments in cost of sales(1)	208	(489)
Asset impairment(2)	—	310
Stock-based compensation expense(3)	548	232
Severance charges(4)	13	280
Total adjustments in operating expenses	561	822
Total non-GAAP adjustments	769	333
Adjusted EBITDA	(5,827)	7,659
Depreciation and amortization	4,499	5,272
Adjusted operating (loss) income	$(10,326)	$2,387

Net (loss) income	$(7,855)	$1,719
Non-GAAP adjustments, net of tax:
Total adjustments in cost of sales(1)	155	(368)
Asset impairment(2)	—	234
Stock-based compensation expense, including tax impact(3)	(261)	72
Severance charges(4)	9	211
Total adjustments in operating expenses	(252)	517
Tax valuation allowance(5)	215	(74)
Total non-GAAP adjustments, net of tax	118	75
Adjusted net (loss) income	$(7,737)	$1,794

Diluted (loss) earnings per share	$(0.63)	$0.11
Adjusted diluted (loss) earnings per share	$(0.62)	$0.12

Diluted weighted average shares outstanding	12,565	15,445
Adjusted diluted weighted average shares outstanding	12,565	15,445

(1)	Costs associated with asset disposals, closed stores and lease termination costs and any gains on lease terminations.
(2)	Asset impairment charges are related to property and equipment.
(3)	Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(4)	Severance charges include expenses related to severance agreements and permanent store closure compensation costs.
(5)	To remove the impact of the change in our valuation allowance against deferred tax assets.

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

Cash flows from operating activities. Net cash used in operating activities was approximately $43.6 million and $25.0 million during the first 13 weeks of fiscal 2022 and the first 13 weeks of fiscal 2021, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash used in operations as compared to the prior year period was mainly due to a decline in operating performance and working capital changes including a decline in accounts payable and increased inventory levels.

Cash flows from investing activities. Net cash used in investing activities for the first 13 weeks of fiscal 2022 consisted mainly of $2.4 million in capital expenditures as compared to $1.6 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	13-Week Period Ended
	April 30, 2022	May 1, 2021
Technology and omni-channel projects	$1,301	$569
Distribution center and supply chain enhancements	585	262
Existing stores	472	176
Corporate	58	33
New and relocated stores	(21)	519
Total capital expenditures	$2,395	$1,559

The capital expenditures in the current year period related primarily to technology and omni-channel projects, distribution center and supply chain enhancements and the remodel and maintenance of existing stores. Capital expenditures in the prior year period related primarily to technology and omni-channel projects, as well as the opening of two new stores and one relocated store during the period.

Cash flows from financing activities. During the first 13 weeks of fiscal 2022, net cash provided by financing activities was $26.4 million, as we borrowed $35.0 million under our revolving credit facility, which was partially offset by the repurchase and retirement of our common stock pursuant to our share repurchase plan of $6.3 million. During the first 13 weeks of fiscal 2021, net cash used in financing activities was approximately $1.6 million primarily related to the repurchase and retirement of our common stock pursuant to our share repurchase plan of $1.4 million.

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

Borrowings under the Credit Agreement are subject to certain conditions, contains customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreement may be declared immediately due and payable. The maximum availability under the Credit Agreement is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

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

As of April 30, 2022, we were in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were approximately $35.0 million of outstanding borrowings and no letters of credit outstanding with approximately $40.0 million available for borrowing as of April 30, 2022. Subsequent to April 30, 2022, we borrowed an additional $5.0 million under the Credit Agreement.

As of April 30, 2022, our balance of cash and cash equivalents was approximately $5.4 million. We believe that the combination of our cash balances, cash flow from operations and availability under our Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements through the end of fiscal 2022 and over the next several fiscal years.

Share repurchase plan. On December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of April 30, 2022, we had approximately $26.3 million remaining under the current share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended
	April 30, 2022	May 1, 2021
Shares repurchased and retired	479,966	47,350
Share repurchase cost	$6,253	$1,356

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies during the first 13 weeks of fiscal 2022. Refer to our Annual Report for a summary of our critical accounting policies.

New Accounting Pronouncements

See Note 10 – New Accounting Pronouncements in the condensed consolidated financial statements for accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 30, 2022, we had $35.0 million in outstanding borrowings under our Credit Agreement. As of May 1, 2021, we had no outstanding borrowings under our Credit Agreement. We borrowed $35.0 million under our Credit Agreement during the first 13 weeks of fiscal 2022, and we had no borrowings or repayments under our Credit Agreement during the first 13 weeks of fiscal 2021. Subsequent to April 30, 2022, we borrowed an additional $5 million under our Credit Agreement. We are exposed to interest rate changes, primarily as a result of borrowings under our Credit Agreement, as discussed in Note 9 — Senior Credit Facility in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of April 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of April 30, 2022, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

The risk factors described in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 29, 2022, should be carefully considered together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in the Annual Report. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

Shares of common stock repurchased by the Company during the 13-week period ended April 30, 2022 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (in 000s)
January 30, 2022 to February 26, 2022	190,000	$15.54	190,000	$29,604
February 27, 2022 to April 2, 2022	249,966	11.77	249,966	26,663
April 3, 2022 to April 30, 2022	40,000	8.97	40,000	26,304
	479,966	$13.03	479,966	$26,304

On December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time.

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

KIRKLAND’S, INC.
Date: May 31, 2022	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer, and Director
Date: May 31, 2022	/s/ Nicole A. Strain
Nicole A. Strain Executive Vice President, Chief Operating Officer and Chief Financial Officer