Form 10-Q
period 2022-07-30
KIRKLAND'S, INC
filed 2022-08-30
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 30, 2022

or

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

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

Common Stock, no par value – 12,754,368 shares outstanding as of August 23, 2022.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	July 30,	January 29,	July 31,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$10,330	$25,003	$45,248
Inventories, net	141,702	114,029	92,017
Prepaid expenses and other current assets	7,273	10,537	8,779
Total current assets	159,305	149,569	146,044
Property and equipment:
Equipment	19,953	20,043	20,367
Furniture and fixtures	68,653	69,823	71,584
Leasehold improvements	106,109	106,065	107,993
Computer software and hardware	78,886	77,311	80,647
Projects in progress	3,835	3,366	2,666
Property and equipment, gross	277,436	276,608	283,257
Accumulated depreciation	(231,502)	(226,611)	(226,925)
Property and equipment, net	45,934	49,997	56,332
Operating lease right-of-use assets	140,310	124,684	136,381
Other assets	7,891	6,939	6,368
Total assets	$353,440	$331,189	$345,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,569	$62,535	$50,890
Accrued expenses	27,636	30,811	30,895
Operating lease liabilities	40,801	41,268	42,772
Total current liabilities	130,006	134,614	124,557
Operating lease liabilities	123,426	111,021	129,985
Revolving line of credit	55,000	—	—
Other liabilities	4,897	4,428	5,981
Total liabilities	313,329	250,063	260,523
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 30, 2022, January 29, 2022, and July 31, 2021, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,754,368; 12,631,347; and 13,805,130 shares issued and outstanding at July 30, 2022, January 29, 2022, and July 31, 2021, respectively	174,654	175,856	175,090
Accumulated deficit	(134,543)	(94,730)	(90,488)
Total shareholders’ equity	40,111	81,126	84,602
Total liabilities and shareholders’ equity	$353,440	$331,189	$345,125

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net sales	$102,101	$114,790	$205,386	$238,359
Cost of sales	83,576	75,092	158,569	158,406
Gross profit	18,525	39,698	46,817	79,953
Operating expenses:
Compensation and benefits	21,507	21,664	42,399	40,777
Other operating expenses	17,222	16,181	34,020	33,656
Depreciation (exclusive of depreciation included in cost of sales)	1,596	1,630	3,293	3,243
Total operating expenses	40,325	39,475	79,712	77,676
Operating (loss) income	(21,800)	223	(32,895)	2,277
Interest expense	366	76	522	161
Other income	(83)	(75)	(155)	(155)
(Loss) income before income taxes	(22,083)	222	(33,262)	2,271
Income tax expense (benefit)	3,622	(404)	298	(74)
Net (loss) income	$(25,705)	$626	$(33,560)	$2,345

(Loss) earnings per share:
Basic	$(2.02)	$0.04	$(2.65)	$0.16
Diluted	$(2.02)	$0.04	$(2.65)	$0.15
Weighted average shares outstanding:
Basic	12,740	14,163	12,653	14,229
Diluted	12,740	15,161	12,653	15,298

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 29, 2022	12,631,347	$175,856	$(94,730)	$81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	797,849	—	—	—
Net share settlement of stock options and restricted stock units	(224,320)	(2,375)	—	(2,375)
Stock-based compensation expense	—	548	—	548
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(7,855)	(7,855)
Balance at April 30, 2022	12,727,615	$174,045	$(108,838)	$65,207
Restricted stock issued	28,574	—	—	—
Net share settlement of restricted stock units	(1,821)	(8)	—	(8)
Stock-based compensation expense	—	617	—	617
Net loss	—	—	(25,705)	(25,705)
Balance at July 30, 2022	12,754,368	174,654	(134,543)	40,111

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2021	14,292,250	$174,391	$(79,469)	$94,922
Exercise of stock options	10,669	52	—	52
Restricted stock issued	30,087	—	—	—
Net share settlement of stock options and restricted stock units	(11,339)	(257)	—	(257)
Stock-based compensation expense	—	232	—	232
Repurchase and retirement of common stock	(47,350)	—	(1,356)	(1,356)
Net income	—	—	1,719	1,719
Balance at May 1, 2021	14,274,317	$174,418	$(79,106)	$95,312
Exercise of stock options	20,168	$94	$—	$94
Restricted stock issued	79,775	—	—	—
Net share settlement of restricted stock units	(7,582)	(73)	—	(73)
Stock-based compensation expense	—	651	—	651
Repurchase and retirement of common stock	(561,548)	—	(12,008)	(12,008)
Net Income	—	—	626	626
Balance at July 31, 2021	13,805,130	175,090	(90,488)	84,602

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	July 30,	July 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(33,560)	$2,345
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property and equipment	8,837	10,486
Amortization of debt issue costs	46	46
Asset impairment	228	310
Loss on disposal of property and equipment	183	5
Stock-based compensation expense	1,165	883
Changes in assets and liabilities:
Inventories, net	(27,673)	(29,934)
Prepaid expenses and other current assets	3,489	111
Accounts payable	(1,165)	(4,619)
Accrued expenses	(1,264)	(4,648)
Income taxes receivable	(2,136)	(2,523)
Operating lease assets and liabilities	(3,840)	(9,837)
Other assets and liabilities	(377)	(779)
Net cash used in operating activities	(56,067)	(38,154)

Cash flows from investing activities:
Proceeds from sale of property and equipment	33	15
Capital expenditures	(5,019)	(3,402)
Net cash used in investing activities	(4,986)	(3,387)

Cash flows from financing activities:
Borrowings on revolving line of credit	55,000	—
Cash used in net share settlement of stock options and restricted stock units	(2,383)	(330)
Proceeds received from employee stock option exercises	16	146
Repurchase and retirement of common stock	(6,253)	(13,364)
Net cash provided by (used in) financing activities	46,380	(13,548)

Cash and cash equivalents:
Net decrease	(14,673)	(55,089)
Beginning of the period	25,003	100,337
End of the period	$10,330	$45,248

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$1,502	$732

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”) is a specialty retailer of home décor in the United States operating 356 stores in 35 states as of July 30, 2022, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Seasonality — The results of the Company’s operations for the 13-week and 26-week periods ended July 30, 2022 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.4 million, $1.4 million and $1.5 million reserved for sales returns at July 30, 2022, January 29, 2022 and July 31, 2021, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $742,000, $697,000 and $666,000 at July 30, 2022, January 29, 2022, and July 31, 2021, respectively.

Deferred e-commerce revenue —The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.2 million, $1.0 million and $1.0 million at July 30, 2022,

January 29, 2022 and July 31, 2021, respectively. The related contract assets, reflected in inventory on the condensed consolidated balance sheets, totaled approximately $656,000, $518,000 and $448,000 at July 30, 2022, January 29, 2022 and July 31, 2021, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	July 30, 2022	January 29, 2022	July 31, 2021
Gift card liability, net of estimated breakage (included in accrued expenses)	$13,981	$14,761	$12,802

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Gift card breakage revenue (included in net sales)	$191	$195	$393	$411
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,572	1,411	3,157	3,357

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606 Revenue from Contracts with Customers. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.0 million, $1.3 million and $825,000 at July 30, 2022, January 29, 2022 and July 31, 2021, respectively.

Note 3 – Income Taxes

For the 13-week periods ended July 30, 2022 and July 31, 2021, the Company recorded income tax expense of approximately $3.6 million, or 16.4% of the loss before income taxes, and a tax benefit of approximately $404,000, or 182.0% of income before income taxes, respectively. The change in income taxes for the 13-week period ended July 30, 2022, compared to the prior year period, was primarily due to the federal net operating loss carry-forward now projected by the Company for fiscal 2022, which is fully offset by a valuation allowance. This change in estimate caused the reversal of the tax benefit recorded in the first quarter of fiscal 2022.

For the 26-week periods ended July 30, 2022 and July 31, 2021, the Company recorded income tax expense of $298,000, or 0.9% of the loss before income taxes, and an income tax benefit of $74,000, or 3.3% of income before income taxes, respectively. Income taxes for the 26-week periods ended July 30, 2022 and July 31, 2021 were minimal due to valuation allowances against deferred tax assets.

Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes. A reconciliation of income tax expense (benefit) at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	13-Week Period Ended		26-Week Period Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Tax at federal statutory rate	$(4,637)	$47	$(6,985)	$477
State income taxes, net of federal benefit	(12)	1	(466)	66
Tax credits	(181)	(2)	(126)	(6)
Executive compensation	205	1	116	15
Stock based compensation programs	117	(415)	(553)	(517)
Valuation allowance	8,092	(36)	8,307	(110)
Other	38	—	5	1
Income tax expense (benefit)	$3,622	$(404)	$298	$(74)

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of July 30, 2022 and July 31, 2021, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period presented. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted (loss) earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted (loss) earnings per share, because to do so would have been antidilutive, were approximately 471,000 shares and 83,000 shares for the 13-week periods ended July 30, 2022 and July 31, 2021, respectively, and 630,000 shares and 123,000 shares for the 26-week periods ended July 30, 2022 and July 31, 2021, respectively.

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

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts and sought statutory and punitive damages and attorneys’ fees and costs. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the plaintiffs have standing. The Company appealed that ruling, and on April 27, 2022, the Superior Court of Pennsylvania granted the Company’s petition for permission to appeal. On August 4, 2022, the Company filed its Appellate Brief with the Superior Court of Pennsylvania. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on May 26, 2022, the Ninth Circuit granted the plaintiff’s petition for permission to appeal. The Court has stayed the entire case pending the appeal. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

The Company was named as a defendant in a putative class action filed on August 23, 2022 in the United States District Court for the Southern District of New York, Sicard v. Kirkland’s Stores, Inc. The complaint alleges, on behalf of Sicard and all other hourly store employees based in New York, that Kirkland’s violated New York Labor Law Section 191 by failing to pay him and the putative class members their wages within seven calendar days after the end of the week in which those wages were earned, rather than on a bi-weekly basis. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		26-Week Period Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$617	$651	$1,165	$883
Restricted stock units granted	119,400	33,152	359,800	152,815

During the 13-week and 26-week periods ended July 30, 2022 and July 31, 2021, the Company also granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals over a specified performance period. The performance metrics for the PSUs are earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to target EBITDA and also include a relative shareholder return modifier. The Company currently estimates that no shares will be issued with respect to the PSUs granted in fiscal 2021 or 2022.

Note 8 – Share Repurchase Plan

On December 3, 2020, September 2, 2021, and January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of July 30, 2022, the Company had approximately $26.3 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Shares repurchased and retired	—	561,548	479,966	608,898
Share repurchase cost	$—	$12,008	$6,253	$13,364

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

As of July 30, 2022, the Company was in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were $55.0 million in outstanding borrowings and no letters of credit outstanding with approximately $20.0 million available for borrowing as of July 30, 2022.

Note 10 – New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates, and, particularly, the risk of cessation of the LIBOR related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

Note 11 — Subsequent Event

Subsequent to July 30, 2022, the Company borrowed an additional $5.0 million under the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week and 26-week periods ended July 30, 2022 and July 31, 2021. For a comparison of our results of operations for the 52-week periods ended January 29, 2022 and January 30, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC on March 25, 2022. This discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Except for historical information contained herein, certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar expressions, involve known and unknown risks and uncertainties, which may cause our actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its brand transformation strategy, the timing of normalized macroeconomic conditions from the impacts of global geopolitical unrest and the COVID-19 pandemic on the Company’s revenues, inventory and supply chain, the effectiveness of the Company’s marketing campaigns, risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact, the Company’s ability to retain its senior management team, continued volatility in the price of the Company’s common stock, the competitive environment in the home décor industry in general and in our specific market areas, inflation, fluctuations in cost and availability of inventory, interruptions in supply chain and distribution systems, including our e-commerce systems and channels, the ability to control employment and other operating costs, availability of suitable retail locations and other growth opportunities, disruptions in information technology systems including the potential for security breaches of our information or our customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K filed on March 25, 2022 and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a specialty retailer of home furnishings in the United States. As of July 30, 2022, we operated a total of 356 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

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

Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue, revenue earned from our private label credit card program and excludes sales taxes. Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components, including: landed product cost (including inbound freight), damages, inventory shrinkage, store occupancy costs (including rent and depreciation of leasehold improvements and other property and equipment), outbound freight costs to stores, e-commerce shipping expenses and central distribution costs (including operational costs and depreciation of leasehold improvements and other property and equipment). Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

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

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
New store openings	—	—	—	2
Permanent store closures	4	1	5	6
Store relocations	—	—	—	1
Decrease in store units	(1.1)%	(0.3)%	(1.4)%	(1.1)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	July 30, 2022	July 31, 2021
Number of stores	356	369
Square footage	2,852,601	2,955,827
Average square footage per store	8,013	8,010

13-Week Period Ended July 30, 2022 Compared to the 13-Week Period Ended July 31, 2021

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	July 30, 2022		July 31, 2021		Change
	$	%	$	%	$	%
Net sales	$102,101	100.0%	$114,790	100.0%	$(12,689)	(11.1)%
Cost of sales	83,576	81.9	75,092	65.4	8,484	11.3
Gross profit	18,525	18.1	39,698	34.6	(21,173)	(53.3)
Operating expenses:
Compensation and benefits	21,507	21.1	21,664	18.9	(157)	(0.7)
Other operating expenses	17,222	16.9	16,181	14.1	1,041	6.4
Depreciation (exclusive of depreciation included in cost of sales)	1,596	1.5	1,630	1.4	(34)	(2.1)
Total operating expenses	40,325	39.5	39,475	34.4	850	2.2
Operating (loss) income	(21,800)	(21.4)	223	0.2	(22,023)	(9,875.8)
Interest expense	366	0.3	76	0.1	290	381.6
Other income	(83)	(0.1)	(75)	(0.1)	(8)	10.7
(Loss) income before income taxes	(22,083)	(21.6)	222	0.2	(22,305)	(10,047.3)
Income tax expense (benefit)	3,622	3.6	(404)	(0.3)	4,026	(996.5)
Net (loss) income	$(25,705)	(25.2)%	$626	0.5%	$(26,331)	(4,206.2)%

Net sales. Net sales decreased 11.1% to $102.1 million for the second 13 weeks of fiscal 2022 compared to $114.8 million for the prior year period. Comparable sales, including e-commerce sales, decreased 8.6%, or $9.5 million, for the second 13 weeks of fiscal 2022 compared to the prior year period. Comparable sales, including e-commerce sales, decreased 5.2% in the prior year period. For the second 13 weeks of fiscal 2022, e-commerce comparable sales decreased 9.1% compared to the prior year period. The decreases in comparable sales are driven by lower traffic and conversion, partially offset by an increase in average ticket.

Gross profit. Gross profit as a percentage of net sales decreased 1,650 basis points from 34.6% in the second 13 weeks of fiscal 2021 to 18.1% in the second 13 weeks of fiscal 2022. The overall decrease in gross profit margin was due to unfavorable landed product margin, store occupancy costs, outbound freight costs, distribution center costs, other cost of sales, including inventory shrinkage and damages, and ecommerce shipping costs. Landed product margin decreased approximately 1,070 basis points from 59.8% in the second 13 weeks of fiscal 2021 to 49.1% in the second 13 weeks of fiscal 2022, mainly due to the impact of discounting product to move through inventory. Store occupancy and depreciation costs increased approximately 170 basis points as a percentage of net sales due to the sales deleverage on these fixed costs. Outbound freight costs increased approximately 160 basis points as a percentage of net sales due primarily to rate and fuel inflation and increased routes to move more inventory. Distribution center costs increased approximately 150 basis points as a percentage of net sales due to increased temporary labor costs and reduced productivity from higher inventory levels and additional offsite inventory storage locations. Other cost of sales, including inventory shrinkage and damages, increased approximately 90 basis points mainly as a result of increased inventory shrinkage due to the higher inventory levels. E-commerce shipping costs remained relatively flat at a 10 basis points increase as a percentage of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 220 basis points from 18.9% in the second 13 weeks of fiscal 2021 to 21.1% in the second 13 weeks of fiscal 2022 primarily due to sales deleverage.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 280 basis points from 14.1% in the second 13 weeks of fiscal 2021 to 16.9% in the second 13 weeks of fiscal 2022. The increase as a percentage of net sales was primarily related to the decline in net sales, which deleveraged advertising expenses and other fixed costs along with increased insurance expenses.

Income tax expense (benefit). We recorded income tax expense of approximately $3.6 million, or 16.4% of the loss before income taxes, during the second 13 weeks of fiscal 2022, compared to an income tax benefit of approximately $404,000 or 182.0% of income before income taxes, during the prior year period. The change in the tax rate for the second 13 weeks of fiscal 2022 compared to the prior period was primarily due to the federal net operating loss carryforward now projected by the Company for fiscal 2022, which is fully offset by a valuation allowance. This change in estimate caused the reversal of the tax benefit recorded in the first quarter of fiscal 2022.

Net (loss) income and (loss) earnings per share. We reported net loss of $25.7 million, or $2.02 per diluted share, for the second 13 weeks of fiscal 2022 as compared to net income of $0.6 million, or $0.04 per diluted share, for the second 13 weeks of fiscal 2021.

26-Week Period Ended July 30, 2022 Compared to the 26-Week Period Ended July 31, 2021

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	July 30, 2022		July 31, 2021		Change
	$	%	$	%	$	%
Net sales	$205,386	100.0%	$238,359	100.0%	$(32,973)	(13.8)%
Cost of sales	158,569	77.2	158,406	66.5	163	0.1
Gross profit	46,817	22.8	79,953	33.5	(33,136)	(41.4)
Operating expenses:
Compensation and benefits	42,399	20.6	40,777	17.1	1,622	4.0
Other operating expenses	34,020	16.6	33,656	14.1	364	1.1
Depreciation (exclusive of depreciation included in cost of sales)	3,293	1.6	3,243	1.3	50	1.5
Total operating expenses	79,712	38.8	77,676	32.5	2,036	2.6
Operating (loss) income	(32,895)	(16.0)	2,277	1.0	(35,172)	(1,544.7)
Interest expense	522	0.3	161	0.1	361	224.2
Other income	(155)	(0.1)	(155)	(0.1)	—	—
(Loss) income before income taxes	(33,262)	(16.2)	2,271	1.0	(35,533)	(1,564.6)
Income tax expense (benefit)	298	0.1	(74)	-	372	(502.7)
Net (loss) income	$(33,560)	(16.3)%	$2,345	1.0%	$(35,905)	(1,531.1)%

Net sales. Net sales decreased 13.8% to $205.4 million for the first 26 weeks of fiscal 2022 compared to $238.4 million for the prior year period. Comparable sales, including e-commerce sales, decreased 12.4%, or $28.7 million for the first 26 weeks of fiscal 2022 compared to the prior year period. Comparable sales, including e-commerce sales, increased 24.6% in the prior year period. For the first 26 weeks of fiscal 2022, e-commerce comparable sales decreased 16.9%. The decreases in comparable sales is primarily due to a decrease in traffic and conversion in stores and online, partially offset by an increase in average ticket.

Gross profit. Gross profit as a percentage of net sales decreased 1,070 basis points from 33.5% in the first 26 weeks of fiscal 2021 to 22.8% in the first 26 weeks of fiscal 2022. The overall decrease in gross profit margin was due to unfavorable landed product margin, store occupancy costs, other cost of sales, including inventory shrinkage and damages, distribution center costs and store outbound freight costs, slightly offset by favorable e-commerce shipping expenses. Landed product margin decreased approximately 570 basis points from 58.6% in the first 26 weeks of fiscal 2021 to 52.9% in the first 26 weeks of fiscal 2022 mainly due to the impact of discounting product to move through inventory, as well as increased incremental inbound freight costs. Store occupancy and depreciation costs increased approximately 210 basis points as a percentage of net sales due to the sales deleverage on these fixed costs. Other cost of sales, including inventory shrinkage and damages, increased approximately 110 basis points due to increased inventory shrinkage and damages due to the higher inventory levels. Distribution center costs increased approximately 100 basis points as a percentage of net sales due to higher temporary labor costs and reduced productivity from higher inventory levels and implementation of a new warehouse management system. Outbound freight costs increased approximately 90 basis points as a percentage of net sales primarily due to rate and fuel inflation and increased routes to move more inventory. E-commerce shipping costs remained relatively flat at a 10 basis point decrease as a percentage of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 350 basis points from 17.1% in the first 26 weeks of fiscal 2021 to 20.6% in the first 26 weeks of fiscal 2022 primarily due to the deleverage of store and corporate payroll expenses along with higher payroll and employee benefits expenses, partially offset by lower corporate bonus expenses.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 250 basis points from 14.1% in the first 26 weeks of fiscal 2021 to 16.6% for the first 26 weeks of fiscal 2022. The increase as a percentage of net sales was primarily related to the decline in net sales, which deleveraged advertising expenses and other fixed costs.

Income tax expense (benefit). We recorded income tax expense of approximately $298,000, or 0.9% of the loss before income taxes, during the first 26 weeks of fiscal 2022 compared to income tax benefit of $74,000, or 3.3% of income before income taxes, during the prior year period. Income taxes for the 26-week periods ended July 30, 2022 and July 31, 2021 were minimal due to valuation allowances against deferred tax assets.

Net (loss) income and (loss) earnings per share. We reported net loss of $33.6 million, or a loss of $2.65 per diluted share, for the first 26 weeks of fiscal 2022 as compared to net income of $2.3 million, or earnings of $0.15 per diluted share, for the first 26 weeks of fiscal 2021.

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

The following table shows a reconciliation of operating (loss) income to EBITDA, adjusted EBITDA and adjusted operating (loss) income for the 13-week and 26-week periods ended July 30, 2022 and July 31, 2021 and a reconciliation of net (loss) income and diluted (loss) earnings per share to adjusted net (loss) income and adjusted diluted (loss) earnings per share for the 13-week and 26-week periods ended July 30, 2022 and July 31, 2021:

	13-Week Period Ended		26-Week Period Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating (loss) income	$(21,800)	$223	$(32,895)	$2,277
Depreciation and amortization	4,338	5,214	8,837	10,486
EBITDA	(17,462)	5,437	(24,058)	12,763
Non-GAAP adjustments:
Total adjustments in cost of sales(1)	(162)	(1,017)	46	(1,506)
Asset impairment(2)	228	—	228	310
Stock-based compensation expense(3)	617	651	1,165	883
Severance charges(4)	366	11	379	291
Total adjustments in operating expenses	1,211	662	1,772	1,484
Total non-GAAP adjustments	1,049	(355)	1,818	(22)
Adjusted EBITDA	(16,413)	5,082	(22,240)	12,741
Depreciation and amortization	4,338	5,214	8,837	10,486
Adjusted operating (loss) income	$(20,751)	$(132)	$(31,077)	$2,255

Net (loss) income	$(25,705)	$626	$(33,560)	$2,345
Non-GAAP adjustments, net of tax:
Total adjustments in cost of sales(1)	(120)	(771)	35	(1,139)
Asset impairment(2)	177	—	177	234
Stock-based compensation expense, including tax impact(3)	609	78	348	150
Severance charges(4)	284	9	293	220
Total adjustments in operating expenses	1,070	87	818	604
Tax valuation allowance(5)	8,092	(36)	8,307	(110)
Total non-GAAP adjustments, net of tax	9,042	(720)	9,160	(645)
Adjusted net (loss) income	$(16,663)	$(94)	$(24,400)	$1,700

Diluted (loss) earnings per share	$(2.02)	$0.04	$(2.65)	$0.15
Adjusted diluted (loss) earnings per share	$(1.31)	$(0.01)	$(1.93)	$0.11

Diluted weighted average shares outstanding	12,740	15,161	12,653	15,298
Adjusted diluted weighted average shares outstanding	12,740	14,163	12,653	15,298

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
(5)
To remove the impact of the change in our valuation allowance against deferred tax assets in order to present adjusted results with a normalized tax rate.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to technology and omni-channel projects, distribution center and supply chain enhancements, new or relocated stores and existing store refreshes, remodels and maintenance. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our revolving credit facility. In fiscal 2022, we funded our increased inventory levels with borrowings on the revolving credit facility. We expect to sell through excess inventory levels in the second half of the year during our holiday and harvest seasons, which should drive cash flow and reduce borrowings.

Cash flows from operating activities. Net cash used in operating activities was approximately $56.1 million and $38.2 million during the first 26 weeks of fiscal 2022 and the first 26 weeks of fiscal 2021, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash used in operations as compared to the prior year period was mainly due to a decline in operating performance and increased inventory levels.

Cash flows from investing activities. Net cash used in investing activities for the first 26 weeks of fiscal 2022 consisted mainly of $5.0 million in capital expenditures as compared to $3.4 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	26-Week Period Ended
	July 30, 2022	July 31, 2021
Technology and omni-channel projects	$2,448	$1,565
Existing stores	1,632	200
Distribution center and supply chain enhancements	656	785
New and relocated stores	208	675
Corporate	75	177
Total capital expenditures	$5,019	$3,402

The capital expenditures in the current year period related primarily to technology and omni-channel projects, the remodel and maintenance of existing stores and distribution center and supply chain enhancements. Capital expenditures in the prior year period related primarily to technology and omni-channel projects, and distribution center and supply chain enhancements, as well as the opening of two new stores and one relocated store during the period.

Cash flows from financing activities. During the first 26 weeks of fiscal 2022, net cash provided by financing activities was $46.4 million, as we borrowed $55.0 million under our revolving credit facility, which was partially offset by the repurchase and retirement of our common stock pursuant to our share repurchase plan of $6.3 million and $2.4 million of cash used in net share settlement of stock options and restricted stock units. The increased borrowings on the revolving credit facility are due to the elevated inventory levels because of the lower than anticipated sales. As the Company sells through the existing inventory and sales increase due to the seasonality of the business, the borrowings should decrease in the fourth quarter of fiscal 2022. During the first 26 weeks of fiscal 2021, net cash used in financing activities was approximately $13.5 million primarily related to the repurchase and retirement of our common stock pursuant to our share repurchase plan of $13.4 million.

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

As of July 30, 2022, we were in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were approximately $55.0 million of outstanding borrowings and no letters of credit outstanding with approximately $20.0 million available for borrowing as of July 30, 2022. Subsequent to July 30, 2022, we borrowed an additional $5.0 million under the Credit Agreement.

As of July 30, 2022, our balance of cash and cash equivalents was approximately $10.3 million. We believe that the combination of our cash balances, cash flow from operations and availability under our Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements through the end of fiscal 2022 and over the next several fiscal years.

Share repurchase plan. On December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of July 30, 2022, we had approximately $26.3 million remaining under the current share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Shares repurchased and retired	—	561,548	479,966	608,898
Share repurchase cost	$—	$12,008	$6,253	$13,364

Critical Accounting Policies and Estimates

During the 13-week period ended July 30, 2022, we made a change in estimate related to income taxes due to the federal net operating loss carry-forward now projected by the Company for fiscal 2022, which caused the reversal of the tax benefit recorded in the 13-week period ended April 30, 2022. There have been no other material changes to our critical accounting policies or estimates during the 26-week period ended July 30, 2022. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

New Accounting Pronouncements

See Note 10 – New Accounting Pronouncements in the condensed consolidated financial statements for accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 30, 2022, we had $55.0 million in outstanding borrowings under our Credit Agreement. As of July 31, 2021, we had no outstanding borrowings under our Credit Agreement. We borrowed $55.0 million under our Credit Agreement during the first 26 weeks of fiscal 2022, and we had no borrowings or repayments under our Credit Agreement during the first 26 weeks of fiscal 2021. Subsequent to July 30, 2022, we borrowed an additional $5 million under our Credit Agreement. We are exposed to interest rate changes, primarily as a result of borrowings under our Credit Agreement, as discussed in Note 9 — Senior Credit Facility in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of July 30, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of July 30, 2022, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

There were no shares of common stock repurchased by the Company during the 13-week period ended July 30, 2022. As of July 30, 2022, the Company had approximately $26.3 million remaining under the current share repurchase plan.

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

KIRKLAND’S, INC.
Date: August 30, 2022	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer, and Director
Date: August 30, 2022	/s/ Nicole A. Strain
Nicole A. Strain Executive Vice President, Chief Operating Officer and Chief Financial Officer