Form 10-Q
period 2022-10-29
KIRKLAND'S, INC
filed 2022-12-02
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 29, 2022

or

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

Common Stock, no par value – 12,754,368 shares outstanding as of November 25, 2022.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	October 29,	January 29,	October 30,
	2022	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,245	$25,003	$26,475
Inventories, net	126,315	114,029	115,671
Prepaid expenses and other current assets	7,126	10,537	10,170
Total current assets	144,686	149,569	152,316
Property and equipment:
Equipment	19,929	20,043	20,261
Furniture and fixtures	68,580	69,823	71,502
Leasehold improvements	106,524	106,065	108,200
Computer software and hardware	80,142	77,311	80,981
Projects in progress	2,594	3,366	3,514
Property and equipment, gross	277,769	276,608	284,458
Accumulated depreciation	(235,140)	(226,611)	(231,608)
Property and equipment, net	42,629	49,997	52,850
Operating lease right-of-use assets	136,280	124,684	128,169
Other assets	7,979	6,939	6,548
Total assets	$331,574	$331,189	$339,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,157	$62,535	$68,349
Accrued expenses	27,027	30,811	28,593
Operating lease liabilities	40,156	41,268	41,763
Total current liabilities	114,340	134,614	138,705
Operating lease liabilities	119,254	111,021	120,095
Revolving line of credit	60,000	—	—
Other liabilities	4,915	4,428	5,320
Total liabilities	298,509	250,063	264,120
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 29, 2022, January 29, 2022, and October 30, 2021, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,754,368; 12,631,347; and 13,007,409 shares issued and outstanding at October 29, 2022, January 29, 2022, and October 30, 2021, respectively	174,949	175,856	175,479
Accumulated deficit	(141,884)	(94,730)	(99,716)
Total shareholders’ equity	33,065	81,126	75,763
Total liabilities and shareholders’ equity	$331,574	$331,189	$339,883

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	$130,962	$143,630	$336,348	$381,989
Cost of sales	98,275	93,817	256,844	252,223
Gross profit	32,687	49,813	79,504	129,766
Operating expenses:
Compensation and benefits	20,794	19,549	63,193	60,326
Other operating expenses	16,976	19,589	50,996	53,245
Depreciation (exclusive of depreciation included in cost of sales)	1,577	1,655	4,870	4,898
Total operating expenses	39,347	40,793	119,059	118,469
Operating (loss) income	(6,660)	9,020	(39,555)	11,297
Interest expense	704	79	1,226	240
Other income	(80)	(88)	(235)	(243)
(Loss) income before income taxes	(7,284)	9,029	(40,546)	11,300
Income tax expense	57	1,800	355	1,726
Net (loss) income	$(7,341)	$7,229	$(40,901)	$9,574

(Loss) earnings per share:
Basic	$(0.58)	$0.54	$(3.22)	$0.69
Diluted	$(0.58)	$0.51	$(3.22)	$0.64
Weighted average shares outstanding:
Basic	12,754	13,405	12,686	13,955
Diluted	12,754	14,268	12,686	14,953

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 29, 2022	12,631,347	$175,856	$(94,730)	$81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	797,849	—	—	—
Net share settlement of stock options and restricted stock units	(224,320)	(2,375)	—	(2,375)
Stock-based compensation expense	—	548	—	548
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(7,855)	(7,855)
Balance at April 30, 2022	12,727,615	174,045	(108,838)	65,207
Restricted stock issued	28,574	—	—	—
Net share settlement of restricted stock units	(1,821)	(8)	—	(8)
Stock-based compensation expense	—	617	—	617
Net loss	—	—	(25,705)	(25,705)
Balance at July 30, 2022	12,754,368	174,654	(134,543)	40,111
Stock-based compensation expense	—	295	—	295
Net loss	—	—	(7,341)	(7,341)
Balance at October 29, 2022	12,754,368	$174,949	$(141,884)	$33,065

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 30, 2021	14,292,250	$174,391	$(79,469)	$94,922
Exercise of stock options	10,669	52	—	52
Restricted stock issued	30,087	—	—	—
Net share settlement of stock options and restricted stock units	(11,339)	(257)	—	(257)
Stock-based compensation expense	—	232	—	232
Repurchase and retirement of common stock	(47,350)	—	(1,356)	(1,356)
Net income	—	—	1,719	1,719
Balance at May 1, 2021	14,274,317	174,418	(79,106)	95,312
Exercise of stock options	20,168	94	—	94
Restricted stock issued	79,775	—	—	—
Net share settlement of stock options and restricted stock units	(7,582)	(73)	—	(73)
Stock-based compensation expense	—	651	—	651
Repurchase and retirement of common stock	(561,548)	—	(12,008)	(12,008)
Net income	—	—	626	626
Balance at July 31, 2021	13,805,130	175,090	(90,488)	84,602
Restricted stock issued	10,606	—	—	—
Net share settlement of restricted stock units	(2,583)	(49)	—	(49)
Stock-based compensation expense	—	438	—	438
Repurchase and retirement of common stock	(805,744)	—	(16,457)	(16,457)
Net income	—	—	7,229	7,229
Balance at October 30, 2021	13,007,409	$175,479	$(99,716)	$75,763

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	October 29,	October 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(40,901)	$9,574
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization of property and equipment	12,925	15,535
Amortization of debt issue costs	69	69
Asset impairment	447	754
Loss (gain) on disposal of property and equipment	195	(23)
Stock-based compensation expense	1,460	1,321
Changes in assets and liabilities:
Inventories, net	(12,286)	(53,588)
Prepaid expenses and other current assets	3,184	(1,531)
Accounts payable	(14,648)	12,588
Accrued expenses	(1,873)	(8,373)
Income taxes receivable	(1,684)	(849)
Operating lease assets and liabilities	(4,670)	(12,876)
Other assets and liabilities	(427)	(1,291)
Net cash used in operating activities	(58,209)	(38,690)

Cash flows from investing activities:
Proceeds from sale of property and equipment	35	44
Capital expenditures	(6,964)	(5,162)
Net cash used in investing activities	(6,929)	(5,118)

Cash flows from financing activities:
Borrowings on revolving line of credit	60,000	—
Cash used in net share settlement of stock options and restricted stock units	(2,383)	(379)
Proceeds received from employee stock option exercises	16	146
Repurchase and retirement of common stock	(6,253)	(29,821)
Net cash provided by (used in) financing activities	51,380	(30,054)

Cash and cash equivalents:
Net decrease	(13,758)	(73,862)
Beginning of the period	25,003	100,337
End of the period	$11,245	$26,475

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$573	$984

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”, “we”, “our”, or “us”) is a specialty retailer of home décor in the United States operating 356 stores in 35 states as of October 29, 2022, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Seasonality — The results of the Company’s operations for the 13-week and 39-week periods ended October 29, 2022 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.6 million, $1.4 million and $1.5 million reserved for sales returns at October 29, 2022, January 29, 2022 and October 30, 2021, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $745,000, $697,000 and $659,000 at October 29, 2022, January 29, 2022, and October 30, 2021, respectively.

Deferred e-commerce revenue —The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.2 million, $1.0 million and $1.1 million at October 29, 2022, January 29, 2022 and October 30, 2021, respectively. The related contract assets, reflected in inventory on the condensed consolidated balance sheets, totaled approximately $616,000, $518,000 and $545,000 at October 29, 2022, January 29, 2022 and October 30, 2021, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	October 29, 2022	January 29, 2022	October 30, 2021
Gift card liability, net of estimated breakage (included in accrued expenses)	$13,658	$14,761	$13,201

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gift card breakage revenue (included in net sales)	$189	$200	$582	$611
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,673	1,764	4,200	4,303

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606 Revenue from Contracts with Customers. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.2 million, $1.3 million and $1.1 million at October 29, 2022, January 29, 2022 and October 30, 2021, respectively.

Note 3 – Income Taxes

For the 13-week periods ended October 29, 2022 and October 30, 2021, the Company recorded income tax expense of approximately $57,000, or 0.8% of the loss before income taxes, and $1.8 million, or 19.9% of income before income taxes, respectively. The change in income taxes for the 13-week period ended October 29, 2022, compared to the prior year period, was primarily due to the federal net operating loss carry-forward now projected by the Company for fiscal 2022, which is fully offset by a valuation allowance. For the 39-week periods ended October 29, 2022 and October 30, 2021, the Company recorded income tax expense of $355,000, or 0.9% of the loss before income taxes, and $1.7 million, or 15.3% of income before income taxes, respectively. Income taxes for the 39-week period ended October 29, 2022 were minimal due to valuation allowances against deferred tax assets.

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	13-Week Period Ended		39-Week Period Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Tax at federal statutory rate	$(1,530)	$1,896	$(8,515)	$2,373
State income taxes, net of federal benefit	(223)	300	(689)	366
Tax credits	17	(29)	(109)	(35)
Executive compensation	(15)	65	101	80
Stock based compensation programs	(43)	(50)	(596)	(567)
Valuation allowance	1,843	(409)	10,150	(519)
Other	8	27	13	28
Income tax expense	$57	$1,800	$355	$1,726

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of October 29, 2022 and October 30, 2021, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period presented. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted (loss) earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted (loss) earnings per share, because to do so would have been antidilutive, were approximately 531,000 shares and 168,000 shares for the 13-week periods ended October 29, 2022 and October 30, 2021, respectively, and 597,000 shares and 145,000 shares for the 39-week periods ended October 29, 2022 and October 30, 2021, respectively.

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

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts and sought statutory and punitive damages and attorneys’ fees and costs. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the plaintiffs have standing. The Company appealed that ruling, and on April 27, 2022, the Superior Court of Pennsylvania granted the Company’s petition for permission to appeal. On November 10, 2022, the Company filed its Reply Brief with the Superior Court of Pennsylvania. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

The Company was named as a defendant in a putative class action filed on August 23, 2022 in the United States District Court for the Southern District of New York, Sicard v. Kirkland’s Stores, Inc. The complaint alleges, on behalf of Sicard and all other hourly store employees based in New York, that Kirkland’s violated New York Labor Law Section 191 by failing to pay him and the putative class members their wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. The Company believes the case is without merit and plans to file a motion to dismiss.

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

	13-Week Period Ended		39-Week Period Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$295	$438	$1,460	$1,321
Restricted stock units granted	50,000	—	409,800	152,815
Stock options granted	40,000	—	40,000	—

During the 13-week and 39-week periods ended October 29, 2022 and October 30, 2021, the Company also granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals over a specified performance period. The performance metrics for the PSUs are earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to target EBITDA and also include a relative shareholder return modifier. The Company currently estimates that no shares will be issued with respect to the PSUs granted in fiscal 2021 or 2022.

Note 8 – Share Repurchase Plan

On December 3, 2020, September 2, 2021, and January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of October 29, 2022, the Company had approximately $26.3 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Shares repurchased and retired	—	805,744	479,966	1,414,642
Share repurchase cost	$—	$16,457	$6,253	$29,821

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

As of October 29, 2022, the Company was in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were $60.0 million in outstanding borrowings and no letters of credit outstanding with approximately $15.0 million available for borrowing as of October 29, 2022.

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

Note 11 – Subsequent Event

Subsequent to October 29, 2022, the Company repaid $30.0 million of outstanding borrowings on the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week and 39-week periods ended October 29, 2022 and October 30, 2021. For a comparison of our results of operations for the 52-week periods ended January 29, 2022 and January 30, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC on March 25, 2022. This discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Except for historical information contained herein, certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar expressions, involve known and unknown risks and uncertainties, which may cause our actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its brand transformation strategy, the timing of normalized macroeconomic conditions from the impacts of global geopolitical unrest and the COVID-19 pandemic on the Company’s revenues, inventory and supply chain, the continuing consumer impact of inflation and countermeasures, including raising interest rates, the effectiveness of the Company’s marketing campaigns, risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact, the Company’s ability to retain its senior management team, continued volatility in the price of the Company’s common stock, the competitive environment in the home décor industry in general and in our specific market areas, inflation, fluctuations in cost and availability of inventory, increased transportation costs and potential interruptions in supply chain, distribution systems and delivery network, including our e-commerce systems and channels, the ability to control employment and other operating costs, availability of suitable retail locations and other growth opportunities, disruptions in information technology systems including the potential for security breaches of our information or our customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K filed on March 25, 2022 and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a specialty retailer of home furnishings in the United States. As of October 29, 2022, we operated a total of 356 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

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

Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue, revenue earned from our private label credit card program and excludes sales taxes. Gross profit is the difference between net sales and cost of sales. Cost of sales has various distinct components, including: merchandise cost (including product cost, inbound freight expense, inventory shrink and damages), store occupancy costs, outbound freight costs (including both store and e-commerce shipping expenses), central distribution costs and depreciation of store and distribution center assets. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

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

Stores

The following table summarizes our store openings and closings during the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
New store openings	1	—	1	2
Permanent store closures	1	—	6	6
Store relocations	—	1	—	2
Decrease in store units	0.0%	0.0%	(1.4)%	(1.1)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	October 29, 2022	October 30, 2021
Number of stores	356	369
Square footage	2,855,146	2,956,731
Average square footage per store	8,020	8,013

13-Week Period Ended October 29, 2022 Compared to the 13-Week Period Ended October 30, 2021

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	October 29, 2022		October 30, 2021		Change
	$	%	$	%	$	%
Net sales	$130,962	100.0%	$143,630	100.0%	$(12,668)	(8.8)%
Cost of sales	98,275	75.0	93,817	65.3	4,458	4.8
Gross profit	32,687	25.0	49,813	34.7	(17,126)	(34.4)
Operating expenses:
Compensation and benefits	20,794	15.9	19,549	13.6	1,245	6.4
Other operating expenses	16,976	13.0	19,589	13.6	(2,613)	(13.3)
Depreciation (exclusive of depreciation included in cost of sales)	1,577	1.2	1,655	1.2	(78)	(4.7)
Total operating expenses	39,347	30.1	40,793	28.4	(1,446)	(3.5)
Operating (loss) income	(6,660)	(5.1)	9,020	6.3	(15,680)	(173.8)
Interest expense	704	0.6	79	0.1	625	791.1
Other income	(80)	(0.1)	(88)	(0.1)	8	(9.1)
(Loss) income before income taxes	(7,284)	(5.6)	9,029	6.3	(16,313)	(180.7)
Income tax expense	57	0.0	1,800	1.3	(1,743)	(96.8)
Net (loss) income	$(7,341)	(5.6)%	$7,229	5.0%	$(14,570)	(201.5)%

Net sales. Net sales decreased 8.8% to $131.0 million for the third 13 weeks of fiscal 2022 compared to $143.6 million for the prior year period. Comparable sales, including e-commerce sales, decreased 7.0%, or $9.8 million, for the third 13 weeks of fiscal 2022 compared to the prior year period. Comparable sales, including e-commerce sales, decreased 0.7% in the prior year period. For the third 13 weeks of fiscal 2022, e-commerce comparable sales decreased 8.6% compared to the prior year period. The decreases in comparable sales are driven by lower traffic and conversion, partially offset by an increase in average ticket.

Gross profit. Gross profit as a percentage of net sales decreased 970 basis points from 34.7% in the third 13 weeks of fiscal 2021 to 25.0% in the third 13 weeks of fiscal 2022. The overall decrease in gross profit margin was due to unfavorable merchandise margin, distribution center costs, store occupancy costs and outbound freight costs, partially offset by favorable depreciation expense. Merchandise margin decreased approximately 480 basis points from 57.7% in the third 13 weeks of fiscal 2021 to 52.9% in the third 13 weeks of fiscal 2022, mainly due to heavier discounting associated with our efforts to reduce inventory levels and higher inbound freight rates. Distribution center costs increased approximately 290 basis points to 7.2% of net sales due to operational inefficiencies in our distribution centers resulting from elevated inventory levels and uneven product flows. Store occupancy costs increased approximately 130 basis points to 10.8% of net sales due to the sales deleverage on these fixed costs. Outbound freight costs, including both store and e-commerce shipping expenses, increased approximately 110 basis points to 8.0% of net sales due to additional routes deployed to move more product due to elevated inventory levels and increased shipping rates and fuel costs. Depreciation of store and distribution center assets decreased approximately 40 basis points to 1.9% of net sales in the third 13 weeks of fiscal 2022.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 230 basis points from 13.6% in the third 13 weeks of fiscal 2021 to 15.9% in the third 13 weeks of fiscal 2022 primarily due to sales deleverage and increased corporate and store salaries expense mainly due to favorable adjustments in the prior year period.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 60 basis points from 13.6% in the third 13 weeks of fiscal 2021 to 13.0% in the third 13 weeks of fiscal 2022. The decrease as a percentage of net sales was primarily related to a reduction in advertising expenses, partially offset by increased insurance expenses due to favorable insurance claims adjustments in the prior year period.

Income tax expense. We recorded income tax expense of approximately $57,000, or 0.8% of the loss before income taxes, during the third 13 weeks of fiscal 2022, compared to an income tax expense of approximately $1.8 million or 19.9% of income before income taxes, during the prior year period. The change in the tax rate for the third 13 weeks of fiscal 2022 compared to the prior period was primarily due to the federal net operating loss carryforward now projected by the Company for fiscal 2022, which is fully offset by a valuation allowance.

Net (loss) income and (loss) earnings per share. We reported net loss of $7.3 million, or $0.58 per diluted share, for the third 13 weeks of fiscal 2022 as compared to net income of $7.2 million, or $0.51 per diluted share, for the third 13 weeks of fiscal 2021.

39-Week Period Ended October 29, 2022 Compared to the 39-Week Period Ended October 30, 2021

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	October 29, 2022		October 30, 2021		Change
	$	%	$	%	$	%
Net sales	$336,348	100.0%	$381,989	100.0%	$(45,641)	(11.9)%
Cost of sales	256,844	76.4	252,223	66.0	4,621	1.8
Gross profit	79,504	23.6	129,766	34.0	(50,262)	(38.7)
Operating expenses:
Compensation and benefits	63,193	18.8	60,326	15.8	2,867	4.8
Other operating expenses	50,996	15.2	53,245	13.9	(2,249)	(4.2)
Depreciation (exclusive of depreciation included in cost of sales)	4,870	1.4	4,898	1.3	(28)	(0.6)
Total operating expenses	119,059	35.4	118,469	31.0	590	0.5
Operating (loss) income	(39,555)	(11.8)	11,297	3.0	(50,852)	(450.1)
Interest expense	1,226	0.4	240	0.1	986	410.8
Other income	(235)	(0.1)	(243)	(0.1)	8	(3.3)
(Loss) Income before income taxes	(40,546)	(12.1)	11,300	3.0	(51,846)	(458.8)
Income tax expense (benefit)	355	0.1	1,726	0.5	(1,371)	(79.4)
Net income (loss)	$(40,901)	(12.2)%	$9,574	2.5%	$(50,475)	(527.2)%

Net sales. Net sales decreased 11.9% to $336.3 million for the first 39 weeks of fiscal 2022 compared to $382.0 million for the prior year period. Comparable sales, including e-commerce sales, decreased 10.4%, or $38.5 million for the first 39 weeks of fiscal 2022 compared to the prior year period. Comparable sales, including e-commerce sales, increased 13.7% in the prior year period. For the first 39 weeks of fiscal 2022, e-commerce comparable sales decreased 14.0%. The decreases in comparable sales is primarily due to a decrease in traffic and conversion in stores and online, partially offset by an increase in average ticket.

Gross profit. Gross profit as a percentage of net sales decreased 1,040 basis points from 34.0% in the first 39 weeks of fiscal 2021 to 23.6% in the first 39 weeks of fiscal 2022. The overall decrease in gross profit margin was due to unfavorable merchandise margin, store occupancy costs, distribution center costs and outbound freight costs, partially offset by favorable depreciation expense. Merchandise margin decreased approximately 600 basis points from 58.1% in the first 39 weeks of fiscal 2021 to 52.1% in the first 39 weeks of fiscal 2022 mainly due to the impact of discounting product to drive sales and move through inventory, as well as increased incremental inbound freight costs. Store occupancy costs increased approximately 190 basis points to 12.5% of net sales due to the sales deleverage on these fixed costs. Distribution center costs increased approximately 180 basis points to 5.7% of net sales due to higher temporary labor costs and operational inefficiencies from elevated inventory levels and implementation of a new warehouse management system. Outbound freight costs, including both store and e-commerce shipping expenses, increased approximately 110 basis points to 7.8% of net sales primarily due to rate and fuel inflation and additional routes deployed to move more product. Depreciation of store and distribution center assets decreased approximately 40 basis points to 2.4% of net sales in the first 39 weeks of fiscal 2022.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 300 basis points from 15.8% in the first 39 weeks of fiscal 2021 to 18.8% in the first 39 weeks of fiscal 2022 primarily due to the deleverage of higher store and corporate payroll expenses due to wage increases, along with higher employee benefits expenses, partially offset by lower corporate bonus expenses.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 130 basis points from 13.9% in the first 39 weeks of fiscal 2021 to 15.2% for the first 39 weeks of fiscal 2022. The increase as a percentage of net sales was primarily related to the decline in net sales, along with increased insurance expenses due to favorable claims adjustments in the prior year period, partially offset by reduced advertising expenses.

Income tax expense (benefit). We recorded income tax expense of approximately $355,000, or 0.9% of the loss before income taxes, during the first 39 weeks of fiscal 2022 compared to income tax expense of $1.7 million, or 15.3% of income before income taxes, during the prior year period. Income taxes for the 39-week periods ended October 29, 2022 were minimal due to valuation allowances against deferred tax assets.

Net (loss) income and (loss) earnings per share. We reported net loss of $40.9 million, or a loss of $3.22 per diluted share, for the first 39 weeks of fiscal 2022 as compared to net income of $9.6 million, or earnings of $0.64 per diluted share, for the first 39 weeks of fiscal 2021.

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

The following table shows a reconciliation of operating (loss) income to EBITDA, adjusted EBITDA and adjusted operating (loss) income for the 13-week and 39-week periods ended October 29, 2022 and October 30, 2021 and a reconciliation of net (loss) income and diluted (loss) earnings per share to adjusted net (loss) income and adjusted diluted (loss) earnings per share for the 13-week and 39-week periods ended October 29, 2022 and October 30, 2021:

	13-Week Period Ended		39-Week Period Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating (loss) income	$(6,660)	$9,020	$(39,555)	$11,297
Depreciation and amortization	4,088	5,049	12,925	15,535
EBITDA	(2,572)	14,069	(26,630)	26,832
Non-GAAP adjustments:
Closed store and lease termination costs in cost of sales(1)	—	(126)	46	(1,632)
Asset impairment(2)	219	444	447	754
Stock-based compensation expense(3)	295	438	1,460	1,321
Severance charges(4)	397	2	776	293
Total adjustments in operating expenses	911	884	2,683	2,368
Total non-GAAP adjustments	911	758	2,729	736
Adjusted EBITDA	(1,661)	14,827	(23,901)	27,568
Depreciation and amortization	4,088	5,049	12,925	15,535
Adjusted operating (loss) income	$(5,749)	$9,778	$(36,826)	$12,033

Net (loss) income	$(7,341)	$7,229	$(40,901)	$9,574
Non-GAAP adjustments, net of tax:
Closed store and lease termination costs in cost of sales(1)	—	(90)	35	(1,229)
Asset impairment(2)	167	334	344	568
Stock-based compensation expense, including tax impact(3)	183	277	531	427
Severance charges(4)	305	—	598	220
Total adjustments in operating expenses	655	611	1,473	1,215
Tax valuation allowance(5)	1,843	(409)	10,150	(519)
Total non-GAAP adjustments, net of tax	2,498	112	11,658	(533)
Adjusted net (loss) income	$(4,843)	$7,341	$(29,243)	$9,041

Diluted (loss) earnings per share	$(0.58)	$0.51	$(3.22)	$0.64
Adjusted diluted (loss) earnings per share	$(0.38)	$0.51	$(2.31)	$0.60

Diluted weighted average shares outstanding	12,754	14,268	12,686	14,953

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

Cash flows from operating activities. Net cash used in operating activities was approximately $58.2 million and $38.7 million during the first 39 weeks of fiscal 2022 and the first 39 weeks of fiscal 2021, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The increase in the amount of cash used in operations as compared to the prior year period was mainly due to a decline in operating performance and changes in working capital.

Cash flows from investing activities. Net cash used in investing activities for the first 39 weeks of fiscal 2022 consisted mainly of $7.0 million in capital expenditures as compared to $5.2 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	39-Week Period Ended
	October 29, 2022	October 30, 2021
Technology and omni-channel projects	$3,536	$2,328
Existing stores	1,959	635
Distribution center and supply chain enhancements	907	1,124
New and relocated stores	426	772
Corporate	136	303
Total capital expenditures	$6,964	$5,162

The capital expenditures in the current year period related primarily to technology and omni-channel projects, the remodel and maintenance of existing stores, distribution center and supply chain enhancements and the opening of one new store. Capital expenditures in the prior year period related primarily to technology and omni-channel projects, and distribution center and supply chain enhancements and the opening of two new stores and two store relocations during the period.

Cash flows from financing activities. During the first 39 weeks of fiscal 2022, net cash provided by financing activities was $51.4 million, as we borrowed $60.0 million under our revolving credit facility, which was partially offset by the repurchase and retirement of our common stock pursuant to our share repurchase plan of $6.3 million and $2.4 million of cash used in net share settlement of stock options and restricted stock units. The increased borrowings on the revolving credit facility are due to the elevated inventory levels because of the lower than anticipated sales. As the Company sells through the existing inventory and sales increase due to the seasonality of the business, the borrowings should decrease in the fourth quarter of fiscal 2022. During the first 39 weeks of fiscal 2021, net cash used in financing activities was approximately $30.1 million primarily related to the repurchase and retirement of our common stock pursuant to our share repurchase plan of $29.8 million.

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

As of October 29, 2022, we were in compliance with the covenants in the Credit Agreement. Under the Credit Agreement, there were approximately $60.0 million of outstanding borrowings and no letters of credit outstanding with approximately $15.0 million available for borrowing as of October 29, 2022. Subsequent to October 29, 2022, we repaid $30.0 million of outstanding borrowings under the Credit Agreement.

As of October 29, 2022, our balance of cash and cash equivalents was approximately $11.2 million. We believe that the combination of our cash balances, cash flow from operations and availability under our Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements through the end of fiscal 2022 and over the next several fiscal years.

Share repurchase plan. On December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of October 29, 2022, we had approximately $26.3 million remaining under the current share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Shares repurchased and retired	—	805,744	479,966	1,414,642
Share repurchase cost	$—	$16,457	$6,253	$29,821

Critical Accounting Policies and Estimates

During the 13-week period ended July 30, 2022, we made a change in estimate related to income taxes due to the federal net operating loss carry-forward now projected by the Company for fiscal 2022, which caused the reversal of the tax benefit recorded in the 13-week period ended April 30, 2022. There have been no other material changes to our critical accounting policies or estimates during the 39-week period ended October 29, 2022. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

New Accounting Pronouncements

See Note 10 – New Accounting Pronouncements in the condensed consolidated financial statements for accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 29, 2022, we had $60.0 million in outstanding borrowings under our Credit Agreement. As of October 30, 2021, we had no outstanding borrowings under our Credit Agreement. We borrowed $60.0 million under our Credit Agreement during the first 39 weeks of fiscal 2022, and we had no borrowings or repayments under our Credit Agreement during the first 39 weeks of fiscal 2021. We are exposed to interest rate changes, primarily as a result of borrowings under our Credit Agreement, as discussed in Note 9 — Senior Credit Facility in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. As our borrowings and interest rates rise under our revolving credit facility, interest expense has increased on our condensed consolidated statements of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments with significant market risk as of October 29, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of October 29, 2022, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

There were no shares of common stock repurchased by the Company during the 13-week period ended October 29, 2022. As of October 29, 2022, the Company had approximately $26.3 million remaining under the current share repurchase plan.

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

ITEM 6. EXHIBITS

(a)
Exhibits.

Exhibit No.	Description of Document
10.1+*	Employment Agreement, effective August 8, 2022, by and between W. Michael Madden and Kirkland's, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 9, 2022)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.
+	Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: December 2, 2022	/s/ Steve C. Woodward
Steve C. Woodward President and Chief Executive Officer, and Director
Date: December 2, 2022	/s/ W. Michael Madden
W. Michael Madden Executive Vice President, Chief Financial Officer