Form 10-K
period 2023-01-28
KIRKLAND'S, INC
filed 2023-04-04
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31.4 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of March 13, 2023, there were 12,754,368 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 21, 2023, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in “Item 1A. Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

The forward-looking statements made in this Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The terms “Kirkland’s,” “Kirkland’s Home,” the “Company,” “we,” “us,” and “our” as used in this Form 10-K refer to Kirkland’s, Inc.

PART I

Item 1. Business

General

We are a specialty retailer of home décor and furnishings in the United States. As of January 28, 2023, we operated a total of 346 stores in 35 states as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We were founded in 1966, and our current parent corporation, Kirkland’s, Inc., was incorporated in 1981. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

Business Strategy

Our mission is to make Kirkland’s a high-performing specialty home-furnishing retailer offering value, quality and design with a differentiated omni-channel experience for our customers. We strive to offer a complete home assortment with a balance of furnishings and décor. We have made substantial progress in upgrading the quality and style of our merchandise and have increased our mix of larger ticket categories, including furniture. In 2023, we are moderating the growth in furniture and higher price points by reintroducing more seasonal and impulse items with lower price points to appeal to price conscious customers. We are focused on extending the reach of our brand to new customers, while maintaining and reengaging with our traditional customer base. We believe the following four components of our business strategy are key to positioning our brand and our future growth and success.

Merchandise. Great product at an amazing value is the heart of our brand. We are focused on becoming a true home furnishings retailer offering product categories for the whole home. Our style is casual, and it can easily be blended into a modern or traditionally styled home. We offer a cohesive, seasonally relevant color palette and a curated assortment that makes styling a home effortless. We offer a variety of styles and price points in our key product categories including holiday, furniture, textiles, tabletop, home fragrance and wall décor. We have an extended assortment online that rounds out our store assortment. We are passionate about continuing to elevate style and quality, while keeping a strong value proposition for our customer.

Customer. Our strategy is to both acquire new customers and extend our brand reach, while maintaining and strengthening our existing customer base. We are focused on improving customer retention and driving results with improved visibility to consumer data and through customer centric programs like our loyalty program. Our lean infrastructure allows us to be nimble in our response to changes in customer preferences and buying behaviors.

Omni-channel experience. Our strategy includes improving our website platform to provide an engaging shopping experience for our customers, which includes an improved checkout process and enhanced search functionality. Our stores remain a critical piece of the fulfillment of e-commerce orders, as they allow the customer to reserve products online and pick up in store at their convenience. Our store fulfillment option improves order profitability and gives the opportunity for store add on sales. Our in-store strategy includes training and technology that focus on design assistance and a selling mindset, along with increased focus on extended aisle options available online as stores assist customers with their orders.

Infrastructure improvements. Our store strategy emphasizes maintaining our store count, while still exiting under-performing stores and relocating selected stores to better locations. We are prioritizing improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. We anticipate a small amount of store closures and limited store openings, as we execute our store strategy over the next several years.

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

Our merchandise categories include holiday décor, furniture, textiles, ornamental wall décor, art, decorative accessories, mirrors, home fragrance, housewares, lighting, floral, outdoor and gift. The following table presents the percentage of net sales contributed by our merchandise categories based on our current category structure over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2022	Fiscal 2021	Fiscal 2020
Holiday Décor	19%	19%	22%
Furniture	18	15	15
Textiles	11	10	10
Ornamental Wall Décor	8	10	10
Art	8	8	7
Decorative Accessories	7	8	8
Mirrors	6	6	6
Home Fragrance	6	6	6
Housewares	5	5	5
Lighting	4	5	4
Floral	4	4	4
Outdoor	3	3	2
Gift	1	1	1
Total	100%	100%	100%

Our visual merchandising strategy is evolving to meet the vision of our elevated assortment. We strive to inspire our customers with a mix of inspirational lifestyle settings and impactful key item placement. Our visual merchandising team creates thoughtful, cohesive guides for our stores, utilizing fresh, creative window displays and maximizing the productivity of our fixtures.

Buying and Inventory Management

Our buying team develops all of our products, negotiates with vendors and works with our merchandise planning and allocation team to optimize merchandise quantity and mix by category in our stores and on our website. We purchase merchandise from approximately 200 vendors, with no vendor representing more than 10% of our purchases during fiscal 2022. Approximately 90 core vendors accounted for 90% of our merchandise purchases during fiscal 2022.

Our global sourcing team manages our sourcing strategies. Our global sourcing initiative began in fiscal 2019, and it has successfully diversified our purchases from primarily Chinese vendors to suppliers in multiple countries. In fiscal 2022 and 2021, direct sourcing accounted for approximately 49% and 40% of our merchandise purchases, respectively. We partner with three sourcing agents that assist with sourcing activities in China, India, Southeast Asia and Europe. Our merchandise comes from numerous foreign and domestic manufacturers and importers. For fiscal 2022, the manufacturing countries of origin for our merchandise receipts were approximately 67% China, 15% India, 8% United States, 6% Vietnam and 4% other countries. Our strategy is to continue to diversify sourcing opportunities and minimize risks to gain competitive advantages through a streamlined process.

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

Store Operations

Our stores are designed and managed to make shopping an inspiring experience and to maximize sales and operating efficiencies. Stores are strategically arranged to provide for optimal product placement and visual display that can be changed for seasonal product and promotions. Store training is focused on increasing customer design assistance and a selling mindset.

Store operations is managed by corporate personnel, two regional directors and 17 district managers, who generally have responsibility for an average of 20 stores within a geographic district, and store managers. Store managers and assistant managers are responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, talent development and store security. A typical store operates seven days a week with an average of 8 to 15 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with the increased traffic and sales volume in the fourth quarter of the calendar year.

Real Estate

Our store strategy emphasizes maintaining our store count, while still exiting under-performing stores and relocating selected stores to better locations. We are prioritizing improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. Annually, we anticipate a small amount of store closures and limited store openings, as we execute our store strategy over the next several years.

As of January 28, 2023, we operated 346 stores, including 297 “power” strip or “lifestyle” centers, 24 freestanding locations, 12 mall locations and 13 outlet centers.

The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2022	Fiscal 2021	Fiscal 2020	Fiscal 2019	Fiscal 2018
Stores open at beginning of period	361	373	432	428	418
New store openings	1	4	—	5	25
Permanent store closings	(16)	(16)	(59)	(1)	(15)
Stores open at end of period	346	361	373	432	428

Distribution and Logistics

We have a comprehensive approach to the management of our merchandise supply chain. We continuously evaluate the impact of our omni-channel strategies on our business, and frequently implement enhancements to our supply chain infrastructure and warehouse management system to support store and e-commerce fulfillment.

Our main retail distribution center in Jackson, Tennessee services approximately 71% of our stores and a third-party operated retail fulfillment facility in Lancaster, Texas services the other 29% of our stores. Our main Jackson, Tennessee retail distribution center also supports our e-commerce fulfillment along with our two smaller e-commerce order fulfillment centers in North Las Vegas, Nevada and Winchester, Virginia. In early 2023, we closed our North Las Vegas, Nevada e-commerce order fulfillment center due to lack of shipping volume from that location. We also have a third-party operated west coast distribution operation, which provides for the improved flow of merchandise through our supply chain network. By virtue of this operation, we gain control of merchandise when it enters the west coast port, which allows us to allocate and distribute inventory directly to any of our retail or e-commerce fulfillment distribution centers.

Our internal warehouse management system provides functionality that supports store and e-commerce fulfillment. In early fiscal 2022, we upgraded our internal warehouse management system related to store fulfillment at our Jackson, Tennessee location.

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

Our marketing strategy includes customer retention, as well as new customer acquisition. Our overall marketing efforts encompass various tactics including digital marketing, paid search and social media initiatives. We manage a database of customers and communicate with them via targeted emails featuring new products, marketing events and special offers.

We are focused on improving the customer experience through our loyalty program, K-club, and our private label credit card financing. Our customer loyalty program rewards customers for shopping with us, as well as interacting with Kirkland's across channels. This interaction allows us to foster stronger and lasting relationships with our customers. The key benefits of this program include points on every purchase to redeem for valuable rewards, birthday surprises and special offers.

Our private label Kirkland’s credit card through Wells Fargo offers financing options including "6-months no interest" and "12-months no interest" financing for purchases over $250 and $500, respectively.

Omni-Channel

Our strategy includes improving our website platform to provide an engaging shopping experience for our customers, which includes an improved checkout process and enhanced search functionality.

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

We have multiple online fulfillment options, including delivery to the customer’s home directly from our warehouses or from vendors, ship-to-store and buy online and pickup in-store programs. We also support our furniture offerings with a white glove delivery program to deliver merchandise inside the customer’s home.

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

Competition

The retail market for home furnishings is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. Some of our main competitors include HomeGoods, Bed, Bath

& Beyond, Cost Plus World Market, Crate & Barrel, Williams-Sonoma, Inc., Hobby Lobby, At Home, Target, Ebay, Amazon and Wayfair. We believe that the principal competitive factors influencing our business are merchandise selection, price, customer service, visual appeal of our stores and our convenient store locations. We believe we compete effectively with other retailers due to our experience in identifying a curated collection of quality and stylish merchandise, pricing it to be attractive to our target customer, presenting it in a visually appealing manner and providing an engaging shopping experience.

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

Human Capital

Overview. We employed approximately 1,000 full-time and 3,200 part-time employees as of January 28, 2023. The number of our employees fluctuates with seasonal needs. We generally experience our highest level of employment during the fourth fiscal quarter. Of our 4,200 employees, approximately 3,800 work at stores, 200 work at our distribution centers and 200 work in corporate support functions. As of January 28, 2023, none of our employees are unionized or covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

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

Diversity. Our leadership team is comprised of our Chief Executive Officer, Chief Financial Officer, Chief Merchandising and Stores Officer and seven vice presidents who, collectively, have management responsibility for our business areas including omni-channel operations, finance, supply chain, legal, merchandising, human resources, marketing and information technology. Our leadership team places significant focus and attention on matters concerning our human capital assets including their capability development, succession planning and diversity. Accordingly, we regularly review talent development and succession plans for each of our functions, to identify and develop a pipeline of talent to maintain business operations. We are also focused on engaging our existing workforce through policies and programs promoting workplace diversity and inclusion. Currently, half of the members of our leadership team are women. We are committed to our continued efforts to promote diversity and foster an inclusive work environment that supports the communities we serve. As part of this commitment, in 2021, we created an employee Diversity Council with cross-organizational representatives who advocate for and monitor our commitment to diversity and inclusion. We have executed training focused on driving inclusion and celebrated events spotlighting inclusion and diversity within our organization. We recruit the best people for the job regardless of race, gender, ethnicity or other protected traits, and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

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

Information about our Executive Officers

The name, age and position of each of our executive officers as of April 4, 2023, are as follows:

Steven C. Woodward, 66, has been a Director of Kirkland’s and President and Chief Executive Officer since January 2020. Prior to his appointment to President, Mr. Woodward served as a Director of Kirkland’s and Chief Executive Officer since October 2018. Prior to joining Kirkland’s, Mr. Woodward served as the President and Chief Merchandising Officer of the global home furnishings retailer Crate and Barrel since 2015. Prior to Crate and Barrel, Mr. Woodward joined Fossil, Inc., in 2007, where he was a Senior Vice President and was head of the Michael Kors watch and jewelry business. Before joining Fossil, Mr. Woodward held several key executive roles in the home furnishings industry, including Executive Vice President and General Merchandise Manager of The Bombay Company, Chief Executive Officer of Illuminations and Vice President of Pier 1 Imports.

W. Michael Madden, 53, has been Chief Financial Officer of Kirkland’s since August 2022. Prior to joining Kirkland’s, Mr. Madden served as Chief Financial Officer at Priam Properties, a private real estate investment firm. Prior to his role at Priam Properties, Mr. Madden spent over 18 years serving Kirkland’s Home in various senior leadership and executive roles, where he was responsible for leading many notable initiatives and acquired extensive knowledge of all aspects of the Company’s business.

Amy E. Sullivan, 44, has been Senior Vice President and Chief Merchandising and Stores Officer for Kirkland’s since February 2022. Prior to her appointment to Chief Merchandising and Stores Officer, Mrs. Sullivan served as Vice President of Merchandising from October 2021 to January 2022 and Divisional Merchandising Manager from March 2012 to October 2021. Prior to joining Kirkland’s, Mrs. Sullivan held several merchandising leadership roles in the fashion industry at Lane Bryant, Lands’ End, Express, Kohl’s and JCPenney.

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

Our ability to execute our brand strategy and to deliver improved financial performance is dependent on successfully identifying, developing and implementing plans and initiatives intended to drive sustainable, increased financial performance, including, but not limited to, our efforts to increase the style and quality of our merchandise, maintain existing and acquire new customers, increase our brand recognition and gain traction with our new brand name, “Kirkland’s Home”, elevate our customer experience and invest in technology improvements. If such plans and initiatives are not properly identified, developed and successfully executed, or if execution or realization of positive results takes longer than expected, our financial condition and results of operations could be adversely affected. The success of our plans and initiatives is subject to risks and uncertainties with respect to execution, market conditions and other factors that may cause actual results, performance or achievements to differ materially, and adversely, from our plans and expected results.

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

If we are unable to profitably operate our existing stores and increase online sales, we may not be able to execute our business strategy, resulting in a decrease in net sales and profitability.

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

If our store strategy, including negotiating lease occupancy costs with landlords, does not go as planned and/or we are unable to transfer these existing store customers to other nearby stores or to online sales, our revenue could decrease and results of operations could suffer.

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

Additionally, if we misjudge market trends, we may significantly overstock unpopular products and be forced to take significant inventory markdowns, which would have a negative impact on our gross profit and cash flow. Conversely, shortages of items that prove popular could result in missed sales. In addition, a major shift in consumer demand away from home décor could also have a material adverse effect on our business, results of operations and financial condition.

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

Our loyalty program offers customer incentives, which include earning points that are converted to reward dollars that can be redeemed on future purchases, in addition to other bonus offers. If our customers do not respond positively to this program or if the program costs more than anticipated in reward redemptions, our financial results could be adversely impacted.

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

We are dependent upon generating sufficient cash flows from operations to fund our obligations and strategic investments. We maintain a secured revolving credit facility to enable us to acquire merchandise, to fund working capital requirements and to support standby letters of credit. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain of our eligible assets and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions, including restrictions on the ability to repurchase our common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. Our revolving credit facility contains a number of affirmative and restrictive covenants that may also limit our actions. Continued negative cash flows from operations could result in increased borrowings under our revolving credit facility to fund operational needs, increased utilization of letters of credit and greater dependence on the availability of the revolving credit facility. These actions could result in us being subject to increased restrictions, incurring increased interest expense and increasing our leverage. See “Item 8. Financial Statements and Supplementary Data – Note 4 – Senior Credit Facility” for additional discussion.

Risks Related to Competition

We face an extremely competitive specialty retail business market, and such competition could result in a reduction of our prices and a loss of our market share.

The retail market is a highly competitive market. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, and catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. The substantial sales growth in the e-commerce industry within the last decade has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing in order to gain market share. Our competitors, many of which are larger and have substantially greater financial and other resources than us, include HomeGoods, Bed, Bath & Beyond, Cost Plus World Market, Crate & Barrel, Williams-Sonoma, Inc., Hobby Lobby, At Home, Target, Ebay, Amazon and Wayfair. Our stores and our www.kirklands.com website also compete with the ever-increasing number of internet retail websites offering home décor merchandise. The availability of home décor merchandise from various competitors on the internet could result in increased price competition as our customers are more readily able to comparison shop, which could reduce our sales, prices and margins and adversely affect our results of operations. Further, unanticipated changes in pricing or other practices of our competitors, including promotional activity, such as thresholds for free shipping and rapid price fluctuation enabled by technology, may adversely affect our performance.

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

We may be unable or unwilling to strictly enforce our trademarks in each jurisdiction in which we do business. Also, we may not always be able to successfully enforce our trademarks against competitors or against challenges by others. Our failure to successfully protect our trademarks could diminish the value and efficacy of our brand recognition, harm our rebranding efforts and could cause customer confusion, which could, in turn, adversely affect our sales and profitability.

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

In fiscal 2022, approximately 51% of our merchandise was purchased through vendors in the United States who either import merchandise from foreign countries or contract with domestic manufacturers, while approximately 49% of our merchandise was directly sourced by us from factories in foreign countries. We are subject to the risks involved with relying on products manufactured abroad, particularly to the extent that their effects are passed through to us by our vendors or that those risks directly apply to us. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, first cost price increases, freight cost increases, exchange rate fluctuations, terrorism, public health crises, war, economic uncertainties (including inflation, foreign government regulations and political unrest), trade restrictions (including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices) and other factors relating to foreign trade, including costs and uncertainties associated with efforts to identify and disclose sources of “conflict minerals” used in products that we cause to be manufactured and potential sell-through difficulties and reputational damage that may be associated with our inability to determine that such products are classified as “DRC conflict-free.” If any of these or other factors were to cause a disruption of trade, from the countries in which the suppliers of our vendors or our direct suppliers are located, our inventory levels may be reduced or the cost of our products may increase. For example, the COVID-19 pandemic led to work and travel restrictions in and out of foreign countries as well as temporary closures of production facilities and production and logistics constraints due to workforce availability of certain factories. These travel restrictions, factory closures, production and logistics constraints and shipping price increases have resulted in delayed shipments and increased shipping costs for our merchandise.

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

Approximately 67% of our fiscal 2022 merchandise purchases are products manufactured in China. We have developed strategies to try to mitigate the impact of current and potential future tariffs, including collaborative efforts with our vendor partners and raising retail prices. There can be no assurance that the imposed tariffs will not be increased, expanded or extended, or that the issues that led the Office of the U.S. Trade Representative to impose the tariffs will be resolved. The impact of these tariffs on current and future fiscal years could have a material adverse effect on our cost of goods sold and results of operations.

We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. We purchase our products from approximately 200 vendors with which we have no long-term purchase commitments or exclusivity contracts. We have a core group of approximately 90 vendors that provide approximately 90% of our merchandise. No vendor provides over 10% of our merchandise purchases. Any disruption in the relationship with our core vendors could negatively impact our ability to achieve anticipated operating results.

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

The distribution of products to our stores and directly to our customers is coordinated through our third-party west coast bypass operation, our distribution facility in Jackson, Tennessee, our third-party distribution center in Lancaster, Texas and two e-commerce shipping hubs in North Las Vegas, Nevada and Winchester, Virginia. We depend on the orderly operation of these receiving and distribution facilities, which rely on adherence to shipping schedules and effective management. In early 2023, we closed our North Las Vegas, Nevada e-commerce order fulfillment center due to lack of shipping volume from that location.

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

We rely upon our existing information systems for operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandise planning and replenishment, as well as various financial functions. These systems and our operations are vulnerable to damage or interruption from fire, flood and other natural disasters, power loss, computer systems failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data, misappropriation, computer viruses, malicious attacks and security breaches.

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

The success of our store strategy depends on our ability to hire, train and retain qualified district managers, store managers and sales associates to support our stores. In addition, the time and effort required to train and supervise a large number of new managers and associates due to seasonal hiring practices or excessive turnover may divert resources from our existing stores and adversely affect our operating and financial performance.

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

Our headquarters, store locations, distribution centers and warehouses, as well as certain of our vendors and customers, are located in areas that have been and could be subject to natural disasters such as floods, hurricanes, tornadoes, fires or earthquakes. In addition, we operate in markets that may be susceptible to pandemic outbreaks (such as COVID-19), war, terrorist acts or disruptive global political events, such as civil unrest in countries in which our vendors are located or products are manufactured. Our business may be harmed if our ability to sell and distribute products is impacted by any such events, any of which could influence customer trends and purchases and may negatively impact our net sales, properties or operations. Such events could result in physical damage to one or more of our properties, the temporary closure of some or all of our stores or distribution centers, the temporary lack of an adequate work force in a market, temporary or long-term disruption in the transport of goods, delay in the delivery of goods to our distribution centers or stores, disruption of our technology support or information systems, or fuel shortages or dramatic increases in fuel prices and shipping costs, which increase the cost of doing business. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage. Any of these factors, or a combination thereof, could adversely affect our operations.

Our performance may be affected by general economic conditions.

Our performance is subject to worldwide economic conditions and their impact on levels of discretionary consumer spending. Some of the factors that have had, and may in the future have, an impact on discretionary consumer spending include national or global economic downturns, an increase in consumer debt (and a corresponding decrease in the availability of affordable consumer credit), reductions in net worth based on recent severe market declines, softness in the residential real estate and mortgage markets, changes in taxation, increases in fuel and energy prices, fluctuation in interest rates, low consumer confidence and other macroeconomic factors.

Specialty retail is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of home décor and furnishings tend to be highly correlated with cycles in consumers’ disposable income and trends in the housing market. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Because of the seasonality of our business, economic downturns, increased sourcing costs, or scarcity in equipment during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. As purchases of home décor and furnishings may decline during recessionary periods, a prolonged recession, including any related decrease in consumers’ disposable incomes, may have a material adverse effect on our business, financial condition and results of operations.

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

Efficient inventory management is a key component of our business success and profitability. To be successful, we must maintain sufficient inventory levels to meet our customers’ demands without allowing those levels to increase to such an extent that the costs to store and hold the goods unduly impacts our financial results. If our buying decisions do not accurately predict customer trends or purchasing actions, we may have to take unanticipated markdowns to dispose of the excess inventory, which also can adversely impact our financial results. Though we attempt to reduce these risks, we cannot assure you that we will be successful in our inventory management, which may negatively impact our cash flows and results of operations.

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

The following table indicates the states where our stores are located and the number of stores within each state as of January 28, 2023:

State	Number of Stores	State	Number of Stores
Texas	52	Mississippi	6
Florida	29	Oklahoma	6
Georgia	22	New Jersey	6
North Carolina	20	Arkansas	5
Tennessee	20	Wisconsin	5
California	18	Delaware	4
Alabama	14	Kansas	4
Illinois	13	Minnesota	4
Indiana	12	Colorado	3
Pennsylvania	12	Iowa	3
Louisiana	10	Maryland	3
Ohio	10	New York	3
Michigan	10	North Dakota	2
Missouri	10	Nebraska	2
South Carolina	10	Nevada	2
Virginia	9	West Virginia	1
Kentucky	8	South Dakota	1
Arizona	7	Total	346

We lease all of our distribution locations, and we lease additional overflow warehouse space as needed on a month-to-month basis. The following is a list of distribution locations including the approximate square footage as of January 28, 2023:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On March 13, 2023, there were approximately 30 holders of record and approximately 15,976 beneficial owners of our common stock.

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

Issuer Repurchases of Equity Securities

On December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $20 million, $20 million and $30 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. In fiscal 2022, we repurchased and retired 479,966 shares of common stock at an aggregate cost of approximately $6.3 million under our share repurchase plans. As of January 28, 2023, we had approximately $26.3 million remaining under the January 6, 2022 share repurchase plan. Shares of common stock repurchased by the Company during fiscal 2022 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased (in 000s)
First Quarter	479,966	$13.03	479,966	$26,304
Second Quarter	—	$—	—	$—
Third Quarter	—	$—	—	$—
Fourth Quarter	—	$—	—	$—
As of and for the year ended January 28, 2023	479,966	$13.03	479,966	$26,304

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended January 28, 2023 (our fiscal years 2022 and 2021). For a comparison of our results of operations for the 52-week period ended January 29, 2022, compared to the 52-week period ended January 30, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the SEC on March 25, 2022. This discussion should be read with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

A number of the matters and subject areas discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and elsewhere in this Form 10-K are not limited to historical or current facts and deal with potential future circumstances and developments and are, accordingly, “forward-looking statements.” You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar expressions, are only predictions and that actual events or results may differ materially.

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of January 28, 2023, we operated a total of 346 stores in 35 states as well as an e-commerce website, www.kirklands.com, under the Kirkland’s

Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

Executive Summary

In fiscal 2022, we opened one new store and closed 16 stores. In fiscal 2021, we opened four new stores, closed 16 stores and relocated two stores. E-commerce sales, including shipping revenue, was 26.5% and 26.8% of net sales in fiscal 2022 and fiscal 2021, respectively.

Our net sales for fiscal 2022 decreased by 10.6% to $498.8 million from $558.2 million in fiscal 2021. The net sales decrease of $59.4 million in fiscal 2022 was primarily due to a consolidated comparable sales decrease of $48.9 million, mainly due to a decrease in traffic and conversion in stores and online, partially offset by an increase in average ticket. Comparable sales, which includes e-commerce sales, decreased 9.0% for fiscal 2022 compared to an increase of 5.6% for fiscal 2021. For fiscal 2022, gross profit decreased 36.4% to $119.8 million from $188.4 million for fiscal 2021. Gross profit as a percentage of net sales decreased 980 basis points to 24.0% of net sales for fiscal 2022 from 33.8% in fiscal 2021, which included approximately 550 basis points or $61.0 million of decreased merchandise margin in fiscal 2022. We had an operating loss of $42.8 million in fiscal 2022 compared to operating income of $25.3 million in fiscal 2021, a change of $68.1 million, driven by the aforementioned sales decline and decreased margin. For fiscal 2022, net loss was $44.7 million, or $3.52 per diluted share, compared to net income of $22.0 million, or $1.51 per diluted share, in fiscal 2021.

We ended fiscal 2022 with $5.2 million in cash and cash equivalents and $15.0 million in outstanding debt.

Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue, revenue earned from our private label credit card program and excludes sales taxes. Gross profit is the difference between net sales and cost of sales. Cost of sales has five distinct components, including: merchandise cost (including product cost, inbound freight expense, inventory shrink and damages), store occupancy costs, outbound freight costs (including both stores and e-commerce shipping expenses), central distribution costs and depreciation of store and distribution center assets. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

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

Store Strategy

Our store strategy emphasizes maintaining our store count, while still exiting under-performing stores and relocating selected stores to better locations. We are prioritizing improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and improves the customer experience. Annually, we anticipate a small amount of store closures and limited store openings as we execute our store strategy over the next several years.

The following table summarizes store information for the periods indicated:

	52 Weeks Ended	52 Weeks Ended
	January 28, 2023	January 29, 2022
New store openings	1	4
Permanent store closings	16	16
Store relocations	—	2
Decrease in store units	(4.2)%	(3.2)%
Decrease in store square footage	(3.5)%	(3.0)%

The following table summarizes store information as of January 28, 2023 and January 29, 2022:

	As of January 28, 2023	As of January 29, 2022
Number of stores	346	361
Square footage	2,790,128	2,892,249
Average square footage per store	8,064	8,012

Cash Flow

Our cash and cash equivalents decreased from $25.0 million at January 29, 2022 to $5.2 million at January 28, 2023 mainly reflecting the decline in our operating performance and changes in working capital, partially offset by borrowing under our revolving credit facility. Our objective is to finance all of our operating and investing activities for fiscal 2023 with cash provided by operations and borrowings available under our revolving credit facility, as necessary.

Fiscal 2022 Compared to Fiscal 2021

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2022		Fiscal 2021		Change
	$	%	$	%	$	%
Net sales	$498,825	100.0%	$558,180	100.0%	$(59,355)	(10.6)%
Cost of sales	379,036	76.0	369,752	66.2	9,284	2.5
Gross profit	119,789	24.0	188,428	33.8	(68,639)	(36.4)
Operating expenses:
Compensation and benefits	85,231	17.1	84,931	15.2	300	0.4
Other operating expenses	69,183	13.9	70,786	12.7	(1,603)	(2.2)
Depreciation (exclusive of depreciation included in cost of sales)	6,055	1.2	6,612	1.2	(557)	(8.4)
Asset impairment	2,071	0.4	754	0.2	1,317	1.7
Operating (loss) income	(42,751)	(8.6)	25,345	4.5	(68,096)	(268.7)
Interest expense	1,735	0.4	320	0.1	1,415	442.2
Other income	(335)	(0.1)	(344)	(0.1)	9	(2.6)
(Loss) income before income taxes	(44,151)	(8.9)	25,369	4.5	(69,520)	(274.0)
Income tax expense	543	0.1	3,343	0.6	(2,800)	(83.8)
Net (loss) income	$(44,694)	(9.0)%	$22,026	3.9%	$(66,720)	(302.9)%

Net sales. Net sales decreased 10.6% to $498.8 million in fiscal 2022 compared to $558.2 million in fiscal 2021. The net sales decrease of $59.4 million in fiscal 2022 was primarily due to lower traffic and conversion, partially offset by an increase in average ticket. Comparable store sales, including e-commerce sales, decreased 9.0% for fiscal 2022 compared to an increase of 5.6% for fiscal 2021. In fiscal 2022, e-commerce sales decreased 11.6% compared to the prior year period and were 26.5% of our net sales. The decrease in e-commerce sales was driven by a decrease in website traffic and conversion, partially offset by an increase in average ticket.

Gross profit. Gross profit as a percentage of net sales decreased 980 basis points from 33.8% in fiscal 2021 to 24.0% in fiscal 2022. The overall decrease in gross profit margin was due to unfavorable merchandise margin, distribution center costs, store occupancy costs and outbound freight costs, partially offset by favorable depreciation expense. Merchandise margin decreased approximately 550 basis points from 56.9% in fiscal 2021 to 51.4% in fiscal 2022 mainly due to the impact of discounting product to drive sales and move through inventory, as well as increased incremental inbound freight costs. Distribution center costs increased approximately 180 basis points to 5.9% of net sales due to higher temporary labor costs and operational inefficiencies from elevated inventory levels and implementation of a new warehouse management system. Store occupancy costs increased approximately 180 basis points to 11.4% of net sales due to the sales deleverage on these fixed costs and higher rent on amended leases. Outbound freight costs, including both store and e-commerce shipping expenses, increased approximately 110 basis points to 8.0% of net sales primarily due to rate and fuel inflation and additional routes deployed to move more product. Depreciation of store and distribution center assets decreased approximately 40 basis points to 2.1% of net sales in fiscal 2022.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 190 basis points from 15.2% in fiscal 2021 to 17.1% in fiscal 2022, primarily due to the deleverage of higher store and corporate payroll expenses due to wage increases, partially offset by lower corporate bonus expenses.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 120 basis points from 12.7% in fiscal 2021 to 13.9% in fiscal 2022. The increase as a percentage of net sales was primarily related to the decline in net sales, along with increased insurance expenses due to favorable claims adjustments in the prior year period, partially offset by reduced advertising expenses.

Income tax expense. We recorded income tax expense of $0.5 million, or 1.2% of the loss before income taxes, during fiscal 2022 compared to an income tax expense of $3.3 million, or 13.2% of income before income taxes, during the prior year period. The change in the tax rate for fiscal 2022 compared to the prior year period was primarily due to the increase in valuation allowances against deferred tax assets because of the 2022 federal net operating loss carry-forward, which is fully offset by a valuation allowance. See “Item 8. Financial Statements and Supplementary Data – Note 3 — Income Taxes” for further discussion.

Net (loss) income. As a result of the foregoing, we reported net loss of $44.7 million, or $3.52 per diluted share, for fiscal 2022 compared to net income of $22.0 million, or $1.51 per diluted share, for fiscal 2021.

Non-GAAP Financial Measures

To supplement our audited consolidated financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including EBITDA, adjusted EBITDA, adjusted operating (loss) income, adjusted net (loss) income and adjusted diluted (loss) earnings per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP financial measures. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP financial measures, in evaluating our operational performance.

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

The following table shows a reconciliation of operating (loss) income to EBITDA, adjusted EBITDA and adjusted operating (loss) income for the 52 weeks ended January 28, 2023 and January 29, 2022, and a reconciliation of net (loss) income and diluted (loss) earnings per share to adjusted net (loss) income and adjusted diluted (loss) earnings per share for the 52 weeks ended January 28, 2023 and January 29, 2022:

	52 Weeks Ended
	January 28, 2023	January 29, 2022
Operating (loss) income	$(42,751)	$25,345
Depreciation	16,522	20,431
EBITDA	(26,229)	45,776
Non-GAAP adjustments:
Total adjustments in cost of sales(1)	46	(738)
Asset impairment(2)	2,071	754
Stock-based compensation expense(3)	1,961	1,667
Severance charges(4)	839	361
Total adjustments in operating expenses	4,871	2,782
Total non-GAAP adjustments	4,917	2,044
Adjusted EBITDA	(21,312)	47,820
Depreciation	16,522	20,431
Adjusted operating (loss) income	$(37,834)	$27,389

Net (loss) income	$(44,694)	$22,026
Non-GAAP adjustments, net of tax:
Total adjustment in cost of sales(1)	35	(553)
Asset impairment(2)	1,574	565
Stock-based compensation expense, including tax impact(3)	922	628
Severance charges(4)	637	271
Total adjustments in operating expenses	3,133	1,464
Tax valuation allowance(5)	11,134	(2,501)
Total non-GAAP adjustments, net of tax	14,302	(1,590)
Adjusted net (loss) income	$(30,392)	$20,436

Diluted (loss) earnings per share	$(3.52)	$1.51
Adjusted diluted (loss) earnings per share	$(2.39)	$1.40

Diluted weighted average shares outstanding	12,703	14,615

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

Cash flows from operating activities. Net cash used in operating activities was $18.2 million in fiscal 2022 compared to $30.8 million in fiscal 2021. Cash flows from operating activities depends heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The decrease in the amount of cash flows used in operations in fiscal 2022 compared to fiscal 2021 was primarily due to working capital changes related to inventory, partially offset by a decline in operating performance. We sold through excess inventory in fiscal 2022 compared to rising inventory levels in fiscal 2021, to due supply chain delays of holiday product and higher inbound freight costs.

Cash flows from investing activities. Net cash used in investing activities was approximately $8.1 million and $7.1 million for fiscal 2022 and 2021, respectively.

The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Technology and omni-channel projects	$4,066	$2,977
Existing store refreshes, remodels and maintenance	2,134	1,140
Distribution center and supply chain enhancements	1,117	1,605
New and relocated stores	404	877
Corporate	399	529
Total capital expenditures	$8,120	$7,128

The capital expenditures in fiscal 2022 related primarily to technology and omni-channel projects, existing store refreshes, remodels and maintenance, distribution center and supply chain enhancements and new stores. The capital expenditures in fiscal 2021 related primarily to technology and omni-channel projects, distribution center and supply chain enhancements, existing store refreshes, remodels and maintenance and new and relocated stores.

Cash flows from financing activities. Net cash provided by financing activities was $6.4 million in fiscal 2022, and net cash used in financing activities was approximately $37.5 million in fiscal 2021. During 2022, we borrowed $60.0 million under our revolving credit facility, which was partially offset by the repayment of $45.0 million of the borrowings. During fiscal 2022 and 2021, we repurchased and retired approximately $6.3 million and $37.3 million shares of common stock, respectively.

Senior credit facility. On December 6, 2019, we entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The Credit Agreement contains a $75.0 million senior secured revolving credit facility, a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and a maturity date of December 2024. On December 16, 2022, we entered into a LIBOR Transition Amendment, which modified the Credit Agreement to incur interest based on the Secured Overnight Financing Rate (”SOFR”) instead of the London Interbank Offered Rate (”LIBOR”). Advances under the Credit Agreement bear interest at an annual rate equal to SOFR or LIBOR, historically, plus a margin ranging from 125 to 175 basis points with no SOFR or LIBOR floor. The fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of January 28, 2023, we were in compliance with the covenants in the Credit Agreement. As of January 28, 2023, there were $15.0 million in outstanding borrowings and no letters of credit outstanding, with approximately $41.0 million available for borrowing. Subsequent to January 28, 2023, we borrowed a net additional $13.0 million under the Credit Agreement.

On March 31, 2023, we entered into a Third Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amends the previous Credit Agreement from a $75.0 million to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the previous Credit Agreement and extends its maturity date to March 2028. Advances under the 2023 Credit Agreement will bear interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor. Upon demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases to SOFR plus a margin of 150 to 200 basis points. The fee paid to the lenders on the unused portion of the credit facility is 25 basis points when usage is greater than 50% of the facility amount; otherwise, the fee on the unused portion is 37.5 basis points. There is still a swingline availability of $10.0 million and $25.0 million incremental accordion feature.

As of January 28, 2023, our balance of cash and cash equivalents was approximately $5.2 million. We believe that the combination of our cash balances, cash flow from operations and availability under our Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plans. On December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $20.0 million, $20.0 million and $30.0 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of January 28, 2023, we had approximately $26.3 million remaining under the January 6, 2022 share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Shares repurchased and retired	479,966	1,809,321
Share repurchase cost	$6,253	$37,287

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

We estimate as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur throughout the fiscal year. Historically, the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $160,000 as of January 28, 2023.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess and obsolete inventory reduce merchandise inventory to the lower of cost or net realizable value based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of January 28, 2023, our reserve for excess and obsolete inventory was approximately $181,000.

Impairment of long-lived assets — We evaluate the recoverability of the carrying amounts of long-lived assets, including lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying values may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group with no asset written down below its individual fair value. We estimate the individual fair value of long-lived fixed assets based on orderly liquidation value and the individual fair value of lease right-of-use assets based on market participant rents.

Our asset impairment charges were $2.1 million and $0.8 million for fiscal 2022 and 2021, respectively. If our estimates and assumptions used in estimating future cash flows and asset fair values change or our operating results deteriorate, we may be exposed to additional losses that could be material.

Insurance reserves — Workers’ compensation and general liability insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience and judgments about the present and expected levels of cost per claim. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. As of January 28, 2023 and January 29, 2022, our self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to workers’ compensation and general liability insurance programs were $3.8 million and $4.1 million, respectively.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet dates. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax loss by approximately $383,000 for fiscal 2022.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. We record valuation allowances to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on our judgment, estimates and assumptions regarding those future events. In the event we were to determine that we would not be able to realize all or a portion of the net deferred tax assets in the future, we would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future, in excess of the net carrying amounts, then we would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual events and prior estimates and judgments could result in adjustments to this valuation allowance. We established a valuation allowance against deferred tax assets in fiscal 2019, as we had, and continue to have, a three-year cumulative loss before income taxes. As of January 28, 2023, we had a $14.7 million deferred tax valuation allowance.

Our income tax returns are subject to audit by local, state and federal tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differ from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. We have no unrecognized tax benefit reserve as of January 28, 2023.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our Credit Agreement, as discussed in “Item 8. Financial Statements and Supplementary Data – Note 4 — Senior Credit Facility and Note 12 — Subsequent Events,” which bear interest based on variable rates. As of January 28, 2023, we had $15.0 million of outstanding borrowings under our Credit Agreement, while as of January 29, 2022, we had no outstanding borrowings under our Credit Agreement. We had borrowings and repayments under our Credit Agreement in fiscal 2022 and 2021, and incurred interest expense of approximately $1.7 million and $300,000, respectively, due to rising interest rates and higher borrowings. Subsequent to January 28, 2023, we borrowed a net additional $13.0 million under our Credit Agreement. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other similar financial instruments as of January 28, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kirkland’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

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

Estimate of Workers' Compensation Self-Insurance Reserves
Description of the Matter

At January 28, 2023, the Company’s reserve for workers’ compensation self-insurance risks was $3.8 million. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation exposure. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claims costs for the workers’ compensation exposure are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience and loss development factors.

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

Nashville, Tennessee

April 4, 2023

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	January 28, 2023	January 29, 2022
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,171	$25,003
Inventories, net	84,071	114,029
Prepaid expenses and other current assets	5,089	10,537
Total current assets	94,331	149,569
Property and equipment:
Equipment	19,614	20,043
Furniture and fixtures	66,906	69,823
Leasehold improvements	103,525	106,065
Computer software and hardware	81,685	77,311
Projects in progress	743	3,366
Property and equipment, gross	272,473	276,608
Accumulated depreciation	(233,797)	(226,611)
Property and equipment, net	38,676	49,997
Operating lease right-of-use assets	134,525	124,684
Other assets	6,714	6,939
Total assets	$274,246	$331,189
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,739	$62,535
Accrued expenses	26,069	30,811
Operating lease liabilities	41,499	41,268
Total current liabilities	111,307	134,614
Operating lease liabilities	114,613	111,021
Revolving line of credit	15,000	—
Other liabilities	3,553	4,428
Total liabilities	244,473	250,063
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at January 28, 2023, and January 29, 2022	—	—
Common stock, no par value, 100,000,000 shares authorized; 12,754,368 and 12,631,347 shares issued and outstanding at January 28, 2023, and January 29, 2022, respectively	175,450	175,856
Accumulated deficit	(145,677)	(94,730)
Total shareholders’ equity	29,773	81,126
Total liabilities and shareholders’ equity	$274,246	$331,189

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
	(In thousands, except per share data)
Net sales	$498,825	$558,180	$543,496
Cost of sales	379,036	369,752	370,658
Gross profit	119,789	188,428	172,838
Operating expenses:
Compensation and benefits	85,231	84,931	85,569
Other operating expenses	69,183	70,786	63,290
Depreciation (exclusive of depreciation included in cost of sales)	6,055	6,612	6,305
Asset impairment	2,071	754	9,387
Total operating expenses	162,540	163,083	164,551
Operating (loss) income	(42,751)	25,345	8,287
Interest expense	1,735	320	571
Other income	(335)	(344)	(376)
(Loss) income before income taxes	(44,151)	25,369	8,092
Income tax expense (benefit)	543	3,343	(8,547)
Net (loss) income	$(44,694)	$22,026	$16,639
(Loss) earnings per share:
Basic	$(3.52)	$1.61	$1.18
Diluted	$(3.52)	$1.51	$1.12
Weighted average shares outstanding:
Basic	12,703	13,670	14,159
Effect of dilutive common stock equivalents	—	945	721
Diluted	12,703	14,615	14,880

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at February 1, 2020	13,955,826	$172,885	$(95,930)	$76,955
Employee stock purchases	34,999	35	—	35
Exercise of stock options	52,561	360	—	360
Restricted stock issued	281,604	—	—	—
Net share settlement of stock options and restricted stock units	(22,814)	(60)	—	(60)
Stock-based compensation expense	—	1,171	—	1,171
Repurchase and retirement of common stock	(9,926)	—	(178)	(178)
Net income	—	—	16,639	16,639
Balance at January 30, 2021	14,292,250	174,391	(79,469)	94,922
Exercise of stock options	49,454	177	—	177
Restricted stock issued	120,468	—	—	—
Net share settlement of stock options and restricted stock units	(21,504)	(379)	—	(379)
Stock-based compensation expense	—	1,667	—	1,667
Repurchase and retirement of common stock	(1,809,321)	—	(37,287)	(37,287)
Net income	—	—	22,026	22,026
Balance at January 29, 2022	12,631,347	175,856	(94,730)	81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	826,423	—	—	—
Net share settlement of stock options and restricted stock units	(226,141)	(2,383)	—	(2,383)
Stock-based compensation expense	—	1,961	—	1,961
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(44,694)	(44,694)
Balance at January 28, 2023	12,754,368	$175,450	$(145,677)	$29,773

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(44,694)	$22,026	$16,639
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	16,522	20,431	23,256
Amortization of debt issuance costs	91	91	93
Asset impairment charge	2,071	754	9,387
Loss on disposal of property and equipment	185	195	87
Stock-based compensation expense	1,961	1,667	1,171
Deferred income taxes	—	—	1,525
Changes in assets and liabilities:
Inventories, net	29,958	(51,946)	32,591
Prepaid expenses and other current assets	5,152	(1,949)	(1,654)
Accounts payable	(18,192)	6,455	(2,883)
Accrued expenses	(3,005)	(6,643)	6,803
Income taxes (refundable) payable	(1,441)	(310)	1,959
Operating lease assets and liabilities	(6,269)	(19,412)	(8,573)
Other assets and liabilities	(490)	(2,144)	(1,838)
Net cash (used in) provided by operating activities	(18,151)	(30,785)	78,563
Cash flows from investing activities:
Proceeds from sale of property and equipment	59	68	209
Capital expenditures	(8,120)	(7,128)	(8,698)
Net cash used in investing activities	(8,061)	(7,060)	(8,489)
Cash flows from financing activities:
Borrowings on revolving line of credit	60,000	—	40,000
Repayments on revolving line of credit	(45,000)	—	(40,000)
Debt issuance costs	—	—	(26)
Cash used in net share settlement of stock options and restricted stock units	(2,383)	(379)	(60)
Proceeds received from employee stock option exercises	16	177	360
Employee stock purchases	—	—	35
Repurchase and retirement of common stock	(6,253)	(37,287)	(178)
Net cash provided by (used in) financing activities	6,380	(37,489)	131
Cash and cash equivalents:
Net (decrease) increase	(19,832)	(75,334)	70,205
Beginning of the year	25,003	100,337	30,132
End of the year	$5,171	$25,003	$100,337
Supplemental cash flow information:
Interest paid	$1,413	$201	$442
Income taxes paid (received)	2,070	3,664	(11,945)
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$699	$1,303	$396
Increase (decrease) of operating lease liabilities from new or modified leases	47,203	5,802	(4,001)

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Nature of business — Kirkland’s is a specialty retailer of home décor and furnishings in the United States operating 346 stores in 35 states as of January 28, 2023, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2022, 2021 and 2020 represented the 52 weeks ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

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

The Company incurs various types of warehousing, transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a component of cost of sales as the related inventory is sold. As of January 28, 2023 and January 29, 2022, there were $6.3 million and $6.9 million, respectively, of distribution center costs included in inventory on the consolidated balance sheets.

The Company estimates as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed store physical count and the end of the financial reporting period based upon historical physical inventory count results. The Company adjusts these estimates based on changes, if any, in the trends yielded by its physical inventory counts, which occur throughout the fiscal year. The reserve for estimated inventory shrinkage was $1.6 million and $1.4 million as of January 28, 2023 and January 29, 2022, respectively.

The Company estimates a reserve for unknown damaged inventory based on historical damage data. Management adjusts these estimates based on any changes in actual damage results. The reserve for estimated damaged inventory was approximately $1.0 million and $1.3 million as of January 28, 2023 and January 29, 2022, respectively.

The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise. As of January 28, 2023 and January 29, 2022, the reserve for excess and obsolescence was approximately $181,000 and $332,000, respectively.

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

Prepaid expenses and other current assets — The Company recognizes assets for expenses paid but not yet incurred, as well as other items such as miscellaneous receivables. As of January 28, 2023 and January 29, 2022, prepaid expenses and other current assets on the consolidated balance sheets included receivables of approximately $842,000 and $4.7 million, respectively. The prepaid expenses and other current assets as of January 29, 2022 included $1.4 million in employer tax credits receivable from the Internal Revenue Service due under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was received in fiscal 2022.

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

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2022, 2021 and 2020, the Company recorded approximately $6.4 million, $7.1 million and $6.9 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $15.5 million and $15.8 million at the end of fiscal years 2022 and 2021, respectively. Property and equipment included capitalized computer software currently under development of $400,000 and $2.4 million as of January 28, 2023 and January 29, 2022, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements, which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations. As of January 28, 2023 and January 29, 2022, the liability for asset retirement obligations was approximately $724,000 and $749,000, respectively, and the asset was approximately $115,000 and $137,000, respectively.

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

Impairment of long-lived assets — The Company evaluates the recoverability of the carrying amounts of long-lived assets, including lease right-of-use assets, when events or changes in circumstances dictate that their carrying values may not be recoverable. This review includes the evaluation of individual under-performing retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the assets’ fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group, with no asset written down below its individual fair value. The Company estimates the individual fair value of long-lived fixed assets based on orderly liquidation value and the individual fair value of lease right-of-use assets based on market participant rents. See “Note 10 — Impairment” for further discussion.

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends. As of January 28, 2023 and January 29, 2022, the Company’s self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to workers’ compensation and general liability were $3.8 million and $4.1 million, respectively. As of January 28, 2023 and January 29, 2022, the Company’s self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to employee medical insurance were approximately $701,000 and $406,000, respectively.

Net sales — Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.5 million and $1.4 million reserved for sales returns at January 28, 2023 and January 29, 2022, respectively, included in accrued expenses on the consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the consolidated balance sheets was approximately $705,000 and $697,000 at January 28, 2023 and January 29, 2022, respectively.

Deferred e-commerce revenue — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the consolidated balance sheets was approximately $685,000 and $1.0 million at January 28, 2023 and January 29, 2022, respectively. The related contract assets, reflected in inventory on the consolidated balance sheets, totaled approximately $359,000 and $518,000 at January 28, 2023 and January 29, 2022, respectively. E-commerce shipping expenses are accounted for as fulfillment costs and are included in the consolidated statements of operations as a component of cost of sales.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	January 28, 2023	January 29, 2022	January 30, 2021
Gift card liability, net of estimated breakage (included in accrued expenses)	$14,077	$14,761	$13,408

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Gift card breakage revenue (included in net sales)	$1,419	$1,425	$1,172
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	5,321	5,129	5,329

Customer loyalty program — The Company has established a loyalty program called the K-club, whereby members receive access to coupons, birthday rewards, monthly sweepstakes, sneak peeks, exclusive deals and more. The Company’s loyalty program offers points to members on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606, “Revenue from Contracts with Customers”. The allocated consideration for the points earned by loyalty program members is deferred based on the standalone selling price of the points and recorded within accrued expenses on the consolidated balance sheet. The measurement of standalone selling prices takes into consideration the estimated points that will be converted to certificates and certificates that are expected to be redeemed, based on historical redemption patterns. This measurement is applied to the Company’s portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. The Company believes the impact to its consolidated financial statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations generally relate to contracts with terms less than one year, as points generally expire on a rolling 12-month basis and certificates generally expire within two months from issuance. The related loyalty program deferred revenue included in accrued expenses on the consolidated balance sheets was approximately $1.2 million and $1.3 million as of January 28, 2023 and January 29, 2022, respectively.

Private label credit card — The Company has a private label credit card program for its customers. Each private label credit card bears the logo for the Kirkland’s brand and can only be used at the Company’s store locations and e-commerce channel. The card program is operated and managed by a third-party bank, Wells Fargo, that assumes all of the losses associated with non-payment by the private label card holders and a portion of any fraudulent usage of the accounts.

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

Cost of sales — Cost of sales includes the cost of product purchased from vendors, inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, payroll and overhead associated with our distribution facility and its network, store occupancy costs and depreciation of leasehold improvements, equipment, and other property in the stores and distribution centers. Distribution facility costs, excluding depreciation, included in cost of sales were approximately $29.5 million, $23.2 million and $24.7 million for fiscal 2022, 2021 and 2020, respectively.

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

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, direct mail, email communications, paid search, digital advertising, social media, public relations and in-store signage. Total advertising expense was $18.3 million, $22.0 million and $14.3 million for fiscal 2022, 2021 and 2020, respectively. Prepaid advertising costs were approximately $17,000 and $287,000 as of January 28, 2023 and January 29, 2022, respectively.

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

Concentrations of risk — The Company has risk of geographic concentration with respect to the sourcing of its inventory purchases. Approximately 67% of the Company’s inventory purchases in fiscal 2022 were from China.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The Company also has a non-depleting collateral trust with the Company’s workers’ compensation and general liability insurance provider named as beneficiary. The assets in this trust are invested in financial instruments that would fall within Level 1 of the fair value hierarchy, and they are included in other assets on the consolidated balance sheets.

The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions, including forecasts of projected financial information that would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents (Level 2 input) to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant (Level 2 input) to quantify fair value for other long-lived assets. See “Note 10 — Impairment” for further discussion.

(Loss) earnings per share — Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period presented. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted (loss) earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 571,000 shares, 134,000 shares and 201,000 shares for fiscal 2022, 2021 and 2020, respectively.

Comprehensive (loss) income — Comprehensive (loss) income does not differ from the consolidated net (loss) income presented in the consolidated statements of operations.

Operating segments — The Company is a specialty retailer of home décor that offers its products in its stores and on its website. The Company has determined that each of its stores and its e-commerce operations is an operating segment. The operating performance of all stores and e-commerce has been aggregated into one reportable segment. The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products and distribution methods. Revenues from external customers are derived from merchandise sales, and the Company does not rely on any major customers as a source of revenue. Across its store base, the Company operates one store format under the Kirkland’s Home brand name in which each store offers the same general mix of merchandise with similar categories and similar customers. The Company believes that disaggregating its operating segments would not provide meaningful additional information.

Note 2 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	January 28, 2023	January 29, 2022
Gift cards	$14,077	$14,761
Salaries and wages	3,514	5,626
Workers’ compensation and general liability reserves	1,948	2,019
Sales returns reserve	1,475	1,441
Loyalty program deferred revenue	1,232	1,265
Sales taxes	999	1,227
Employee medical insurance reserves	701	406
Deferred e-commerce revenue	685	1,028
Payroll taxes	251	245
Income taxes payable	173	1,911
Other	1,014	882
	$26,069	$30,811

Note 3 — Income Taxes

The Company’s income tax expense (benefit) is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The Company’s provision for income taxes consists of the following (in thousands):

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Current tax expense (benefit):
Federal	$(153)	$3,269	$(10,124)
State	696	74	52
Deferred tax expense (benefit):
Federal	—	—	—
State	—	—	1,525
	$543	$3,343	$(8,547)

Income tax expense (benefit) differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes. A reconciliation of income tax expense (benefit) at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Tax at federal statutory rate	$(9,272)	$5,327	$1,699
State income taxes, net of federal benefit	(798)	942	338
Tax credits	(79)	(66)	(90)
Enactment of tax legislation	—	—	(12,276)
Executive compensation	886	255	177
Stock based compensation programs	(1,296)	(644)	274
Valuation allowance	11,134	(2,494)	1,292
Other	(32)	23	39
Income tax expense (benefit)	$543	$3,343	$(8,547)

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are included as part of other assets on the consolidated balance sheets. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	January 28, 2023	January 29, 2022
Deferred tax assets:
Operating lease liabilities	$39,661	$39,007
Accruals	1,327	1,956
Inventory valuation	346	563
State tax credit carryforwards	148	148
Federal and state net operating loss carryforwards	11,169	791
Impairment	1,321	992
Other	3,583	2,690
Total deferred tax assets	57,555	46,147
Valuation allowance for deferred tax assets	(14,690)	(3,556)
Net deferred tax assets	42,865	42,591
Deferred tax liabilities:
Property and equipment	(7,737)	(9,431)
Operating lease right-of-use assets	(34,435)	(32,289)
Prepaid assets	(693)	(871)
Total deferred tax liabilities	(42,865)	(42,591)
Net deferred tax assets	$—	$—

As of January 28, 2023, the Company has a $43.2 million federal net operating loss carry-forward and $38.7 million of state net operating loss carry-forwards available to offset future taxable income. The federal net operating loss carry-forward does not expire and the state net operating loss carry-forwards expire in years 2036 through 2041. As of January 28, 2023, the Company has state tax credit carryforwards of approximately $187,000 that expire in years 2023 through 2025.

Future utilization of the deferred tax assets is evaluated by the Company, and any valuation allowance is adjusted accordingly. For fiscal 2019, the Company established a valuation allowance against its deferred tax assets due to uncertainty regarding their realization, and in fiscal 2020, the Company established an additional valuation allowance against state net operating loss carry forwards. Accordingly, the Company has established a valuation allowance of $14.7 million and $3.6 million with respect to the deferred tax assets as of January 28, 2023 and January 29, 2022, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded. Any change in the valuation allowance would have the effect of increasing or decreasing the income tax provision based on the nature of the deferred tax asset deemed realizable in the period in which such a determination is made.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2019. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2017. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.

The Company had no unrecognized tax benefits as of January 28, 2023 and January 29, 2022. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no amounts accrued for the payment of interest and penalties associated with unrecognized tax benefits as of January 28, 2023 and January 29, 2022.

Note 4 — Senior Credit Facility

On December 6, 2019, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. as administrative agent and collateral agent, and lender. The Credit Agreement contains a $75.0 million senior secured revolving credit facility, a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and a maturity date of December 2024. On December 16, 2022, the Company entered into a LIBOR Transition Amendment, which modified the Credit Agreement to incur interest based on SOFR instead of LIBOR. Advances under the Credit Agreement bear interest at an annual rate equal to SOFR or LIBOR, historically, plus a margin ranging from 125 to 175 basis points with no SOFR or LIBOR floor. The fee paid to the lender on the unused portion of the credit facility is 25 basis points per annum.

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

As of January 28, 2023, the Company was in compliance with the covenants in the Credit Agreement. As of January 28, 2023, there were $15.0 million in outstanding borrowings and no letters of credit outstanding, with approximately $41.0 million available for borrowing.

Note 5 — Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through 2032. Most of the retail store agreements include an initial term with renewal options and provide for minimum fixed rental payments. The Company does not include lease renewal options in the lease term for calculations of its right-of-use assets and liabilities until it is reasonably certain that the Company plans to renew these leases. A few retail store lease agreements have only variable lease payments based on a percentage of sales, while other store leases contain contingent rentals based on sales performance in excess of specified minimums in addition to minimum fixed rentals.

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

The Company's classification of lease cost on the Company's consolidated statements of operations is as follows (in thousands):

	52 Week Period Ended (1)	52 Week Period Ended (1)	52 Week Period Ended (1)
	January 28, 2023	January 29, 2022	January 30, 2021
Cost of sales (2)
Operating lease cost	$44,960	$37,241	$43,753
Short-term lease cost	2,662	1,144	755
Variable lease cost	1,367	2,102	1,554
Total lease cost in cost of sales	48,989	40,487	46,062
Other operating expenses
Operating lease cost	1,657	1,701	1,862
Short-term lease cost	67	53	60
Total lease cost in other operating expenses	1,724	1,754	1,922
Total lease cost	$50,713	$42,241	$47,984

(1)
Total lease cost excludes expense for non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases.
(2)
Cost of sales includes all distribution center lease costs and store occupancy-related lease costs.

As of January 28, 2023, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2023	$50,641
2024	41,043
2025	32,019
2026	24,054
2027	16,403
Thereafter	18,615
Total lease payments	182,775
Less: interest	(26,663)
Present value of lease liabilities	$156,112

The Company’s lease term and discount rate is as follows:

January 28, 2023
Weighted-average remaining lease term (years)	4.9
Weighted-average discount rate	7.0%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Operating cash flows from operating leases	$53,415	$53,220	$57,310

Note 6 — Stock-Based Compensation

Stock-based compensation — Stock-based compensation includes restricted stock unit grants, performance-based restricted stock unit grants, stock option grants and other transactions under the Company’s equity plans. Total stock-based compensation expense is included as a component of compensation and benefits on the consolidated statements of operations and was approximately $2.0 million, $1.7 million and $1.2 million for fiscal years 2022, 2021 and 2020, respectively.

On June 4, 2013, the Company adopted the Kirkland’s, Inc. Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”), replacing the plan adopted in July 2002. The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), performance-based awards, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of the Company’s common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 4,500,000 shares of common stock.

As of January 28, 2023, options to purchase 97,641 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $4.08 to $25.52 per share. As of January 28, 2023, there were 399,987 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $3.60 to $24.68 per share. The number of shares reserved for future stock-based grants under the 2002 Plan was 1,374,483 at January 28, 2023.

Restricted stock units — The Company grants restricted stock units for a fixed number of shares to various employees and directors. The restriction is removed when the shares vest and shares of common stock are given to the employee or director. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees prior to fiscal 2020 typically vest 25% annually on the anniversary of the grant date over four years. The RSUs granted to employees in fiscal 2020 vest 100% on the second anniversary of the grant date. The RSUs granted to employees in fiscal 2021 and 2022 vest 33% annually on the anniversary of the grant date over three years. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense related to RSUs is recognized ratably over the requisite service period. As of January 28, 2023, there was approximately $2.4 million of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 0.9 years.

RSU activity for the fiscal year ended January 28, 2023, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 29, 2022	926,913	$4.60
Granted	419,800	8.35
Vested	(826,423)	2.72
Forfeited	(120,303)	13.14
Non-Vested at January 28, 2023	399,987	$9.84

Other information related to RSU activity during fiscal 2022, 2021 and 2020 is as follows:

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Weighted average grant date fair value of RSUs (per share)	$8.35	$24.23	$0.92
Total fair value of restricted stock units vested (in thousands)	$8,596	$2,846	$638

Performance-based restricted stock units — During fiscal 2022 and 2021, the Company granted 42,225 and 51,892 performance-based restricted stock units (“PSUs”), respectively, with a weighted average grant date fair value of $11.17 and $26.72, respectively, per share, that are subject to the achievement of specified performance goals over a specified performance period. The performance metrics for the PSUs are EBITDA compared to budgeted EBITDA and a relative shareholder return modifier. The number of PSUs granted represent the shares that could have been achieved had the target-level of achievement been met for the applicable performance metrics. The actual number of shares issued under the PSU awards was determined by the level of achievement of the performance goals and the total shareholder return modifier. During fiscal 2022 and 2021, the Company did not record compensation expense related to the PSUs, as the performance metric based on EBITDA for fiscal 2022 and 2021 was not achieved and, as such, no shares were issued with respect to these PSUs.

Stock options — The Company allows for the settlement of vested stock options on a net share basis (“net share settled stock options”) or on a gross basis with the holder providing cash to cover the option exercise price and the minimum statutory tax withholdings. With net share settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years and generally vest annually over three or four years.

Stock option activity for the fiscal year ended January 28, 2023 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at January 29, 2022	85,079	$15.08
Options granted	40,000	4.08
Options exercised	(2,705)	7.14
Options forfeited	(24,733)	14.24
Balance at January 28, 2023	97,641	$11.00	5.8	$—
Options Exercisable As of:
January 28, 2023	53,333	$16.51	3.0	$—

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at year-end and the option exercise price, multiplied by the number of in-the-money options at fiscal year-end. As of January 28, 2023, there were no outstanding in-the-money options. The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. At January 28, 2023, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $109,000, which is expected to be recognized over a weighted average period of 1.3 years.

Other information related to option activity during fiscal 2022, 2021 and 2020 is as follows:

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Weighted average grant date fair value of options granted (per share)	$3.11	$—	$—
Total fair value of stock options vested (in thousands)	$49	$84	$119
Intrinsic value of stock options exercised (in thousands)	$8	$945	$538

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The Company granted 40,000 stock options in fiscal 2022. The Company did not grant any stock options in fiscal 2021 or 2020. The weighted averages for key assumptions used in determining the fair value of options granted in fiscal 2022, and a summary of the methodology applied to develop each assumption are as follows:

52 Weeks Ended January 28, 2023
Expected price volatility	91.4%
Risk-free interest rate	3.4%
Expected life	6 years
Dividend yield	0%

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

Employee stock purchase plan — In July 2002, the Company adopted an Employee Stock Purchase Plan (“ESPP”), which was amended in 2006, 2008 and 2016. Under the ESPP, full-time employees who have completed twelve consecutive months of service are allowed to purchase shares of the Company’s common stock, subject to certain limitations, through payroll deduction, at a 15% discount from fair market value. During fiscal 2022 and 2021, no shares of common stock were issued to participants under the ESPP, while in fiscal 2020, there were 34,999 shares of common stock issued to participants under the ESPP. During fiscal 2020, the Company suspended the ESPP, and during fiscal 2021 the ESPP was terminated.

Note 7 — Retirement Benefit Plan

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which provides retirement benefits for eligible employees. The Company matches 100% of the employee’s elective contributions up to 4% of eligible compensation. The Company’s matching contributions were approximately $1.1 million, $1.1 million and $860,000 in fiscal 2022, 2021 and 2020, respectively. The Company has the option to make additional contributions to the 401(k) employee benefit plan on behalf of covered employees; however, no such contributions were made in fiscal 2022, 2021 or 2020.

Note 8 — Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts and sought statutory and punitive damages and attorneys’ fees and costs. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the plaintiffs have standing. The Company appealed that ruling, and on April 27, 2022, the Superior Court of Pennsylvania granted the Company’s petition for permission to appeal. On January 24, 2023, the Superior Court of Pennsylvania heard oral arguments on the standing issue, and a decision is expected later this year. The Company continues to believe that the case is without merit and intends to continue to vigorously defend itself against the allegations. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

The Company was named as a defendant in a putative class action filed on August 23, 2022 in the United States District Court for the Southern District of New York, Sicard v. Kirkland’s Stores, Inc. The complaint alleges, on behalf of Sicard and all other hourly store employees based in New York, that Kirkland’s violated New York Labor Law Section 191 by failing to pay him and the putative class members their wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. Plaintiff claims the putative class action is entitled to recover from the Company the amount of their untimely paid wages as liquidated damages, reasonable attorneys’ fees and costs. The Company believes the case is without merit and plans to file a motion to dismiss.

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

Note 9 — Share Repurchase Plans

On December 3, 2020, September 2, 2021 and January 6, 2022, the Company announced that its Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $20.0 million, $20.0 million and $30.0 million, respectively, of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require the Company to repurchase any specific number of shares, and the Company may terminate the share repurchase plans at any time. As of January 28, 2023, the Company had approximately $26.3 million remaining under the January 6, 2022 share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Shares repurchased and retired	479,966	1,809,321	9,926
Share repurchase cost	$6,253	$37,287	$178

Note 10 — Impairment

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022	52 Weeks Ended January 30, 2021
Impairment of leasehold improvements, fixtures and equipment at stores	$1,776	$754	$3,142
Impairment of right-of-use-assets	—	—	6,245
Impairment of software projects	215	—	—
Impairment of e-commerce distribution center fixtures	80	—	—
Total impairment	$2,071	$754	$9,387

Total impairment, net of tax	$1,574	$565	$6,948
Number of stores with leasehold improvements, fixtures and equipment impairment	15	4	24
Number of stores with right-of-use-asset impairment	—	—	24

Note 11 — New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This guidance is in response to accounting concerns regarding contract modifications and hedge accounting because of impending rate reform associated with structural risks of interbank offered rates, and, particularly, the risk of cessation of LIBOR related to regulators in several jurisdictions around the world having undertaken reference rate reform initiatives to identify alternative reference rates. The guidance provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The adoption of this guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The primary contract for which LIBOR was used was the Credit Agreement. The Credit Agreement was amended on December 16, 2022 to transition away from LIBOR to SOFR.

Note 12 — Subsequent Event

Subsequent to January 28, 2023, the Company borrowed a net additional $13.0 million under the Credit Agreement.

On March 31, 2023, the Company entered into a Third Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amends the previous Credit Agreement from a $75.0 million to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the previous Credit Agreement and extends its maturity date to March 2028. Advances under the 2023 Credit Agreement will bear interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor. Upon the demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases to SOFR plus a margin of 150 to 200 basis points. The fee paid to the lenders on the unused portion of the credit facility is 25 basis points when usage is greater than 50% of the facility amount; otherwise, the fee on the unused portion is 37.5 basis points. There is still a swingline availability of $10.0 million and a $25.0 million incremental accordion feature.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 28, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2023 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 28, 2023.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors and Executive Officers” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 21, 2023; information concerning executive officers, appearing under the caption “Item 1. Business — Information about our Executive Officers” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Delinquent Section 16(a) Reports” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of January 28, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan (1)	497,628	$11.00	1,374,483
Equity compensation plans not approved by security holders	—	—	—
Total	497,628	$11.00	1,374,483

(1)
The 497,628 securities to be issued includes 97,641 outstanding stock options and 399,987 unvested restricted stock units under the 2002 Equity Incentive Plan. The weighted average exercise price excludes restricted stock units, which have a weighted average exercise price of zero.

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

Exhibit Number		Description
3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 filed on September 10, 2015)

3.2*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K filed on March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746)

4.2*	—

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.2 to the Company’s Current Report on Form 10-K for the year ended January 29, 2022 filed on March 25, 2022)

10.1+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 filed on December 14, 2004)

10.2+*	—	Form of Incentive Stock Option Agreement (Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 filed on December 14, 2004)

10.3*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K filed on March 22, 2006)

10.4+*	—	Employment Agreement, effective September 21, 2018, by and between Steve C. Woodward and Kirkland’s, Inc. (Exhibit 10.1 to our Current Report on Form 8-K filed on September 24, 2018)

10.5+*	—	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2018)

10.6*	—

Logistics Services Agreement dated March 23, 2019, by and between Kirkland’s, Inc. and National Distribution Centers, LLC (Exhibit 10.20 to the Company’s Current Report on Form 10-K for the year ended February 2, 2019 filed on March 29, 2019)

Exhibit Number		Description
10.7*	—

Second Amended and Restated Security Agreement dated as of December 6, 2019, by and among Kirkland’s Inc., the other borrowers and guarantors party hereto from time to time and Bank of America, N.A., as Agent (Exhibit 10.2 to our Current Report on Form 8-K filed on December 11, 2019)

10.8+*	—	Form of Performance-Based Restricted Stock Unit Award Agreement (Exhibit 10.14 to the Company's Current Report on Form 10-K for the year ended January 30, 2021 filed on March 26, 2021)

10.9+*	—	Employment Agreement, effective August 8, 2022, by and between W. Michael Madden and Kirkland’s Inc. (Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2022)

10.10*	—

Third Amended and Restated Credit Agreement dated as of March 31, 2023, by and among Kirkland’s Inc., the borrowers and guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K filed on April 4, 2023).

10.11+*	—	Form of Letter Agreement dated April 3, 2023 between Steve C. Woodward and Kirkland’s, Inc. (Exhibit 10.2 to our Current Report on Form 8-K filed on April 4, 2023).

10.12+*	—	Form of Employment Agreement dated July 14, 2022 between Amy E. Sullivan and Kirkland’s, Inc. (Exhibit 10.3 to our Current Report on Form 8-K filed on April 4, 2023).

10.13+*	—	Form of Amendment to Employment Agreement dated April 3, 2023 between Amy E. Sullivan and Kirkland’s, Inc. (Exhibit 10.4 to our Current Report on Form 8-K filed on April 4, 2023).

10.14+*	—	Form of Employment Agreement dated April 3, 2023 between Ann Joyce and Kirkland’s, Inc. (Exhibit 10.5 to our Current Report on Form 8-K filed on April 4, 2023).

21.1	—	Subsidiaries of Kirkland’s, Inc.

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	Inline XBRL Instance Document

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	The cover page for the Company’s Annual Report on Form 10-K for the year ended January 28, 2023, has been formatted in Inline XBRL and contained in Exhibit 101

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

Date: April 4, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven C. Woodward	President, Chief Executive Officer and Director	April 4, 2023
Steven C. Woodward	(Principal Executive Officer)

/S/ W. Michael Madden	Executive Vice President and Chief Financial Officer	April 4, 2023
W. Michael Madden	(Principal Financial and Accounting Officer)

/S/ Steven J. Collins	Director	April 4, 2023
Steven J. Collins

/S/ Ann. E. Joyce	Director	April 4, 2023
Ann E. Joyce

/S/ Susan S. Lanigan	Director	April 4, 2023
Susan S. Lanigan

/S/ R. Wilson Orr, III	Director	April 4, 2023
R. Wilson Orr, III

/S/ Charlie Pleas, III	Director	April 4, 2023
Charlie Pleas, III

/S/ Chris L. Shimojima	Director	April 4, 2023
Chris L. Shimojima

/S/ Jill A. Soltau	Director	April 4, 2023
Jill A. Soltau