Form 10-Q
period 2023-04-29
KIRKLAND'S, INC
filed 2023-06-08
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2023

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

Common Stock, no par value – 12,812,898 shares outstanding as of May 31, 2023.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	April 29,	January 28,	April 30,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,072	$5,171	$5,382
Inventories, net	83,332	84,071	130,855
Prepaid expenses and other current assets	4,905	5,089	10,994
Total current assets	95,309	94,331	147,231
Property and equipment:
Equipment	19,630	19,614	20,012
Furniture and fixtures	66,115	66,906	69,371
Leasehold improvements	102,836	103,525	106,369
Computer software and hardware	82,130	81,685	78,478
Projects in progress	1,027	743	2,033
Property and equipment, gross	271,738	272,473	276,263
Accumulated depreciation	(235,592)	(233,797)	(228,994)
Property and equipment, net	36,146	38,676	47,269
Operating lease right-of-use assets	131,289	134,525	134,343
Other assets	7,137	6,714	7,173
Total assets	$269,881	$274,246	$336,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,092	$43,739	$47,313
Accrued expenses	25,499	26,069	24,016
Operating lease liabilities	41,173	41,499	41,531
Total current liabilities	104,764	111,307	112,860
Operating lease liabilities	110,165	114,613	118,658
Revolving line of credit	33,000	15,000	35,000
Other liabilities	3,872	3,553	4,291
Total liabilities	251,801	244,473	270,809
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at April 29, 2023, January 28, 2023, and April 30, 2022, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,812,898; 12,754,368; and 12,727,615 shares issued and outstanding at April 29, 2023, January 28, 2023, and April 30, 2022, respectively	175,864	175,450	174,045
Accumulated deficit	(157,784)	(145,677)	(108,838)
Total shareholders’ equity	18,080	29,773	65,207
Total liabilities and shareholders’ equity	$269,881	$274,246	$336,016

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	April 29,	April 30,
	2023	2022
Net sales	$96,875	$103,285
Cost of sales	71,004	74,993
Gross profit	25,871	28,292
Operating expenses:
Compensation and benefits	20,039	20,892
Other operating expenses	14,738	16,798
Depreciation (exclusive of depreciation included in cost of sales)	1,206	1,697
Asset impairment	225	—
Total operating expenses	36,208	39,387
Operating loss	(10,337)	(11,095)
Interest expense	502	156
Other income	(92)	(72)
Loss before income taxes	(10,747)	(11,179)
Income tax expense (benefit)	1,360	(3,324)
Net loss	$(12,107)	$(7,855)

Loss per share:
Basic	$(0.95)	$(0.63)
Diluted	$(0.95)	$(0.63)
Weighted average shares outstanding:
Basic	12,778	12,565
Diluted	12,778	12,565

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 28, 2023	12,754,368	$175,450	$(145,677)	$29,773
Restricted stock issued	86,824	—	—	—
Net share settlement of restricted stock units	(28,294)	(76)	—	(76)
Stock-based compensation expense	—	490	—	490
Net loss	—	—	(12,107)	(12,107)
Balance at April 29, 2023	12,812,898	$175,864	$(157,784)	$18,080

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 29, 2022	12,631,347	$175,856	$(94,730)	$81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	797,849	—	—	—
Net share settlement of stock options and restricted stock units	(224,320)	(2,375)	—	(2,375)
Stock-based compensation expense	—	548	—	548
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(7,855)	(7,855)
Balance at April 30, 2022	12,727,615	$174,045	$(108,838)	$65,207

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	April 29,	April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(12,107)	$(7,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,257	4,499
Amortization of debt issue costs	20	23
Asset impairment	225	—
(Gain) loss on disposal of property and equipment	(21)	191
Stock-based compensation expense	490	548
Changes in assets and liabilities:
Inventories, net	739	(16,826)
Prepaid expenses and other current assets	162	932
Accounts payable	(5,792)	(14,806)
Accrued expenses	(1,913)	(4,884)
Income taxes payable (refundable)	1,365	(3,300)
Operating lease assets and liabilities	(1,555)	(1,843)
Other assets and liabilities	349	(310)
Net cash used in operating activities	(14,781)	(43,631)

Cash flows from investing activities:
Proceeds from sale of property and equipment	60	17
Capital expenditures	(846)	(2,395)
Net cash used in investing activities	(786)	(2,378)

Cash flows from financing activities:
Borrowings on revolving line of credit	21,000	35,000
Repayments on revolving line of credit	(3,000)	—
Debt issuance costs	(456)	—
Cash used in net share settlement of stock options and restricted stock units	(76)	(2,375)
Proceeds received from employee stock option exercises	—	16
Repurchase and retirement of common stock	—	(6,253)
Net cash provided by financing activities	17,468	26,388

Cash and cash equivalents:
Net increase (decrease)	1,901	(19,621)
Beginning of the period	5,171	25,003
End of the period	$7,072	$5,382

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$844	$887

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”, “we”, “our”, or “us”) is a specialty retailer of home décor and furnishings in the United States operating 343 stores in 35 states as of April 29, 2023, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

Principles of consolidation — The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and pursuant to the reporting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2023.

Seasonality — The results of the Company’s operations for the 13-week period ended April 29, 2023 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year — The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2023 represents the 53 weeks ending on February 3, 2024 and fiscal 2022 represents the 52 weeks ended on January 28, 2023.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.3 million, $1.5 million and $1.2 million reserved for sales returns at April 29, 2023, January 28, 2023 and April 30, 2022, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $590,000, $705,000 and $546,000 at April 29, 2023, January 28, 2023, and April 30, 2022, respectively.

Deferred e-commerce revenue —The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.2 million, $0.7 million and $0.9 million at April 29, 2023, January 28, 2023 and April 30, 2022, respectively. The related contract assets, reflected in inventory on the condensed consolidated balance sheets, totaled approximately $584,000, $359,000 and $422,000 at April 29, 2023, January 28, 2023 and April 30, 2022, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	April 29, 2023	January 28, 2023	April 30, 2022
Gift card liability, net of estimated breakage (included in accrued expenses)	$12,444	$14,077	$14,015

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended
	April 29, 2023	April 30, 2022
Gift card breakage revenue (included in net sales)	$1,031	$202
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,701	1,940

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.0 million, $1.2 million and $1.2 million at April 29, 2023, January 28, 2023 and April 30, 2022, respectively.

Note 3 – Income Taxes

For the 13-week periods ended April 29, 2023 and April 30, 2022, the Company recorded an income tax expense of approximately $1.4 million, or (12.7)% of the loss before income taxes, and a benefit of $3.3 million, or 29.7% of the loss before income taxes, respectively. The change in income taxes for the 13-week period ended April 29, 2023, compared to the prior year period, was primarily due to valuation allowance adjustments and state income taxes.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of April 29, 2023 and April 30, 2022, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 601,000 shares and 789,000 shares for the 13-week periods ended April 29, 2023 and April 30, 2022, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The revolving line of credit approximates fair value due to the one, three or six-month interest terms. The Company also has a non-depleting collateral trust with the Company’s workers’ compensation and general liability insurance provider named as beneficiary. The assets in this trust are invested in financial instruments that would fall within Level 1 of the fair value hierarchy, and they are included in other assets on the consolidated balance sheets.

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

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts and sought statutory and punitive damages and attorneys’ fees and costs. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the plaintiffs have standing. The Company appealed that ruling, and on April 27, 2022, the Superior Court of Pennsylvania granted the Company’s petition for permission to appeal. On May 16, 2023, the Superior Court of Pennsylvania ruled that plaintiffs lacked standing under Pennsylvania law and dismissed plaintiffs’ complaint. The Company continues to believe that the case is without merit and will continue to vigorously defend itself in the event the Pennsylvania Supreme Court takes the case on appeal. The matter is covered by insurance, and the Company does not believe that the case will have a material adverse effect on its consolidated financial condition, operating results or cash flows.

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

The Company was named as a defendant in a putative class action filed on August 23, 2022 in the United States District Court for the Southern District of New York, Sicard v. Kirkland’s Stores, Inc. The complaint alleges, on behalf of Sicard and all other hourly store employees based in New York, that Kirkland’s violated New York Labor Law Section 191 by failing to pay him and the putative class members their wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. Plaintiff claims the putative class is entitled to recover from the Company the amount of their untimely paid wages as liquidated damages, reasonable attorneys’ fees and costs. The Company believes the case is without merit and plans to file a motion to dismiss.

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

	13-Week Period Ended
	April 29, 2023	April 30, 2022
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$490	$548
Restricted stock units granted	301,780	240,400
Stock options granted	237,675	—

During the 13-week period ended April 30, 2022, the Company also granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals over a specified performance period. The performance metrics for the PSUs were earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to target EBITDA and also included a relative shareholder return modifier. No shares were issued and no expense was recorded with respect to the PSUs granted in fiscal 2022, as the EBITDA performance condition was not probable of being achieved.

Note 8 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of April 29, 2023, the Company had approximately $26.3 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended
	April 29,	April 30,
	2023	2022
Shares repurchased and retired	—	479,966
Share repurchase cost	$—	$6,253

Note 9 – Senior Credit Facility

On March 31, 2023, the Company entered into a Third Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amended the previous Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) from a $75.0 million senior secured revolving credit facility to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the 2019 Credit Agreement including a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and extended its maturity date to March 2028. Advances under the 2023 Credit Agreement bear interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 200 to 250 basis points with no SOFR floor. Upon the demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 150 to 200 basis points. Advances under the 2019 Credit Agreement bore interest at an annual rate equal to SOFR, or the London Interbank Offered Rate (“LIBOR”) through December 16, 2022, plus a margin ranging from 125 to 175 basis points with no SOFR or LIBOR floor. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the facility amount; otherwise, the fee on the unused portion is 37.5 basis points per annum. Under the 2019 Credit Agreement, the fee on the unused portion was 25 basis points per annum.

Borrowings under the Credit Agreements are subject to certain conditions, and the Credit Agreements contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and certain events under the Employee Retirement Income Security Act of 1974 (“ERISA”). Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the Credit Agreements is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

The Company is subject to a Second Amended and Restated Security Agreement (the “Security Agreement”) with Bank of America, N.A. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the Credit Agreements.

As of April 29, 2023, the Company was in compliance with the covenants in the 2023 Credit Agreement. Under the 2023 Credit Agreement, there were $33.0 million in outstanding borrowings and no letters of credit outstanding with approximately $17.4 million available for borrowing as of April 29, 2023.

Note 10 – Subsequent Event

Subsequent to April 29, 2023, the Company borrowed an additional $4.0 million under the 2023 Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week periods ended April 29, 2023 and April 30, 2022. For a comparison of our results of operations for the 52-week periods ended January 28, 2023 and January 29, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC on April 4, 2023. The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Except for historical information contained herein, certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar expressions, involve known and unknown risks and uncertainties, which may cause our actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its brand strategy, the risk of natural disasters, pandemic outbreaks (such as COVID-19), global political events, war and terrorism could impact the Company’s revenues, inventory and supply chain, the continuing consumer impact of inflation and countermeasures, including raising interest rates, the effectiveness of the Company’s marketing campaigns, risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact, the Company’s ability to retain its senior management team, continued volatility in the price of the Company’s common stock, the competitive environment in the home décor industry in general and in our specific market areas, inflation, fluctuations in cost and availability of inventory, increased transportation costs and potential interruptions in supply chain, distribution systems and delivery network, including our e-commerce systems and channels, the ability to control employment and other operating costs, availability of suitable retail locations and other growth opportunities, disruptions in information technology systems including the potential for security breaches of our information or our customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K filed on April 4, 2023 and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of April 29, 2023, we operated a total of 343 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue, revenue earned from our private label credit card program and excludes sales taxes. Gross profit is the difference between net sales and cost of sales. Cost of sales has five distinct components: merchandise cost (including product cost, inbound freight expense, inventory shrink and damages), store occupancy costs, outbound freight costs (including both store and e-commerce shipping expenses), central distribution costs and depreciation of store and distribution center assets. Product and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

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

Stores

The following table summarizes our store closings during the periods indicated:

	13-Week Period Ended
	April 29, 2023	April 30, 2022
Permanent store closures	3	1
Decrease in store units	(0.9)%	(0.3)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	April 29, 2023	April 30, 2022
Number of stores	343	360
Square footage	2,768,564	2,882,134
Average square footage per store	8,072	8,006

13-Week Period Ended April 29, 2023 Compared to the 13-Week Period Ended April 30, 2022

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	April 29, 2023		April 30, 2022		Change
	$	%	$	%	$	%
Net sales	$96,875	100.0%	$103,285	100.0%	$(6,410)	(6.2)%
Cost of sales	71,004	73.3	74,993	72.6	(3,989)	(5.3)
Gross profit	25,871	26.7	28,292	27.4	(2,421)	(8.6)
Operating expenses:
Compensation and benefits	20,039	20.7	20,892	20.2	(853)	(4.1)
Other operating expenses	14,738	15.2	16,798	16.3	(2,060)	(12.3)
Depreciation (exclusive of depreciation included in cost of sales)	1,206	1.3	1,697	1.6	(491)	(28.9)
Asset impairment	225	0.2	0	-	225	100.0
Total operating expenses	36,208	37.4	39,387	38.1	(3,179)	(8.1)
Operating loss	(10,337)	(10.7)	(11,095)	(10.7)	758	(6.8)
Interest expense	502	0.5	156	0.2	346	221.8
Other income	(92)	(0.1)	(72)	(0.1)	(20)	27.8
Loss before income taxes	(10,747)	(11.1)	(11,179)	(10.8)	432	(3.9)
Income tax expense (benefit)	1,360	1.4	(3,324)	(3.2)	4,684	(140.9)
Net loss	$(12,107)	(12.5)%	$(7,855)	(7.6)%	$(4,252)	54.1%

Net sales. Net sales decreased 6.2% to $96.9 million for the first 13 weeks of fiscal 2023 compared to $103.3 million for the prior year period, which includes a 4.7% decline in store count. Comparable sales, including e-commerce sales, decreased 4.4%, or $4.4 million, for the first 13 weeks of fiscal 2023 compared to the prior year period. For the first 13 weeks of fiscal 2023, e-commerce comparable sales decreased 6.6% compared to the prior year period. The decrease in comparable sales was driven by lower traffic, partially offset by an increase in conversion and average ticket. Merchandise categories performing below prior period levels include furniture and wall décor, while floral and outdoor categories performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales decreased 70 basis points from 27.4% in the first 13 weeks of fiscal 2022 to 26.7% in the first 13 weeks of fiscal 2023. The overall decrease in gross profit margin was due to unfavorable distribution center costs, store occupancy costs and outbound freight costs, partially offset by favorable merchandise margin and depreciation expense. Distribution center costs increased approximately 100 basis points to 5.6% of net sales due to sales deleverage and high levels of cost capitalization in inventory in the prior year period. Store occupancy costs increased approximately 100 basis points to 14.7% of net sales due to the sales deleverage on these fixed costs. Outbound freight costs, including both store and e-commerce shipping expenses, increased approximately 90 basis points to 7.7% of net sales due to sales deleverage. Merchandise margin increased approximately 160 basis points from 55.2% in the first 13 weeks of fiscal 2022 to 56.8% in the first 13 weeks of fiscal 2023, mainly due to lower inbound freight costs and lower product costs. Depreciation of store and distribution center assets decreased approximately 60 basis points to 2.1% of net sales in the first 13 weeks of fiscal 2023.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 50 basis points from 20.2% in the first 13 weeks of fiscal 2022 to 20.7% in the first 13 weeks of fiscal 2023 primarily due to sales deleverage and higher severance charges, partially offset by favorable employee benefits costs due to higher costs in the prior year period.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 110 basis points from 16.3% in the first 13 weeks of fiscal 2022 to 15.2% in the first 13 weeks of fiscal 2023. The decrease as a percentage of net sales was primarily related to a reduction in advertising expenses.

Income tax expense (benefit). We recorded income tax expense of approximately $1.4 million or (12.7)% of the loss before income taxes, during the first 13 weeks of fiscal 2023, compared to an income tax benefit of approximately $3.3 million or 29.7% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 13 weeks of fiscal 2023 compared to the prior period was primarily due to valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $12.1 million, or a loss of $0.95 per diluted share, for the first 13 weeks of fiscal 2023 as compared to net loss of $7.9 million, or a loss of $0.63 per diluted share, for the first 13 weeks of fiscal 2022.

Non-GAAP Financial Measures

To supplement our unaudited consolidated condensed financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including EBITDA, adjusted EBITDA and adjusted operating loss. These measures are not in accordance with, and are not intended as alternatives to, GAAP financial measures. The Company uses these non-GAAP financial measures internally in analyzing our financial results and believes that they provide useful information to analysts and investors, as a supplement to GAAP financial measures, in evaluating the Company’s operational performance.

The Company defines EBITDA as net loss before interest and the provision for income tax, which is equivalent to operating loss, adjusted for depreciation, adjusted EBITDA as EBITDA with non-GAAP adjustments and adjusted operating loss as operating loss with non-GAAP adjustments.

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meanings prescribed by GAAP. Use of these terms may differ from similar measures reported by other companies. Each non-GAAP financial measure has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s non-GAAP adjustments remove asset impairment and stock-based compensation expense, due to the non-cash nature of these expenses, and remove severance charges and lease termination costs, as those expenses can fluctuate based on the needs of the business and do not represent a normal, recurring operating expense.

The following table shows a reconciliation of operating loss to EBITDA and adjusted EBITDA (in thousands) for the 13-week periods ended April 29, 2023 and April 30, 2022:

	13-Week Period Ended
	April 29, 2023	April 30, 2022
Operating loss	$(10,337)	$(11,095)
Depreciation	3,257	4,499
EBITDA	(7,080)	(6,596)
Non-GAAP adjustments:
Closed store and lease termination costs in cost of sales(1)	—	208
Asset impairment(2)	225	—
Stock-based compensation expense(3)	490	548
Severance charges(4)	529	13
Total adjustments in operating expenses	1,244	561
Total non-GAAP adjustments	1,244	769
Adjusted EBITDA	(5,836)	(5,827)
Depreciation	3,257	4,499
Adjusted operating loss	$(9,093)	$(10,326)

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

Cash flows from operating activities. Net cash used in operating activities was approximately $14.8 million and $43.6 million during the first 13 weeks of fiscal 2023 and the first 13 weeks of fiscal 2022, respectively. Cash flows from operating activities depend heavily on operating performance, changes in working capital and the timing and amount of payments for income taxes. The decrease in the amount of cash used in operations as compared to the prior year period was mainly due to changes in working capital including decreased inventory levels and a decline in accounts payable.

Cash flows from investing activities. Net cash used in investing activities for the first 13 weeks of fiscal 2023 consisted mainly of $846,000 in capital expenditures as compared to $2.4 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	13-Week Period Ended
	April 29, 2023	April 30, 2022
Technology and omni-channel projects	$496	$1,301
Existing stores	311	472
Distribution center and supply chain enhancements	36	585
Corporate	3	58
New and relocated stores	—	(21)
Total capital expenditures	$846	$2,395

The capital expenditures in the current and prior year period related primarily to technology and omni-channel projects, the maintenance of existing stores and distribution center and supply chain enhancements.

Cash flows from financing activities. During the first 13 weeks of fiscal 2023, net cash provided by financing activities was $17.5 million, as we borrowed $21.0 million under our revolving credit facility, which was partially offset by the repayment of $3.0 million in borrowings. During the first 13 weeks of fiscal 2022, net cash provided by financing activities was approximately $26.4 million as we borrowed $35.0 million under our revolving credit facility, which was partially offset by the repurchase and retirement of our common stock pursuant to our share repurchase plan of $6.3 million.

Senior credit facility. On March 31, 2023, we entered into the 2023 Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amended the 2019 Credit Agreement from a $75.0 million senior secured revolving credit facility to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the 2019 Credit Agreement including a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and extended its maturity date to March 2028. Advances under the 2023 Credit Agreement bear interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor. Upon the demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 150 to 200 basis points. Advances under the 2019 Credit Agreement bore interest at an annual rate equal to SOFR, or LIBOR through December 16, 2022, plus a margin ranging from 125 to 175 basis points with no SOFR or LIBOR floor. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the facility amount; otherwise, the fee on the unused portion is 37.5 basis points per annum. Under the 2019 Credit Agreement, the fee on the unused portion was 25 basis points per annum.

Borrowings under the Credit Agreements are subject to certain conditions, and the Credit Agreements contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and certain events under ERISA. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the Credit Agreements is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves.

We are subject to a Security Agreement with Bank of America, N.A. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the Credit Agreements.

As of April 29, 2023, we were in compliance with the covenants in the 2023 Credit Agreement. Under the 2023 Credit Agreement, there were approximately $33.0 million of outstanding borrowings and no letters of credit outstanding with approximately $17.4 million available for borrowing as of April 29, 2023. Subsequent to April 29, 2023, we borrowed an additional $4.0 million under the 2023 Credit Agreement.

As of April 29, 2023, our balance of cash and cash equivalents was approximately $7.1 million. We believe that the combination of our cash balances, cash flow from operations and availability under our 2023 Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plan. On January 6, 2022, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of April 29, 2023, we had approximately $26.3 million remaining under the current share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended
	April 29, 2023	April 30, 2022
Shares repurchased and retired	—	479,966
Share repurchase cost	$—	$6,253

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 13-week period ended April 29, 2023. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowings under our Credit Agreements, as discussed in “Note 9 — Senior Credit Facility,” in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. As of April 29, 2023, we had $33.0 million in outstanding borrowings under our 2023 Credit Agreement. As of April 30, 2022, we had $35.0 million in outstanding borrowings under our 2019 Credit Agreement. Subsequent to April 29, 2023, we borrowed an additional $4.0 million under our 2023 Credit Agreement. A 1% increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of April 29, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that, as of April 29, 2023, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in internal controls over financial reporting. There have been no changes in internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, refer to “Note 6 — Commitments and Contingencies,” in the notes to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

The risk factors described in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended January 28, 2023, should be carefully considered together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in the Annual Report. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $30 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. There were no shares of common stock repurchased by the Company during the 13-week period ended April 29, 2023. As of April 29, 2023, the Company had approximately $26.3 million remaining under the current share repurchase plan.

ITEM 6. EXHIBITS

(a)
Exhibits.

Exhibit No.	Description of Document
10.1

Third Amended and Restated Credit Agreement dated as of March 31, 2023, by and among Kirkland’s Inc., the borrowers and guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2023).

10.2	Form of Letter Agreement dated April 3, 2023 between Steven C. Woodward and Kirkland’s Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2023).
10.3	Form of Employment Agreement dated July 14, 2022 between Amy E. Sullivan and Kirkland’s Inc. (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2023).
10.4	Form of Amendment to Employment Agreement dated April 3, 2023 between Amy E. Sullivan and Kirkland’s Inc. (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 4, 2023).
10.5	Form of Employment Agreement dated April 3, 2023 between Ann Joyce and Kirkland’s Inc. (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 4, 2023).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 8, 2023	/s/ Ann E. Joyce
Ann E. Joyce Interim Chief Executive Officer and Director
Date: June 8, 2023	/s/ W. Michael Madden
W. Michael Madden Executive Vice President, Chief Financial Officer