Form 10-Q
period 2023-07-29
KIRKLAND'S, INC
filed 2023-09-06
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 29, 2023

or

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

Common Stock, no par value – 12,917,373 shares outstanding as of August 30, 2023.

KIRKLAND’S, INC.

		Page

PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of July 29, 2023, January 28, 2023 and July 30, 2022	3
	Condensed Consolidated Statements of Operations (Unaudited) for the 13-week and 26-week periods ended July 29, 2023 and July 30, 2022	4
	Condensed Consolidated Statements of Shareholders’ (Deficit) Equity (Unaudited) for the 13-week and 26-week periods ended July 29, 2023 and July 30, 2022	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26-week periods ended July 29, 2023 and July 30, 2022	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION	20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	July 29,	January 28,	July 30,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,890	$5,171	$10,330
Inventories, net	98,949	84,071	141,702
Prepaid expenses and other current assets	5,697	5,089	7,273
Total current assets	109,536	94,331	159,305
Property and equipment:
Equipment	19,593	19,614	19,953
Furniture and fixtures	65,632	66,906	68,653
Leasehold improvements	102,068	103,525	106,109
Computer software and hardware	82,517	81,685	78,886
Projects in progress	1,276	743	3,835
Property and equipment, gross	271,086	272,473	277,436
Accumulated depreciation	(237,208)	(233,797)	(231,502)
Property and equipment, net	33,878	38,676	45,934
Operating lease right-of-use assets	133,352	134,525	140,310
Other assets	6,818	6,714	7,891
Total assets	$283,584	$274,246	$353,440
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$56,483	$43,739	$61,569
Accrued expenses	26,432	26,069	27,636
Operating lease liabilities	40,249	41,499	40,801
Total current liabilities	123,164	111,307	130,006
Operating lease liabilities	111,746	114,613	123,426
Revolving line of credit	46,000	15,000	55,000
Other liabilities	3,834	3,553	4,897
Total liabilities	284,744	244,473	313,329
Shareholders’ (deficit) equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at July 29, 2023, January 28, 2023, and July 30, 2022, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,917,373; 12,754,368; and 12,754,368 shares issued and outstanding at July 29, 2023, January 28, 2023, and July 30, 2022, respectively	175,988	175,450	174,654
Accumulated deficit	(177,148)	(145,677)	(134,543)
Total shareholders’ (deficit) equity	(1,160)	29,773	40,111
Total liabilities and shareholders’ (deficit) equity	$283,584	$274,246	$353,440

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net sales	$89,504	$102,101	$186,379	$205,386
Cost of sales	72,065	83,576	143,069	158,569
Gross profit	17,439	18,525	43,310	46,817
Operating expenses:
Compensation and benefits	19,217	21,507	39,256	42,399
Other operating expenses	14,090	16,994	28,828	33,792
Depreciation (exclusive of depreciation included in cost of sales)	1,222	1,596	2,428	3,293
Asset impairment	1,001	228	1,226	228
Total operating expenses	35,530	40,325	71,738	79,712
Operating loss	(18,091)	(21,800)	(28,428)	(32,895)
Interest expense	750	366	1,252	522
Other income	(127)	(83)	(219)	(155)
Loss before income taxes	(18,714)	(22,083)	(29,461)	(33,262)
Income tax expense	650	3,622	2,010	298
Net loss	$(19,364)	$(25,705)	$(31,471)	$(33,560)

Loss per share:
Basic	$(1.51)	$(2.02)	$(2.46)	$(2.65)
Diluted	$(1.51)	$(2.02)	$(2.46)	$(2.65)
Weighted average shares outstanding:
Basic	12,857	12,740	12,817	12,653
Diluted	12,857	12,740	12,817	12,653

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock			Total Shareholders’
	Shares	Amount	Accumulated Deficit	(Deficit) Equity
Balance at January 28, 2023	12,754,368	$175,450	$(145,677)	$29,773
Restricted stock issued	86,824	—	—	—
Net share settlement of restricted stock units	(28,294)	(76)	—	(76)
Stock-based compensation expense	—	490	—	490
Net loss	—	—	(12,107)	(12,107)
Balance at April 29, 2023	12,812,898	175,864	(157,784)	18,080
Restricted stock issued	104,475	—	—	—
Stock-based compensation expense	—	124	—	124
Net loss	—	—	(19,364)	(19,364)
Balance at July 29, 2023	12,917,373	$175,988	$(177,148)	$(1,160)

	Common Stock			Total Shareholders’
	Shares	Amount	Accumulated Deficit	(Deficit) Equity
Balance at January 29, 2022	12,631,347	$175,856	$(94,730)	$81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	797,849	—	—	—
Net share settlement of stock options and restricted stock units	(224,320)	(2,375)	—	(2,375)
Stock-based compensation expense	—	548	—	548
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(7,855)	(7,855)
Balance at April 30, 2022	12,727,615	174,045	(108,838)	65,207
Restricted stock issued	28,574	—	—	—
Net share settlement of restricted stock units	(1,821)	(8)	—	(8)
Stock-based compensation expense	—	617	—	617
Net loss	—	—	(25,705)	(25,705)
Balance at July 30, 2022	12,754,368	$174,654	$(134,543)	$40,111

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	July 29,	July 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,471)	$(33,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,349	8,837
Amortization of debt issue costs	50	46
Asset impairment	1,226	228
(Gain) loss on disposal of property and equipment	(18)	183
Stock-based compensation expense	614	1,165
Changes in assets and liabilities:
Inventories, net	(14,878)	(27,673)
Prepaid expenses and other current assets	(713)	3,489
Accounts payable	12,529	(1,165)
Accrued expenses	(1,174)	(1,264)
Income taxes payable (refundable)	1,642	(2,136)
Operating lease assets and liabilities	(2,976)	(3,840)
Other assets and liabilities	291	(377)
Net cash used in operating activities	(28,529)	(56,067)

Cash flows from investing activities:
Proceeds from sale of property and equipment	74	33
Capital expenditures	(2,294)	(5,019)
Net cash used in investing activities	(2,220)	(4,986)

Cash flows from financing activities:
Borrowings on revolving line of credit	36,000	55,000
Repayments on revolving line of credit	(5,000)	—
Debt issuance costs	(456)	—
Cash used in net share settlement of stock options and restricted stock units	(76)	(2,383)
Proceeds received from employee stock option exercises	—	16
Repurchase and retirement of common stock	—	(6,253)
Net cash provided by financing activities	30,468	46,380

Cash and cash equivalents:
Net decrease	(281)	(14,673)
Beginning of the period	5,171	25,003
End of the period	$4,890	$10,330

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$914	$1,502

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”, “we”, “our” or “us”) is a specialty retailer of home décor and furnishings in the United States operating 340 stores in 35 states as of July 29, 2023, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Seasonality — The results of the Company’s operations for the 13-week and 26-week periods ended July 29, 2023 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

Note 2 –Revenue Recognition

Net sales — Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.3 million, $1.5 million and $1.4 million reserved for sales returns at July 29, 2023, January 28, 2023 and July 30, 2022, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $636,000, $705,000 and $742,000 at July 29, 2023, January 28, 2023, and July 30, 2022, respectively.

Deferred e-commerce revenue —The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.5 million, $0.7 million and $1.2 million at July 29, 2023, January 28, 2023 and July 30, 2022, respectively. The related contract assets, reflected in inventories, net on the condensed consolidated balance sheets, totaled approximately $757,000, $359,000 and $656,000 at July 29, 2023, January 28, 2023 and July 30, 2022, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	July 29, 2023	January 28, 2023	July 30, 2022
Gift card liability, net of estimated breakage (included in accrued expenses)	$12,027	$14,077	$13,981

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Gift card breakage revenue (included in net sales)	$304	$191	$1,335	$393
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,348	1,572	2,785	3,157

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.0 million, $1.2 million and $1.0 million at July 29, 2023, January 28, 2023 and July 30, 2022, respectively.

Note 3 – Income Taxes

For the 13-week periods ended July 29, 2023 and July 30, 2022, the Company recorded an income tax expense of approximately $650,000, or (3.5)% of the loss before income taxes compared to an expense of approximately $3.6 million, or (16.4)% of the loss before income taxes, respectively. For the 26-week periods ended July 29, 2023 and July 30, 2022, the Company recorded an income tax expense of approximately $2.0 million, or (6.8)% of the loss before income taxes compared to an expense of approximately $298,000, or (0.9)% of the loss before income taxes, respectively. The change in income taxes for the 13-week and 26-week periods ended July 29, 2023, compared to the prior year period, was primarily due to valuation allowance adjustments and state income taxes.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of July 29, 2023 and July 30, 2022, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 793,000 shares and 471,000 shares for the 13-week periods ended July 29, 2023 and July 30, 2022, respectively, and 697,000 shares and 630,000 shares for the 26-week periods ended July 29, 2023 and July 30, 2022, respectively.

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

The Company was named as a defendant in a putative class action filed in August 2022 in the United States District Court for the Southern District of New York, Sicard v. Kirkland’s Stores, Inc. The complaint alleges, on behalf of Sicard and all other hourly store employees based in New York, that Kirkland’s violated New York Labor Law Section 191 by failing to pay him and the putative class members their wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. Plaintiff claims the putative class is entitled to recover from the Company the amount of their untimely paid wages as liquidated damages, reasonable attorneys’ fees and costs. The Company believes the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		26-Week Period Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$124	$617	$614	$1,165
Restricted stock units granted	72,660	119,400	374,440	359,800
Stock options granted	—	—	237,675	—

During the 26-week period ended July 30, 2022, the Company also granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals over a specified performance period. The performance metrics for the PSUs were earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to target EBITDA and also included a relative shareholder return modifier. No shares were issued and no expense was recorded with respect to the PSUs granted in fiscal 2022, as the EBITDA performance condition was not probable of being achieved.

Note 8 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of July 29, 2023, the Company had approximately $26.3 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Shares repurchased and retired	—	—	—	479,966
Share repurchase cost	$—	$—	$—	$6,253

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

As of July 29, 2023, the Company was in compliance with the covenants in the 2023 Credit Agreement. Under the 2023 Credit Agreement, there were $46.0 million in outstanding borrowings and no letters of credit outstanding with approximately $26.1 million available for borrowing as of July 29, 2023.

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Impairment of leasehold improvements, fixtures and equipment at stores	$184	$228	$327	$228
Impairment of other long-lived assets(1)	817	—	899	—
Total impairment	$1,001	$228	$1,226	$228

Number of stores with leasehold improvements, fixtures and equipment impairment	1	2	3	2

(1)
Other long-lived asset impairment includes the write-off of software costs and cloud computing implementation costs.

Note 11 – Subsequent Event

Subsequent to July 29, 2023, the Company borrowed an additional $9.0 million under the 2023 Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week and 26-week periods ended July 29, 2023 and July 30, 2022. For a comparison of our results of operations for the 52-week periods ended January 28, 2023 and January 29, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC on April 4, 2023 (the “Annual Report”). The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Except for historical information contained herein, certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar expressions, involve known and unknown risks and uncertainties, many of which are outside of the Company’s control, which may cause our actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its brand strategy, the risk of natural disasters, pandemic outbreaks (such as COVID-19), global political events, war and terrorism could impact the Company’s revenues, inventory and supply chain, the continuing consumer impact of inflation and countermeasures, including raising interest rates, the effectiveness of the Company’s marketing campaigns, risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact, the Company’s ability to retain its senior management team, continued volatility in the price of the Company’s common stock, the competitive environment in the home décor industry in general and in our specific market areas, inflation, fluctuations in cost and availability of inventory, increased transportation costs and potential interruptions in supply chain, distribution systems and delivery network, including our e-commerce systems and channels, the ability to control employment and other operating costs, availability of suitable retail locations and other growth opportunities, disruptions in information technology systems including the potential for security breaches of our information or our customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of July 29, 2023, we operated a total of 340 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue, revenue earned from our private label credit card program and excludes sales taxes. Gross profit is the difference between net sales and cost of sales. Cost of sales has five distinct components: merchandise costs (including product costs, inbound freight expenses, inventory shrink and damages), store occupancy costs, outbound freight costs (including both store and e-commerce shipping expenses), central distribution costs and depreciation of store and distribution center assets. Merchandise and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

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

Stores

The following table summarizes our store closings during the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Permanent store closures	3	4	6	5
Decrease in store units	(0.9)%	(1.1)%	(1.7)%	(1.4)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	July 29, 2023	July 30, 2022
Number of stores	340	356
Square footage	2,748,355	2,852,601
Average square footage per store	8,083	8,013

13-Week Period Ended July 29, 2023 Compared to the 13-Week Period Ended July 30, 2022

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	July 29, 2023		July 30, 2022		Change
	$	%	$	%	$	%
Net sales	$89,504	100.0%	$102,101	100.0%	$(12,597)	(12.3)%
Cost of sales	72,065	80.5	83,576	81.9	(11,511)	(13.8)
Gross profit	17,439	19.5	18,525	18.1	(1,086)	(5.9)
Operating expenses:
Compensation and benefits	19,217	21.5	21,507	21.1	(2,290)	(10.6)
Other operating expenses	14,090	15.7	16,994	16.7	(2,904)	(17.1)
Depreciation (exclusive of depreciation included in cost of sales)	1,222	1.4	1,596	1.5	(374)	(23.4)
Asset impairment	1,001	1.1	228	0.2	773	339.0
Total operating expenses	35,530	39.7	40,325	39.5	(4,795)	(11.9)
Operating loss	(18,091)	(20.2)	(21,800)	(21.4)	3,709	(17.0)
Interest expense	750	0.8	366	0.3	384	104.9
Other income	(127)	(0.1)	(83)	(0.1)	(44)	53.0
Loss before income taxes	(18,714)	(20.9)	(22,083)	(21.6)	3,369	(15.3)
Income tax expense	650	0.7	3,622	3.6	(2,972)	(82.1)
Net loss	$(19,364)	(21.6)%	$(25,705)	(25.2)%	$6,341	(24.7)%

Net sales. Net sales decreased 12.3% to $89.5 million for the first 13 weeks of fiscal 2023 compared to $102.1 million for the prior year period, which includes a 4.5% decline in store count. Comparable sales, including e-commerce sales, decreased 9.7%, or $9.6 million, for the second 13 weeks of fiscal 2023 compared to the prior year period. For the second 13 weeks of fiscal 2023, e-commerce comparable sales decreased 16.6% compared to the prior year period. The decrease in comparable sales was driven by lower traffic, which was partially offset by higher conversion rates, and a decrease in average ticket. Merchandise categories performing below prior period levels include outdoor, furniture and wall décor, while holiday and decorative accessories performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 140 basis points from 18.1% in the second 13 weeks of fiscal 2022 to 19.5% in the second 13 weeks of fiscal 2023. The overall increase in gross profit margin was due to favorable merchandise margin, outbound freight costs and depreciation, partially offset by unfavorable store occupancy costs and distribution center costs. Merchandise margin increased approximately 320 basis points from 48.0% in the second 13 weeks of fiscal 2022 to 51.2% in the second 13 weeks of fiscal 2023, mainly due to lower inbound freight rates and lower inventory levels. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 70 basis points to 8.0% of net sales because of fewer routes due to the lower inventory levels and lower e-commerce shipping expenses resulting from the sales decline. Depreciation of store and distribution center assets decreased approximately 60 basis points to 2.1% of net sales in the second 13 weeks of fiscal 2023 due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 200 basis points to 15.5% of net sales due to the sales deleverage on these fixed costs. Distribution center costs increased approximately 110 basis points to 6.1% of net sales due to sales deleverage and high levels of cost capitalization in inventory in the prior year period.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 40 basis points from 21.1% in the second 13 weeks of fiscal 2022 to 21.5% in the second 13 weeks of fiscal 2023 primarily due to sales deleverage of store payroll costs, partially offset by lower stock compensation expense due to forfeitures.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 100 basis points from 16.7% in the second 13 weeks of fiscal 2022 to 16.1% in the second 13 weeks of fiscal 2023. The decrease as a percentage of net sales was primarily related to a reduction in advertising expenses, partially offset by sales deleverage.

Income tax expense. We recorded income tax expense of approximately $650,000 or (3.5)% of the loss before income taxes, during the second 13 weeks of fiscal 2023, compared to an income tax expense of approximately $3.6 million or (16.4)% of the loss before income taxes, during the prior year period. The change in the tax rate for the second 13 weeks of fiscal 2023 compared to the prior period was primarily due to valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $19.4 million, or a loss of $1.51 per diluted share, for the second 13 weeks of fiscal 2023 as compared to net loss of $25.7 million, or a loss of $2.02 per diluted share, for the second 13 weeks of fiscal 2022.

26-Week Period Ended July 29, 2023 Compared to the 26-Week Period Ended July 30, 2022

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	July 29, 2023		July 30, 2022		Change
	$	%	$	%	$	%
Net sales	$186,379	100.0%	$205,386	100.0%	$(19,007)	(9.3)%
Cost of sales	143,069	76.8	158,569	77.2	(15,500)	(9.8)
Gross profit	43,310	23.2	46,817	22.8	(3,507)	(7.5)
Operating expenses:
Compensation and benefits	39,256	21.1	42,399	20.6	(3,143)	(7.4)
Other operating expenses	28,828	15.5	33,792	16.5	(4,964)	(14.7)
Depreciation (exclusive of depreciation included in cost of sales)	2,428	1.3	3,293	1.6	(865)	(26.3)
Asset impairment	1,226	0.6	228	0.1	998	437.7
Total operating expenses	71,738	38.5	79,712	38.8	(7,974)	(10.0)
Operating loss	(28,428)	(15.3)	(32,895)	(16.0)	4,467	(13.6)
Interest expense	1,252	0.6	522	0.3	730	139.8
Other income	(219)	(0.1)	(155)	(0.1)	(64)	41.3
Loss before income taxes	(29,461)	(15.8)	(33,262)	(16.2)	3,801	(11.4)
Income tax expense	2,010	1.1	298	0.1	1,712	574.5
Net loss	$(31,471)	(16.9)%	$(33,560)	(16.3)%	$2,089	(6.2)%

Net sales. Net sales decreased 9.3% to $186.4 million for the first 26 weeks of fiscal 2023 compared to $205.4 million for the prior year period, which includes a 4.5% decline in store count. Comparable sales, including e-commerce sales, decreased 7.0%, or $14.0 million for the first 26 weeks of fiscal 2023 compared to the prior year period. For the first 26 weeks of fiscal 2023, e-commerce comparable sales decreased 11.6%. The decrease in comparable sales is primarily due to a decrease in traffic in stores and online, partially offset by an increase in conversion. Most merchandise categories performed below prior period levels with the exception of holiday, which performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 40 basis points from 22.8% in the first 26 weeks of fiscal 2022 to 23.2% in the first 26 weeks of fiscal 2023. The overall increase in gross profit margin was due to favorable merchandise margin and depreciation, partially offset by unfavorable store occupancy costs, distribution center costs and store outbound freight costs. Merchandise margin increased approximately 250 basis points from 51.6% in the first 26 weeks of fiscal 2022 to 54.1% in the first 26 weeks of fiscal 2023 mainly due to lower inbound freight costs and lower inventory levels. Depreciation of store and distribution center assets decreased approximately 60 basis points to 2.1% of net sales in the second 26 weeks of fiscal 2023 due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 150 basis points to 15.1% of net sales due to the sales deleverage on these fixed costs. Distribution center costs increased approximately 110 basis points to 5.9% of net sales due to sales deleverage and high levels of cost capitalization in inventory in the prior year period. Outbound freight costs, including both store and e-commerce shipping expenses, increased approximately 10 basis points to 7.8% of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 50 basis points from 20.6% in the first 26 weeks of fiscal 2022 to 21.1% in the first 26 weeks of fiscal 2023 primarily due to the deleverage of store and corporate payroll expenses, partially offset by lower stock compensation expense due to forfeitures.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 100 basis points from 16.5% in the first 26 weeks of fiscal 2022 to 15.6% for the first 26 weeks of fiscal 2023. The decrease as a percentage of net sales was primarily related to a reduction in advertising expenses, partially offset by sales deleverage.

Income tax expense. We recorded income tax expense of approximately $2.0 million, or (6.8)% of the loss before income taxes, during the first 26 weeks of fiscal 2023 compared to income tax expense of $298,000, or (0.9)% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 26 weeks of fiscal 2023 compared to the prior period was primarily due to valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $31.5 million, or a loss of $2.46 per diluted share, for the first 26 weeks of fiscal 2023 as compared to a net loss of $33.6 million, or a loss of $2.65 per diluted share, for the first 26 weeks of fiscal 2022.

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

The following table shows a reconciliation of operating loss to EBITDA and adjusted EBITDA (in thousands) for the 13-week and 26-week periods ended July 29, 2023 and July 30, 2022:

	13-Week Period Ended		26-Week Period Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating loss	$(18,091)	$(21,800)	$(28,428)	$(32,895)
Depreciation	3,092	4,338	6,349	8,837
EBITDA	(14,999)	(17,462)	(22,079)	(24,058)
Non-GAAP adjustments:
Closed store and lease termination costs in cost of sales(1)	—	(162)	—	46
Asset impairment(2)	1,001	228	1,226	228
Stock-based compensation expense(3)	124	617	614	1,165
Severance charges(4)	378	366	907	379
Total adjustments in operating expenses	1,503	1,211	2,747	1,772
Total non-GAAP adjustments	1,503	1,049	2,747	1,818
Adjusted EBITDA	(13,496)	(16,413)	(19,332)	(22,240)
Depreciation	3,092	4,338	6,349	8,837
Adjusted operating loss	$(16,588)	$(20,751)	$(25,681)	$(31,077)

(1)
Costs associated with asset disposals, closed stores and lease termination costs and any gains on lease terminations.
(2)
Asset impairment charges are related to property and equipment, software costs and cloud computing implementation costs.
(3)
Stock-based compensation expense includes amounts amortized to expense related to equity incentive plans.
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

Cash flows from operating activities. Net cash used in operating activities was approximately $28.5 million and $56.1 million during the first 26 weeks of fiscal 2023 and the first 26 weeks of fiscal 2022, respectively. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The decrease in the amount of cash used in operations as compared to the prior year period was mainly due to changes in working capital including decreased inventory levels, as we were over stocked in the prior fiscal year, and an increase in accounts payable.

Cash flows from investing activities. Net cash used in investing activities for the first 26 weeks of fiscal 2023 consisted primarily of $2.3 million in capital expenditures as compared to $5.0 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	26-Week Period Ended
	July 29, 2023	July 30, 2022
Technology and omni-channel projects	$1,263	$2,448
Existing stores	943	1,632
Distribution center and supply chain enhancements	38	656
Corporate	37	75
New and relocated stores	13	208
Total capital expenditures	$2,294	$5,019

The capital expenditures in the current and prior year period related primarily to technology and omni-channel projects, the maintenance of existing stores and distribution center and supply chain enhancements.

Cash flows from financing activities. During the first 26 weeks of fiscal 2023, net cash provided by financing activities was $30.5 million, as we borrowed $36.0 million under our revolving credit facility, which was partially offset by repayments of $5.0 million. During the first 26 weeks of fiscal 2022, net cash provided by financing activities was approximately $46.4 million as we borrowed $55.0 million under our revolving credit facility, which was partially offset by the repurchase and retirement of our common stock pursuant to our share repurchase plan of $6.3 million and $2.4 million of cash used in the net share settlement of equity incentive awards.

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

As of July 29, 2023, we were in compliance with the covenants in the 2023 Credit Agreement. Under the 2023 Credit Agreement, there were approximately $46.0 million of outstanding borrowings and no letters of credit outstanding with approximately $26.1 million available for borrowing as of July 29, 2023. Subsequent to July 29, 2023, we borrowed an additional $9.0 million under the 2023 Credit Agreement.

As of July 29, 2023, our balance of cash and cash equivalents was approximately $4.9 million. We believe that the combination of our cash balances, cash flow from operations and availability under our 2023 Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plan. On January 6, 2022, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of July 29, 2023, we had approximately $26.3 million remaining under the current share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Shares repurchased and retired	—	—	—	479,966
Share repurchase cost	$—	$—	$—	$6,253

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 26-week period ended July 29, 2023. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowings under our Credit Agreements, as discussed in “Note 9 — Senior Credit Facility,” in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. As of July 29, 2023, we had $46.0 million in outstanding borrowings under our 2023 Credit Agreement. As of July 30, 2022, we had $55.0 million in outstanding borrowings under our 2019 Credit Agreement. Subsequent to July 29, 2023, we borrowed an additional $9.0 million under our 2023 Credit Agreement. A one percent increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of July 29, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that, as of July 29, 2023, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report should be carefully considered together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in the Annual Report. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $30 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. There were no shares of common stock repurchased by the Company during the 26-week period ended July 29, 2023. As of July 29, 2023, the Company had approximately $26.3 million remaining under the current share repurchase plan.

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

KIRKLAND’S, INC.
Date: September 6, 2023	/s/ Ann E. Joyce
Ann E. Joyce Interim Chief Executive Officer and Director
Date: September 6, 2023	/s/ W. Michael Madden
W. Michael Madden Executive Vice President, Chief Financial Officer