Form 10-Q
period 2023-10-28
KIRKLAND'S, INC
filed 2023-11-30
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 28, 2023

or

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

Common Stock, no par value – 12,923,677 shares outstanding as of November 25, 2023.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	October 28,	January 28,	October 29,
	2023	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,765	$5,171	$11,245
Inventories, net	105,190	84,071	126,315
Prepaid expenses and other current assets	5,863	5,089	7,126
Total current assets	116,818	94,331	144,686
Property and equipment:
Equipment	19,556	19,614	19,929
Furniture and fixtures	65,302	66,906	68,580
Leasehold improvements	101,925	103,525	106,524
Computer software and hardware	83,236	81,685	80,142
Projects in progress	643	743	2,594
Property and equipment, gross	270,662	272,473	277,769
Accumulated depreciation	(239,014)	(233,797)	(235,140)
Property and equipment, net	31,648	38,676	42,629
Operating lease right-of-use assets	130,513	134,525	136,280
Other assets	6,848	6,714	7,979
Total assets	$285,827	$274,246	$331,574
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$55,729	$43,739	$47,157
Accrued expenses	23,484	26,069	27,027
Operating lease liabilities	39,966	41,499	40,156
Total current liabilities	119,179	111,307	114,340
Operating lease liabilities	108,248	114,613	119,254
Revolving line of credit	62,000	15,000	60,000
Other liabilities	3,685	3,553	4,915
Total liabilities	293,112	244,473	298,509
Shareholders’ (deficit) equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at October 28, 2023, January 28, 2023, and October 29, 2022, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 12,923,677; 12,754,368; and 12,754,368 shares issued and outstanding at October 28, 2023, January 28, 2023, and October 29, 2022, respectively	176,260	175,450	174,949
Accumulated deficit	(183,545)	(145,677)	(141,884)
Total shareholders’ (deficit) equity	(7,285)	29,773	33,065
Total liabilities and shareholders’ (deficit) equity	$285,827	$274,246	$331,574

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net sales	$116,365	$130,962	$302,744	$336,348
Cost of sales	85,712	98,275	228,781	256,844
Gross profit	30,653	32,687	73,963	79,504
Operating expenses:
Compensation and benefits	19,841	20,794	59,097	63,193
Other operating expenses	16,104	16,757	44,932	50,549
Depreciation (exclusive of depreciation included in cost of sales)	1,043	1,577	3,471	4,870
Asset impairment	316	219	1,542	447
Total operating expenses	37,304	39,347	109,042	119,059
Operating loss	(6,651)	(6,660)	(35,079)	(39,555)
Interest expense	1,163	704	2,415	1,226
Other income	(127)	(80)	(346)	(235)
Loss before income taxes	(7,687)	(7,284)	(37,148)	(40,546)
Income tax (benefit) expense	(1,290)	57	720	355
Net loss	$(6,397)	$(7,341)	$(37,868)	$(40,901)

Loss per share:
Basic	$(0.50)	$(0.58)	$(2.95)	$(3.22)
Diluted	$(0.50)	$(0.58)	$(2.95)	$(3.22)
Weighted average shares outstanding:
Basic	12,921	12,754	12,852	12,686
Diluted	12,921	12,754	12,852	12,686

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock			Total Shareholders’
	Shares	Amount	Accumulated Deficit	(Deficit) Equity
Balance at January 28, 2023	12,754,368	$175,450	$(145,677)	$29,773
Restricted stock issued	86,824	—	—	—
Net share settlement of restricted stock units	(28,294)	(76)	—	(76)
Stock-based compensation expense	—	490	—	490
Net loss	—	—	(12,107)	(12,107)
Balance at April 29, 2023	12,812,898	175,864	(157,784)	18,080
Restricted stock issued	104,475	—	—	—
Stock-based compensation expense	—	124	—	124
Net loss	—	—	(19,364)	(19,364)
Balance at July 29, 2023	12,917,373	175,988	(177,148)	(1,160)
Restricted stock issued	8,334	—	—	—
Net share settlement of restricted stock units	(2,030)	(5)	—	(5)
Stock-based compensation expense	—	277	—	277
Net loss	—	—	(6,397)	(6,397)
Balance at October 28, 2023	12,923,677	$176,260	$(183,545)	$(7,285)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 29, 2022	12,631,347	$175,856	$(94,730)	$81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	797,849	—	—	—
Net share settlement of stock options and restricted stock units	(224,320)	(2,375)	—	(2,375)
Stock-based compensation expense	—	548	—	548
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(7,855)	(7,855)
Balance at April 30, 2022	12,727,615	174,045	(108,838)	65,207
Restricted stock issued	28,574	—	—	—
Net share settlement of restricted stock units	(1,821)	(8)	—	(8)
Stock-based compensation expense	—	617	—	617
Net loss	—	—	(25,705)	(25,705)
Balance at July 30, 2022	12,754,368	174,654	(134,543)	40,111
Stock-based compensation expense	—	295	—	295
Net loss	—	—	(7,341)	(7,341)
Balance at October 29, 2022	12,754,368	$174,949	$(141,884)	$33,065

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	October 28,	October 29,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,868)	$(40,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9,118	12,925
Amortization of debt issue costs	80	69
Asset impairment	1,542	447
(Gain) loss on disposal of property and equipment	(20)	195
Stock-based compensation expense	891	1,460
Changes in assets and liabilities:
Inventories, net	(21,119)	(12,286)
Prepaid expenses and other current assets	(891)	3,184
Accounts payable	11,885	(14,648)
Accrued expenses	(2,775)	(1,873)
Income taxes payable (refundable)	307	(1,684)
Operating lease assets and liabilities	(3,933)	(4,670)
Other assets and liabilities	97	(427)
Net cash used in operating activities	(42,686)	(58,209)

Cash flows from investing activities:
Proceeds from sale of property and equipment	130	35
Capital expenditures	(3,313)	(6,964)
Net cash used in investing activities	(3,183)	(6,929)

Cash flows from financing activities:
Borrowings on revolving line of credit	52,000	60,000
Repayments on revolving line of credit	(5,000)	—
Debt issuance costs	(456)	—
Cash used in net share settlement of stock options and restricted stock units	(81)	(2,383)
Proceeds received from employee stock option exercises	—	16
Repurchase and retirement of common stock	—	(6,253)
Net cash provided by financing activities	46,463	51,380

Cash and cash equivalents:
Net increase (decrease)	594	(13,758)
Beginning of the period	5,171	25,003
End of the period	$5,765	$11,245

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$804	$573

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of Business — Kirkland’s, Inc. (the “Company”, “we”, “our” or “us”) is a specialty retailer of home décor and furnishings in the United States operating 339 stores in 35 states as of October 28, 2023, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Seasonality — The results of the Company’s operations for the 13-week and 39-week periods ended October 28, 2023 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.4 million, $1.5 million and $1.6 million reserved for sales returns at October 28, 2023, January 28, 2023 and October 29, 2022, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $609,000, $705,000 and $745,000 at October 28, 2023, January 28, 2023, and October 29, 2022, respectively.

Deferred e-commerce revenue —The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. If the Company receives payment before completion of its customer obligations, the revenue is deferred until the customer takes possession of the merchandise and the sale is complete. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.2 million, $0.7 million and $1.2 million at October 28, 2023, January 28, 2023 and October 29, 2022, respectively. The related contract assets, reflected in inventories, net on the condensed consolidated balance sheets, totaled approximately $566,000, $359,000 and $616,000 at October 28, 2023, January 28, 2023 and October 29, 2022, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	October 28, 2023	January 28, 2023	October 29, 2022
Gift card liability, net of estimated breakage (included in accrued expenses)	$11,448	$14,077	$13,658

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gift card breakage revenue (included in net sales)	$338	$189	$1,673	$582
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,430	1,673	3,708	4,200

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.2 million at October 28, 2023, January 28, 2023 and October 29, 2022.

Note 3 – Income Taxes

For the 13-week periods ended October 28, 2023 and October 29, 2022, the Company recorded an income tax benefit of approximately $1.3 million, or 16.8% of the loss before income taxes compared to an expense of approximately $57,000, or (0.8)% of the loss before income taxes, respectively. For the 39-week periods ended October 28, 2023 and October 29, 2022, the Company recorded an income tax expense of approximately $720,000, or (1.9)% of the loss before income taxes compared to an expense of approximately $355,000, or (0.9)% of the loss before income taxes, respectively. The change in income taxes for the 13-week and 39-week periods ended October 28, 2023, compared to the prior year period, was primarily due to valuation allowance adjustments and state income taxes.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of October 28, 2023 and October 29, 2022, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 695,000 shares and 531,000 shares for the 13-week periods ended October 28, 2023 and October 29, 2022, respectively, and 696,000 shares and 597,000 shares for the 39-week periods ended October 28, 2023 and October 29, 2022, respectively.

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

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in April 2017 in the United States District Court for the Western District of Pennsylvania, Gennock v. Kirkland’s, Inc. The complaint alleged that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number on customers’ receipts and sought statutory and punitive damages and attorneys’ fees and costs. On October 21, 2019, the District Court dismissed the matter and ruled that the Plaintiffs did not have standing based on the Third Circuit’s recent decision in Kamal v. J. Crew Group, Inc., 918 F.3d 102 (3d. Cir. 2019). Following the dismissal in federal court, on October 25, 2019, the plaintiffs filed a Praecipe to Transfer the case to Pennsylvania state court, and on August 20, 2020, the court ruled that the plaintiffs have standing. The Company appealed that ruling, and on April 27, 2022, the Superior Court of Pennsylvania granted the Company’s petition for permission to appeal. On May 16, 2023, the Superior Court of Pennsylvania ruled that plaintiffs lacked standing under Pennsylvania law and dismissed plaintiffs’ complaint. On November 14, 2023, the Pennsylvania Supreme Court decided not to take the case on appeal. The matter is closed, and it did not have a material adverse effect on the Company’s consolidated financial condition, operating results or cash flows.

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

	13-Week Period Ended		39-Week Period Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$277	$295	$891	$1,460
Restricted stock units granted	—	50,000	374,440	409,800
Stock options granted	—	40,000	237,675	40,000

During the 39-week period ended October 29, 2022, the Company also granted performance-based restricted stock units (“PSUs”) that are subject to the achievement of specified performance goals over a specified performance period. The performance metrics for the PSUs were earnings before interest, taxes, depreciation and amortization (“EBITDA”) compared to target EBITDA and also included a relative shareholder return modifier. No shares were issued and no expense was recorded with respect to the PSUs granted in fiscal 2022, as the EBITDA performance condition was not probable of being achieved.

Note 8 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. As of October 28, 2023, the Company had approximately $26.3 million remaining under the current share repurchase plan. The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Shares repurchased and retired	—	—	—	479,966
Share repurchase cost	$—	$—	$—	$6,253

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

Borrowings under the Credit Agreements are subject to certain conditions, and the Credit Agreements contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and certain events under the Employee Retirement Income Security Act of 1974 (“ERISA”). Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the Credit Agreements is limited by both a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves, and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the borrowing base formula or $8.0 million.

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

As of October 28, 2023, the Company was in compliance with the covenants in the 2023 Credit Agreement. Under the 2023 Credit Agreement, there were $62.0 million in outstanding borrowings and no letters of credit outstanding with approximately $27.2 million available for borrowing as of October 28, 2023, before the minimum required excess availability covenant.

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Impairment of leasehold improvements, fixtures and equipment at stores	$268	$154	$595	$382
Impairment of other long-lived assets(1)	48	65	947	65
Total impairment	$316	$219	$1,542	$447

Number of stores with leasehold improvements, fixtures and equipment impairment	4	2	6	4

(1)
Other long-lived asset impairment includes the write-off of software costs, cloud computing implementation costs and fixtures related to the closing of two e-commerce distribution centers in fiscal 2023.

Note 11 – Subsequent Event

Subsequent to October 28, 2023, the Company repaid a net $27.0 million under the 2023 Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week and 39-week periods ended October 28, 2023 and October 29, 2022. For a comparison of our results of operations for the 52-week periods ended January 28, 2023 and January 29, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC on April 4, 2023 (the “Annual Report”). The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of October 28, 2023, we operated a total of 339 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating online and store experience allows our customers to furnish their home at a great value.

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

Stores

The following table summarizes store information during the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
New store openings	—	1	—	1
Permanent store closures	1	1	7	6
Store relocations	1	—	1	—
Decrease in store units	(0.3)%	0.0%	(2.0)%	(1.4)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	October 28, 2023	October 29, 2022
Number of stores	339	356
Square footage	2,744,048	2,855,146
Average square footage per store	8,095	8,020

13-Week Period Ended October 28, 2023 Compared to the 13-Week Period Ended October 29, 2022

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	October 28, 2023		October 29, 2022		Change
	$	%	$	%	$	%
Net sales	$116,365	100.0%	$130,962	100.0%	$(14,597)	(11.1)%
Cost of sales	85,712	73.7	98,275	75.0	(12,563)	(12.8)
Gross profit	30,653	26.3	32,687	25.0	(2,034)	(6.2)
Operating expenses:
Compensation and benefits	19,841	17.0	20,794	15.9	(953)	(4.6)
Other operating expenses	16,104	13.8	16,757	12.8	(653)	(3.9)
Depreciation (exclusive of depreciation included in cost of sales)	1,043	0.9	1,577	1.2	(534)	(33.9)
Asset impairment	316	0.3	219	0.2	97	44.3
Total operating expenses	37,304	32.0	39,347	30.1	(2,043)	(5.2)
Operating loss	(6,651)	(5.7)	(6,660)	(5.1)	9	(0.1)
Interest expense	1,163	1.0	704	0.6	459	65.2
Other income	(127)	(0.1)	(80)	(0.1)	(47)	58.8
Loss before income taxes	(7,687)	(6.6)	(7,284)	(5.6)	(403)	5.5
Income tax (benefit) expense	(1,290)	(1.1)	57	0.0	(1,347)	(2,363.2)
Net loss	$(6,397)	(5.5)%	$(7,341)	(5.6)%	$944	(12.9)%

Net sales. Net sales decreased 11.1% to $116.4 million for the third 13 weeks of fiscal 2023 compared to $131.0 million for the prior year period, which includes a 4.8% decline in store count. Comparable sales, including e-commerce sales, decreased 9.2%, or $11.8 million, for the third 13 weeks of fiscal 2023 compared to the prior year period. For the third 13 weeks of fiscal 2023, e-commerce comparable sales decreased 8.5% compared to the prior year period, and store sales decreased 9.5% compared to the prior year period. The decrease in comparable sales was driven by a decrease in average ticket and a decline in both in-store and online traffic, which was partially offset by higher conversion in both channels. Merchandise categories performing below prior period levels include furniture, harvest seasonal and wall décor, while decorative accessories and Christmas seasonal performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 130 basis points from 25.0% in the third 13 weeks of fiscal 2022 to 26.3% in the third 13 weeks of fiscal 2023. The overall increase in gross profit margin was due to favorable merchandise margin, distribution center costs and depreciation, partially offset by unfavorable store occupancy costs. Merchandise margin increased approximately 110 basis points from 52.9% in the third 13 weeks of fiscal 2022 to 54.0% in the third 13 weeks of fiscal 2023, mainly due to lower inbound freight rates and inventory levels, along with improved product flow. Distribution center costs decreased approximately 110 basis points to 6.1% of net sales due to improved levels of cost capitalization in inventory in the current year period. Depreciation of store and distribution center assets decreased approximately 40 basis points to 1.5% of net sales in the third 13 weeks of fiscal 2023 due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 130 basis points to 12.1% of net sales due to the sales deleverage on these fixed costs. Outbound freight costs, including both store and e-commerce shipping expenses, remained consistent at 8.0% of net sales, as lower inventory levels and fewer shipping routes to the stores offset increased e-commerce shipping expenses.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 110 basis points from 15.9% in the third 13 weeks of fiscal 2022 to 17.0% in the third 13 weeks of fiscal 2023 primarily due to sales deleverage of store payroll costs, partially offset by reductions in corporate salaries.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 100 basis points from 12.8% in the third 13 weeks of fiscal 2022 to 13.8% in the third 13 weeks of fiscal 2023. The decrease as a percentage of net sales was primarily related to the deleverage of advertising expenses and other expenses.

Income tax (benefit) expense. We recorded income tax benefit of approximately $1.3 million, or 16.8% of the loss before income taxes, during the third 13 weeks of fiscal 2023, compared to an income tax expense of approximately $57,000, or (0.8)% of the loss before income taxes, during the prior year period. The change in the tax rate for the third 13 weeks of fiscal 2023 compared to the prior period was primarily due to valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $6.4 million, or a loss of $0.50 per diluted share, for the third 13 weeks of fiscal 2023 as compared to net loss of $7.3 million, or a loss of $0.58 per diluted share, for the third 13 weeks of fiscal 2022.

39-Week Period Ended October 28, 2023 Compared to the 39-Week Period Ended October 29, 2022

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	October 28, 2023		October 29, 2022		Change
	$	%	$	%	$	%
Net sales	$302,744	100.0%	$336,348	100.0%	$(33,604)	(10.0)%
Cost of sales	228,781	75.6	256,844	76.4	(28,063)	(10.9)
Gross profit	73,963	24.4	79,504	23.6	(5,541)	(7.0)
Operating expenses:
Compensation and benefits	59,097	19.5	63,193	18.8	(4,096)	(6.5)
Other operating expenses	44,932	14.8	50,549	15.1	(5,617)	(11.1)
Depreciation (exclusive of depreciation included in cost of sales)	3,471	1.2	4,870	1.4	(1,399)	(28.7)
Asset impairment	1,542	0.5	447	0.1	1,095	245.0
Total operating expenses	109,042	36.0	119,059	35.4	(10,017)	(8.4)
Operating loss	(35,079)	(11.6)	(39,555)	(11.8)	4,476	(11.3)
Interest expense	2,415	0.8	1,226	0.4	1,189	97.0
Other income	(346)	(0.1)	(235)	(0.1)	(111)	47.2
Loss before income taxes	(37,148)	(12.3)	(40,546)	(12.1)	3,398	(8.4)
Income tax expense	720	0.2	355	0.1	365	102.8
Net loss	$(37,868)	(12.5)%	$(40,901)	(12.2)%	$3,033	(7.4)%

Net sales. Net sales decreased 10.0% to $302.7 million for the first 39 weeks of fiscal 2023 compared to $336.3 million for the prior year period, which includes a 4.8% decline in store count. Comparable sales, including e-commerce sales, decreased 7.9%, or $25.8 million for the first 39 weeks of fiscal 2023 compared to the prior year period. For the first 39 weeks of fiscal 2023, e-commerce comparable sales decreased 10.4%, and store sales decreased 6.9% compared to the prior year period. The decrease in comparable sales is primarily due to a decrease in traffic and ticket in stores and online, partially offset by an increase in conversion. Most merchandise categories performed below prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 80 basis points from 23.6% in the first 39 weeks of fiscal 2022 to 24.4% in the first 39 weeks of fiscal 2023. The overall increase in gross profit margin was due to favorable merchandise margin and depreciation, partially offset by unfavorable store occupancy costs, distribution center costs and outbound freight costs. Merchandise margin increased approximately 200 basis points from 52.1% in the first 39 weeks of fiscal 2022 to 54.1% in the first 39 weeks of fiscal 2023 mainly due to lower inbound freight costs and lower inventory levels. Depreciation of store and distribution center assets decreased approximately 50 basis points to 1.9% of net sales in the first 39 weeks of fiscal 2023 due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 140 basis points to 13.9% of net sales due to the sales deleverage on these fixed costs. Distribution center costs increased approximately 20 basis points to 6.0% of net sales due to sales deleverage and high levels of cost capitalization in inventory in the prior year period, partially offset by lower operating costs. Outbound freight costs, including both store and e-commerce shipping expenses, increased approximately 10 basis points to 7.9% of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 70 basis points from 18.8% in the first 39 weeks of fiscal 2022 to 19.5% in the first 39 weeks of fiscal 2023 primarily due to the deleverage of store payroll expenses.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 30 basis points from 15.1% in the first 39 weeks of fiscal 2022 to 14.8% for the first 39 weeks of fiscal 2023. The decrease as a percentage of net sales was primarily related to a reduction in advertising expenses, partially offset by sales deleverage.

Income tax expense. We recorded income tax expense of approximately $720,000, or (1.9)% of the loss before income taxes, during the first 39 weeks of fiscal 2023 compared to income tax expense of $355,000, or (0.9)% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 39 weeks of fiscal 2023 compared to the prior period was primarily due to valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $37.9 million, or a loss of $2.95 per diluted share, for the first 39 weeks of fiscal 2023 as compared to a net loss of $40.9 million, or a loss of $3.22 per diluted share, for the first 39 weeks of fiscal 2022.

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

The following table shows a reconciliation of operating loss to EBITDA and adjusted EBITDA (in thousands) for the 13-week and 39-week periods ended October 28, 2023 and October 29, 2022:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating loss	$(6,651)	$(6,660)	$(35,079)	$(39,555)
Depreciation	2,769	4,088	9,118	12,925
EBITDA	(3,882)	(2,572)	(25,961)	(26,630)
Non-GAAP adjustments:
Closed store and lease termination costs in cost of sales(1)	—	—	—	46
Asset impairment(2)	316	219	1,542	447
Stock-based compensation expense(3)	277	295	891	1,460
Severance charges(4)	50	397	957	776
Total adjustments in operating expenses	643	911	3,390	2,683
Total non-GAAP adjustments	643	911	3,390	2,729
Adjusted EBITDA	(3,239)	(1,661)	(22,571)	(23,901)
Depreciation	2,769	4,088	9,118	12,925
Adjusted operating loss	$(6,008)	$(5,749)	$(31,689)	$(36,826)

(1)
Costs associated with asset disposals, closed stores and lease termination costs.
(2)
Asset impairment charges are related to property and equipment, software costs and cloud computing implementation costs.
(3)
Stock-based compensation expense includes amounts amortized to expense related to equity incentive plans.
(4)
Severance charges include expenses related to severance agreements and permanent store closure compensation costs.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to technology and omni-channel projects, existing store refreshes, remodels and maintenance, new or relocated stores and distribution center and supply chain enhancements. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our revolving credit facility.

Cash flows from operating activities. Net cash used in operating activities was approximately $42.7 million and $58.2 million during the first 39 weeks of fiscal 2023 and the first 39 weeks of fiscal 2022, respectively. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The decrease in the amount of cash used in operations as compared to the prior year period was mainly due to changes in working capital including an increase in accounts payable, partially offset by changes in inventory levels, as we were over stocked in the prior fiscal year.

Cash flows from investing activities. Net cash used in investing activities for the first 39 weeks of fiscal 2023 consisted primarily of $3.3 million in capital expenditures as compared to $7.0 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	39-Week Period Ended
	October 28, 2023	October 29, 2022
Technology and omni-channel projects	$1,619	$3,536
Existing stores	896	1,959
New and relocated stores	484	426
Corporate	243	136
Distribution center and supply chain enhancements	71	907
Total capital expenditures	$3,313	$6,964

The capital expenditures in the current and prior year period related primarily to technology and omni-channel projects and the maintenance of existing stores.

Cash flows from financing activities. During the first 39 weeks of fiscal 2023, net cash provided by financing activities was $46.5 million, as we borrowed $52.0 million under our revolving credit facility, which was partially offset by repayments of $5.0 million. During the first 39 weeks of fiscal 2022, net cash provided by financing activities was approximately $51.4 million as we borrowed $60.0 million under our revolving credit facility, which was partially offset by the repurchase and retirement of our common stock pursuant to our share repurchase plan of $6.3 million and $2.4 million of cash used in the net share settlement of equity incentive awards.

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

Borrowings under the Credit Agreements are subject to certain conditions, and the Credit Agreements contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and certain events under ERISA. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the Credit Agreements may be declared immediately due and payable. The maximum availability under the Credit Agreements is limited by both a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves, and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the borrowing base formula or $8.0 million.

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

As of October 28, 2023, we were in compliance with the covenants in the 2023 Credit Agreement. Under the 2023 Credit Agreement, there were approximately $62.0 million of outstanding borrowings and no letters of credit outstanding with approximately $27.2 million available for borrowing as of October 28, 2023, before the minimum required excess availability covenant. Subsequent to October 28, 2023, we repaid a net $27.0 million under the 2023 Credit Agreement.

As of October 28, 2023, our balance of cash and cash equivalents was approximately $5.8 million. We believe that the combination of our cash balances, cash flow from operations and availability under our 2023 Credit Agreement will be sufficient to fund our planned capital expenditures and working capital requirements for at least the next twelve months.

Share repurchase plan. On January 6, 2022, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of October 28, 2023, we had approximately $26.3 million remaining under the current share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Shares repurchased and retired	—	—	—	479,966
Share repurchase cost	$—	$—	$—	$6,253

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 39-week period ended October 28, 2023. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowings under our Credit Agreements, as discussed in “Note 9 — Senior Credit Facility,” in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. As of October 28, 2023, we had $62.0 million in outstanding borrowings under our 2023 Credit Agreement. As of October 29, 2022, we had $60.0 million in outstanding borrowings under our 2019 Credit Agreement. Subsequent to October 28, 2023, we repaid a net $27.0 million under our 2023 Credit Agreement. A one percent increase or decrease in the interest rate on borrowings under our revolving credit facility at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of October 28, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Interim Chief Executive Officer and Chief Financial Officer, have concluded that, as of October 28, 2023, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $30.0 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. There were no shares of common stock repurchased by the Company during the 39-week period ended October 28, 2023. As of October 28, 2023, the Company had approximately $26.3 million remaining under the current share repurchase plan.

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

KIRKLAND’S, INC.
Date: November 30, 2023	/s/ Ann E. Joyce
Ann E. Joyce Interim Chief Executive Officer and Director
Date: November 30, 2023	/s/ W. Michael Madden
W. Michael Madden Executive Vice President, Chief Financial Officer