Form 10-K
period 2024-02-03
KIRKLAND'S, INC
filed 2024-03-29
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $30.3 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of March 18, 2024, there were 12,926,022 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders of Kirkland’s, Inc. to be held June 26, 2024, are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in “Item 1A. Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

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

The terms “Kirkland’s,” “Kirkland’s Home,” the “Company,” “we,” “us,” and “our” as used in this Form 10-K refer to Kirkland’s, Inc.

PART I

Item 1. Business

General

We are a specialty retailer of home décor and furnishings in the United States. As of February 3, 2024, we operated a total of 330 stores in 35 states as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We were founded in 1966, and our current parent corporation, Kirkland’s, Inc., was incorporated in 1981. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor and furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating in-store and online environment provides our customers with a unique brand experience.

Business Strategy

Our mission is to make Kirkland’s the destination for seasonally relevant home décor, furnishings and gifts. We strive to offer on-trend, curated product assortments at a great value. We are rebalancing our value proposition by moderating the growth in high ticket categories and maximizing our position in value home accents, seasonal décor and gifts at amazing price points to appeal to our core value customer. We are focused on re-engaging our customer base and extending the reach of our brand to new customers. We believe the following four components of our business strategy are key to positioning our brand and our future growth and success.

Customer. We are committed to keeping the voice of the customer at the center of our brand; and we are resetting our brand voice and marketing tactics to acquire, reactivate and retain her.

Merchandise. We are committed to being product obsessed, delivering a unique omni-channel product strategy of curated, on-trend and seasonally relevant home décor at a great price. We will be known for “always something new” to drive demand in each quarter throughout the year.

Omni-channel experience. We will deliver a channel strategy that meets our customers whenever and wherever they want to shop while driving a path to profitable growth in both stores and e-commerce. We are evaluating and reinvesting in our real estate strategy and a modern e-commerce roadmap to drive profitable sales.

Operational efficiency. As a value brand, we are committed to remaining disciplined in our operational effectiveness through supply chain efficiency and performance, technology enablement, and cost containment as we seek to return our brand to profitable growth and deliver sustained long-term value for our shareholders.

Merchandising

Our merchandising strategy is to offer an elevated style at an amazing value. We are passionate about our color and design direction each season, while working with our partners around the globe to develop and source quality home décor, furnishings and gifts. We maintain a strong pricing strategy with affordable prices representing a great value to our customers across all product categories. Our merchant team thoughtfully curates the assortment each season to ensure we maintain a healthy SKU count and a cohesive style point of view.

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

Our merchandise categories include holiday décor, furniture, textiles, decorative accessories, art, home fragrance, ornamental wall décor, mirrors, housewares, lighting, floral, outdoor and gift. The following table presents the percentage of net sales contributed by our merchandise categories based on our current category structure over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2023	Fiscal 2022	Fiscal 2021
Holiday Décor	20%	19%	19%
Furniture	17	18	15
Textiles	11	11	10
Decorative Accessories	9	7	8
Art	8	8	8
Home Fragrance	7	7	6
Ornamental Wall Décor	6	8	10
Mirrors	6	7	6
Housewares	4	4	5
Lighting	4	4	5
Floral	4	4	4
Outdoor	3	3	3
Gift	1	0	1
Total	100%	100%	100%

Our visual merchandising strategy is continuously evolving to meet the vision of our assortment. We strive to inspire our customers with a mix of inspirational lifestyle settings and impactful key item placement. Our visual merchandising team creates thoughtful, cohesive guides for our stores, utilizing fresh, creative window displays and maximizing the productivity of our fixtures.

Buying and Inventory Management

Our buying team approves the design of all of our products, negotiates with vendors and works with our merchandise planning and allocation team to optimize merchandise quantity and mix by category in our stores and on our website. We purchase merchandise from approximately 180 vendors, with no vendor representing more than 10% of our purchases during fiscal 2023. Approximately 80 core vendors accounted for 90% of our merchandise purchases during fiscal 2023.

Our global sourcing team manages our sourcing strategies, and it has successfully diversified our purchases from primarily Chinese vendors to suppliers in multiple countries. In fiscal 2023 and 2022, direct sourcing accounted for approximately 47% and 49% of our merchandise purchases, respectively. We partner with three sourcing agents that assist with sourcing activities in China, India, Southeast Asia and Europe. Our merchandise comes from numerous foreign and domestic manufacturers and importers. For fiscal 2023, the manufacturing countries of origin for our merchandise receipts were approximately 73% China, 14% India, 8% United States, 3% Vietnam and 2% other countries. Our strategy is to continue to diversify sourcing opportunities and minimize risks to gain competitive advantages through a streamlined process.

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

Store Operations

Our stores are designed and managed to make shopping an inspiring experience and to maximize sales and operating efficiencies. Stores are strategically arranged to provide for optimal product placement and visual display that can be changed for seasonal product and promotions. Store training is focused on increasing customer design assistance, having a selling mindset and operational efficiency.

Store operations is managed by corporate personnel, two regional directors and 16 district managers, who have responsibility for an average of 21 stores within a geographic district, and store managers. Store managers and assistant managers are responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, talent development and store security. A typical store operates seven days a week with an average of 8 to 15 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with the increased traffic and sales volume in the fourth quarter of the calendar year.

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

As of February 3, 2024, we operated 330 stores, including 284 “power” strip or “lifestyle” centers, 22 freestanding locations, 12 mall locations and 12 outlet centers.

The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2020	Fiscal 2019
Stores open at beginning of period	346	361	373	432	428
New store openings	—	1	4	—	5
Permanent store closings	(16)	(16)	(16)	(59)	(1)
Stores open at end of period	330	346	361	373	432

Distribution and Logistics

We have a comprehensive approach to the management of our merchandise supply chain. We continuously evaluate the impact of our omni-channel strategies on our business, and frequently implement enhancements to our supply chain infrastructure and warehouse management system to support store and e-commerce fulfillment.

Our main retail distribution center in Jackson, Tennessee services approximately 65% of our stores and a third-party operated retail fulfillment facility in Lancaster, Texas services the other 35% of our stores. Our main Jackson, Tennessee retail distribution center also supports our e-commerce fulfillment. In 2023, we closed our North Las Vegas, Nevada and Winchester, Virginia e-commerce order fulfillment centers to reduce fixed costs and consolidate our operations. We also have a third-party operated west coast distribution operation, which provides for the improved flow of merchandise through our supply chain network. By virtue of this operation, we gain control of merchandise when it enters the west coast port, which allows us to allocate and distribute inventory directly to any of our retail or e-commerce fulfillment distribution centers.

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

Information Technology

We invest in our information technology to manage the purchase, pricing and distribution of our merchandise, improve our operating efficiencies and support omni-channel operations. Our key management information systems include a merchandise management system, point-of-sale system, an e-commerce platform, an e-commerce order management system, a warehouse management system, a financial system and a labor management tool. Our merchandise management system provides us with tools to manage aspects of our merchandise assortment and integrates merchandising and inventory management applications, including inventory tracking, purchase order management, inventory allocation and replenishment, sales audit and invoice matching, which interfaces with our warehouse management and financial system.

We continue to evaluate and improve the functionality of our systems to maximize their effectiveness as well as seek out best in class solutions to enhance operational efficiencies. Such efforts include ongoing hardware and software evaluations, and refreshes and upgrades to support optimal software configurations and application performance. We continue to strengthen the security of our information technology and invest in technology to support stores, e-commerce, distribution centers, omni-channel expansion and business intelligence tools. These efforts are directed toward improving business processes, maintaining secure, efficient and stable systems, implementing new features and enabling the continued growth and success of our business.

Marketing

Our brand positioning aligns to the evolution of our product assortment and clearly communicates our value proposition of, “Curated Design, Amazing Value.” Our marketing communicates that Kirkland’s Home is a shopping destination that offers on trend, quality home merchandise at a value to our customers. We believe that just because customers are practical with their time and money does not mean that their passion for their home does not run deep. Our marketing showcases our products in a casual, surprising and approachable way that is both inspirational and attainable.

Our marketing strategy includes customer retention, as well as new customer acquisition. Our overall marketing efforts encompass various tactics including digital marketing, paid search and social media initiatives. We manage a database of customers and communicate with them via targeted emails featuring new products, marketing events and special offers.

We are focused on improving the customer experience through our loyalty program, K-club, and our private label credit card financing options. Our customer loyalty program rewards customers for shopping with us, as well as interacting with Kirkland's across channels. This interaction allows us to foster stronger and lasting relationships with our customers. The key benefits of this program include points on every purchase to redeem for valuable rewards, birthday surprises and special offers.

Our private label Kirkland’s credit card through Wells Fargo offers financing options including "6-months no interest" and "12-months no interest" financing for purchases over $250 and $500, respectively.

Omni-Channel

Our strategy is to meet our customers whenever and wherever they want to shop by creating meaningful content that engages the customer and either converts them online or allows them to pre-shop for an in-store purchase. We are also improving our website platform to provide an engaging shopping experience for our customers. We will do this by developing an endless aisle experience through web marketing, site merchandising tactics and an extended product assortment.

As part of our omni-channel growth strategy, we are focused on improving comparable sales performance both in store and online. We are focused on improving the contribution of our store base, which is an integral part of our omni-channel strategy and supports improved profitability of our e-commerce business as a fulfillment channel.

We have multiple online fulfillment options, including delivery to the customer’s home directly from our warehouses or from vendors, ship-to-store and buy online and pickup in-store programs.

Trademarks

All of our stores operate under the names “Kirkland’s”, “Kirkland’s Home”, “Kirkland’s Home Outlet”, “Kirkland’s Outlet,” and “The Kirkland Collection.”

We have registered several trademarks with the United States Patent and Trademark Office on the Principal Register that are used in connection with the Kirkland’s stores, including KIRKLAND’S® logo design, KIRKLAND’S®, THE KIRKLAND COLLECTION®, KIRKLAND’S OUTLET®, KIRKLAND’S HOME®, MARKET AND VINE™, SIMPLE THINGS BY KIRKLAND’S®, LOVE THE POSSIBILITIES and LOVE THE PRICE®. These trademarks have historically been important components in our merchandising and marketing strategy. We are not aware of any claims of infringement or other challenges to our right to use our trademarks in the United States.

Competition

The retail market for home furnishings is highly competitive. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. Some of our main competitors include HomeGoods, HomeSense, Walmart, World Market, Crate & Barrel, Williams-Sonoma, Inc., Hobby Lobby, At Home, Target, Ebay, Amazon and Wayfair. We believe that the principal competitive factors influencing our business are merchandise selection, price, customer service, visual appeal of our stores and our convenient store locations. We believe we compete effectively with other retailers due to our experience in identifying a curated collection of quality and stylish merchandise, pricing it to be attractive to our target customer, presenting it in a visually appealing manner and providing an engaging shopping experience.

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

Human Capital

Overview. We employed approximately 900 full-time and 3,200 part-time employees as of February 3, 2024. The number of our employees fluctuates with seasonal needs. We generally experience our highest level of employment during the fourth fiscal quarter. Of our 4,100 employees, approximately 3,750 work at stores, 150 work at our distribution centers and 200 work in corporate support functions. As of February 3, 2024, none of our employees are unionized or covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

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

Diversity. Our leadership team is comprised of our Chief Executive Officer, Chief Financial Officer, two senior vice presidents and three vice presidents who, collectively, have management responsibility for our business areas including store operations, supply chain, e-commerce, finance, legal, merchandising, human resources, marketing and information technology. Our leadership team places significant focus and attention on matters concerning our human capital assets including their capability development, succession planning and diversity. Accordingly, we regularly review talent development and succession plans for each of our functions, to identify and develop a pipeline of talent to maintain business operations. We are also focused on engaging our existing workforce through policies and programs promoting workplace diversity and inclusion. Currently, the majority of the members of our leadership team are women. We are committed to our continued efforts to promote diversity and foster an inclusive work environment that supports the communities we serve. As part of this commitment, in 2021, we created an employee Diversity Council with cross-organizational representatives who advocate for and monitor our commitment to diversity and inclusion. We have executed training focused on driving inclusion and celebrated events spotlighting inclusion and diversity within our organization. We recruit the best people for the job regardless of race, gender, ethnicity or other protected traits, and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

Environmental, Social and Governance (“ESG”)

We have made ESG and diversity and inclusion a priority throughout our organization and the communities we serve. As our business evolves over time, sustainability will continue to increase in significance as we revise and develop our stores and e-commerce operations. However, as we note in “Item 2. Properties” of this Form 10-K, we currently lease all of our properties, so there are limited actions we can take with respect to environmental sustainability issues. Nevertheless, we seek to ensure that all future changes to our stores, including any possible real property acquisitions, are done in a socially and environmentally responsible manner. Our leadership team has worked with our ESG Steering Committee and our Board to develop short-term and long-term ESG strategies. One of our sustainability pledges is to strengthen the local communities in which we operate, and our various corporate giving initiatives have helped elevate our impact on these local communities.

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

Information about our Executive Officers

The following list describes our executive officers including their name, age and principal occupations and employment during at least the past five years:

Amy E. Sullivan, 45, was promoted to President, Chief Executive Officer and Director in February 2024. Prior to her appointment, Mrs. Sullivan has served as the Company’s President and Chief Operating Officer since April 2023, and as the Company’s Senior Vice President and Chief Merchandising and Stores Officer for Kirkland’s since February 2022. Prior to her appointment to Chief Merchandising and Stores Officer, Mrs. Sullivan served as Vice President of Merchandising from October 2021 to January 2022 and Divisional Merchandising Manager from March 2012 to October 2021. Prior to joining Kirkland’s, Mrs. Sullivan held several merchandising leadership roles in the fashion industry at Lane Bryant, Lands’ End, Express, Kohl’s and JCPenney.

W. Michael Madden, 54, has been Executive Vice President and Chief Financial Officer of Kirkland’s since August 2022. Prior to joining Kirkland’s, Mr. Madden served as Chief Financial Officer at Priam Properties, a private real estate investment firm. Prior to his role at Priam Properties, Mr. Madden spent over 18 years serving Kirkland’s Home in various senior leadership and executive roles, where he was responsible for leading many notable initiatives and acquired extensive knowledge of all aspects of the Company’s business.

Ann E. Joyce, 59, was an Executive Consultant for the Company in February 2024, and prior to her time as Executive Consultant, Ms. Joyce was Interim CEO for the Company since May 2023 and Executive Consultant for the Company since April 2023. Ms. Joyce joined the Board of Directors of the Company in June 2021. Ms. Joyce

founded MindShare Associates LLC in early 2021 and serves as its President. Ms. Joyce served as Chief Operations Officer and Chief Information Officer of Chico’s FAS, Inc., a publicly traded clothing retailer, positions she held from 2015 until May 2020. Prior to joining Chico’s, Ms. Joyce served as Senior Vice President and Chief Information Officer of Aeropostale, a retailer of casual youth apparel and accessories, from 2003 to 2015. Before her time with Aeropostale, Ms. Joyce was the Vice President of Global Applications for Polo Ralph Lauren and prior to that she was Director of Strategic Systems for Garan, Inc., a privately-owned manufacturer of casual clothing.

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

Risks Related to Liquidity

Insufficient cash flows from operations could result in the substantial utilization of our secured revolving credit facility and our term loan credit agreement, or similar financing, which may limit our ability to conduct certain activities.

We are dependent upon generating sufficient cash flows from operations to fund our obligations and strategic investments. We maintain a secured revolving credit facility and a term loan credit agreement to enable us to acquire merchandise, to fund working capital requirements and to support standby letters of credit. Borrowings under the secured revolving credit facility and term loan credit agreement are subject to a borrowing base calculation consisting of a percentage of certain of our eligible assets and are subject to advance rates and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions, including restrictions on the ability to repurchase our common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. Our revolving credit facility and term loan credit agreement contain a number of affirmative and restrictive covenants that may also limit our actions. Continued negative cash flows from operations could result in increased borrowings under our revolving credit facility and term loan credit agreement to fund operational needs, increased utilization of letters of credit and greater dependence on the availability of the revolving credit facility and term loan credit agreement. These actions could result in us being subject to increased restrictions, incurring increased interest expense and increasing our leverage. See “Item 8. Financial Statements and Supplementary Data – Note 4 – Credit Agreements” for additional discussion.

We could be required to refinance our debt before it matures and there is no assurance that we will be able to refinance our debt on acceptable terms.

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. Rising interest rates may make future refinancing more difficult to obtain on favorable terms. In addition, although we have previously been successful in negotiating amendments to our revolving credit agreement and in securing our new term loan, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness as we may deem necessary. To the extent we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms or defaulting and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders.

To service our debt and pay other obligations, we will require a significant amount of cash, which may not be available to us.

Our ability to make payments on, repay or refinance our debt and any future debt we may incur, and to fund planned capital expenditures will depend largely upon our future operating performance and our ability to generate cash from operations. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt and other obligations will depend on the satisfaction of the covenants and financial ratios in our secured revolving credit facility and our other debt agreements, including other agreements we may enter into in the future. Our business may not generate sufficient cash flow from operations, or we may not have future borrowings available to us under our credit facility or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.

If we do not generate sufficient cash flow from operations, we may not be able to implement our strategic initiatives and fund our obligations.

The ability to execute our strategic initiatives, including our financial turnaround strategy, will depend on, among other factors, the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. The cost of improving our omni-channel capabilities including increasing our online sales capabilities, closing or relocating under-performing stores, remodeling existing stores and opening new stores will increase in the future compared to historical costs. There can be no assurance that our business will generate adequate cash flow or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our revolving credit facility and our term loan credit agreement contain provisions that restrict the amount of debt we may incur in the future. If we are not successful in obtaining sufficient capital, we may be unable to increase sales generated online and in stores, which may adversely affect our business strategy. There can be no assurances that we will have sufficient cash flow from operations or adequate capital to achieve our plans for omni-channel growth including growing in-store and online sales.

Risks Related to Strategy and Strategy Execution

If we fail to identify, develop and successfully implement our short-term and long-term strategic initiatives, our financial performance could be negatively impacted.

Our ability to execute our brand strategy and to deliver improved financial performance is dependent on successfully identifying, developing and implementing plans and initiatives intended to drive sustainable, increased financial performance, including, but not limited to, our efforts to maintain existing and acquire new customers who fit our traditional customer profile, reintroduce more seasonal and impulse items with lower price points to attract price conscious customers, increase our brand recognition, elevate our customer experience and invest in technology improvements. If such plans and initiatives are not properly identified, developed and successfully executed, or if execution or realization of positive results takes longer than expected, our financial condition and results of operations could be adversely affected. The success of our plans and initiatives is subject to risks and uncertainties with respect to execution, market conditions and other factors that may cause actual results, performance or achievements to differ materially, and adversely, from our plans and expected results.

If we are unable to successfully maintain, improve and grow a best-in-class omni-channel experience for our customers, it could adversely affect our sales, results of operations and reputation.

As consumers continue to migrate online, we face pressures to stay relevant in retail’s ever-changing environment and to compete with other omni-channel retailers, online-only retailers and retailers with only stores. We continue to invest in our omni-channel capabilities to provide a seamless and engaging shopping experience between our store locations and our online and mobile environments. Insufficient, untimely or misguided investments in this area could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones. In addition, declining customer store traffic and migration of sales from stores to digital platforms could enhance these risks due to increased reliance on our omni-channel capabilities and could lead to restructuring and other costs that could adversely impact our results of operations and cash flows.

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

If we are unable to profitably operate our existing stores, we may not be able to execute our business strategy, resulting in a decrease in net sales and profitability.

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

The retail market is a highly competitive market. Accordingly, we compete against a diverse group of retailers, including specialty stores, department stores, discount stores, and catalog and internet-based retailers, which sell similar lines of merchandise to those carried by us. The substantial sales growth in the e-commerce industry within the last decade has encouraged the entry of many new competitors, including discount retailers selling similar products at reduced prices, new business models, and an increase in competition from established companies, many of whom are willing to spend significant funds and/or reduce pricing in order to gain market share. Our competitors, many of which are larger and have substantially greater financial and other resources than us, include HomeGoods, HomeSense, Walmart, World Market, Crate & Barrel, Williams-Sonoma, Inc., Hobby Lobby, At Home, Target, Ebay, Amazon and Wayfair. Our stores and our www.kirklands.com website also compete with the ever-increasing number of internet retail websites offering home décor merchandise. The availability of home décor merchandise from various competitors on the internet could result in increased price competition as our customers are more readily able to comparison shop, which could reduce our sales, prices and margins and adversely affect our results of operations.

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

In fiscal 2023, approximately 53% of our merchandise was purchased through vendors in the United States who either import merchandise from foreign countries or contract with domestic manufacturers, while approximately 47% of our merchandise was directly sourced by us from factories in foreign countries. We are subject to the risks involved with relying on products manufactured abroad, particularly to the extent that their effects are passed through to us by our vendors or that those risks directly apply to us. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, first cost price increases, freight cost increases, exchange rate fluctuations, terrorism, public health crises, war, economic uncertainties (including inflation, foreign government regulations and political unrest), trade restrictions (including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices) and other factors relating to foreign trade, including costs and uncertainties associated with efforts to identify and disclose sources of “conflict minerals” used in products that we cause to be manufactured and potential sell-through difficulties and reputational damage that may be associated with our inability to determine that such products are classified as “DRC conflict-free.” If any of these or other factors were to cause a disruption of trade, from the countries in which the suppliers of our vendors or our direct suppliers are located, our inventory levels may be reduced or the cost of our products may increase.

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

Approximately 73% of our fiscal 2023 merchandise purchases are products manufactured in China. We have developed strategies to try to mitigate the impact of current and potential future tariffs, including collaborative efforts with our vendor partners and raising retail prices. There can be no assurance that the imposed tariffs will not be increased, expanded or extended, or that the issues that led the Office of the U.S. Trade Representative to impose the tariffs will be resolved. The impact of these tariffs on current and future fiscal years could have a material adverse effect on our cost of goods sold and results of operations.

We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. We purchase our products from approximately 180 vendors with which we have no long-term purchase commitments or exclusivity contracts. We have a core group of approximately 80 vendors that provide approximately 90% of our merchandise. No vendor provides over 10% of our merchandise purchases. Any disruption in the relationship with our core vendors could negatively impact our ability to achieve anticipated operating results.

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

The distribution of products to our stores and directly to our customers is coordinated through our third-party west coast bypass operation, our distribution facility in Jackson, Tennessee and our third-party distribution center in Lancaster, Texas. We depend on the orderly operation of these receiving and distribution facilities, which rely on adherence to shipping schedules and effective management. In 2023, we closed our North Las Vegas, Nevada and Winchester, Virginia e-commerce order fulfillment centers to reduce fixed costs and consolidate our operations.

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

Certain aspects of the business, particularly our website, heavily depend on consumers entrusting personal financial information to be transmitted securely over public networks, which increases our exposure to cybersecurity risks. We invest considerable resources in protecting the personal information of our customers but are still subject to the risks of security breaches and cyber incidents resulting in unauthorized access to stored personal information. Any breach of our cybersecurity measures could result in violation of privacy laws, potential litigation, and a loss of confidence in our security measures, all of which could have a negative impact on our financial results and our reputation. In addition, a privacy breach or other type of cybercrime or cybersecurity attack could cause us to incur significant costs to restore the integrity of our system, could require the devotion of significant management resources, and could result in significant costs in government penalties and private litigation.

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

We have benefited from the leadership and performance of our senior management team. Our success will depend on our ability to retain our current senior management members and to attract and retain qualified personnel in the future. Competition for senior management personnel is intense, and there can be no assurances that we will be able to retain our personnel. Additionally, any failure by us to manage a successful leadership transition of an executive officer and to timely identify a qualified permanent replacement could harm our business and have a material adverse effect on our results of operations. There can also be no assurance that a reduced or less qualified executive team can suitably perform operational responsibilities.

Our business depends upon hiring, training and retaining qualified employees.

The success of our strategic plans are dependent on our ability to promote and recruit a sufficient number of quality employees in our stores, distribution centers and corporate headquarters. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage and benefits. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there is a risk of market increases in compensation.

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

We also depend on hiring qualified personnel at our distribution centers, especially during our peak season in the third and fourth quarters leading up to the holiday selling season. Not being able to hire or find temporary qualified help during this season, could lead to bottlenecks in the supply chain and products not arriving timely in stores or directly to customer homes, which could negatively impact sales.

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

Specialty retail is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of home décor and furnishings tend to be highly correlated with cycles in consumers’ disposable income and trends in the housing market. A weak retail environment could impact customer traffic in our stores and also adversely affect our net sales. Because of the seasonality of our business, economic downturns or increased sourcing costs during the last quarter of our fiscal year could adversely affect us to a greater extent than if such downturns occurred at other times of the year. As purchases of home décor and furnishings may decline during recessionary periods, a prolonged recession, including any related decrease in consumers’ disposable incomes, may have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Business and Operations

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company depends on the confidentiality, integrity and availability of information systems and data. We have systems and processes in place to assess, identify and manage cybersecurity incidents and those systems and processes are integrated into our overall risk management system.

Internal and third-party risks are reviewed, monitored and managed by the Company's IT ISC2, SANS, CompTIA certified security partners and external expert consultants. The Company annually engages third-party experts to assess the effectiveness of system and network security. Periodically, an external independent consultancy team conducts a comprehensive review of the Company's cybersecurity program using the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Additionally, the Company is assessed annually by an independent third party for compliance with the PCI-DSS standard, for which the Company receives an attestation of compliance.

The Company’s security awareness program seeks to create a culture of shared responsibility for the security of sensitive data and systems. There is required annual security training and quarterly phishing campaigns for team members with access to Company email. Annually, members of the IT department are required to take IT specific training, and store employees take operations and security training. A third-party led social engineering campaign that targets Kirkland’s employees is carried out on an annual basis. Key performance indicators and periodic testing of training materials ensure the program’s effectiveness.

The Company’s process for identifying and managing first and third-party risks from cybersecurity threats includes proactive threat hunting, continuous monitoring of the Company’s systems and network for cybersecurity events, and regular testing of the Company’s Security Incident Response Plan, Business Continuity Plan, and Disaster Recovery Plan. An external managed security services provider and an industry-leading security tool continuously monitors, detects, and responds to the Company’s systems and network for cybersecurity threats. The Company’s IT security partners evaluate the escalated threats, and if necessary, take steps to contain and recover from pervasive threats in accordance with the Company’s Security Incident Response Plan. A third-party with extensive experience in incident response and forensics is on retainer to assist with incidents. The Incident Response Plan includes reporting and escalation procedures to inform the Company’s executives, the Audit Committee, and full Board of Directors, as appropriate, to enable them to carry out their oversight responsibilities, and to ensure timely compliance with applicable reporting rules. The Company’s Incident Response Plan and Disaster Recovery Plan include procedures for business recovery and are tested at least annually. The Company also maintains a cyber insurance policy that provides coverage for material IT security incidents.

No risks from cybersecurity threats have materially affected, nor has the Company identified any specific risks from known cybersecurity threats that are reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. Please see “Item 1A. Risk Factors — Risks Related to Technology and Data Security” for additional discussion of cybersecurity risks applicable to the Company.

Management Responsibilities

Our cybersecurity program is managed by our Chief Technology Officer (“CTO”). Our CTO has 10 years of experience in information technology and cybersecurity, having been at the Company since 2023. The CTO, along with the Company’s IT security partners, is responsible for reducing cybersecurity risk by maintaining a proactive security posture aligned with current threats, detecting cybersecurity events, responding quickly and building procedures to rapidly recover, if needed.

Board Responsibilities

On behalf of the Board of Directors, the Audit Committee provides oversight of the Company’s management of cybersecurity risk. The Audit Committee quarterly reviews the Company’s cybersecurity risks, incidents, audits, assessments, crisis readiness, awareness activities and compliance with cybersecurity and privacy laws and regulations. The Company’s Chief Technology Officer briefs the Audit Committee quarterly on active and emerging cybersecurity threats and efforts to strengthen the Company’s defenses against these threats.

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

The following table indicates the states where our stores are located and the number of stores within each state as of February 3, 2024:

State	Number of Stores	State	Number of Stores
Texas	50	Mississippi	6
Florida	26	Oklahoma	6
Georgia	22	New Jersey	6
North Carolina	19	Arkansas	5
Tennessee	18	Wisconsin	5
California	17	Delaware	4
Alabama	13	Kansas	4
Pennsylvania	12	Minnesota	4
Indiana	11	Iowa	3
Illinois	10	New York	3
Louisiana	10	Maryland	2
Ohio	10	Colorado	2
Michigan	10	North Dakota	2
Missouri	10	Nebraska	2
South Carolina	10	Nevada	2
Virginia	9	West Virginia	1
Kentucky	8	South Dakota	1
Arizona	7	Total	330

We lease all of our distribution locations, and we lease additional overflow warehouse space as needed on a month-to-month basis. The following is a list of distribution locations including the approximate square footage as of February 3, 2024:

Distribution Facility Locations	Type	Approximate Square Footage
Jackson, Tennessee	store and e-commerce fulfillment	771,000
Lancaster, Texas	third-party operated store fulfillment	200,000

We closed our North Las Vegas, Nevada e-commerce fulfilment operation in March 2023 and our Winchester, Virginia e-commerce fulfillment operation in September 2023. We consolidated all e-commerce fulfilment into our Jackson, Tennessee distribution facility.

We also lease approximately 49,000 square feet of office space in Brentwood, Tennessee.

Item 3. Legal Proceedings

See “Item 8. Financial Statements and Supplementary Data – Note 8 — Commitments and Contingencies” for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On March 18, 2024, there were approximately 31 holders of record and approximately 13,236 beneficial owners of our common stock.

Dividend Policy

There have been no dividends declared on any class of our common stock since fiscal 2015. Our senior credit facility and term loan credit agreement restrict our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion of our senior credit facility and our term loan credit agreement. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Issuer Repurchases of Equity Securities

On January 6, 2022, the Company announced that the Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. In fiscal 2023, we did not repurchase any shares of common stock under our share repurchase plan. As of February 3, 2024, we had approximately $26.3 million remaining under the share repurchase plan.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the two-year period ended February 3, 2024 (our fiscal years 2023 and 2022). Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2023 represented the 53 weeks ended on February 3, 2024, and fiscal 2022 represented the 52 weeks ended on January 28, 2023. For a comparison of our results of operations for the 52-week period ended January 28, 2023, compared to the 52-week period ended January 29, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the SEC on April 4, 2023. This discussion should be read with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of February 3, 2024, we operated a total of 330 stores in 35 states as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor and furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating in-store and online environment provides our customers with a unique brand experience.

Executive Summary

In fiscal 2023, we closed 16 stores and relocated one store. In fiscal 2022, we opened one new store and closed 16 stores. E-commerce sales, including shipping revenue, was 25.8% and 26.5% of net sales in fiscal 2023 and fiscal 2022, respectively.

Our net sales for fiscal 2023 decreased by 6.0% to $468.7 million from $498.8 million in fiscal 2022. The net sales decrease of $30.1 million in fiscal 2023 was primarily due to a consolidated comparable sales decrease of $23.1 million and a non-comparable sales decrease of $13.6 million, primarily related to store closures, partially offset by $6.6 million in sales due to the extra week in fiscal 2023. Comparable sales decreased mainly due to a decrease in traffic and average ticket in stores and online, partially offset by an increase in conversion. On a 52-week comparison, consolidated comparable same-store sales, which includes e-commerce sales, decreased 4.8% for fiscal 2023. For fiscal 2023, gross profit increased 6.0% to $127.0 million from $119.8 million for fiscal 2022. Gross profit as a percentage of net sales improved 310 basis points to 27.1% of net sales for fiscal 2023 from 24.0% in fiscal 2022, which included approximately 270 basis points of improved merchandise margin, but a decline of $3.1 million in merchandise margin dollars. We had an operating loss of $24.4 million in fiscal 2023 compared to an operating loss of $42.8 million in fiscal 2022, an improvement of $18.3 million, driven by the increase in gross profit dollars and lower operating costs. For fiscal 2023, net loss was $27.8 million, or $2.16 per diluted share, compared to a net loss of $44.7 million, or $3.52 per diluted share, in fiscal 2022.

We continue to monitor our liquidity position very closely as we focus on turning around our financial results by concentrating on our business strategy. We ended fiscal 2023 with $3.8 million in cash and cash equivalents and $34.0 million in outstanding debt. In fiscal 2023, we increased the capacity and extended the term of our existing $90.0 million asset-based credit facility through March 2028, and we entered into an additional $12.0 million asset-based delay-draw term loan to provide additional liquidity. Both of these facilities are limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the combined borrowing base formula or $8.0 million. As of February 3, 2024, we had approximately $18.1 million available for borrowing under the agreements, after the minimum required excess availability covenant.

Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue, revenue earned from our private label credit card program and excludes sales taxes. Gross profit is the difference between net sales and cost of sales. Cost of sales has five distinct components: merchandise cost (including product costs, inbound freight expenses, inventory shrink and damages), store occupancy costs, outbound freight costs (including both store and e-commerce shipping expenses), central distribution costs and depreciation of store and distribution center assets. Merchandise and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

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

The following table summarizes store information for the periods indicated:

	53 Weeks Ended	52 Weeks Ended
	February 3, 2024	January 28, 2023
New store openings	—	1
Permanent store closings	16	16
Store relocations	1	—
Decrease in store units	(4.6)%	(4.2)%
Decrease in store square footage	(4.0)%	(3.5)%

The following table summarizes store information as of February 3, 2024 and January 28, 2023:

	As of February 3, 2024	As of January 28, 2023
Number of stores	330	346
Square footage	2,677,439	2,790,128
Average square footage per store	8,113	8,064

Cash Flow

Our cash and cash equivalents were $3.8 million and $5.2 million at February 3, 2024 and January 28, 2023, respectively, mainly reflecting our strategy to keep cash and cash equivalents at low levels in order to minimize the amount of borrowings on our credit agreements. Our objective is to finance our operating activities for fiscal 2024 with borrowings available under our credit agreements and cash flows from operations. We anticipate minimal uses of cash from investing activities in fiscal 2024. Due to the seasonal nature of our product flow and our borrowing capacity being limited by a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, we anticipate a very disciplined approach to cash flow management throughout fiscal 2024, as we execute our financial turnaround strategy.

Fiscal 2023 Compared to Fiscal 2022

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2023		Fiscal 2022		Change
	$	%	$	%	$	%
Net sales	$468,690	100.0%	$498,825	100.0%	$(30,135)	(6.0)%
Cost of sales	341,700	72.9	379,036	76.0	(37,336)	(9.9)
Gross profit	126,990	27.1	119,789	24.0	7,201	6.0
Operating expenses:
Compensation and benefits	82,152	17.5	85,231	17.1	(3,079)	(3.6)
Other operating expenses	62,863	13.4	69,183	13.9	(6,320)	(9.1)
Depreciation (exclusive of depreciation included in cost of sales)	4,522	1.0	6,055	1.2	(1,533)	(25.3)
Asset impairment	1,867	0.4	2,071	0.4	(204)	(9.9)
Operating loss	(24,414)	(5.2)	(42,751)	(8.6)	18,337	(42.9)
Interest expense	3,317	0.7	1,735	0.4	1,582	91.2
Other income	(499)	(0.1)	(335)	(0.1)	(164)	49.0
Loss before income taxes	(27,232)	(5.8)	(44,151)	(8.9)	16,919	(38.3)
Income tax expense	519	0.1	543	0.1	(24)	(4.4)
Net loss	$(27,751)	(5.9)%	$(44,694)	(9.0)%	$16,943	(37.9)%

Net sales. Net sales decreased 6.0% to $468.7 million in fiscal 2023 compared to $498.8 million in fiscal 2022. The net sales decrease of $30.1 million in fiscal 2023 was primarily due to a consolidated comparable sales decrease of $23.1 million and a non-comparable sales decrease of $13.6 million, primarily related to store closures, partially offset by $6.6 million in sales due to the extra week in fiscal 2023. Comparable sales decreased mainly due to a decrease in traffic and average ticket in stores and online, partially offset by an increase in conversion. On a 52-week basis, comparable store sales decreased 2.9% and comparable e-commerce sales decreased 9.8%, for a consolidated comparable sales decrease of 4.8%. In fiscal 2023, e-commerce sales were 25.8% of our net sales. Merchandise categories performing below prior period levels include wall décor and furniture, while decorative accessories and gift performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales improved 310 basis points from 24.0% in fiscal 2022 to 27.1% in fiscal 2023. The overall improvement in gross profit margin was due to favorable merchandise margin, depreciation expense, outbound freight costs and distribution center costs, partially offset by unfavorable store occupancy expense. Merchandise margin increased approximately 270 basis points from 51.4% in fiscal 2022 to 54.1% in fiscal 2023 mainly due to the lower inbound freight costs and lower inventory levels, along with improved product flow. Depreciation of store and distribution center assets decreased approximately 50 basis points to 1.6% of net sales in fiscal 2023 due to certain assets becoming fully depreciated. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 40 basis points to 7.6% of net sales primarily due to lower inventory levels and fewer shipping routes to the stores. Distribution center costs decreased approximately 40 basis points to 5.5% of net sales due to lower operating costs because of the lower inventory levels and the closure of our North Las Vegas, Nevada and Winchester, Virginia e-commerce order fulfillment centers to reduce fixed costs and consolidate our operations. Store occupancy costs increased approximately 90 basis points to 12.3% of net sales due to the sales deleverage on these fixed costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 40 basis points from 17.1% in fiscal 2022 to 17.5% in fiscal 2023, primarily due to the deleverage of store payroll expenses.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 50 basis points from 13.9% in fiscal 2022 to 13.4% in fiscal 2023. The decrease as a percentage of net sales was primarily related to a reduction in advertising expenses.

Income tax expense. We recorded income tax expense of $0.5 million, or 1.9% of the loss before income taxes, during fiscal 2023 compared to income tax expense of $0.5 million, or 1.2% of the loss before income taxes, during the prior year period. We have a full valuation allowance against all deferred tax assets including federal and state net operating loss carry-forwards. Income tax expense in both periods is primarily related to current state income tax expense. See “Item 8. Financial Statements and Supplementary Data – Note 3 — Income Taxes” for further discussion.

Net loss. As a result of the foregoing, we reported net loss of $27.8 million, or $2.16 per diluted share, for fiscal 2023 compared to net loss of $44.7 million, or $3.52 per diluted share, for fiscal 2022.

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

We define EBITDA as net loss before interest and the provision for income tax, which is equivalent to operating loss, adjusted for depreciation and asset impairment, adjusted EBITDA as EBITDA with non-GAAP adjustments and adjusted operating loss as adjusted EBITDA including depreciation.

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meanings prescribed by GAAP. Use of these terms may differ from similar measures reported by other companies. Each non-GAAP financial measure has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s non-GAAP adjustments remove stock-based compensation expense, due to the non-cash nature of this expense, and remove severance and lease termination costs, as those expenses can fluctuate based on the needs of the business and do not represent a normal, recurring operating expense.

The following table shows a reconciliation of operating loss to EBITDA, adjusted EBITDA and adjusted operating loss for the 53 weeks ended February 3, 2024 and the 52 weeks ended January 28, 2023:

	53 Weeks Ended	52 Weeks Ended
	February 3, 2024	January 28, 2023
Operating loss	$(24,414)	$(42,751)
Depreciation	11,980	16,522
Asset impairment(1)	1,867	2,071
EBITDA	(10,567)	(24,158)
Non-GAAP adjustments:
Total adjustments in cost of sales(2)	—	46
Stock-based compensation expense(3)	1,186	1,961
Severance charges(4)	995	839
Total adjustments in operating expenses	2,181	2,800
Total non-GAAP adjustments	2,181	2,846
Adjusted EBITDA	(8,386)	(21,312)
Depreciation	11,980	16,522
Adjusted operating loss	$(20,366)	$(37,834)

(1)
Asset impairment charges are related to property and equipment, software costs, cloud computing implementation costs and other assets. Asset impairment was previously shown as a non-GAAP adjustment. The current presentation includes asset impairment as a reconciling item between operating loss and EBITDA. Prior periods have been reclassified to conform to the current period presentation.
(2)
Costs associated with asset disposals, closed store and lease termination costs.
(3)
Stock-based compensation expense includes amounts expensed related to equity incentive plans.

(4)
Severance charges include expenses related to severance agreements and permanent store closure compensation costs.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak in the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to technology and omni-channel projects, distribution center and supply chain enhancements, new or relocated stores and existing store refreshes, remodels and maintenance. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our asset-based revolving credit facility. In fiscal 2023, we entered into an additional asset-based delay-draw term loan to provide additional liquidity, as internally generated cash and borrowings under our existing asset-based revolving credit facility will not provide enough liquidity to effectively execute our financial turnaround strategy in fiscal 2024.

Cash flows from operating activities. Net cash used in operating activities was $14.5 million in fiscal 2023 compared to $18.2 million in fiscal 2022. Cash flows from operating activities depends heavily on operating performance and changes in working capital. The decrease in the amount of cash flows used in operations in fiscal 2023 compared to fiscal 2022 was primarily due to improved operating performance, partially offset by changes in working capital.

Cash flows from investing activities. Net cash used in investing activities was approximately $4.6 million and $8.1 million for fiscal 2023 and 2022, respectively.

The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Technology and omni-channel projects	$1,896	$4,066
Existing store refreshes, remodels and maintenance	1,671	2,134
New and relocated stores	829	404
Corporate	269	399
Distribution center and supply chain enhancements	114	1,117
Total capital expenditures	$4,779	$8,120

The capital expenditures in fiscal 2023 related primarily to technology and omni-channel projects, existing store refreshes, remodels and maintenance and new and relocated stores. The capital expenditures in fiscal 2022 related primarily to technology and omni-channel projects, existing store refreshes, remodels and maintenance and distribution center and supply chain enhancements. We expect minimal capital expenditures in fiscal 2024.

Cash flows from financing activities. Net cash provided by financing activities was $17.7 million and $6.4 million in fiscal 2023 and 2022, respectively. During fiscal 2023 and 2022, we borrowed a net $19.0 million and $15.0 million, respectively, under our revolving credit facility. During fiscal 2022, we repurchased and retired approximately $6.3 million shares of common stock, while we had no share repurchases in fiscal 2023.

Credit agreements. On March 31, 2023, we entered into a Third Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amended the previous Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) from a $75.0 million senior secured revolving credit facility to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the 2019 Credit Agreement including a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and extended its maturity date to March 2028. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the facility amount; otherwise, the fee on the unused portion is 37.5 basis points per annum. Under the 2019 Credit Agreement, the fee on the unused portion was 25 basis points per annum.

On January 25, 2024, we entered into a First Amendment to the Third Amended and Restated Credit Agreement that increased the advance rate and allowed us to enter into a new Term Loan Credit Agreement. Subsequent to January 25, 2024, advances under the 2023 Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 275 basis points with no SOFR floor. Upon the demonstration that our fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 225 basis points. Prior to January 25, 2024, advances under the 2023 Credit Agreement accrued interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor. Advances under the 2019 Credit Agreement accrued interest at an annual rate equal to SOFR, or the London Interbank Offered Rate (“LIBOR”) through December 16, 2022, plus a margin ranging from 125 to 175 basis points with no SOFR or LIBOR floor.

We are subject to a Second Amended and Restated Security Agreement (“Security Agreement”) with our lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the 2023 and 2019 Credit Agreements.

On January 25, 2024, we entered into a Term Loan Credit Agreement with Gordon Brothers Group (the “Term Loan Lender”), via an affiliate entity, 1903P Loan Agent, LLC, as administrative agent and lender. The Term Loan Credit Agreement provides for a $12.0 million, “first-in, last-out” delayed-draw asset-based term loan (the “Term Loan”). The indebtedness under the Term Loan is subordinated in most respects to the 2023 Credit Agreement. We are required to draw at least $5.0 million (“Tranche A Loan”) on or before April 1, 2024. If we make the initial draw of the Tranche A Loan on or before April 1, 2024, thereafter and through January 31, 2028, we will be permitted to make additional draws of the Term Loan of up to $7.0 million, in increments of $1.0 million (the “Tranche B Loan”). The Term Loan will mature in March 2028, coterminous with the 2023 Credit Agreement. From closing until the applicable adjustment date, the interest rate of the Term Loan will be one-month term SOFR, plus a margin of 9.50%. Following the applicable adjustment date, the interest rate will increase to one-month term SOFR, plus a margin of 11.50%. The adjustment date shall be on the first anniversary of the closing, unless the parties enter into a lease renegotiation services agreement with an affiliate of the Term Loan Lender within 90 days after closing, in which case the adjustment date will be on the second anniversary of the closing.

Borrowings under the 2023 Credit Agreement and the Term Loan Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Term Loan Credit Agreement may be declared immediately due and payable. The maximum availability under the 2023 Credit Agreement and the Term Loan Credit Agreement is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the combined borrowing base formula or $8.0 million.

As of February 3, 2024, we were in compliance with the covenants in the 2023 Credit Agreement and the Term Loan Credit Agreement. As of February 3, 2024 and January 28, 2023, there were $34.0 million and $15.0 million in outstanding borrowings under the 2023 or 2019 Credit Agreement, respectively. There were no borrowings under the Term Loan Credit Agreement and no letters of credit outstanding at either February 3, 2024 or January 28, 2023. As of February 3, 2024, we had approximately $18.1 million available for borrowing under the 2023 Credit Agreement and the Term Loan Credit Agreement, after the minimum required excess availability covenant.

Subsequent to February 3, 2024, we borrowed a net additional $6.0 million under the 2023 Credit Agreement and $5.0 million under the Term Loan Credit Agreement.

While we anticipate that we will be managing cash flow tightly throughout fiscal 2024, as we execute our financial turnaround strategy, we believe that the combination of availability under our 2023 Credit Agreement and our Term Loan Credit Agreement, our cash balances, cash flow from operations, including reductions in operating expenses, will be sufficient to fund our working capital requirements for at least the next twelve months.

Share repurchase plans. On December 3, 2020, September 2, 2021 and January 6, 2022, we announced that our Board of Directors authorized share repurchase plans providing for the purchase in the aggregate of up to $20.0 million, $20.0 million and $30.0 million, respectively, of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. As of February 3, 2024, we had approximately $26.3 million remaining under the January 6, 2022 share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Shares repurchased and retired	—	479,966
Share repurchase cost	$—	$6,253

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

We estimate as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed physical inventory count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur during the fiscal year. Historically, the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $210,000 as of February 3, 2024.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess and obsolete inventory reduce merchandise inventory to the lower of cost or net realizable value based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of February 3, 2024, our reserve for excess and obsolete inventory was approximately $929,000.

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

Our asset impairment charges were $1.9 million and $2.1 million for fiscal 2023 and 2022, respectively. If our estimates and assumptions used in estimating future cash flows and asset fair values change or our operating results deteriorate, we may be exposed to additional losses that could be material.

Insurance reserves — Workers’ compensation and general liability insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience and judgments about the present and expected levels of cost per claim. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. As of February 3, 2024 and January 28, 2023, our self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to workers’ compensation and general liability insurance programs were $4.2 million and $3.8 million, respectively.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet dates. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax loss by approximately $417,000 for fiscal 2023.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. We record valuation allowances to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on our judgment, estimates and assumptions regarding those future events. In the event we were to determine that we would not be able to realize all or a portion of the net deferred tax assets in the future, we would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future, in excess of the net carrying amounts, then we would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual events and prior estimates and judgments could result in adjustments to this valuation allowance. As of February 3, 2024 and January 28, 2023, we have a full valuation allowance against deferred tax assets, as we have a three-year cumulative loss before income taxes.

Our income tax returns are subject to audit by local, state and federal tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differ from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. We have no unrecognized tax benefit reserve as of February 3, 2024.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our 2023 and 2019 Credit Agreements and our Term Loan Credit Agreement, as discussed in “Item 8. Financial Statements and Supplementary Data – Note 4 — Credit Agreements and Note 12 — Subsequent Events,” which bear interest based on variable rates. As of February 3, 2024 and January 28, 2023, we had $34.0 million and $15.0 million, respectively, of outstanding borrowings under our 2023 and 2019 Credit Agreements. We had no borrowings under our Term Loan Credit Agreement at February 3, 2024. We incurred interest expense of approximately $3.3 million and $1.7 million in fiscal 2023 and 2022, respectively, due to rising interest rates and higher borrowings. Subsequent to February 3, 2024, we borrowed a net additional $6.0 million under our 2023 Credit Agreement and $5.0 million under our Term Loan Credit Agreement.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other similar financial instruments as of February 3, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kirkland’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

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

Estimate of Workers' Compensation Self-Insurance Reserves
Description of the Matter

At February 3, 2024, the Company’s reserve for workers’ compensation self-insurance risks was $4.2 million. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for its workers’ compensation exposure. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future claims costs for the workers’ compensation exposure are estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience and loss development factors.

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

Nashville, Tennessee

March 29, 2024

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	February 3, 2024	January 28, 2023
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,805	$5,171
Inventories, net	74,090	84,071
Prepaid expenses and other current assets	7,614	5,089
Total current assets	85,509	94,331
Property and equipment:
Equipment	19,144	19,614
Furniture and fixtures	63,823	66,906
Leasehold improvements	100,393	103,525
Computer software and hardware	78,580	81,685
Projects in progress	647	743
Property and equipment, gross	262,587	272,473
Accumulated depreciation	(232,882)	(233,797)
Property and equipment, net	29,705	38,676
Operating lease right-of-use assets	126,725	134,525
Other assets	8,634	6,714
Total assets	$250,573	$274,246
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,010	$43,739
Accrued expenses	23,163	26,069
Operating lease liabilities	40,018	41,499
Total current liabilities	109,191	111,307
Operating lease liabilities	99,772	114,613
Revolving line of credit	34,000	15,000
Other liabilities	4,486	3,553
Total liabilities	247,449	244,473
Commitments and contingencies (Note 8)	—	—
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 3, 2024, and January 28, 2023	—	—
Common stock, no par value, 100,000,000 shares authorized; 12,926,022 and 12,754,368 shares issued and outstanding at February 3, 2024, and January 28, 2023, respectively	176,552	175,450
Accumulated deficit	(173,428)	(145,677)
Total shareholders’ equity	3,124	29,773
Total liabilities and shareholders’ equity	$250,573	$274,246

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
	(In thousands, except per share data)
Net sales	$468,690	$498,825	$558,180
Cost of sales	341,700	379,036	369,752
Gross profit	126,990	119,789	188,428
Operating expenses:
Compensation and benefits	82,152	85,231	84,931
Other operating expenses	62,863	69,183	70,786
Depreciation (exclusive of depreciation included in cost of sales)	4,522	6,055	6,612
Asset impairment	1,867	2,071	754
Total operating expenses	151,404	162,540	163,083
Operating (loss) income	(24,414)	(42,751)	25,345
Interest expense	3,317	1,735	320
Other income	(499)	(335)	(344)
(Loss) income before income taxes	(27,232)	(44,151)	25,369
Income tax expense	519	543	3,343
Net (loss) income	$(27,751)	$(44,694)	$22,026
(Loss) earnings per share:
Basic	$(2.16)	$(3.52)	$1.61
Diluted	$(2.16)	$(3.52)	$1.51
Weighted average shares outstanding:
Basic	12,871	12,703	13,670
Effect of dilutive common stock equivalents	—	—	945
Diluted	12,871	12,703	14,615

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share data)
Balance at January 30, 2021	14,292,250	$174,391	$(79,469)	$94,922
Exercise of stock options	49,454	177	—	177
Restricted stock issued	120,468	—	—	—
Net share settlement of stock options and restricted stock units	(21,504)	(379)	—	(379)
Stock-based compensation expense	—	1,667	—	1,667
Repurchase and retirement of common stock	(1,809,321)	—	(37,287)	(37,287)
Net income	—	—	22,026	22,026
Balance at January 29, 2022	12,631,347	175,856	(94,730)	81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	826,423	—	—	—
Net share settlement of stock options and restricted stock units	(226,141)	(2,383)	—	(2,383)
Stock-based compensation expense	—	1,961	—	1,961
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(44,694)	(44,694)
Balance at January 28, 2023	12,754,368	175,450	(145,677)	29,773
Restricted stock issued	202,967	—	—	—
Net share settlement of restricted stock units	(31,313)	(84)	—	(84)
Stock-based compensation expense	—	1,186	—	1,186
Net loss	—	—	(27,751)	(27,751)
Balance at February 3, 2024	12,926,022	$176,552	$(173,428)	$3,124

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(27,751)	$(44,694)	$22,026
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	11,980	16,522	20,431
Amortization of debt issuance costs	124	91	91
Asset impairment charge	1,867	2,071	754
Loss on disposal of property and equipment	9	185	195
Stock-based compensation expense	1,186	1,961	1,667
Changes in assets and liabilities:
Inventories, net	9,981	29,958	(51,946)
Prepaid expenses and other current assets	(2,525)	5,448	(2,259)
Accounts payable	2,186	(18,192)	6,455
Accrued expenses	(3,146)	(4,742)	(6,643)
Operating lease assets and liabilities	(8,585)	(6,269)	(19,412)
Other assets and liabilities	198	(490)	(2,144)
Net cash used in operating activities	(14,476)	(18,151)	(30,785)
Cash flows from investing activities:
Proceeds from sale of property and equipment	148	59	68
Capital expenditures	(4,779)	(8,120)	(7,128)
Net cash used in investing activities	(4,631)	(8,061)	(7,060)
Cash flows from financing activities:
Borrowings on revolving line of credit	64,000	60,000	—
Repayments on revolving line of credit	(45,000)	(45,000)	—
Debt issuance costs	(1,175)	—	—
Cash used in net share settlement of stock options and restricted stock units	(84)	(2,383)	(379)
Proceeds received from employee stock option exercises	—	16	177
Repurchase and retirement of common stock	—	(6,253)	(37,287)
Net cash provided by (used in) financing activities	17,741	6,380	(37,489)
Cash and cash equivalents:
Net decrease	(1,366)	(19,832)	(75,334)
Beginning of the year	5,171	25,003	100,337
End of the year	$3,805	$5,171	$25,003
Supplemental cash flow information:
Interest paid	$3,290	$1,413	$201
Income taxes paid	561	2,070	3,664
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$504	$699	$1,303
Non-cash accruals for debt issuance costs	1,180	—	—
Increase in operating lease liabilities from new or modified leases	28,563	47,203	5,802

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Nature of business — Kirkland’s is a specialty retailer of home décor and furnishings in the United States operating 330 stores in 35 states as of February 3, 2024, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2023, 2022 and 2021 represented the 53 weeks ended on February 3, 2024, the 52 weeks ended on January 28, 2023 and the 52 weeks ended on January 29, 2022, respectively.

Reclassifications — Certain amounts in the fiscal 2022 and 2021 consolidated statement of cash flows in the cash flows from operating activities section have been reclassified to conform to the fiscal 2023 presentation. Income taxes refundable is no longer material to be presented as a separate line item and has been reclassified into either prepaid and other current assets or accrued expenses.

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

The Company incurs various types of warehousing, transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a component of cost of sales as the related inventory is sold. As of February 3, 2024 and January 28, 2023, there were $5.7 million and $6.3 million, respectively, of distribution center costs included in inventory on the consolidated balance sheets.

The Company estimates as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed physical inventory count and the end of the financial reporting period based upon historical physical inventory count results. The Company adjusts these estimates based on changes, if any, in the trends yielded by its physical inventory counts, which occur during the fiscal year. The reserve for estimated inventory shrinkage was $2.1 million and $1.6 million as of February 3, 2024 and January 28, 2023, respectively.

The Company estimates a reserve for unknown damaged inventory based on historical damage data. Management adjusts these estimates based on any changes in actual damage results. The reserve for estimated damaged inventory was approximately $775,000 and $1.0 million as of February 3, 2024 and January 28, 2023, respectively.

The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise. As of February 3, 2024 and January 28, 2023, the reserve for excess and obsolescence was approximately $929,000 and $181,000, respectively.

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

Prepaid expenses and other current assets — The Company recognizes assets for expenses paid but not yet incurred, as well as other items such as miscellaneous receivables. As of February 3, 2024 and January 28, 2023, prepaid expenses and other current assets on the consolidated balance sheets included receivables of approximately $2.6 million and $842,000, respectively.

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

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2023, 2022 and 2021, the Company recorded approximately $4.8 million, $6.4 million and $7.1 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $11.3 million and $15.5 million at the end of fiscal years 2023 and 2022, respectively. Property and equipment included capitalized computer software currently under development of approximately $49,000 and $400,000 as of February 3, 2024 and January 28, 2023, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements, which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations. As of February 3, 2024 and January 28, 2023, the liability for asset retirement obligations was approximately $663,000 and $724,000, respectively, and the asset was approximately $86,000 and $115,000, respectively.

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

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends. As of February 3, 2024 and January 28, 2023, the Company’s self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to workers’ compensation and general liability were $4.2 million and $3.8 million, respectively. As of February 3, 2024 and January 28, 2023, the Company’s self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to employee medical insurance were approximately $456,000 and $701,000, respectively.

Net sales — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.5 million reserved for sales returns at both February 3, 2024 and January 28, 2023, included in accrued expenses on the consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the consolidated balance sheets was approximately $710,000 and $705,000 at February 3, 2024 and January 28, 2023, respectively.

Deferred e-commerce revenue — E-commerce revenue is deferred until the customer takes possession of the merchandise and the sale is complete, as the Company receives payment before completion of its customer obligations. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the consolidated balance sheets was approximately $750,000 and $685,000 at February 3, 2024 and January 28, 2023, respectively. The related contract assets, reflected in inventory on the consolidated balance sheets, totaled approximately $387,000 and $359,000 at February 3, 2024 and January 28, 2023, respectively. E-commerce shipping expenses are accounted for as fulfillment costs and are included in the consolidated statements of operations as a component of cost of sales.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	February 3, 2024	January 28, 2023	January 29, 2022
Gift card liability, net of estimated breakage (included in accrued expenses)	$12,008	$14,077	$14,761

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Gift card breakage revenue (included in net sales)	$2,195	$1,419	$1,425
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	4,800	5,321	5,129

Customer loyalty program — The Company has established a loyalty program called the K-club, whereby members receive access to coupons, birthday rewards, monthly sweepstakes, sneak peeks, exclusive deals and more. The Company’s loyalty program offers points to members on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer under ASC 606, “Revenue from Contracts with Customers”. The allocated consideration for the points earned by loyalty program members is deferred based on the standalone selling price of the points and recorded within accrued expenses on the consolidated balance sheet. The measurement of standalone selling prices takes into consideration the estimated points that will be converted to certificates and certificates that are expected to be redeemed, based on historical redemption patterns. This measurement is applied to the Company’s portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. The Company believes the impact to its consolidated financial statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations generally relate to contracts with terms less than one year, as points generally expire on a rolling 12-month basis and certificates generally expire within two months from issuance. The related loyalty program deferred revenue included in accrued expenses on the consolidated balance sheets was approximately $1.4 million and $1.2 million as of February 3, 2024 and January 28, 2023, respectively.

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

Cost of sales — Cost of sales includes the cost of product purchased from vendors, inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, payroll and overhead associated with our distribution facility and its network, store occupancy costs and depreciation of leasehold improvements, equipment, and other property in the stores and distribution centers. Distribution facility costs, excluding depreciation, included in cost of sales were approximately $25.9 million, $29.5 million and $23.2 million for fiscal 2023, 2022 and 2021, respectively.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries, wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, social security and unemployment taxes.

Stock-based compensation — Stock-based compensation includes expenses associated with restricted stock unit grants, performance stock unit grants, stock option grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards on the grant date. The expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of operations. See “Note 6 — Stock-Based Compensation” for further discussion.

Other operating expenses — Other operating expenses consist of such items as advertising, credit card processing costs, bank fees, utilities, professional fees, software maintenance costs, supplies, workers’ compensation and general liability insurance, trash removal, maintenance and repairs, travel and various other store and corporate expenses.

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, direct mail, email communications, paid search, digital advertising, social media, public relations and in-store signage. Total advertising expense was $13.6 million, $18.3 million and $22.0 million for fiscal 2023, 2022 and 2021, respectively. Prepaid advertising costs were approximately $7,000 and $17,000 as of February 3, 2024 and January 28, 2023, respectively.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates and assumptions regarding those future events. In the event the Company was to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. As of February 3, 2024 and January 28, 2023, the Company has a full valuation allowance against deferred tax assets, as the Company has a three-year cumulative loss before income taxes.

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

Concentrations of risk — The Company has risk of geographic concentration with respect to the sourcing of its inventory purchases. Approximately 73% of the Company’s inventory purchases in fiscal 2023 were from China.

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

(Loss) earnings per share — Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding during each period presented. Diluted (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted (loss) earnings per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 689,000 shares, 571,000 shares and 134,000 shares for fiscal 2023, 2022 and 2021, respectively.

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

Note 2 — Accrued Expenses

Accrued expenses are comprised of the following (in thousands):

	February 3, 2024	January 28, 2023
Gift cards	$12,008	$14,077
Workers’ compensation and general liability reserves	2,062	1,948
Salaries and wages	1,952	3,514
Sales returns reserve	1,549	1,475
Sales taxes	1,543	999
Loyalty program deferred revenue	1,412	1,232
Deferred e-commerce revenue	750	685
Employee medical insurance reserves	456	701
Other	1,431	1,438
	$23,163	$26,069

Note 3 — Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The Company’s provision for income taxes consists of the following (in thousands):

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Current tax expense (benefit):
Federal	$46	$(153)	$3,269
State	473	696	74
Income tax expense	$519	$543	$3,343

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to (loss) income before income taxes. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Tax at federal statutory rate	$(5,719)	$(9,272)	$5,327
State income taxes, net of federal benefit	(293)	(798)	942
Tax credits	(107)	(79)	(66)
Executive compensation	(23)	886	255
Stock based compensation programs	209	(1,296)	(644)
Valuation allowance	6,399	11,134	(2,494)
Other	53	(32)	23
Income tax expense	$519	$543	$3,343

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are included as part of other assets on the consolidated balance sheets. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 3, 2024	January 28, 2023
Deferred tax assets:
Operating lease liabilities	$36,406	$39,661
Accruals	2,090	1,327
Inventory valuation	277	346
Federal and state tax credit carryforwards	192	148
Federal and state net operating loss carryforwards	15,794	11,169
Impairment	1,321	1,321
Other	3,989	3,583
Total deferred tax assets	60,069	57,555
Valuation allowance for deferred tax assets	(21,206)	(14,690)
Net deferred tax assets	38,863	42,865
Deferred tax liabilities:
Property and equipment	(5,974)	(7,737)
Operating lease right-of-use assets	(32,194)	(34,435)
Prepaid assets	(695)	(693)
Total deferred tax liabilities	(38,863)	(42,865)
Net deferred tax assets	$—	$—

As of February 3, 2024, the Company has a $61.9 million federal net operating loss carry-forward and $51.3 million of state net operating loss carry-forwards available to offset future taxable income. The federal net operating loss carry-forward does not expire and the state net operating loss carry-forwards expire in years 2037 through 2042. As of February 3, 2024, the Company has a federal tax credit carry-forward of approximately $135,000 that expires in year 2044 and state tax credit carry-forwards of approximately $72,000 that expire in years 2024 through 2025.

Future utilization of the deferred tax assets is evaluated by the Company, and any valuation allowance is adjusted accordingly. The Company has a full valuation allowance against its deferred tax assets due to uncertainty regarding their realization. Accordingly, the Company has established a valuation allowance of $21.2 million and $14.7 million with respect to deferred tax assets as of February 3, 2024 and January 28, 2023, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded. Any change in the valuation allowance would have the effect of increasing or decreasing the income tax provision based on the nature of the deferred tax asset deemed realizable in the period in which such a determination is made.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2020. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2018. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.

The Company had no unrecognized tax benefits as of February 3, 2024 and January 28, 2023. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no amounts accrued for the payment of interest and penalties associated with unrecognized tax benefits as of February 3, 2024 and January 28, 2023.

Note 4 — Credit Agreements

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

On January 25, 2024, the Company entered into a First Amendment to the Third Amended and Restated Credit Agreement that increased the advance rate and allowed the Company to enter into a new Term Loan Credit Agreement. Subsequent to January 25, 2024, advances under the 2023 Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 275 basis points with no SOFR floor. Upon the demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 225 basis points. Prior to January 25, 2024, advances under the 2023 Credit Agreement accrued interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor. Advances under the 2019 Credit Agreement accrued interest at an annual rate equal to SOFR, or the London Interbank Offered Rate (“LIBOR”) through December 16, 2022, plus a margin ranging from 125 to 175 basis points with no SOFR or LIBOR floor.

The Company is subject to a Second Amended and Restated Security Agreement (“Security Agreement”) with its lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the 2023 and 2019 Credit Agreements.

On January 25, 2024, the Company entered into a Term Loan Credit Agreement with Gordon Brothers Group (the “Term Loan Lender”), via an affiliate entity, 1903P Loan Agent, LLC, as administrative agent and lender. The Term Loan Credit Agreement provides for a $12.0 million, “first-in, last-out” delayed-draw asset-based term loan (the “Term Loan”). The indebtedness under the Term Loan is subordinated in most respects to the 2023 Credit Agreement. The Company is required to draw at least $5.0 million (“Tranche A Loan”) on or before April 1, 2024. If the Company makes the initial draw of the Tranche A Loan on or before April 1, 2024, thereafter and through January 31, 2028, the Company will be permitted to make additional draws of the Term Loan of up to $7.0 million, in increments of $1.0 million (the “Tranche B Loan”). The Term Loan will mature in March 2028, coterminous with the 2023 Credit Agreement. From closing until the applicable adjustment date, the interest rate of the Term Loan will be one-month term SOFR, plus a margin of 9.50%. Following the applicable adjustment date, the interest rate will increase to one-month term SOFR, plus a margin of 11.50%. The adjustment date shall be on the first anniversary of the closing, unless the parties enter into a lease renegotiation services agreement with an affiliate of the Term Loan Lender within 90 days after closing, in which case the adjustment date will be on the second anniversary of the closing.

Borrowings under the 2023 Credit Agreement and the Term Loan Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Term Loan Credit Agreement may be declared immediately due and payable. The maximum availability under the 2023 Credit Agreement and the Term Loan Credit Agreement is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the combined borrowing base formula or $8.0 million.

As of February 3, 2024, the Company was in compliance with the covenants in the 2023 Credit Agreement and the Term Loan Credit Agreement. As of February 3, 2024 and January 28, 2023, there were $34.0 million and $15.0 million in outstanding borrowings under the 2023 or 2019 Credit Agreement, respectively. There were no borrowings under the Term Loan Credit Agreement and no letters of credit outstanding at either February 3, 2024 or January 28, 2023. As of February 3, 2024, the Company had approximately $18.1 million available for borrowing under the 2023 Credit Agreement and the Term Loan Credit Agreement, after the minimum required excess availability covenant.

Note 5 — Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through fiscal 2033. Most of the retail store agreements include an initial term with renewal options and provide for minimum fixed rental payments. The Company does not include lease renewal options in the lease term for calculations of its right-of-use assets and liabilities until it is reasonably certain that the Company plans to renew these leases. A few retail store lease agreements have only variable lease payments based on a percentage of sales, while other store leases contain contingent rentals based on sales performance in excess of specified minimums in addition to minimum fixed rentals.

The majority of the Company’s leases have monthly fixed rent with additional costs that are not components of the lease (e.g., real estate taxes and insurance costs) and non-lease components (e.g., common area maintenance) either of which can be variable or fixed. These additional non-lease components are excluded from the calculation of the lease liability and right-of-use asset. The Company’s leases do not provide an implicit rate, so the incremental borrowing rate, based on the information available at commencement or modification date, is used in determining the present value of lease payments. The Company has elected not to recognize leases with an original term of one year or less on the consolidated balance sheets.

The Company's classification of lease cost on the Company's consolidated statements of operations is as follows (in thousands):

	53 Week Period Ended (1)	52 Week Period Ended (1)	52 Week Period Ended (1)
	February 3, 2024	January 28, 2023	January 29, 2022
Cost of sales (2)
Operating lease cost	$46,066	$44,960	$37,241
Short-term lease cost	1,308	2,662	1,144
Variable lease cost	1,226	1,367	2,102
Total lease cost in cost of sales	48,600	48,989	40,487
Other operating expenses
Operating lease cost	1,651	1,657	1,701
Short-term lease cost	66	67	53
Total lease cost in other operating expenses	1,717	1,724	1,754
Total lease cost	$50,317	$50,713	$42,241

(1)
Total lease cost excludes expense for non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases.
(2)
Cost of sales includes all distribution center lease costs and store occupancy-related lease costs.

As of February 3, 2024, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2024	$45,082
2025	40,685
2026	31,490
2027	22,721
2028	13,605
Thereafter	13,163
Total lease payments	166,746
Less: interest	(26,956)
Present value of lease liabilities	$139,790

The Company’s lease term and discount rate is as follows:

February 3, 2024
Weighted-average remaining lease term (years)	4.5
Weighted-average discount rate	8.1%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Operating cash flows from operating leases	$51,515	$53,415	$53,220

Note 6 — Stock-Based Compensation

Stock-based compensation — Stock-based compensation includes restricted stock unit grants, performance-based restricted stock unit grants, stock option grants and other transactions under the Company’s equity plans. Total stock-based compensation expense is included as a component of compensation and benefits on the consolidated statements of operations and was approximately $1.2 million, $2.0 million and $1.7 million for fiscal years 2023, 2022 and 2021, respectively.

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

As of February 3, 2024, options to purchase 259,222 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $3.53 to $25.52 per share. As of February 3, 2024, there were 397,682 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $2.82 to $24.68 per share. The number of shares reserved for future stock-based grants under the 2002 Plan was 1,043,553 at February 3, 2024.

Restricted stock units — The Company grants restricted stock units for a fixed number of shares to various employees and directors. The restriction is removed when the shares vest and shares of common stock are given to the employee or director. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees in fiscal 2021, 2022 and 2023 vest 33% annually on the anniversary of the grant date over three years, except for one grant to the interim CEO in fiscal 2023, which vests 100% on the first anniversary of the grant date and one grant to the CFO in fiscal 2022, which vests 100% on the third anniversary of the grant date. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense related to RSUs is recognized ratably over the requisite service period. The Company accounts for forfeiture of RSUs as they occur. As of February 3, 2024, there was approximately $859,000 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 0.8 years.

RSU activity for the fiscal year ended February 3, 2024, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested at January 28, 2023	399,987	$9.84
Granted	374,440	2.83
Vested	(202,967)	8.49
Forfeited	(173,778)	9.52
Non-Vested at February 3, 2024	397,682	$4.07

Other information related to RSU activity during fiscal 2023, 2022 and 2021 is as follows:

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Weighted average grant date fair value of RSUs (per share)	$2.83	$8.35	$24.23
Total fair value of restricted stock units vested (in thousands)	$560	$8,596	$2,846

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

Stock options — The Company allows for the settlement of vested stock options on a net share basis (“net share settled stock options”) or on a gross basis with the holder providing cash to cover the option exercise price and the minimum statutory tax withholdings. With net share settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years. Options granted in fiscal 2022 and 2023 vest 33% annually on the anniversary of the grant date over three years, except for one grant to the interim CEO in fiscal 2023, which vests 100% on the first anniversary of the grant date.

Stock option activity for the fiscal year ended February 3, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at January 28, 2023	97,641	$11.00
Options granted	237,675	3.53
Options forfeited	(67,344)	5.36
Options expired	(8,750)	14.87
Balance at February 3, 2024	259,222	$5.49	8.1	$—
Options Exercisable As of:
February 3, 2024	51,103	$13.17	4.1	$—

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at year-end and the option exercise price, multiplied by the number of in-the-money options at fiscal year-end. As of February 3, 2024, there were no outstanding in-the-money options. The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. At February 3, 2024, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $281,000, which is expected to be recognized over a weighted average period of 1.0 years.

Other information related to option activity during fiscal 2023, 2022 and 2021 is as follows:

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Weighted average grant date fair value of options granted (per share)	$2.06	$3.11	$—
Total fair value of stock options vested (in thousands)	$57	$49	$84
Intrinsic value of stock options exercised (in thousands)	$—	$8	$945

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The Company granted 237,675 stock options in fiscal 2023 and 40,000 stock options in fiscal 2022. The Company did not grant any stock options in fiscal 2021. The weighted averages for key assumptions used in determining the fair value of options granted in fiscal 2023 and 2022, and a summary of the methodology applied to develop each assumption are as follows:

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Expected price volatility	92.4%	91.4%
Risk-free interest rate	3.3%	3.4%
Expected life	6 years	6 years
Dividend yield	0%	0%

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

Forfeiture rate — The forfeiture rate is the percentage of options granted that were forfeited or canceled before becoming fully vested. The Company accounts for forfeitures of options as they occur. An increase in the forfeiture rate will decrease compensation expense.

Note 7 — Retirement Benefit Plan

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which provides retirement benefits for eligible employees. The Company matches 100% of the employee’s elective contributions up to 4% of eligible compensation. The Company’s matching contributions were approximately $1.1 million in fiscal 2023, 2022 and 2021. The Company has the option to make additional contributions to the 401(k) employee benefit plan on behalf of covered employees; however, no such contributions were made in fiscal 2023, 2022 or 2021.

Note 8 — Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in

California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on May 26, 2022, the Ninth Circuit granted the plaintiff’s petition for permission to appeal. The appeal was argued before the Ninth Circuit on November 13, 2023, and on January 8, 2024, the Court issued its opinion affirming the District Court in part and reversing in part. The Ninth Circuit affirmed the denial of certification as to the subclasses related to the security bag check and reversed as to the rest break claim. The Ninth Circuit did not find that there is liability nor that the rest break claim is certified. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

Note 9 — Share Repurchase Plans

On December 3, 2020, September 2, 2021 and January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $20.0 million, $20.0 million and $30.0 million, respectively, of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require the Company to repurchase any specific number of shares, and the Company may terminate the share repurchase plans at any time. As of February 3, 2024, the Company had approximately $26.3 million remaining under the January 6, 2022 share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Shares repurchased and retired	—	479,966	1,809,321
Share repurchase cost	$—	$6,253	$37,287

Note 10 — Impairment

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023	52 Weeks Ended January 29, 2022
Impairment of leasehold improvements, fixtures and equipment at stores	$648	$1,776	$754
Impairment of software projects	676	215	—
Impairment of software as a service implementation costs	324	—	—
Impairment of e-commerce distribution center fixtures	95	80	—
Impairment of other long-lived assets	124	—	—
Total impairment	$1,867	$2,071	$754

Number of stores with leasehold improvements, fixtures and equipment impairment	7	15	4

Note 11 — New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adoption on its financial disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact of adoption on its financial disclosures.

Note 12 — Subsequent Events

Subsequent to February 3, 2024, the Company borrowed a net additional $6.0 million under the 2023 Credit Agreement and $5.0 million under the Term Loan Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 3, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2024 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 3, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement during the quarter ended February 3, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors and Executive Officers” in our Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our Annual Meeting of Shareholders scheduled to be held on June 26, 2024; information concerning executive officers, appearing under the caption “Item 1. Business — Information about our Executive Officers” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Delinquent Section 16(a) Reports” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of February 3, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan (1)	656,904	$5.49	1,043,553
Equity compensation plans not approved by security holders	—	—	—
Total	656,904	$5.49	1,043,553

(1)
The 656,904 securities to be issued includes 259,222 outstanding stock options and 397,682 unvested restricted stock units under the 2002 Equity Incentive Plan. The weighted average exercise price excludes restricted stock units, which have a weighted average exercise price of zero.

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

10.1+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 filed on December 14, 2004)

10.2*	—	First Amendment to Kirkland’s, Inc. 2002 Equity Incentive Plan effective March 17, 2006 (Exhibit 99.2 to our Current Report on Form 8-K filed on March 22, 2006)

10.3+*	—	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2018)

10.4*	—

Logistics Services Agreement dated March 23, 2019, by and between Kirkland’s, Inc. and National Distribution Centers, LLC (Exhibit 10.20 to the Company’s Current Report on Form 10-K for the year ended February 2, 2019 filed on March 29, 2019)

10.5*	—

Second Amended and Restated Security Agreement dated as of December 6, 2019, by and among Kirkland’s Inc., the other borrowers and guarantors party hereto from time to time and Bank of America, N.A., as Agent (Exhibit 10.2 to our Current Report on Form 8-K filed on December 11, 2019)

10.6+*	—	Employment Agreement, effective August 8, 2022, by and between W. Michael Madden and Kirkland’s Inc. (Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2022)

Exhibit Number		Description
10.7+*	—	Form of Employment Agreement dated April 3, 2023 between Ann Joyce and Kirkland’s, Inc. (Exhibit 10.5 to our Current Report on Form 8-K filed on April 4, 2023)

10.8+*	—	Form of Employment Agreement dated January 19, 2024 between Amy E. Sullivan and Kirkland’s Inc. (Exhibit 10.1 to our Current Report on Form 8-K filed on January 19, 2024)

10.9*	—

Term Loan Credit Agreement dated as of January 25, 2024, by and among Kirkland’s, Inc., the borrowers and guarantors named therein, 1903P Loan Agent, LLC, as administrative agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K filed on January 26, 2024)

10.10*	—

Third Amended and Restated Credit Agreement, as amended by the First Amendment, dated as of January 25, 2024, by and among Kirkland’s, Inc., the borrowers and guarantors named therein, Bank of America, N.A., as administrative agent, and the lenders named therein (Exhibit 10.2 to our Current Report on Form 8-K filed on January 26, 2024)

21.1	—	Subsidiaries of Kirkland’s, Inc.

23.1	—	Consent of Ernst & Young LLP

31.1	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	—	Kirkland’s Inc. Nasdaq Executive Compensation Recoupment Policy

101.INS	—	Inline XBRL Instance Document

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	The cover page for the Company’s Annual Report on Form 10-K for the year ended February 3, 2024, has been formatted in Inline XBRL and contained in Exhibit 101

* Incorporated by reference.

** Filed herewith.

+ Management contract of compensatory plan or arrangement.

(c) Financial Statement Schedules

Financial statement schedules are not included because they are inapplicable or not required, or because the required information is included in the consolidated financial statements or notes thereto, included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S, INC.

By:	/S/ Amy E. Sullivan
Amy E. Sullivan
President, Chief Executive Officer and Director

Date: March 29, 2024

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Amy E. Sullivan	President, Chief Executive Officer and Director	03/29/2024
Amy E. Sullivan	(Principal Executive Officer)

/S/ W. Michael Madden	Executive Vice President and Chief Financial Officer	03/29/2024
W. Michael Madden	(Principal Financial and Accounting Officer)

/S/ Steven J. Collins	Director	03/29/2024
Steven J. Collins

/S/ Ann. E. Joyce	Director	03/29/2024
Ann E. Joyce

/S/ Susan S. Lanigan	Director	03/29/2024
Susan S. Lanigan

/S/ R. Wilson Orr, III	Director	03/29/2024
R. Wilson Orr, III

/S/ Charlie Pleas, III	Director	03/29/2024
Charlie Pleas, III

/S/ Chris L. Shimojima	Director	03/29/2024
Chris L. Shimojima

/S/ Jill A. Soltau	Director	03/29/2024
Jill A. Soltau