Form 10-Q
period 2024-05-04
KIRKLAND'S, INC
filed 2024-06-06
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 4, 2024

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

Common Stock, no par value – 13,038,978 shares outstanding as of May 29, 2024.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 4,	February 3,	April 29,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,836	$3,805	$7,072
Inventories, net	75,789	74,090	83,332
Prepaid expenses and other current assets	6,540	7,614	4,905
Total current assets	86,165	85,509	95,309
Property and equipment:
Equipment	19,119	19,144	19,630
Furniture and fixtures	63,516	63,823	66,115
Leasehold improvements	100,447	100,393	102,836
Computer software and hardware	78,561	78,580	82,130
Projects in progress	371	647	1,027
Property and equipment, gross	262,014	262,587	271,738
Accumulated depreciation	(234,277)	(232,882)	(235,592)
Property and equipment, net	27,737	29,705	36,146
Operating lease right-of-use assets	121,410	126,725	131,289
Other assets	7,271	8,634	7,137
Total assets	$242,583	$250,573	$269,881
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$39,963	$46,010	$38,092
Accrued expenses	23,020	23,163	25,499
Operating lease liabilities	38,590	40,018	41,173
Total current liabilities	101,573	109,191	104,764
Operating lease liabilities	94,529	99,772	110,165
Long-term debt, net	47,541	34,000	33,000
Other liabilities	4,405	4,486	3,872
Total liabilities	248,048	247,449	251,801
Shareholders’ (deficit) equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 4, 2024, February 3, 2024, and April 29, 2023, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,038,978; 12,926,022; and 12,812,898, shares issued and outstanding at May 4, 2024, February 3, 2024, and April 29, 2023, respectively	176,793	176,552	175,864
Accumulated deficit	(182,258)	(173,428)	(157,784)
Total shareholders’ (deficit) equity	(5,465)	3,124	18,080
Total liabilities and shareholders’ (deficit) equity	$242,583	$250,573	$269,881

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	May 4,	April 29,
	2024	2023
Net sales	$91,753	$96,875
Cost of sales	64,685	71,004
Gross profit	27,068	25,871
Operating expenses:
Compensation and benefits	19,286	20,039
Other operating expenses	14,318	14,738
Depreciation (exclusive of depreciation included in cost of sales)	961	1,206
Asset impairment	11	225
Total operating expenses	34,576	36,208
Operating loss	(7,508)	(10,337)
Interest expense	1,127	502
Other income	(116)	(92)
Loss before income taxes	(8,519)	(10,747)
Income tax expense	311	1,360
Net loss	$(8,830)	$(12,107)

Loss per share:
Basic	$(0.68)	$(0.95)
Diluted	$(0.68)	$(0.95)
Weighted average shares outstanding:
Basic	12,965	12,778
Diluted	12,965	12,778

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	(Deficit) Equity
Balance at February 3, 2024	12,926,022	$176,552	$(173,428)	$3,124
Restricted stock issued	134,597	—	—	—
Net share settlement of restricted stock units	(21,641)	(51)	—	(51)
Stock-based compensation expense	—	292	—	292
Net loss	—	—	(8,830)	(8,830)
Balance at May 4, 2024	13,038,978	$176,793	$(182,258)	$(5,465)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance at January 28, 2023	12,754,368	$175,450	$(145,677)	$29,773
Restricted stock issued	86,824	—	—	—
Net share settlement of restricted stock units	(28,294)	(76)	—	(76)
Stock-based compensation expense	—	490	—	490
Net loss	—	—	(12,107)	(12,107)
Balance at April 29, 2023	12,812,898	$175,864	$(157,784)	$18,080

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	May 4,	April 29,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,830)	$(12,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,624	3,257
Amortization of debt issue costs	131	20
Asset impairment	11	225
Gain on disposal of property and equipment	(6)	(21)
Stock-based compensation expense	292	490
Changes in assets and liabilities:
Inventories, net	(1,699)	739
Prepaid expenses and other current assets	1,063	184
Accounts payable	(5,653)	(5,792)
Accrued expenses	(133)	(570)
Operating lease assets and liabilities	(1,365)	(1,555)
Other assets and liabilities	(90)	349
Net cash used in operating activities	(13,655)	(14,781)

Cash flows from investing activities:
Proceeds from sale of property and equipment	6	60
Capital expenditures	(770)	(846)
Net cash used in investing activities	(764)	(786)

Cash flows from financing activities:
Borrowings on revolving line of credit	9,000	21,000
Repayments on revolving line of credit	(4,100)	(3,000)
Borrowings on term loan	10,000	—
Debt issuance costs	(399)	(456)
Cash used in net share settlement of stock options and restricted stock units	(51)	(76)
Net cash provided by financing activities	14,450	17,468

Cash and cash equivalents:
Net increase	31	1,901
Beginning of the period	3,805	5,171
End of the period	$3,836	$7,072

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$390	$844
Non-cash accruals for debt issuance costs	860	—

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of business — Kirkland’s, Inc. (the “Company”, “we”, “our” or “us”) is a specialty retailer of home décor and furnishings in the United States operating 329 stores in 35 states as of May 4, 2024, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

Principles of consolidation — The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and pursuant to the reporting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024.

Seasonality — The results of the Company’s operations for the 13-week period ended May 4, 2024 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year — The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2024 represents the 52 weeks ending on February 1, 2025, and fiscal 2023 represents the 53 weeks ended on February 3, 2024.

Reclassifications — Certain amounts in the condensed consolidated statement of cash flows for the 13-week period ended April 29, 2023 in the operating activities section have been reclassified to conform to the current period presentation. Income taxes payable or receivable is no longer material to be presented as a separate line item and has been reclassified into prepaid and other current assets and accrued expenses.

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

Going concern assessment and management’s plans — The Company’s revenues, results of operations and cash flows have been materially adversely impacted by strategic and macroeconomic factors during the last several fiscal quarters. The persistently challenging home furnishings retail environment, including reduced consumer spending in the category and increased price sensitivity, has significantly impacted the Company’s performance and liquidity levels. During the 13-week period ended May 4, 2024, net sales decreased approximately $5.1 million compared to the 13-week period ended April 29, 2023. This decline drove gross margin and operating loss to be worse than the Company’s expectations. For the 13-week period ended May 4, 2024, the Company reported a net loss of $8.8 million and net cash used in operating activities of $13.7 million.

When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions and events to alleviate substantial doubt. The Company’s plans are focused on improving its operating results and liquidity through sales growth and cost reductions. Subsequent to May 4, 2024, the Company decided to implement expense reductions to streamline its cost structure and improve its liquidity profile. The Company believes these actions are necessary as part of improving its profitability and liquidity trajectory, while minimizing any disruption to the Company’s focus on its strategic initiatives and the overall customer experience. The cost savings initiatives include a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. The Company expects to realize approximately $6 million of savings in fiscal 2024 and estimates approximately $7 million in ongoing annual pre-tax savings from these initiatives. In addition, the Company retained an investment banking firm specializing in consumer-facing companies to serve as financial advisor to the Board of Directors in the pursuit and evaluation of potential strategic opportunities to support the Company and its initiatives. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome. The Company does not intend to comment further regarding the review of strategic alternatives until it determines disclosure is necessary or advisable.

The Company believes these plans will result in adequate cash flows to support its ongoing operations and to meet its covenant requirements for one year following the date these financial statements are issued. However, the Company cannot provide any assurance that its efforts will be successful, and if the Company encounters unforeseen circumstances that place further constraints on its capital resources, management will be required to take various additional measures to conserve liquidity. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Note 2 – Revenue Recognition

Net sales — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.2 million, $1.5 million and $1.3 million reserved for sales returns at May 4, 2024, February 3, 2024 and April 29, 2023, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $528,000, $710,000 and $590,000 at May 4, 2024, February 3, 2024, and April 29, 2023, respectively.

Deferred e-commerce revenue — E-commerce revenue is deferred until the customer takes possession of the merchandise and the sale is complete, as the Company receives payment before completion of its customer obligations. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $888,000, $750,000 and $1.2 million at May 4, 2024, February 3, 2024 and April 29, 2023, respectively. The related contract assets, reflected in inventories, net on the condensed consolidated balance sheets, totaled approximately $446,000, $387,000 and $584,000 at May 4, 2024, February 3, 2024 and April 29, 2023, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	May 4, 2024	February 3, 2024	April 29, 2023
Gift card liability, net of estimated breakage (included in accrued expenses)	$11,092	$12,008	$12,444

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended
	May 4, 2024	April 29, 2023
Gift card breakage revenue (included in net sales)	$328	$1,031
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,458	1,701

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.4 million, $1.4 million, and $1.0 million at May 4, 2024, February 3, 2024 and April 29, 2023, respectively.

Note 3 – Income Taxes

For the 13-week periods ended May 4, 2024 and April 29, 2023, the Company recorded an income tax expense of approximately $311,000, or (3.7)% of the loss before income taxes compared to an expense of approximately $1.4 million, or (12.7)% of the loss before income taxes, respectively. The change in income taxes for the 13-week period ended May 4, 2024, compared to the prior year period, was primarily due to changes in valuation allowance adjustments and state income taxes.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the condensed consolidated statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of May 4, 2024 and April 29, 2023, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 887,000 shares and 601,000 shares for the 13-week periods ended May 4, 2024 and April 29, 2023, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The revolving line of credit approximates fair value due to the one, three or six-month interest terms and the term loan approximates fair value due to the one-month interest terms. The Company also has a non-depleting collateral trust with the Company’s workers’ compensation and general liability insurance provider named as beneficiary. The assets in this trust are invested in financial instruments that would fall within Level 1 of the fair value hierarchy, and they are included in other assets on the consolidated balance sheets.

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

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on May 26, 2022, the Ninth Circuit granted the plaintiff’s petition for permission to appeal. The appeal was argued before the Ninth Circuit on November 13, 2023, and on January 8, 2024, the Court issued its opinion affirming the District Court in part and reversing in part. The Ninth Circuit affirmed the denial of certification as to the subclasses related to the security bag check and reversed as to the rest break claim. The Ninth Circuit did not find that there is liability nor that the rest break claim is certified. The District Court has scheduled a hearing on the surviving rest break claim for June 7, 2024. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended
	May 4, 2024	April 29, 2023
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$292	$490
Restricted stock units granted	299,250	301,780
Stock options granted	228,126	237,675

Note 8 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. For the 13-week periods ended May 4, 2024 and April 29, 2023, the Company did not repurchase any shares of common stock under the share repurchase plan. As of May 4, 2024, the Company had approximately $26.3 million remaining under the current share repurchase plan.

Note 9 – Long-Term Debt

Long-term debt, net consisted of the following (in thousands):

	May 4, 2024	February 3, 2024	April 29, 2023
Revolving line of credit	$38,900	$34,000	$33,000
Term loan	10,000	—	—
Total debt	48,900	34,000	33,000
Less unamortized debt issuance costs	(1,359)	—	—
Long-term debt, net	$47,541	$34,000	$33,000

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

On January 25, 2024, the Company entered into a First Amendment to the 2023 Credit Agreement that increased the advance rate and allowed the Company to enter into a new term loan agreement. Subsequent to January 25, 2024, advances under the 2023 Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 275 basis points with no SOFR floor. Upon the demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 225 basis points. Prior to January 25, 2024, advances under the 2023 Credit Agreement accrued interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor.

The Company is subject to a Second Amended and Restated Security Agreement (“Security Agreement”) with its lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the 2023 Credit Agreement.

On January 25, 2024, the Company entered into a $12.0 million “first-in, last-out” delayed-draw asset-based term loan (the “Term Loan”) with Gordon Brothers Group, via an affiliate entity, 1903P Loan Agent, LLC, as administrative agent and lender. The indebtedness under the Term Loan is subordinated in most respects to the 2023 Credit Agreement. The Term Loan will mature in March 2028, coterminous with the 2023 Credit Agreement. From closing until the first anniversary of the closing, the interest rate of the Term Loan is one-month term SOFR, plus a margin of 9.50%. Following the first anniversary of the closing, the interest rate will increase to one-month term SOFR, plus a margin of 11.50%.

Borrowings under the 2023 Credit Agreement and the Term Loan are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Term Loan may be declared immediately due and payable. The maximum availability under the 2023 Credit Agreement and the Term Loan is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the combined borrowing base formula or $8.0 million.

As of May 4, 2024, the Company was in compliance with the covenants in the 2023 Credit Agreement and the Term Loan. As of May 4, 2024, there were no letters of credit outstanding under either the 2023 Credit Agreement or the Term Loan. As of May 4, 2024, the Company had approximately $0.8 million available for borrowing under the 2023 Credit Agreement and the Term Loan, after the minimum required excess availability covenant. Availability under the Credit Agreement and the Term Loan fluctuates largely based on eligible inventory levels, and as eligible inventory increases in the second and third fiscal quarters in support of the Company’s back-half sales plans, the Company’s borrowing capacity increases correspondingly. Subsequent to May 4, 2024, the Company borrowed an additional $2.0 million under the 2023 Credit Agreement.

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended
	May 4, 2024	April 29, 2023
Impairment of leasehold improvements, fixtures and equipment at stores	$11	$179
Impairment of other long-lived assets(1)	—	46
Total impairment	$11	$225

Number of stores with leasehold improvements, fixtures and equipment impairment	—	2
(1)
Other long-lived asset impairment includes the write-off of fixtures related to the closing of two-ecommerce distribution centers in fiscal 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week periods ended May 4, 2024 and April 29, 2023. For a comparison of our results of operations for the 53-week period ended February 3, 2024 and the 52-week period ended January 28, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC on March 29, 2024 (the “Annual Report”). The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Except for historical information contained herein, certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar expressions, involve known and unknown risks and uncertainties, many of which are outside of the Company’s control, which may cause our actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility and term loan, the Company’s ability to successfully implement cost savings and other strategic initiatives intended to improve operating results and liquidity positions, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its brand strategy, the risk of natural disasters, pandemic outbreaks (such as COVID-19), global political events, war and terrorism could impact the Company’s revenues, inventory and supply chain, the continuing consumer impact of inflation and countermeasures, including raising interest rates, the effectiveness of the Company’s marketing campaigns, risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact, the Company’s ability to retain its senior management team, continued volatility in the price of the Company’s common stock, the competitive environment in the home décor industry in general and in our specific market areas, inflation, fluctuations in cost and availability of inventory, increased transportation costs and potential interruptions in supply chain, distribution systems and delivery network, including our e-commerce systems and channels, the ability to control employment and other operating costs, availability of suitable retail locations and other growth opportunities, disruptions in information technology systems including the potential for security breaches of our information or our customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of May 4, 2024, we operated a total of 329 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor and furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating in-store and online environment provides our customers with a unique brand experience.

Challenging Macroeconomic Conditions

The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, higher interest rates, declines in consumer spending behavior and aggressive promotional activity. These negative macroeconomic factors have impacted our business, results of operations, cash flows and liquidity levels over the last several fiscal quarters. They have also made it difficult to execute our strategic initiatives, including our financial turnaround strategy. See “Liquidity and Capital Resources” for additional information regarding our plans to mitigate these factors.

For additional information regarding risks related to macroeconomics, liquidity and strategy and strategy execution, see “Item 1A. Risk Factors” in our Annual Report.

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

Stores

The following table summarizes store information during the periods indicated:

	13-Week Period Ended
	May 4, 2024	April 29, 2023
New store openings	1	—
Permanent store closures	2	3
Decrease in store units	(0.3)%	(0.9)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	May 4, 2024	April 29, 2023
Number of stores	329	343
Square footage	2,667,560	2,768,564
Average square footage per store	8,108	8,072

13-Week Period Ended May 4, 2024 Compared to the 13-Week Period Ended April 29, 2023

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 4, 2024		April 29, 2023		Change
	$	%	$	%	$	%
Net sales	$91,753	100.0%	$96,875	100.0%	$(5,122)	(5.3)%
Cost of sales	64,685	70.5	71,004	73.3	(6,319)	(8.9)
Gross profit	27,068	29.5	25,871	26.7	1,197	4.6
Operating expenses:
Compensation and benefits	19,286	21.0	20,039	20.7	(753)	(3.8)
Other operating expenses	14,318	15.6	14,738	15.2	(420)	(2.8)
Depreciation (exclusive of depreciation included in cost of sales)	961	1.1	1,206	1.3	(245)	(20.3)
Asset impairment	11	—	225	0.2	(214)	(95.1)
Total operating expenses	34,576	37.7	36,208	37.4	(1,632)	(4.5)
Operating loss	(7,508)	(8.2)	(10,337)	(10.7)	2,829	(27.4)
Interest expense	1,127	1.2	502	0.5	625	124.5
Other income	(116)	(0.1)	(92)	(0.1)	(24)	26.1
Loss before income taxes	(8,519)	(9.3)	(10,747)	(11.1)	2,228	(20.7)
Income tax expense	311	0.3	1,360	1.4	(1,049)	(77.1)
Net loss	$(8,830)	(9.6)%	$(12,107)	(12.5)%	$3,277	(27.1)%

Net sales. Net sales decreased 5.3% to $91.8 million for the first 13 weeks of fiscal 2024 compared to $96.9 million for the prior year period. Comparable sales decreased 3.5%, or $3.3 million, for the first 13 weeks of fiscal 2024 compared to the prior year period. For the first 13 weeks of fiscal 2024, e-commerce comparable sales decreased 19.1% compared to the prior year period, and store comparable sales increased 2.8% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in online traffic, which was partially offset by higher store traffic and conversion. Merchandise categories performing below prior period levels include furniture, housewares, mirrors, outdoor and textiles, while gift, decorative accessories and floral performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 280 basis points from 26.7% in the first 13 weeks of fiscal 2023 to 29.5% in the first 13 weeks of fiscal 2024. The overall increase in gross profit margin was due to favorable outbound freight costs, merchandise margin, distribution center costs and depreciation, partially offset by unfavorable store occupancy costs. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 180 basis points to 5.9% of net sales due to the decline in shipping expense related to the decrease in e-commerce sales and fewer shipping routes to the stores. Merchandise margin increased approximately 70 basis points from 56.8% in the first 13 weeks of fiscal 2023 to 57.5% in the first 13 weeks of fiscal 2024, mainly due to a higher initial product markup and improved margin on clearance activity. Distribution center costs decreased approximately 50 basis points to 5.1% of net sales due to increased efficiency and a smooth inventory flow which led to lower compensation and benefits costs and lower fixed costs due to the closure of the two e-commerce fulfilment locations in the prior year. Depreciation of store and distribution center assets decreased approximately 30 basis points to 1.8% of net sales in the first 13 weeks of fiscal 2024, due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 50 basis points to 15.2% of net sales due to the sales deleverage on these fixed costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 30 basis points from 20.7% in the first 13 weeks of fiscal 2023 to 21.0% in the first 13 weeks of fiscal 2024, primarily due to sales deleverage of higher store payroll costs, partially offset by reductions in corporate compensation and benefits costs.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 40 basis points from 15.2% in the first 13 weeks of fiscal 2023 to 15.6% in the first 13 weeks of fiscal 2024. The increase as a percentage of net sales was primarily related to the deleverage of operating expenses, while the decrease of approximately $420,000 was due to expense reductions, partially offset by increased consulting costs for strategic advisory services.

Income tax expense. We recorded income tax expense of approximately $311,000, or (3.7)% of the loss before income taxes, during the first 13 weeks of fiscal 2024, compared to an income tax expense of approximately $1.4 million, or (12.7)% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 13 weeks of fiscal 2024 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $8.8 million, or a loss of $0.68 per diluted share, for the first 13 weeks of fiscal 2024 as compared to net loss of $12.1 million, or a loss of $0.95 per diluted share, for the first 13 weeks of fiscal 2023.

Non-GAAP Financial Measures

To supplement our unaudited consolidated condensed financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”), we provide certain non-GAAP financial measures, including EBITDA, adjusted EBITDA and adjusted operating loss. These measures are not in accordance with, and are not intended as alternatives to, GAAP financial measures. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP financial measures, in evaluating our operational performance.

We define EBITDA as net loss before interest and the provision for income tax, which is equivalent to operating loss, adjusted for depreciation and asset impairment, adjusted EBITDA as EBITDA with non-GAAP adjustments and adjusted operating loss as adjusted EBITDA including depreciation.

Non-GAAP financial measures are intended to provide additional information only and do not have any standard meanings prescribed by GAAP. Use of these terms may differ from similar measures reported by other companies. Each non-GAAP financial measure has its limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of the Company’s results as reported under GAAP. The Company’s non-GAAP adjustments remove stock-based compensation expense, due to the non-cash nature of this expense, and remove severance, as it fluctuates based on the needs of the business and does not represent a normal, recurring operating expense.

The following table shows a reconciliation of operating loss to EBITDA, adjusted EBITDA and adjusted operating loss (in thousands) for the 13-week periods ended May 4, 2024 and April 29, 2023:

	13-Week Period Ended
	May 4, 2024	April 29, 2023
Operating loss	$(7,508)	$(10,337)
Depreciation	2,624	3,257
Asset impairment (1)	11	225
EBITDA	(4,873)	(6,855)
Non-GAAP adjustments to operating expenses:
Stock-based compensation expense(2)	292	490
Severance charges(3)	73	529
Total non-GAAP adjustments	365	1,019
Adjusted EBITDA	(4,508)	(5,836)
Depreciation	2,624	3,257
Adjusted operating loss	$(7,132)	$(9,093)

(1)
Asset impairment charges are related primarily to property and equipment. Asset impairment was previously shown as a non-GAAP adjustment. The current presentation includes asset impairment as a reconciling item between operating loss and EBITDA. Prior periods have been reclassified to conform to the current period presentation.
(2)
Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(3)
Severance charges include expenses related to severance agreements and permanent store closure compensation costs.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to existing store maintenance, refreshes and remodels, technology and omni-channel projects, and new or relocated stores. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our asset-based revolving credit facility.

In fiscal 2023, we entered into an additional asset-based delay-draw term loan to provide additional liquidity, as internally generated cash and borrowings under our existing asset-based revolving credit facility did not provide enough liquidity to effectively execute our financial turnaround strategy in fiscal 2024. Subsequent to May 4, 2024, we decided to implement expense reductions to streamline our cost structure and improve our liquidity profile. We believe these actions are necessary as part of improving our profitability and liquidity trajectory, while minimizing any disruption to our focus on our strategic initiatives and the overall customer experience. The cost savings initiatives include a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. We expect to realize approximately $6 million of savings in fiscal 2024 and estimate approximately $7 million in ongoing annual pre-tax savings from these initiatives. In addition, we retained an investment banking firm specializing in consumer-facing companies to serve as our financial advisor in the pursuit and evaluation of potential strategic opportunities to support us and our initiatives. We have not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome. We do not intend to comment further regarding the review of strategic alternatives until it determines disclosure is necessary or advisable.

We believe that the combination of our cash balances, cash flow from operations, availability under our 2023 Credit Agreement and our Term Loan and the aforementioned expense reductions will be sufficient to fund our projected operating requirements for at least the next twelve months. However, we cannot provide any assurance that our efforts will be successful, and if we encounter unforeseen circumstances that place further constraints on our capital resources, we will be required to take various additional measures to conserve liquidity. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Cash flows from operating activities. Net cash used in operating activities was approximately $13.7 million and $14.8 million during the first 13 weeks of fiscal 2024 and the first 13 weeks of fiscal 2023, respectively. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The decrease in the amount of cash used in operations as compared to the prior year period was mainly due to improved operating results, partially offset by a decline in working capital.

Cash flows from investing activities. Net cash used in investing activities for the first 13 weeks of fiscal 2024 consisted primarily of $770,000 in capital expenditures as compared to $846,000 in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	13-Week Period Ended
	May 4, 2024	April 29, 2023
Existing stores	$544	$311
Technology and omni-channel projects	118	496
New and relocated stores	102	—
Corporate	6	3
Distribution center and supply chain enhancements	—	36
Total capital expenditures	$770	$846

The capital expenditures in the current and prior year period related primarily to the maintenance of existing stores and technology and omni-channel projects.

Cash flows from financing activities. During the first 13 weeks of fiscal 2024, net cash provided by financing activities was $14.5 million, as we borrowed $10.0 million under our term loan and borrowed a net $4.9 million under our revolving credit facility. During the first 13 weeks of fiscal 2023, net cash provided by financing activities was approximately $17.5 million, as we borrowed a net $18.0 million under our revolving credit facility.

Long-term debt. On March 31, 2023, we entered into the 2023 Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amended the 2019 Credit Agreement from a $75.0 million senior secured revolving credit facility to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the 2019 Credit Agreement including a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and extended its maturity date to March 2028. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the facility amount; otherwise, the fee on the unused portion is 37.5 basis points per annum.

On January 25, 2024, we entered into a First Amendment to the 2023 Credit Agreement that increased the advance rate and allowed us to enter into a new Term Loan agreement. Subsequent to January 25, 2024, advances under the 2023 Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 275 basis points with no SOFR floor. Upon the demonstration that our fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 225 basis points. Prior to January 25, 2024, advances under the 2023 Credit Agreement accrued interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor.

We are subject to a Security Agreement with our lenders. Pursuant to the Security Agreement, we pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of our assets to secure the payment and performance of the obligations under the 2023 Credit Agreement.

On January 25, 2024, we entered into a $12.0 million “first-in, last-out” delayed-draw asset-based Term Loan with Gordon Brothers Group, via an affiliate entity, 1903P Loan Agent, LLC, as administrative agent and lender. The indebtedness under the Term Loan is subordinated in most respects to the 2023 Credit Agreement. The Term Loan will mature in March 2028, coterminous with the 2023 Credit Agreement. From closing until the first anniversary of the closing, the interest rate of the Term Loan will be one-month term SOFR, plus a margin of 9.50%. Following the first anniversary of the closing, the interest rate will increase to one-month term SOFR, plus a margin of 11.50%.

Borrowings under the 2023 Credit Agreement and the Term Loan are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Term Loan may be declared immediately due and payable. The maximum availability under the 2023 Credit Agreement and the Term Loan is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the combined borrowing base formula or $8.0 million.

As of May 4, 2024, we were in compliance with the covenants in the 2023 Credit Agreement and the Term Loan. There were no letters of credit outstanding and approximately $38.9 million, $34.0 million and $33.0 million of outstanding borrowings under the 2023 Credit Agreement at May 4, 2024, February 3, 2024 and April 29, 2023, respectively. There were $10.0 million of outstanding borrowings under the Term Loan at May 4, 2024, and no borrowings under the Term Loan at February 3, 2024. As of May 4, 2024, we had approximately $0.8 million available for borrowing under the 2023 Credit Agreement and the Term Loan, after the minimum required excess availability covenant. Availability under our Credit Agreement and our Term Loan fluctuates largely based on eligible inventory levels, and as eligible inventory increases in the second and third fiscal quarters in support of the Company’s back-half sales plan, our borrowing capacity increases correspondingly. Subsequent to May 4, 2024, we borrowed an additional $2.0 million under the 2023 Credit Agreement.

Share repurchase plan. On January 6, 2022, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. We did not repurchase any shares of common stock under our share repurchase plan during the first 13 weeks of fiscal 2024 or 2023. As of May 4, 2024, we had approximately $26.3 million remaining under the current share repurchase plan.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 13-week period ended May 4, 2024. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

New Accounting Pronouncements

See “Note 11 — New Accounting Pronouncements” in the condensed consolidated financial statements for accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowings under our long-term debt agreements, as discussed in “Note 9 — Long-Term Debt,” in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. We had $38.9 million, $34.0 million, $33.0 million in outstanding borrowings under our 2023 Credit Agreement at May 4, 2024, February 3, 2024, and April 29, 2023, respectively. We had $10.0 million in outstanding borrowings under our Term Loan at May 4, 2024, and no borrowings under our Term Loan at February 3, 2024. Subsequent to May 4, 2024, we borrowed an additional $2.0 million under our 2023 Credit Agreement. A one percent increase or decrease in the interest rate on borrowings under our 2023 Credit Agreement or Term Loan at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of May 4, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of May 4, 2024, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and the Company may terminate the repurchase plans at any time. For the 13-week period ended May 4, 2024, the Company did not repurchase any shares of common stock under the share repurchase plan. As of May 4, 2024, the Company had approximately $26.3 million remaining under the current share repurchase plan.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement during the quarter ended May 4, 2024.

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

KIRKLAND’S, INC.
Date: June 6, 2024	/s/ Amy E. Sullivan
Amy E. Sullivan President, Chief Executive Officer and Director
Date: June 6, 2024	/s/ W. Michael Madden
W. Michael Madden Executive Vice President and Chief Financial Officer