Form 10-Q
period 2024-08-03
KIRKLAND'S, INC
filed 2024-09-05
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 3, 2024

or

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

Common Stock, no par value – 13,111,638 shares outstanding as of August 29, 2024.

KIRKLAND’S, INC.

		Page

PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of August 3, 2024, February 3, 2024, and July 29, 2023	3
	Condensed Consolidated Statements of Operations (Unaudited) for the 13-week and 26-week periods ended August 3, 2024 and July 29, 2023	4
	Condensed Consolidated Statements of Shareholders’ (Deficit) Equity (Unaudited) for the 13-week and 26-week periods ended August 3, 2024 and July 29, 2023	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26-week periods ended August 3, 2024 and July 29, 2023	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION	22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES		23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 3,	February 3,	July 29,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,461	$3,805	$4,890
Inventories, net	92,760	74,090	98,949
Prepaid expenses and other current assets	8,216	7,614	5,697
Total current assets	105,437	85,509	109,536
Property and equipment:
Equipment	19,067	19,144	19,593
Furniture and fixtures	62,847	63,823	65,632
Leasehold improvements	99,616	100,393	102,068
Computer software and hardware	78,610	78,580	82,517
Projects in progress	371	647	1,276
Property and equipment, gross	260,511	262,587	271,086
Accumulated depreciation	(235,057)	(232,882)	(237,208)
Property and equipment, net	25,454	29,705	33,878
Operating lease right-of-use assets	128,046	126,725	133,352
Other assets	7,282	8,634	6,818
Total assets	$266,219	$250,573	$283,584
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$59,967	$46,010	$56,483
Accrued expenses	20,956	23,163	26,432
Operating lease liabilities	38,602	40,018	40,249
Total current liabilities	119,525	109,191	123,164
Operating lease liabilities	100,565	99,772	111,746
Long-term debt, net	61,396	34,000	46,000
Other liabilities	4,438	4,486	3,834
Total liabilities	285,924	247,449	284,744
Shareholders’ (deficit) equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at August 3, 2024, February 3, 2024, and July 29, 2023, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,111,638; 12,926,022; and 12,917,373, shares issued and outstanding at August 3, 2024, February 3, 2024, and July 29, 2023, respectively	177,057	176,552	175,988
Accumulated deficit	(196,762)	(173,428)	(177,148)
Total shareholders’ (deficit) equity	(19,705)	3,124	(1,160)
Total liabilities and shareholders’ (deficit) equity	$266,219	$250,573	$283,584

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 3,	July 29,	August 3,	July 29,
	2024	2023	2024	2023
Net sales	$86,289	$89,504	$178,042	$186,379
Cost of sales	68,629	72,065	133,314	143,069
Gross profit	17,660	17,439	44,728	43,310
Operating expenses:
Compensation and benefits	18,653	19,217	37,939	39,256
Other operating expenses	11,384	14,090	25,702	28,828
Depreciation (exclusive of depreciation included in cost of sales)	925	1,222	1,886	2,428
Asset impairment	20	1,001	31	1,226
Total operating expenses	30,982	35,530	65,558	71,738
Operating loss	(13,322)	(18,091)	(20,830)	(28,428)
Interest expense	1,420	750	2,547	1,252
Other income	(120)	(127)	(236)	(219)
Loss before income taxes	(14,622)	(18,714)	(23,141)	(29,461)
Income tax (benefit) expense	(118)	650	193	2,010
Net loss	$(14,504)	$(19,364)	$(23,334)	$(31,471)

Loss per share:
Basic	$(1.11)	$(1.51)	$(1.79)	$(2.46)
Diluted	$(1.11)	$(1.51)	$(1.79)	$(2.46)
Weighted average shares outstanding:
Basic	13,074	12,857	13,019	12,817
Diluted	13,074	12,857	13,019	12,817

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	(Deficit) Equity
Balance at February 3, 2024	12,926,022	$176,552	$(173,428)	$3,124
Restricted stock issued	134,597	—	—	—
Net share settlement of restricted stock units	(21,641)	(51)	—	(51)
Stock-based compensation expense	—	292	—	292
Net loss	—	—	(8,830)	(8,830)
Balance at May 4, 2024	13,038,978	176,793	(182,258)	(5,465)
Restricted stock issued	72,660	—	—	—
Stock-based compensation expense	—	264	—	264
Net loss	—	—	(14,504)	(14,504)
Balance at August 3, 2024	13,111,638	$177,057	$(196,762)	$(19,705)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	(Deficit) Equity
Balance at January 28, 2023	12,754,368	$175,450	$(145,677)	$29,773
Restricted stock issued	86,824	—	—	—
Net share settlement of restricted stock units	(28,294)	(76)	—	(76)
Stock-based compensation expense	—	490	—	490
Net loss	—	—	(12,107)	(12,107)
Balance at April 29, 2023	12,812,898	175,864	(157,784)	18,080
Restricted stock issued	104,475	—	—	—
Stock-based compensation expense	—	124	—	124
Net loss	—	—	(19,364)	(19,364)
Balance at July 29, 2023	12,917,373	$175,988	$(177,148)	$(1,160)

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	August 3,	July 29,
	2024	2023
Cash flows from operating activities:
Net loss	$(23,334)	$(31,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	5,137	6,349
Amortization of debt issue costs	256	50
Asset impairment	31	1,226
Gain on disposal of property and equipment	(7)	(18)
Stock-based compensation expense	556	614
Changes in assets and liabilities:
Inventories, net	(18,670)	(14,878)
Prepaid expenses and other current assets	(613)	(608)
Accounts payable	14,514	12,529
Accrued expenses	(2,207)	363
Operating lease assets and liabilities	(1,990)	(2,976)
Other assets and liabilities	(61)	291
Net cash used in operating activities	(26,388)	(28,529)

Cash flows from investing activities:
Proceeds from sale of property and equipment	17	74
Capital expenditures	(1,193)	(2,294)
Net cash used in investing activities	(1,176)	(2,220)

Cash flows from financing activities:
Borrowings on revolving line of credit	22,800	36,000
Repayments on revolving line of credit	(4,100)	(5,000)
Borrowings on term loan	10,000	—
Debt issuance costs	(429)	(456)
Cash used in net share settlement of stock options and restricted stock units	(51)	(76)
Net cash provided by financing activities	28,220	30,468

Cash and cash equivalents:
Net increase (decrease)	656	(281)
Beginning of the period	3,805	5,171
End of the period	$4,461	$4,890

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$227	$914
Non-cash accruals for debt issuance costs	830	—

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of business — Kirkland’s, Inc. (the “Company”, “we”, “our” or “us”) is a specialty retailer of home décor and furnishings in the United States operating 325 stores in 35 states as of August 3, 2024, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Seasonality — The results of the Company’s operations for the 13-week and 26-week periods ended August 3, 2024 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year — The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2024 represents the 52 weeks ending on February 1, 2025, and fiscal 2023 represents the 53 weeks ended on February 3, 2024.

Reclassifications — Certain amounts in the condensed consolidated statement of cash flows for the 26-week period ended July 29, 2023 in the operating activities section have been reclassified to conform to the current period presentation. Income taxes payable or receivable is no longer material to be presented as a separate line item and has been reclassified into prepaid and other current assets and accrued expenses.

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

Going concern assessment and management’s plans — The Company’s revenues, results of operations and cash flows have been materially adversely impacted by strategic and macroeconomic factors during the last several fiscal quarters. The persistently challenging home furnishings retail environment, including reduced consumer spending in the category and increased price sensitivity, has significantly impacted the Company’s performance and liquidity levels. Operating loss and negative cash flows from operations continue to reduce the Company’s liquidity levels. For the 26-week period ended August 3, 2024, the Company reported a net loss of $23.3 million and net cash used in operating activities of $26.4 million compared to a net loss of $31.5 million and net cash used in operating activities of $28.5 million in the prior year period.

When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions and events to alleviate substantial doubt. The Company’s plans are focused on improving its operating results and liquidity through sales growth and cost reductions. During the second quarter of fiscal 2024, the Company implemented expense reductions to streamline its cost structure and improve its liquidity profile. The Company believes these actions are necessary as part of improving its profitability and liquidity trajectory, while minimizing any disruption to the Company’s focus on its strategic initiatives and the overall customer experience. The cost-savings initiatives include a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. In the second through fourth quarters of fiscal 2024, the Company expects to realize approximately $6 million of savings and estimates approximately $7 million in ongoing annual pre-tax savings from these initiatives. In addition, the Company retained an investment banking firm specializing in consumer-facing companies to serve as financial advisor to the Board of Directors in the pursuit and evaluation of potential strategic opportunities to support the Company and its initiatives. The Company has not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome. The Company does not intend to comment further regarding the review of strategic alternatives until the Company determines disclosure is necessary or advisable.

The Company believes these plans will result in adequate cash flows to support its ongoing operations and to meet its covenant requirements for one year following the date these financial statements are issued. However, the Company cannot provide any assurance that its plans will be successful, and if the Company encounters unforeseen circumstances that place further constraints on its capital resources, management will be required to take various additional measures to conserve liquidity. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of the Company’s assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.1 million, $1.5 million and $1.3 million reserved for sales returns at August 3, 2024, February 3, 2024 and July 29, 2023, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $523,000, $710,000 and $636,000 at August 3, 2024, February 3, 2024, and July 29, 2023, respectively.

Deferred e-commerce revenue — E-commerce revenue is deferred until the customer takes possession of the merchandise and the sale is complete, as the Company receives payment before completion of its customer obligations. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $979,000, $750,000 and $1.5 million at August 3, 2024, February 3, 2024 and July 29, 2023, respectively. The related contract assets, reflected in inventories, net on the condensed consolidated balance sheets, totaled approximately $493,000, $387,000 and $757,000 at August 3, 2024, February 3, 2024 and July 29, 2023, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	August 3, 2024	February 3, 2024	July 29, 2023
Gift card liability, net of estimated breakage (included in accrued expenses)	$10,703	$12,008	$12,027

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Gift card breakage revenue (included in net sales)	$222	$304	$550	$1,335
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,068	1,348	2,302	2,785

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.3 million, $1.4 million, and $1.0 million at August 3, 2024, February 3, 2024 and July 29, 2023, respectively.

Note 3 – Income Taxes

For the 13-week periods ended August 3, 2024 and July 29, 2023, the Company recorded an income tax benefit of approximately $118,000, or 0.8% of the loss before income taxes compared to an expense of approximately $650,000, or (3.5)% of the loss before income taxes, respectively. For the 26-week periods ended August 3, 2024 and July 29, 2023, the Company recorded an income tax expense of approximately $193,000, or (0.8)% of the loss before income taxes compared to an expense of approximately $2.0 million, or (6.8)% of the loss before income taxes, respectively. The change in income taxes for the 13-week and 26-week periods ended August 3, 2024, compared to the prior year periods, was primarily due to changes in valuation allowance adjustments and state income taxes.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the condensed consolidated statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of August 3, 2024 and July 29, 2023, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 988,000 shares and 793,000 shares for the 13-week periods ended August 3, 2024 and July 29, 2023, respectively and 937,000 shares and 697,000 shares for the 26-week periods ended August 3, 2024 and July 29, 2023, respectively.

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

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on May 26, 2022, the Ninth Circuit granted the plaintiff’s petition for permission to appeal. On January 8, 2024, the Ninth Circuit affirmed the District Court’s denial of certification as to the subclasses related to the security bag check but reversed the District Court as to the rest break claim. The Ninth Circuit did not address the issue of whether there is liability for the rest break claim. On June 7, 2024, the District Court certified a subclass relating to the rest break claim and has scheduled a trial on the rest break liability issue for July 2025. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		26-Week Period Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$264	$124	$556	$614
Restricted stock units granted	93,335	72,660	392,585	374,440
Stock options granted	—	—	228,126	237,675

Note 8 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. For the 26-week periods ended August 3, 2024 and July 29, 2023, the Company did not repurchase any shares of common stock under the share repurchase plan. As of August 3, 2024, the Company had approximately $26.3 million remaining under the current share repurchase plan.

Note 9 – Long-Term Debt

Long-term debt, net consisted of the following (in thousands):

	August 3, 2024	February 3, 2024	July 29, 2023
Revolving line of credit	$52,700	$34,000	$46,000
Term loan	10,000	—	—
Total debt	62,700	34,000	46,000
Less unamortized debt issuance costs	(1,304)	—	—
Long-term debt, net	$61,396	$34,000	$46,000

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

As of August 3, 2024, the Company was in compliance with the covenants in the 2023 Credit Agreement and the Term Loan. As of August 3, 2024, there were no letters of credit outstanding under either the 2023 Credit Agreement or the Term Loan. As of August 3, 2024, the Company had approximately $7.9 million available for borrowing under the 2023 Credit Agreement and the Term Loan, after the minimum required excess availability covenant. Availability under the Credit Agreement and the Term Loan fluctuates largely based on eligible inventory levels, and as eligible inventory increases in the second and third fiscal quarters in support of the Company’s back-half sales plans, the Company’s borrowing capacity increases correspondingly. Subsequent to August 3, 2024, the Company borrowed an additional $5.7 million under the 2023 Credit Agreement.

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Impairment of leasehold improvements, fixtures and equipment at stores	$20	$184	$31	$327
Impairment of other long-lived assets(1)	—	817	—	899
Total impairment	$20	$1,001	$31	$1,226

Number of stores with leasehold improvements, fixtures and equipment impairment	1	1	1	3
(1)
Other long-lived asset impairment includes the write-off of software costs, cloud computing implementation costs and fixtures related to the closing of two-ecommerce distribution centers in fiscal 2023.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week and 26-week periods ended August 3, 2024 and July 29, 2023. For a comparison of our results of operations for the 53-week period ended February 3, 2024 and the 52-week period ended January 28, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC on March 29, 2024 (the “Annual Report”). The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

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

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of August 3, 2024, we operated a total of 325 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor and furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating in-store and online environment provides our customers with a unique brand experience.

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

Stores

The following table summarizes store information during the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
New store openings	—	—	1	—
Permanent store closures	4	3	6	6
Decrease in store units	(1.2)%	(0.9)%	(1.5)%	(1.7)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	August 3, 2024	July 29, 2023
Number of stores	325	340
Square footage	2,635,551	2,748,355
Average square footage per store	8,109	8,083

13-Week Period Ended August 3, 2024 Compared to the 13-Week Period Ended July 29, 2023

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	August 3, 2024		July 29, 2023		Change
	$	%	$	%	$	%
Net sales	$86,289	100.0%	$89,504	100.0%	$(3,215)	(3.6)%
Cost of sales	68,629	79.5	72,065	80.5	(3,436)	(4.8)
Gross profit	17,660	20.5	17,439	19.5	221	1.3
Operating expenses:
Compensation and benefits	18,653	21.6	19,217	21.5	(564)	(2.9)
Other operating expenses	11,384	13.2	14,090	15.7	(2,706)	(19.2)
Depreciation (exclusive of depreciation included in cost of sales)	925	1.1	1,222	1.4	(297)	(24.3)
Asset impairment	20	—	1,001	1.1	(981)	(98.0)
Total operating expenses	30,982	35.9	35,530	39.7	(4,548)	(12.8)
Operating loss	(13,322)	(15.4)	(18,091)	(20.2)	4,769	(26.4)
Interest expense	1,420	1.6	750	0.8	670	89.3
Other income	(120)	(0.1)	(127)	(0.1)	7	(5.5)
Loss before income taxes	(14,622)	(16.9)	(18,714)	(20.9)	4,092	(21.9)
Income tax (benefit) expense	(118)	(0.1)	650	0.7	(768)	(118.2)
Net loss	$(14,504)	(16.8)%	$(19,364)	(21.6)%	$4,860	(25.1)%

Net sales. Net sales decreased 3.6% to $86.3 million for the second 13 weeks of fiscal 2024 compared to $89.5 million for the prior year period. Comparable sales decreased 1.7%, or $1.4 million, for the second 13 weeks of fiscal 2024 compared to the prior year period. For the second 13 weeks of fiscal 2024, e-commerce comparable sales decreased 10.6% compared to the prior year period, and store comparable sales increased 1.8% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in online traffic, which was partially offset by higher store traffic and conversion. Merchandise categories performing below prior period levels include furniture, mirrors, ornamental wall décor, art, and lamps while gift, floral and holiday performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 100 basis points from 19.5% in the second 13 weeks of fiscal 2023 to 20.5% in the second 13 weeks of fiscal 2024. The overall increase in gross profit margin was due to favorable merchandise margin, outbound freight costs and depreciation expense, partially offset by unfavorable store occupancy costs. Merchandise margin increased approximately 90 basis points from 51.2% in the second 13 weeks of fiscal 2023 to 52.1% in the second 13 weeks of fiscal 2024, largely due to favorable shrink and damages. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 80 basis points to 7.2% of net sales due to the decline in shipping expense related to the decrease in e-commerce sales, improved management of store routes and rate reductions. Depreciation of store and distribution center assets decreased approximately 30 basis points to 1.8% of net sales in the second 13 weeks of fiscal 2024, due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 100 basis points to 16.5% of net sales due to the sales deleverage on these fixed costs. Distribution center costs remained flat at 6.1% of net sales.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 10 basis points from 21.5% in the second 13 weeks of fiscal 2023 to 21.6% in the second 13 weeks of fiscal 2024, primarily due to sales deleverage of store payroll costs, partially offset by reductions in corporate compensation and benefits costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 250 basis points from 15.7% in the second 13 weeks of fiscal 2023 to 13.2% in the second 13 weeks of fiscal 2024. The decrease as a percentage of net sales was primarily related to reduced advertising costs. In addition, we received a state tax refund due to a recent change in state tax law that offset operating expenses in the quarter.

Income tax (benefit) expense. We recorded an income tax benefit of approximately $118,000, or 0.8% of the loss before income taxes, during the second 13 weeks of fiscal 2024, compared to an income tax expense of approximately $650,000, or (3.5)% of the loss before income taxes, during the prior year period. The change in the tax rate for the second 13 weeks of fiscal 2024 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $14.5 million, or a loss of $1.11 per diluted share, for the second 13 weeks of fiscal 2024 as compared to net loss of $19.4 million, or a loss of $1.51 per diluted share, for the second 13 weeks of fiscal 2023.

26-Week Period Ended August 3, 2024 Compared to the 26-Week Period Ended July 29, 2023

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	August 3, 2024		July 29, 2023		Change
	$	%	$	%	$	%
Net sales	$178,042	100.0%	$186,379	100.0%	$(8,337)	(4.5)%
Cost of sales	133,314	74.9	143,069	76.8	(9,755)	(6.8)
Gross profit	44,728	25.1	43,310	23.2	1,418	3.3
Operating expenses:
Compensation and benefits	37,939	21.3	39,256	21.1	(1,317)	(3.4)
Other operating expenses	25,702	14.4	28,828	15.5	(3,126)	(10.8)
Depreciation (exclusive of depreciation included in cost of sales)	1,886	1.1	2,428	1.3	(542)	(22.3)
Asset impairment	31	—	1,226	0.6	(1,195)	(97.5)
Total operating expenses	65,558	36.8	71,738	38.5	(6,180)	(8.6)
Operating loss	(20,830)	(11.7)	(28,428)	(15.3)	7,598	(26.7)
Interest expense	2,547	1.4	1,252	0.6	1,295	103.4
Other income	(236)	(0.1)	(219)	(0.1)	(17)	7.8
Loss before income taxes	(23,141)	(13.0)	(29,461)	(15.8)	6,320	(21.5)
Income tax expense	193	0.1	2,010	1.1	(1,817)	(90.4)
Net loss	$(23,334)	(13.1)%	$(31,471)	(16.9)%	$8,137	(25.9)%

Net sales. Net sales decreased 4.5% to $178.0 million for the first 26 weeks of fiscal 2024 compared to $186.4 million for the prior year period. Comparable sales decreased 2.6%, or $4.7 million, for the first 26 weeks of fiscal 2024 compared to the prior year period. For the first 26 weeks of fiscal 2024, e-commerce comparable sales decreased 15.1% compared to the prior year period, and store comparable sales increased 2.3% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in online traffic, which was partially offset by higher store traffic and conversion. Merchandise categories performing below prior period levels include furniture, mirrors, ornamental wall décor, textiles, outdoor and housewares, while gift, floral, holiday and decorative accessories performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 190 basis points from 23.2% in the first 26 weeks of fiscal 2023 to 25.1% in the first 26 weeks of fiscal 2024. The overall increase in gross profit margin was due to favorable outbound freight costs, merchandise margin, distribution center costs and depreciation, partially offset by unfavorable store occupancy costs. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 120 basis points to 6.6% of net sales due to the decline in shipping expense related to the decrease in e-commerce sales, improved management of store routes and rate reductions. Merchandise margin increased approximately 80 basis points from 54.1% in the first 26 weeks of fiscal 2023 to 54.9% in the first 26 weeks of fiscal 2024, mainly due to a higher initial product markup and favorable shrink and damages. Distribution center costs decreased approximately 30 basis points to 5.6% of net sales due to increased efficiency and a smooth inventory flow which led to lower compensation and benefits costs and lower fixed costs due to the closure of one e-commerce fulfillment location in the prior year period. Depreciation of store and distribution center assets decreased approximately 30 basis points to 1.8% of net sales in the first 26 weeks of fiscal 2024, due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 70 basis points to 15.8% of net sales due to the sales deleverage on these fixed costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 20 basis points from 21.1% in the first 26 weeks of fiscal 2023 to 21.3% in the first 26 weeks of fiscal 2024, primarily due to sales deleverage of higher store payroll costs, partially offset by reductions in corporate compensation costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 110 basis points from 15.5% in the first 26 weeks of fiscal 2023 to 14.4% in the first 26 weeks of fiscal 2024. The decrease as a percentage of net sales was primarily due to reduced advertising costs, partially offset by increased consulting costs for strategic advisory services. In addition, we received a state tax refund due to a recent change in state tax law that offset operating expenses.

Income tax expense. We recorded income tax expense of approximately $193,000, or (0.8)% of the loss before income taxes, during the first 26 weeks of fiscal 2024, compared to an income tax expense of approximately $2.0 million, or (6.8)% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 26 weeks of fiscal 2024 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $23.3 million, or a loss of $1.79 per diluted share, for the first 26 weeks of fiscal 2024 as compared to net loss of $31.5 million, or a loss of $2.46 per diluted share, for the first 26 weeks of fiscal 2023.

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

The following table shows a reconciliation of operating loss to EBITDA, adjusted EBITDA and adjusted operating loss (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating loss	$(13,322)	$(18,091)	$(20,830)	$(28,428)
Depreciation	2,513	3,092	5,137	6,349
Asset impairment (1)	20	1,001	31	1,226
EBITDA	(10,789)	(13,998)	(15,662)	(20,853)
Non-GAAP adjustments to operating expenses:
Stock-based compensation expense(2)	264	124	556	614
Severance charges(3)	317	378	390	907
Total non-GAAP adjustments	581	502	946	1,521
Adjusted EBITDA	(10,208)	(13,496)	(14,716)	(19,332)
Depreciation	2,513	3,092	5,137	6,349
Adjusted operating loss	$(12,721)	$(16,588)	$(19,853)	$(25,681)

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

In fiscal 2023, we entered into an additional asset-based term loan to provide additional liquidity, as internally generated cash and borrowings under our existing asset-based revolving credit facility did not provide enough liquidity to effectively execute our financial turnaround strategy in fiscal 2024. During the second quarter of fiscal 2024, we implemented expense reductions to streamline our cost structure and improve our liquidity profile. We believe these actions are necessary as part of improving our profitability and liquidity trajectory, while minimizing any disruption to our focus on our strategic initiatives and the overall customer experience. The cost-savings initiatives include a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. In the second through fourth quarters of fiscal 2024, we expect to realize approximately $6 million of savings and estimate approximately $7 million in ongoing annual pre-tax savings from these initiatives. In addition, we retained an investment banking firm specializing in consumer-facing companies to serve as our financial advisor in the pursuit and evaluation of potential strategic opportunities to support us and our initiatives. We have not set a deadline or definitive timetable for the completion of the strategic alternatives review process, and there can be no assurance that this process will result in any particular outcome. We do not intend to comment further regarding the review of strategic alternatives until we determine disclosure is necessary or advisable.

We believe that the combination of our cash balances, cash flow from operations, availability under our 2023 Credit Agreement and our Term Loan and the aforementioned expense reductions will be sufficient to fund our projected operating requirements for one year following the date these financial statements are issued. However, we cannot provide any assurance that our plans will be successful, and if we encounter unforeseen circumstances that place further constraints on our capital resources, we will be required to take various additional measures to conserve liquidity. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

Cash flows from operating activities. Net cash used in operating activities was approximately $26.4 million and $28.5 million during the first 26 weeks of fiscal 2024 and the first 26 weeks of fiscal 2023, respectively. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The decrease in the amount of cash used in operations as compared to the prior year period was mainly due to improved operating results, partially offset by a decline in working capital.

Cash flows from investing activities. Net cash used in investing activities for the first 26 weeks of fiscal 2024 consisted primarily of $1.2 million in capital expenditures as compared to $2.3 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	26-Week Period Ended
	August 3, 2024	July 29, 2023
Existing stores	$789	$943
Technology and omni-channel projects	282	1,263
New and relocated stores	113	13
Corporate	7	37
Distribution center and supply chain enhancements	2	38
Total capital expenditures	$1,193	$2,294

The capital expenditures in the current and prior year period related primarily to the maintenance of existing stores and technology and omni-channel projects.

Cash flows from financing activities. During the first 26 weeks of fiscal 2024, net cash provided by financing activities was $28.2 million, as we borrowed $10.0 million under our term loan and borrowed a net $18.7 million under our revolving credit facility. During the first 26 weeks of fiscal 2023, net cash provided by financing activities was approximately $30.5 million, as we borrowed a net $31.0 million under our revolving credit facility.

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

As of August 3, 2024, we were in compliance with the covenants in the 2023 Credit Agreement and the Term Loan. There were no letters of credit outstanding and approximately $52.7 million, $34.0 million and $46.0 million of outstanding borrowings under the 2023 Credit Agreement at August 3, 2024, February 3, 2024 and July 29, 2023, respectively. There were $10.0 million of outstanding borrowings under the Term Loan at August 3, 2024, and no borrowings under the Term Loan at February 3, 2024. As of August 3, 2024, we had approximately $7.9 million available for borrowing under the 2023 Credit Agreement and the Term Loan, after the minimum required excess availability covenant. Availability under our Credit Agreement and our Term Loan fluctuates largely based on eligible inventory levels, and as eligible inventory increases in the second and third fiscal quarters in support of the Company’s back-half sales plan, our borrowing capacity increases correspondingly. Subsequent to August 3, 2024, we borrowed an additional $5.7 million under the 2023 Credit Agreement.

Share repurchase plan. On January 6, 2022, we announced that our Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of our outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and we may terminate the repurchase plans at any time. We did not repurchase any shares of common stock under our share repurchase plan during the first 26 weeks of fiscal 2024 or 2023. As of August 3, 2024, we had approximately $26.3 million remaining under the current share repurchase plan.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 26-week period ended August 3, 2024. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

New Accounting Pronouncements

See “Note 11 — New Accounting Pronouncements” in the condensed consolidated financial statements for accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowings under our long-term debt agreements, as discussed in “Note 9 — Long-Term Debt,” in the notes to the condensed consolidated financial statements, which bear interest based on variable rates. We had $52.7 million, $34.0 million, $46.0 million in outstanding borrowings under our 2023 Credit Agreement at August 3, 2024, February 3, 2024, and July 29, 2023, respectively. We had $10.0 million in outstanding borrowings under our Term Loan at August 3, 2024, and no borrowings under our Term Loan at February 3, 2024. Subsequent to August 3, 2024, we borrowed an additional $5.7 million under our 2023 Credit Agreement. A one percent increase or decrease in the interest rate on borrowings under our 2023 Credit Agreement or Term Loan at our recent borrowing levels would not have a material impact to our results of operations.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of August 3, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of August 3, 2024, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and the Company may terminate the repurchase plans at any time. For the 26-week period ended August 3, 2024, the Company did not repurchase any shares of common stock under the share repurchase plan. As of August 3, 2024, the Company had approximately $26.3 million remaining under the current share repurchase plan.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement during the quarter ended August 3, 2024.

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

KIRKLAND’S, INC.
Date: September 5, 2024	/s/ Amy E. Sullivan
Amy E. Sullivan President, Chief Executive Officer and Director
Date: September 5, 2024	/s/ W. Michael Madden
W. Michael Madden Executive Vice President and Chief Financial Officer