Form 10-Q
period 2024-11-02
KIRKLAND'S, INC
filed 2024-12-06
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 2, 2024

or

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

Common Stock, no par value – 13,117,942 shares outstanding as of November 29, 2024.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	November 2,	February 3,	October 28,
	2024	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,756	$3,805	$5,765
Inventories, net	111,219	74,090	105,190
Prepaid expenses and other current assets	6,494	7,614	5,863
Total current assets	124,469	85,509	116,818
Property and equipment:
Equipment	19,067	19,144	19,556
Furniture and fixtures	62,846	63,823	65,302
Leasehold improvements	99,923	100,393	101,925
Computer software and hardware	78,765	78,580	83,236
Projects in progress	526	647	643
Property and equipment, gross	261,127	262,587	270,662
Accumulated depreciation	(237,289)	(232,882)	(239,014)
Property and equipment, net	23,838	29,705	31,648
Operating lease right-of-use assets	123,916	126,725	130,513
Other assets	7,591	8,634	6,848
Total assets	$279,814	$250,573	$285,827
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$61,177	$46,010	$55,729
Accrued expenses	23,830	23,163	23,484
Operating lease liabilities	38,541	40,018	39,966
Total current liabilities	123,548	109,191	119,179
Operating lease liabilities	99,222	99,772	108,248
Long-term debt, net	80,397	34,000	62,000
Other liabilities	3,779	4,486	3,685
Total liabilities	306,946	247,449	293,112
Shareholders’ (deficit) equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at November 2, 2024, February 3, 2024, and October 28, 2023, respectively	—	—	—
Common stock, no par value; 100,000,000 shares authorized; 13,117,942; 12,926,022; and 12,923,677, shares issued and outstanding at November 2, 2024, February 3, 2024, and October 28, 2023, respectively	177,310	176,552	176,260
Accumulated deficit	(204,442)	(173,428)	(183,545)
Total shareholders’ (deficit) equity	(27,132)	3,124	(7,285)
Total liabilities and shareholders’ (deficit) equity	$279,814	$250,573	$285,827

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net sales	$114,423	$116,365	$292,465	$302,744
Cost of sales	82,288	85,712	215,602	228,781
Gross profit	32,135	30,653	76,863	73,963
Operating expenses:
Compensation and benefits	19,409	19,841	57,348	59,097
Other operating expenses	14,275	16,104	39,977	44,932
Depreciation (exclusive of depreciation included in cost of sales)	843	1,043	2,729	3,471
Asset impairment	1	316	32	1,542
Total operating expenses	34,528	37,304	100,086	109,042
Operating loss	(2,393)	(6,651)	(23,223)	(35,079)
Interest expense	1,719	1,163	4,266	2,415
Loss on extinguishment of debt	3,338	—	3,338	—
Other income	(126)	(127)	(362)	(346)
Loss before income taxes	(7,324)	(7,687)	(30,465)	(37,148)
Income tax expense (benefit)	356	(1,290)	549	720
Net loss	$(7,680)	$(6,397)	$(31,014)	$(37,868)

Loss per share:
Basic	$(0.59)	$(0.50)	$(2.38)	$(2.95)
Diluted	$(0.59)	$(0.50)	$(2.38)	$(2.95)
Weighted average shares outstanding:
Basic	13,116	12,921	13,052	12,852
Diluted	13,116	12,921	13,052	12,852

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	(Deficit) Equity
Balance at February 3, 2024	12,926,022	$176,552	$(173,428)	$3,124
Restricted stock issued	134,597	—	—	—
Net share settlement of restricted stock units	(21,641)	(51)	—	(51)
Stock-based compensation expense	—	292	—	292
Net loss	—	—	(8,830)	(8,830)
Balance at May 4, 2024	13,038,978	176,793	(182,258)	(5,465)
Restricted stock issued	72,660	—	—	—
Stock-based compensation expense	—	264	—	264
Net loss	—	—	(14,504)	(14,504)
Balance at August 3, 2024	13,111,638	177,057	(196,762)	(19,705)
Restricted stock issued	8,334	—	—	—
Net share settlement of restricted stock units	(2,030)	—	—	—
Stock-based compensation expense	—	253	—	253
Net loss	—	—	(7,680)	(7,680)
Balance at November 2, 2024	13,117,942	$177,310	$(204,442)	$(27,132)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	(Deficit) Equity
Balance at January 28, 2023	12,754,368	$175,450	$(145,677)	$29,773
Restricted stock issued	86,824	—	—	—
Net share settlement of restricted stock units	(28,294)	(76)	—	(76)
Stock-based compensation expense	—	490	—	490
Net loss	—	—	(12,107)	(12,107)
Balance at April 29, 2023	12,812,898	175,864	(157,784)	18,080
Restricted stock issued	104,475	—	—	—
Stock-based compensation expense	—	124	—	124
Net loss	—	—	(19,364)	(19,364)
Balance at July 29, 2023	12,917,373	175,988	(177,148)	(1,160)
Restricted stock issued	8,334	—	—	—
Net share settlement of restricted stock units	(2,030)	(5)	—	(5)
Stock-based compensation expense	—	277	—	277
Net loss	—	—	(6,397)	(6,397)
Balance at October 28, 2023	12,923,677	$176,260	$(183,545)	$(7,285)

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	November 2,	October 28,
	2024	2023
Cash flows from operating activities:
Net loss	$(31,014)	$(37,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	7,476	9,118
Amortization of debt issuance and original issue discount costs	418	80
Asset impairment	32	1,542
Loss (gain) on disposal of property and equipment	15	(20)
Stock-based compensation expense	809	891
Loss on extinguishment of debt	3,338	—
Changes in assets and liabilities:
Inventories, net	(37,129)	(21,119)
Prepaid expenses and other current assets	713	(774)
Accounts payable	15,209	11,885
Accrued expenses	1,147	(2,585)
Operating lease assets and liabilities	736	(3,933)
Other assets and liabilities	(784)	97
Net cash used in operating activities	(39,034)	(42,686)

Cash flows from investing activities:
Proceeds from sale of property and equipment	20	130
Capital expenditures	(1,653)	(3,313)
Net cash used in investing activities	(1,633)	(3,183)

Cash flows from financing activities:
Borrowings on revolving line of credit	40,100	52,000
Repayments on revolving line of credit	(9,100)	(5,000)
Borrowings on FILO term loan	10,000	—
Repayments on FILO term loan	(10,000)	—
Payment of prepayment penalties on extinguishment of debt	(2,638)	—
Proceeds from Beyond transaction	17,000	—
Payments of debt and equity issuance costs	(1,693)	(456)
Cash used in net share settlement of stock options and restricted stock units	(51)	(81)
Net cash provided by financing activities	43,618	46,463

Cash and cash equivalents:
Net increase	2,951	594
Beginning of the period	3,805	5,171
End of the period	$6,756	$5,765

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$516	$804
Non-cash accruals for debt and equity issuance costs	650	—

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of business — Kirkland’s, Inc. (the “Company”, “we”, “our” or “us”) is a specialty retailer of home décor and furnishings in the United States operating 325 stores in 35 states as of November 2, 2024, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Seasonality — The results of the Company’s operations for the 13-week and 39-week periods ended November 2, 2024 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year — The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2024 represents the 52 weeks ending on February 1, 2025, and fiscal 2023 represents the 53 weeks ended on February 3, 2024.

Reclassifications — Certain amounts in the condensed consolidated statement of cash flows for the 39-week period ended October 28, 2023 in the operating activities section have been reclassified to conform to the current period presentation. Income taxes payable or receivable is no longer material to be presented as a separate line item and has been reclassified into prepaid and other current assets and accrued expenses.

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

Strategic partnership with Beyond, Inc. (“Beyond”) — The Company entered into a strategic partnership with Beyond on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable profitable growth and value for all stakeholders. As part of this partnership with Beyond, the companies entered into a $17 million term loan credit agreement (the “Beyond Credit Agreement”), an $8 million subscription agreement (the “Subscription Agreement”), a seven-year collaboration agreement (the “Collaboration Agreement”) and a trademark license agreement (the “Trademark License Agreement”). Proceeds of $17 million from the Beyond Credit Agreement, in the form of an $8.5 million non-convertible term loan (“Non-Convertible Term Loan”) and an $8.5 million convertible term loan (“Convertible Term Loan”) were used by Kirkland's to repay its existing FILO term loan (“FILO Term Loan”), including prepayment fees and transaction expenses, and to reduce borrowings under Kirkland's existing revolving credit facility. The $8 million equity purchase under the Subscription Agreement and the mandatory conversion of the Convertible Term Loan are both subject to the approval of Kirkland's shareholders at the Company’s special meeting of shareholders on December 23, 2024 (“Special Shareholders Meeting”) in accordance with Nasdaq Listing Rules and other customary closing conditions. For further discussion on the agreements with Beyond, refer to “Note 5 — Fair Value Measures”, “Note 9 — Long-Term Debt” and “Note 10 — Subscription Agreement”.

Collaboration Agreement fees — Under the terms of the Collaboration Agreement, the Company gave Beyond the right to receive a percentage of future revenues generated by Kirkland’s over the life of the Collaboration Agreement. The sale of a percentage of Kirkland’s future revenue to Beyond has been accounted for as debt financing, as the Company has significant continuing involvement in the generation of the related cash flows. As a result, the Company recorded the proceeds from these fees as debt, which will be accreted in interest expense using the effective interest rate method over the life of the arrangement. The debt was initially recorded at its fair value, net of allocated discount and deferred costs.

The liability and the related interest expense for these fees are based on the Company’s current estimates of future payments expected to be made over the life of the Collaboration Arrangement. The Company will periodically assess the expected payments using internal projections. To the extent our future estimates of payments are greater or less than previous estimates, the Company will prospectively recognize related non-cash interest expense. For further discussion refer to “Note 5 — Fair Value Measures” and “Note 9 — Long-Term Debt”.

Trademark License Agreement — The Trademark License Agreement with Beyond grants Kirkland’s the exclusive license to operate small format, neighborhood brick-and-mortar retail stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks. Kirkland’s will pay royalty fees as a percentage of net store sales generated under the Bed Bath & Beyond banner during the term of the Collaboration Agreement with that rate increasing as a percentage of net sales after the Collaboration Agreement has terminated, if the locations are still operating. There is also a fixed guaranteed minimum royalty fee during the term of the Collaboration Agreement that takes effect after the opening of the first Bed Bath & Beyond retail store. There were no royalty fees during the 13-week period ended November 2, 2024.

Going concern assessment and management’s plans — The Company’s revenues, results of operations and cash flows have been materially adversely impacted by strategic and macroeconomic factors during the last several fiscal quarters. The persistently challenging home furnishings retail environment, including reduced consumer spending in the category and increased price sensitivity, has significantly impacted the Company’s performance and liquidity levels. Operating loss and negative cash flows from operations continue to reduce the Company’s liquidity levels. For the 39-week period ended November 2, 2024, the Company reported a net loss of $31.0 million and net cash used in operating activities of $39.0 million compared to a net loss of $37.9 million and net cash used in operating activities of $42.7 million in the prior year period.

When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions and events to alleviate substantial doubt. The Company’s plans are focused on improving its operating results and liquidity through sales growth, cost reductions and additional financing. Throughout fiscal 2024, the Company implemented expense reductions to streamline its cost structure and improve its liquidity profile. The Company believes these actions are necessary as part of improving its profitability and liquidity trajectory, while minimizing any disruption to the Company’s focus on its strategic initiatives and the overall customer experience. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. In addition, through the strategic partnership with Beyond, the Company received proceeds of $17 million from the Beyond Credit Agreement, which were used by the Company to repay the outstanding balance on the FILO Term Loan, to pay prepayment fees and transaction expenses, and to reduce borrowings under its existing revolving credit facility. If the $8 million equity purchase under the Subscription Agreement and the mandatory conversion of the Convertible Term Loan are both approved at the Special Shareholders Meeting, the Company will receive additional proceeds of $8 million, and the Convertible Term Loan will convert to equity. If these provisions are not approved, the Company will consider additional cost reductions and financing options.

The Company believes these plans and arrangements will result in adequate cash flows to support its ongoing operations and to meet its covenant requirements for one year following the date these financial statements are issued. However, the Company cannot provide any assurance that its plans will be successful, and if the Company encounters unforeseen circumstances that place further constraints on its capital resources, management will be required to take various additional measures to conserve liquidity. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of the Company’s assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $1.2 million, $1.5 million and $1.4 million reserved for sales returns at November 2, 2024, February 3, 2024 and October 28, 2023, respectively, included in accrued expenses on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $583,000, $710,000 and $609,000 at November 2, 2024, February 3, 2024, and October 28, 2023, respectively.

Deferred e-commerce revenue — E-commerce revenue is deferred until the customer takes possession of the merchandise and the sale is complete, as the Company receives payment before completion of its customer obligations. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses on the condensed consolidated balance sheets was approximately $1.3 million, $0.8 million and $1.2 million at November 2, 2024, February 3, 2024 and October 28, 2023, respectively. The related contract assets, reflected in inventories, net on the condensed consolidated balance sheets, totaled approximately $636,000, $387,000 and $566,000 at November 2, 2024, February 3, 2024 and October 28, 2023, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	November 2, 2024	February 3, 2024	October 28, 2023
Gift card liability, net of estimated breakage (included in accrued expenses)	$10,137	$12,008	$11,448

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Gift card breakage revenue (included in net sales)	$311	$338	$861	$1,673
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,173	1,430	3,093	3,708

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses on the condensed consolidated balance sheets was approximately $1.5 million, $1.4 million, and $1.2 million at November 2, 2024, February 3, 2024 and October 28, 2023, respectively.

Note 3 – Income Taxes

For the 13-week periods ended November 2, 2024 and October 28, 2023, the Company recorded an income tax expense of approximately $356,000, or (4.9)% of the loss before income taxes compared to a benefit of approximately $1.3 million, or 16.8% of the loss before income taxes, respectively. For the 39-week periods ended November 2, 2024 and October 28, 2023, the Company recorded an income tax expense of approximately $549,000, or (1.8)% of the loss before income taxes compared to an expense of approximately $720,000 or (1.9)% of the loss before income taxes, respectively. The change in income taxes for the 13-week and

39-week periods ended November 2, 2024, compared to the prior year periods, was primarily due to changes in valuation allowance adjustments and state income taxes.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the condensed consolidated statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of November 2, 2024 and October 28, 2023, the Company recorded a full valuation allowance against deferred tax assets.

Note 4 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method and shares issuable upon conversion of convertible notes payable. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock, if outstanding grants of restricted stock were vested and if the incremental shares issuable upon conversion of the currently convertible portion of the convertible notes were issued. Stock options, restricted stock units and the currently convertible portion of the convertible notes that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1,357,000 shares and 695,000 shares for the 13-week periods ended November 2, 2024 and October 28, 2023, respectively and 1,077,000 shares and 696,000 shares for the 39-week periods ended November 2, 2024 and October 28, 2023, respectively.

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

Fair value of the Non-Convertible Term Loan, the Convertible Term Loan and the Collaboration Agreement fees, which were entered into on October 21, 2024, are determined on a non-recurring basis, which results are summarized as follows (in thousands):

		November 2, 2024
	Fair Value Hierarchy	Carrying Value (1)	Fair Value
Non-Convertible Term Loan (2)	Level 2	$5,401	$6,393
Convertible Term Loan (2)	Level 2	6,586	7,753
Collaboration Agreement fees (3)	Level 3	3,806	4,450
(1)
See “Note 9 — Long-Term Debt” for further discussion of the carrying values.
(2)
The fair value was estimated using available market information for debt instruments with similar maturities and credit risk.
(3)
The fair value estimate uses the Company’s estimated future revenue projections over the term of the Collaboration Agreement discounted using current market rates for debt investments with similar maturities and credit risk.

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

Note 6 – Commitments and Contingencies

The Company was named as a defendant in a class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on January 8, 2024, the Ninth Circuit affirmed the District Court’s denial of certification as to the subclasses related to the security bag check but reversed the District Court as to the rest break claim. The Ninth Circuit did not address the issue of whether there is liability for the rest break claim. On June 7, 2024, the District Court certified a subclass relating to the rest break claim and has scheduled a trial on the rest break liability issue for July 2025. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		39-Week Period Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$253	$277	$809	$891
Restricted stock units granted	10,000	—	402,585	374,440
Stock options granted	—	—	228,126	237,675

Note 8 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. For the 39-week periods ended November 2, 2024 and October 28, 2023, the Company did not repurchase any shares of common stock under the share repurchase plan. As of November 2, 2024, the Company had approximately $26.3 million remaining under the current share repurchase plan.

Note 9 – Long-Term Debt

Long-term debt, net consisted of the following (in thousands):

	November 2, 2024	February 3, 2024	October 28, 2023
Revolving line of credit	$65,000	$34,000	$62,000
Non-Convertible Term Loan	8,500	—	—
Convertible Term Loan	8,500	—	—
Collaboration Agreement fees	3,806	—	—
Total outstanding borrowings	85,806	34,000	62,000
Less: unamortized debt discount and issuance costs	(5,013)	—	—
Total debt	80,793	34,000	62,000
Less: current portion of long-term debt, included in accrued expenses	(396)	—	—
Long-term debt	$80,397	$34,000	$62,000

Revolving Line of Credit

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

On January 25, 2024, the Company entered into a First Amendment to the 2023 Credit Agreement that increased the advance rate and allowed the Company to enter into the FILO Term Loan (defined below) agreement. Subsequent to January 25, 2024, advances under the 2023 Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 275 basis points with no SOFR floor. Upon the demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 225 basis points. Prior to January 25, 2024, advances under the 2023 Credit Agreement accrued interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor. On October 21, 2024, the Company entered into a Second Amendment to the 2023 Credit Agreement to permit the Beyond Credit Agreement and the Subscription Agreement and to modify the borrowing base calculation and the minimum excess availability covenant. The interest rate and expiration date provisions of the First Amendment to the 2023 Credit Agreement remained unchanged.

The Company is subject to a Third Amended and Restated Security Agreement (“Security Agreement”) with its lenders. Pursuant to the Security Agreement, the Company pledged and granted to the administrative agent, for the benefit of itself and the secured parties specified therein, a lien on and security interest in all of the rights, title and interest in substantially all of the Company’s assets to secure the payment and performance of the obligations under the 2023 Credit Agreement.

The maximum availability under the 2023 Credit Agreement is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the combined borrowing base formula or $8.0 million. As of November 2, 2024, the Company was in compliance with the covenants in the 2023 Credit Agreement and there were no letters of credit outstanding under the 2023 Credit Agreement. As of November 2, 2024, the Company has approximately $16.0 million available for borrowing under the 2023 Credit Agreement, after the minimum required excess availability covenant. Availability under the 2023 Credit Agreement fluctuates largely based on eligible inventory levels, and as eligible inventory increases in the second and third fiscal quarters in support of the Company’s back-half sales plans, the Company’s borrowing capacity increases correspondingly. Subsequent to November 2, 2024, the Company repaid a net $19.0 million under the 2023 Credit Agreement.

FILO Term Loan

On January 25, 2024, the Company entered into a $12.0 million “first-in, last-out” asset-based delayed-draw term loan (the “FILO Term Loan”) with Gordon Brothers Group, via an affiliate entity, 1903P Loan Agent, LLC, as administrative agent and lender. The indebtedness under the FILO Term Loan was subordinated in most respects to the 2023 Credit Agreement. The FILO Term Loan had a maturity date of March 2028, coterminous with the 2023 Credit Agreement. The interest rate of the FILO Term Loan was one-month term SOFR, plus a margin of 9.50%.

Proceeds from the Beyond Credit Agreement (defined below) were used by the Company to repay and terminate the FILO Term Loan on October 21, 2024. The Company paid $12.6 million, which consisted of $10.0 million of debt principal and $2.6 million of prepayment penalties. The Company recorded a loss on extinguishment of debt related to the termination of the FILO Term Loan of $3.3 million during the 13-weeks ended November 2, 2024, of which $2.6 million was for the prepayment penalty and the remainder was related to the write-off of unamortized debt issuance costs.

Beyond Credit Agreement

On October 21, 2024, the Company entered into the Beyond Credit Agreement with Beyond, as administrative agent and lender. The Beyond Credit Agreement consists of an $8.5 million Convertible Term Loan that is mandatorily convertible into Kirkland’s common stock at a price of $1.85 per share for a total of 4,594,594 shares upon the approval of Kirkland’s shareholders and an $8.5 million Non-Convertible Term Loan that is non-convertible. The maturity date on the Non-Convertible Term Loan is September 30, 2028, and the maturity date on the Convertible Term Loan is 180 days from the closing of the Beyond Credit Agreement, or if shareholder approval is not obtained, the maturity date will be extended to September 30, 2028. Beyond can elect to convert a portion of the Convertible Term Loan into shares of Kirkland’s common stock prior to shareholder approval up to a cap of 2,609,215 shares. The indebtedness under the Beyond Credit Agreement is subordinated to the 2023 Credit Agreement and is not subject to a borrowing base calculation. The Beyond Credit Agreement accrues interest at an annual rate equal to SOFR plus a margin of 275 basis points with no SOFR floor. As of November 2, 2024, the Company was in compliance with the covenants in the Beyond Credit Agreement.

Collaboration Agreement Fees

The Company entered into the Collaboration Agreement with Beyond, which outlines the parties’ intentions to collaborate on numerous operating arrangements. Under the Collaboration Agreement, Kirkland’s will pay Beyond a quarterly collaboration fee equal to 0.25% of Kirkland’s quarterly retail and e-commerce revenue starting in the first quarter of fiscal 2025 and continuing for the remaining seven-year term of the Collaboration Agreement. This fee will extend an additional two years beyond the Collaboration Agreement if the Beyond Credit Agreement is still outstanding as of the expiration or termination of the Collaboration Agreement. Kirkland’s will also pay to Beyond an incentive fee equal to 1.5% of Kirkland’s incremental growth in e-commerce revenue during the term of the Collaboration Agreement.

As payments are remitted to Beyond from the Company, the balance of the liability related to the sale of a percentage of future revenue will be repaid over the life of the Collaboration Agreement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future payments to Beyond over the life of the Collaboration Agreement. The $3.8 million initial liability will be accreted to the total of the payments as interest expense over the life of the Collaboration Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 19.6%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the Collaboration Agreement period. The Company will periodically assess the estimated payments to Beyond and to the extent the amount or timing of such fees is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. The main factor that could materially affect the amount of the payments is changes in the Company’s estimated retail and e-commerce revenue.

General Terms and Conditions

Borrowings under the 2023 Credit Agreement and the Beyond Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Beyond Credit Agreement may be declared immediately due and payable.

Note 10 – Subscription Agreement

On October 21, 2024, the Company and Beyond entered into the Subscription Agreement, pursuant to which, upon the approval of Kirkland’s shareholders at the Special Shareholders Meeting, Beyond will purchase $8 million of Kirkland’s common stock at a price of $1.85 per share for a total of 4,324,324 shares. If the $8 million equity purchase under the Subscription Agreement and the mandatory conversion of the Convertible Term Loan are both approved at the Special Shareholders Meeting, the Company will receive additional proceeds of $8 million, and the Convertible Term Loan will convert to equity. After the $8 million equity purchase and the mandatory conversion of the Convertible Term Loan, Beyond would own approximately 40% of Kirkland’s then outstanding common stock. Pursuant to an investor rights agreement, Beyond is subject to a standstill obligation, that among other things, generally restricts Beyond’s ability to acquire more than 40% of the Company’s stock. Any amount of the subscription in excess of the 40% ownership cap would be added to the Non-Convertible Term Loan in accordance with the terms of the Beyond Credit Agreement. If shareholder approval is not obtained by April 19, 2025, the Subscription Agreement shall automatically terminate.

Note 11 – Impairment

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Impairment of leasehold improvements, fixtures and equipment at stores	$1	$268	$32	$595
Impairment of other long-lived assets(1)	—	48	—	947
Total impairment	$1	$316	$32	$1,542

Number of stores with leasehold improvements, fixtures and equipment impairment	—	4	1	6
(1)
Other long-lived asset impairment includes the write-off of software costs, cloud computing implementation costs and fixtures related to the closing of two e-commerce distribution centers in fiscal 2023.

Note 12 – New Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” which requires entities to disclose more detailed information about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expenses and depreciation. This ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adoption to determine the impact it may have on its financial disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week and 39-week periods ended November 2, 2024 and October 28, 2023. For a comparison of our results of operations for the 53-week period ended February 3, 2024 and the 52-week period ended January 28, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC on March 29, 2024 (the “Annual Report”). The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

Except for historical information contained herein, certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar expressions, involve known and unknown risks and uncertainties, many of which are outside of the Company’s control, which may cause our actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the ability to consummate all elements of the Beyond transaction and the satisfaction of the conditions precedent to consummation of the Beyond transaction, including the ability to obtain the various synergies envisioned in the Collaboration Agreement; the ability of Kirkland’s to successfully open Bed Bath & Beyond stores; the ability to successfully market the Company’s products to Beyond’s customers and to implement the Company’s plans, forecasts and other expectations with respect to its business after the completion of the transaction and realize additional opportunities for growth and innovation; the risk of Kirkland’s shareholders not approving the proposed transaction; risks related to Beyond’s optional conversion of a portion of the Convertible Term Loan under the Beyond Credit Agreement; risks related to the Collaboration Agreement and the Trademark License Agreement; the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results and business generally; risks related to the Special Shareholders Meeting diverting management’s attention from ongoing business operations; unexpected costs, charges or expenses resulting from the proposed transaction; potential litigation relating to the proposed transaction against Kirkland’s or Kirkland’s directors, managers or officers, including the effects of any outcomes related thereto; risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility and Beyond term loans, the Company’s ability to successfully implement cost savings and other strategic initiatives intended to improve operating results and liquidity positions, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its brand strategy, the risk that natural disasters, pandemic outbreaks (such as COVID-19), global political events, war and terrorism could impact the Company’s revenues, inventory and supply chain, the continuing consumer impact of inflation and countermeasures, including high interest rates, the effectiveness of the Company’s marketing campaigns, risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact, the Company’s ability to retain its senior management team, continued volatility in the price of the Company’s common stock, the competitive environment in the home décor industry in general and in our specific market areas, inflation, fluctuations in cost and availability of inventory, increased transportation costs and potential interruptions in supply chain, distribution systems and delivery network, including our e-commerce systems and channels, the ability to control employment and other operating costs, availability of suitable retail locations and other growth opportunities, disruptions in information technology systems including the potential for security breaches of our information or our customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of November 2, 2024, we operated a total of 325 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor and furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating in-store and online environment provides our customers with a unique brand experience.

Strategic Partnership with Beyond

We entered into a strategic partnership with Beyond on October 21, 2024, with the purposes of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable profitable growth and value for all stakeholders. As part of this partnership with Beyond, we entered into the Beyond Credit Agreement, Subscription Agreement, Collaboration Agreement and Trademark License Agreement. Proceeds of $17 million from the Beyond Credit Agreement, in the form of an $8.5 Non-Convertible Term Loan and an $8.5 million Convertible Term Loan were used by us to repay our existing FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. The $8 million equity purchase under the Subscription Agreement and the mandatory conversion of the Convertible Term Loan are both subject to the approval of our shareholders at our Special Shareholders Meeting in accordance with Nasdaq Listing Rules and other customary closing conditions. For further discussion on the agreements with Beyond, refer to “Note 1 — Description of Business and Basis of Presentation”, “Note 5 — Fair Value Measures”, “Note 9 — Long-Term Debt” and “Note 10 — Subscription Agreement”.

Challenging Macroeconomic Conditions

The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, high interest rates, declines in consumer spending behavior and aggressive promotional activity. These negative macroeconomic factors have impacted our business, results of operations, cash flows and liquidity levels over the last several fiscal quarters. They have also made it difficult to execute our strategic initiatives, including our financial turnaround strategy. See “Liquidity and Capital Resources” for additional information regarding our plans to mitigate these factors.

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

Stores

The following table summarizes store information during the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
New store openings	—	—	1	—
Store closures	—	1	6	7
Store relocations	—	1	—	1
Decrease in store units	0.0%	(0.3)%	(1.5)%	(2.0)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	November 2, 2024	October 28, 2023
Number of stores	325	339
Square footage	2,635,551	2,744,048
Average square footage per store	8,109	8,095

13-Week Period Ended November 2, 2024 Compared to the 13-Week Period Ended October 28, 2023

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	November 2, 2024		October 28, 2023		Change
	$	%	$	%	$	%
Net sales	$114,423	100.0%	$116,365	100.0%	$(1,942)	(1.7)%
Cost of sales	82,288	71.9	85,712	73.7	(3,424)	(4.0)
Gross profit	32,135	28.1	30,653	26.3	1,482	4.8
Operating expenses:
Compensation and benefits	19,409	17.0	19,841	17.0	(432)	(2.2)
Other operating expenses	14,275	12.5	16,104	13.8	(1,829)	(11.4)
Depreciation (exclusive of depreciation included in cost of sales)	843	0.7	1,043	0.9	(200)	(19.2)
Asset impairment	1	—	316	0.3	(315)	(99.7)
Total operating expenses	34,528	30.2	37,304	32.0	(2,776)	(7.4)
Operating loss	(2,393)	(2.1)	(6,651)	(5.7)	4,258	(64.0)
Interest expense	1,719	1.5	1,163	1.0	556	47.8
Loss on extinguishment of debt	3,338	2.9	—	—	3,338	100.0
Other income	(126)	(0.1)	(127)	(0.1)	1	(0.8)
Loss before income taxes	(7,324)	(6.4)	(7,687)	(6.6)	363	(4.7)
Income tax expense (benefit)	356	0.3	(1,290)	(1.1)	1,646	(127.6)
Net loss	$(7,680)	(6.7)%	$(6,397)	(5.5)%	$(1,283)	20.1%

Net sales. Net sales decreased 1.7% to $114.4 million for the third 13 weeks of fiscal 2024 compared to $116.4 million for the prior year period. Comparable sales decreased 3.0%, or $3.5 million, for the third 13 weeks of fiscal 2024 compared to the prior year period. For the third 13 weeks of fiscal 2024, e-commerce comparable sales decreased 14.9% compared to the prior year period, and store comparable sales increased 1.6% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in e-commerce conversion, which was partially offset by higher consolidated traffic and store conversion. Comparable sales performance was also negatively impacted by approximately 1.0% related to hurricane disruptions across a significant portion of the store base. Merchandise categories performing below prior period levels include furniture, mirrors, art and ornamental wall décor, while gift, fragrance and floral performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 180 basis points from 26.3% in the third 13 weeks of fiscal 2023 to 28.1% in the third 13 weeks of fiscal 2024. The overall increase in gross profit margin was due to favorable distribution center costs, outbound freight costs, and depreciation, partially offset by unfavorable merchandise margin and store occupancy costs. Distribution center costs decreased 130 basis points to 4.8% of net sales due to improved levels of cost capitalization in inventory in the current year period due to a later inventory increase compared to the prior year quarter. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 120 basis points to 6.8% of net sales due to the decline in shipping expense related to the decrease in e-commerce sales and improved management of store routes and rate reductions. Depreciation of store and distribution center assets decreased approximately 20 basis points to 1.3% of net sales in the third 13 weeks of fiscal 2024, due to certain assets becoming fully depreciated. Merchandise margin decreased approximately 50 basis points from 54.0% in the third 13 weeks of fiscal 2023 to 53.5% in the third 13 weeks of fiscal 2024, mainly due to increased promotional activity and to a lesser extent, higher inbound freight costs. Store occupancy costs increased approximately 40 basis points to 12.5% of net sales due to the sales deleverage on these fixed costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales remained flat at 17.0% in the third 13 weeks of fiscal 2023 and the third 13 weeks of fiscal 2024, primarily due to higher store bonus and employee benefits expenses, partially offset by reductions in corporate compensation and benefits costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 130 basis points from 13.8% in the third 13 weeks of fiscal 2023 to 12.5% in the third 13 weeks of fiscal 2024. The decrease as a percentage of net sales was primarily related to reduced advertising costs.

Loss on extinguishment of debt. Loss on extinguishment of debt, related to the payoff of our FILO Term Loan, was $3.3 million in the third 13 weeks of fiscal 2024, of which $2.6 million was related to a prepayment penalty and the remainder was for the write-off of the remaining unamortized debt issuance costs.

Income tax expense (benefit). We recorded an income tax expense of approximately $356,000, or (4.9)% of the loss before income taxes, during the third 13 weeks of fiscal 2024, compared to an income tax benefit of approximately $1.3 million, or 16.8% of the loss before income taxes, during the prior year period. The change in the tax rate for the third 13 weeks of fiscal 2024 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $7.7 million, or a loss of $0.59 per diluted share, for the third 13 weeks of fiscal 2024 as compared to net loss of $6.4 million, or a loss of $0.50 per diluted share, for the third 13 weeks of fiscal 2023.

39-Week Period Ended November 2, 2024 Compared to the 39-Week Period Ended October 28, 2023

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	November 2, 2024		October 28, 2023		Change
	$	%	$	%	$	%
Net sales	$292,465	100.0%	$302,744	100.0%	$(10,279)	(3.4)%
Cost of sales	215,602	73.7	228,781	75.6	(13,179)	(5.8)
Gross profit	76,863	26.3	73,963	24.4	2,900	3.9
Operating expenses:
Compensation and benefits	57,348	19.6	59,097	19.5	(1,749)	(3.0)
Other operating expenses	39,977	13.7	44,932	14.8	(4,955)	(11.0)
Depreciation (exclusive of depreciation included in cost of sales)	2,729	0.9	3,471	1.2	(742)	(21.4)
Asset impairment	32	—	1,542	0.5	(1,510)	(97.9)
Total operating expenses	100,086	34.2	109,042	36.0	(8,956)	(8.2)
Operating loss	(23,223)	(7.9)	(35,079)	(11.6)	11,856	(33.8)
Interest expense	4,266	1.5	2,415	0.8	1,851	76.6
Loss on extinguishment of debt	3,338	1.1	—	—	3,338	100.0
Other income	(362)	(0.1)	(346)	(0.1)	(16)	4.6
Loss before income taxes	(30,465)	(10.4)	(37,148)	(12.3)	6,683	(18.0)
Income tax expense	549	0.2	720	0.2	(171)	(23.8)
Net loss	$(31,014)	(10.6)%	$(37,868)	(12.5)%	$6,854	(18.1)%

Net sales. Net sales decreased 3.4% to $292.5 million for the first 39 weeks of fiscal 2024 compared to $302.7 million for the prior year period. Comparable sales decreased 2.7%, or $8.2 million, for the first 39 weeks of fiscal 2024 compared to the prior year period. For the first 39 weeks of fiscal 2024, e-commerce comparable sales decreased 15.0% compared to the prior year period, and store comparable sales increased 2.0% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in online conversion, which was partially offset by higher consolidated traffic and store conversion. Merchandise categories performing below prior period levels include furniture, mirrors, ornamental wall décor, art, lamps and outdoor textiles, while gift, floral and holiday décor performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales increased 190 basis points from 24.4% in the first 39 weeks of fiscal 2023 to 26.3% in the first 39 weeks of fiscal 2024. The overall increase in gross profit margin was due to favorable outbound freight costs, distribution center costs, merchandise margin and depreciation, partially offset by unfavorable store occupancy costs. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 120 basis points to 6.7% of net sales due to the decline in shipping expense related to the decrease in e-commerce sales, improved management of store routes and rate reductions. Distribution center costs decreased approximately 70 basis points to 5.3% of net sales due to increased efficiency and a smooth inventory flow which led to lower compensation and benefits costs and lower fixed costs due to the closure of two e-commerce fulfillment location in the prior year period. Merchandise margin increased approximately 30 basis points from 54.1% in the first 39 weeks of fiscal 2023 to 54.4% in the first 39 weeks of fiscal 2024, mainly due to a higher initial product markup and favorable shrink and damages. Depreciation of store and distribution center assets decreased approximately 30 basis points to 1.6% of net sales in the first 39 weeks of fiscal 2024, due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 60 basis points to 14.5% of net sales due to the sales deleverage on these fixed costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 10 basis points from 19.5% in the first 39 weeks of fiscal 2023 to 19.6% in the first 39 weeks of fiscal 2024, primarily due to sales deleverage of higher store payroll costs, partially offset by reductions in corporate compensation costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 110 basis points from 14.8% in the first 39 weeks of fiscal 2023 to 13.7% in the first 39 weeks of fiscal 2024. The decrease as a percentage of net sales was primarily due to reduced advertising costs, partially offset by increased consulting costs for strategic advisory services. In addition, we received a state tax refund due to a recent change in state tax law that offset operating expenses in the first 39 weeks of fiscal 2024.

Loss on extinguishment of debt. Loss on extinguishment of debt, related to the payoff of our FILO Term Loan, was $3.3 million in the first 39 weeks of fiscal 2024, of which $2.6 million was related to a prepayment penalty and the remainder was for the write-off of the remaining unamortized debt issuance costs.

Income tax expense. We recorded income tax expense of approximately $549,000, or (1.8)% of the loss before income taxes, during the first 39 weeks of fiscal 2024, compared to an income tax expense of approximately $720,000, or (1.9)% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 39 weeks of fiscal 2024 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $31.0 million, or a loss of $2.38 per diluted share, for the first 39 weeks of fiscal 2024 as compared to net loss of $37.9 million, or a loss of $2.95 per diluted share, for the first 39 weeks of fiscal 2023.

Non-GAAP Financial Measures

To supplement our unaudited consolidated condensed financial statements presented in accordance with GAAP, we provide certain non-GAAP financial measures, including EBITDA, adjusted EBITDA, adjusted operating loss, adjusted net loss and adjusted diluted loss per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP financial measures. We use these non-GAAP financial measures internally in analyzing our financial results and believe that they provide useful information to analysts and investors, as a supplement to GAAP financial measures, in evaluating our operational performance.

We define EBITDA as net loss before interest and the provision for income tax, which is equivalent to operating loss, adjusted for depreciation and asset impairment. Adjusted EBITDA is defined as EBITDA adjusted to remove stock-based compensation expense, due to the non-cash nature of this expense, to remove severance, as it fluctuates based on the needs of the business and does not represent a normal recurring operating expense, and to remove any financing related legal or professional fees not subject to capitalization. Adjusted operating loss is defined as adjusted EBITDA including depreciation. We define adjusted net loss as net loss adjusted for stock compensation, severance, any financing related legal or professional fees not subject to capitalization and the loss on extinguishment of debt, due to either the non-recurring or non-cash nature of these expenses and the related tax adjustments. We define adjusted loss per diluted share as adjusted net income divided by weighted average diluted share count.

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

The following table shows a reconciliation of operating loss to EBITDA, adjusted EBITDA and adjusted operating loss and a reconciliation of net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share (in thousands, except for share data) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating loss	$(2,393)	$(6,651)	$(23,223)	$(35,079)
Depreciation	2,339	2,769	7,476	9,118
Asset impairment (1)	1	316	32	1,542
EBITDA	(53)	(3,566)	(15,715)	(24,419)
Non-GAAP adjustments to operating expenses:
Stock-based compensation expense(2)	253	277	809	891
Beyond transaction costs not subject to capitalization(3)	266	—	266	—
Severance charges(4)	—	50	390	957
Total non-GAAP adjustments	519	327	1,465	1,848
Adjusted EBITDA	466	(3,239)	(14,250)	(22,571)
Depreciation	2,339	2,769	7,476	9,118
Adjusted operating loss	$(1,873)	$(6,008)	$(21,726)	$(31,689)

Net loss	$(7,680)	$(6,397)	$(31,014)	$(37,868)
Non-GAAP adjustments:
Asset impairment(1)	1	316	32	1,542
Stock-based compensation expense(2)	253	277	809	891
Beyond transaction costs not subject to capitalization(3)	266	—	266	—
Severance charges(4)	—	50	390	957
Loss on extinguishment of debt(5)	3,338	—	3,338	—
Total adjustments	3,858	643	4,835	3,390
Tax benefit (expense) of adjustments	2	(122)	20	66
Total non-GAAP adjustments, net of tax	3,860	521	4,855	3,456
Adjusted net loss	$(3,820)	$(5,876)	$(26,159)	$(34,412)

Diluted loss per share	$(0.59)	$(0.50)	$(2.38)	$(2.95)
Adjusted diluted loss per share	$(0.29)	$(0.45)	$(2.00)	$(2.68)

Diluted weighted average shares outstanding	13,116	12,921	13,052	12,852
Adjusted diluted weighted average shares outstanding	13,116	12,921	13,052	12,852

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
(3)
The costs incurred during the 13-week and 39-week periods ended November 2, 2024, include consulting and legal fees relating to the Company’s transaction with Beyond that, due to their nature, were not capitalized as deferred debt or equity issuance costs. Given the magnitude and scope of this strategic transaction, which is not expected to recur in the foreseeable future, the Company considers the incremental consulting and legal fees incurred not reflective of the ongoing costs to operate its business.
(4)
Severance charges include expenses related to severance agreements and permanent store closure compensation costs.
(5)
Loss on extinguishment of debt includes expenses related to the extinguishment of the FILO Term Loan including a $2.6 million prepayment penalty and the write-off of the remaining unamortized debt issuance costs.

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

In fiscal 2023, we entered into the FILO Term Loan to provide additional liquidity, as internally generated cash and borrowings under our existing asset-based revolving credit facility did not provide enough liquidity to effectively execute our financial turnaround strategy in fiscal 2024. Throughout fiscal 2024, we implemented expense reductions to streamline our cost structure and improve our liquidity profile. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. On October 21, 2024, we entered into the Beyond Credit Agreement and Subscription Agreement. We believe these actions are necessary as part of improving our profitability and liquidity trajectory, while minimizing any disruption to our focus on our strategic initiatives and the overall customer experience. As part of this partnership, Beyond is investing $25 million in us through a combined debt and equity transaction. Proceeds of $17 million from the Beyond Credit Agreement were used by us to repay our FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. The $8 million equity purchase under the Subscription Agreement and the mandatory conversion of the Beyond Convertible Term Loan are both subject to the approval of Kirkland's shareholders at the Company’s Special Shareholders Meeting in accordance with Nasdaq Listing Rules and other customary closing conditions.

We believe that the combination of our cash balances, cash flow from operations, availability under our 2023 Credit Agreement and the aforementioned expense reductions will be sufficient to fund our projected operating requirements for one year following the date these financial statements are issued. However, we cannot provide any assurance that our plans will be successful, and if we encounter unforeseen circumstances that place further constraints on our capital resources, we will be required to take various additional measures to conserve liquidity. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

Cash flows from operating activities. Net cash used in operating activities was approximately $39.0 million and $42.7 million during the first 39 weeks of fiscal 2024 and the first 39 weeks of fiscal 2023, respectively. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The decrease in the amount of cash used in operations as compared to the prior year period was mainly due to improved operating results, partially offset by a decline in working capital.

Cash flows from investing activities. Net cash used in investing activities for the first 39 weeks of fiscal 2024 consisted primarily of $1.7 million in capital expenditures as compared to $3.3 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	39-Week Period Ended
	November 2, 2024	October 28, 2023
Existing stores	$1,012	$896
Technology and omni-channel projects	322	1,619
New and relocated stores	305	484
Corporate	12	243
Distribution center and supply chain enhancements	2	71
Total capital expenditures	$1,653	$3,313

The capital expenditures in the current and prior year period related primarily to the maintenance of existing stores and technology and omni-channel projects.

Cash flows from financing activities. During the first 39 weeks of fiscal 2024, net cash provided by financing activities was $43.6 million, as we borrowed $17.0 million under our Beyond Credit Agreement and borrowed a net $31.0 million under our revolving credit facility, partially offset by prepayment penalties payments of $2.6 million and $1.7 million of debt and equity issuance cost payments. During the first 39 weeks of fiscal 2023, net cash provided by financing activities was approximately $46.5 million, as we borrowed a net $47.0 million under our revolving credit facility, partially offset by $0.5 million of debt issuance cost payments.

Long-term debt. The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	November 2, 2024	February 3, 2024	October 28, 2023
Revolving line of credit	$65,000	$34,000	$62,000
Non-Convertible Term Loan	8,500	—	—
Convertible Term Loan	8,500	—	—
Collaboration Agreement fees	3,806	—	—
Total outstanding borrowings	85,806	34,000	62,000
Less: unamortized debt discount and issuance costs	(5,013)	—	—
Total debt	80,793	34,000	62,000
Less: current portion of long-term debt, included in accrued expenses	(396)	—	—
Long-term debt	$80,397	$34,000	$62,000

For additional information about our outstanding borrowings see “Note 9 — Long-term Debt” in the condensed consolidated financial statements.

Subscription Agreement. See “Note 10 — Subscription Agreement” in the condensed consolidated financial statements for a description of the Subscription Agreement.

Share repurchase plan. See “Note 8 — Share Repurchase Plan” in the condensed consolidated financial statements for a description of our share repurchase plan.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 39-week period ended November 2, 2024. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

New Accounting Pronouncements

See “Note 12 — New Accounting Pronouncements” in the condensed consolidated financial statements for accounting pronouncements not yet adopted.

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

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of November 2, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of November 2, 2024, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report should be carefully considered together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in the Annual Report, except for the updates set forth below regarding the transaction with Beyond. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not be able to consummate all elements of the Beyond transaction or satisfy all of the conditions precedent to consummation of the proposed transaction.

We entered into a strategic partnership with Beyond on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable profitable growth and value for all stakeholders. As part of this partnership, Beyond is investing $25 million in us through a combined debt and equity transaction. Proceeds of $17 million from the Beyond Credit Agreement were used by us to repay our existing FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. The $8 million equity purchase under the Subscription Agreement and the mandatory debt conversion of the Convertible Term Loan are both subject to the approval of Kirkland's shareholders at the Company’s Special Shareholders Meeting in accordance with Nasdaq Listing Rules and other customary closing conditions. If our shareholders do not approve the mandatory conversion of the Convertible Term Loan under the Beyond Credit Agreement and the $8 million equity purchase under the Subscription Agreement, it would have a negative impact on our cash flows and financial condition.

We might not be able to obtain various synergies as contemplated in the Collaboration Agreement.

Our ability to obtain the various synergies envisioned in the Collaboration Agreement is dependent on successfully identifying, developing and implementing plans and initiatives intended to drive such synergies. If such plans and initiatives are not properly identified, developed and successfully executed, or if execution or realization of positive synergies takes longer than expected, our financial condition and results of operations could be adversely affected. There can be no assurance that we will be able to successfully open and operate Bed Bath & Beyond retail stores under the Trademark License Agreement, which grants us the exclusive license to operate small format, neighborhood brick-and-mortar stores under licensed Beyond-owned trademarks. If we do open and operate the stores, there can be no assurance that they will be profitable. The success of our plans and initiatives is subject to risks and uncertainties with respect to execution, market conditions, customer acceptance and other factors that may cause actual results, performance or achievements to differ materially, and adversely, from our plans or expected results.

In addition, our ability to successfully market our products to Beyond’s customers and to grow our customer base might not be successful. We can provide no assurance that we can realize additional opportunities for growth and innovation through this partnership. Further, we could lose current customers because of this partnership by alienating our current customer base, which could negatively impact our operating performance.

There might be unintended and unanticipated negative side effects related to the Beyond transaction.

The announcement or pendency of the Beyond transaction could have a negative impact on the Company’s business relationships, operating results and business generally. The Special Shareholders Meeting, or any other component of the Beyond transaction, could divert management’s attention from ongoing business operations. Also, there could be unexpected costs, charges or expenses resulting from the proposed transaction. Finally, there could be potential litigation relating to the proposed transaction against the Company or the Company’s directors, managers or officers, including the effects of any outcomes related thereto. Any one of these risks could negatively impact our operating performance and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and the Company may terminate the repurchase plans at any time. For the 39-week period ended November 2, 2024, the Company did not repurchase any shares of common stock under the share repurchase plan. As of November 2, 2024, the Company had approximately $26.3 million remaining under the current share repurchase plan.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement during the quarter ended November 2, 2024.

ITEM 6. EXHIBITS

(a)
Exhibits.

Exhibit No.	Description of Document
10.1*

Term Loan Credit Agreement dated as of October 21, 2024, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto (Exhibit 10.1 to Form 8-K filed on October 21, 2024).

10.2*	Subscription Agreement, dated as of October 21, 2024, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.2 to Form 8-K filed on October 21, 2024).
10.3*	Investor Rights Agreement, dated as of October 21, 2024, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.3 to Form 8-K filed on October 21, 2024).
10.4*	Collaboration Agreement dated as of October 21, 2024, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.4 to Form 8-K filed on October 21, 2024).
10.5*	Trademark License Agreement, dated as of October 21, 2024, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.5 to Form 8-K filed on October 21, 2024).
10.6*

Second Amendment to Third Amended and Restated Credit Agreement dated as of October 21, 2024, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (Exhibit 10.6 to Form 8-K filed on October 21, 2024).

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

KIRKLAND’S, INC.
Date: December 6, 2024	/s/ Amy E. Sullivan
Amy E. Sullivan President, Chief Executive Officer and Director
Date: December 6, 2024	/s/ W. Michael Madden
W. Michael Madden Executive Vice President and Chief Financial Officer