Form 10-K
period 2025-02-01
KIRKLAND'S, INC
filed 2025-05-02
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $18.2 million based on the last sale price of the common stock as reported by The Nasdaq Stock Market.

As of April 21, 2025, there were 22,454,348 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2025 Annual Meeting of Shareholders of Kirkland’s, Inc. are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (“Form 10-K”) contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These statements may be found throughout this Form 10-K, particularly under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among others. Forward-looking statements typically are identified by the use of terms such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “plan,” “seek,” “may,” “could,” “strategy,” and similar words, although some forward-looking statements are expressed differently. You should consider statements that contain these words carefully because they describe our expectations, plans, strategies and goals and our beliefs concerning future business conditions, our results of operations, financial position and our business outlook or state other “forward-looking” information based on currently available information. The factors listed in “Item 1A. Risk Factors” and in the other sections of this Form 10-K provide examples of risks, uncertainties and events that could cause our actual results to differ materially from the expectations expressed in our forward-looking statements.

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

The terms “Kirkland’s,” “Kirkland’s Home,” the “Company,” “we,” “us,” and “our” as used in this Form 10-K refer to Kirkland’s, Inc.

PART I

Item 1. Business

General

We are a specialty retailer of home décor and furnishings in the United States. As of February 1, 2025, we operated a total of 317 stores in 35 states as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We were founded in 1966, and our current parent corporation, Kirkland’s, Inc., was incorporated in 1981. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor and furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating in-store and online environment provides our customers with a unique brand experience.

Strategic Partnership with Beyond

We entered into a strategic partnership with Beyond, Inc. (“Beyond”) on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable, profitable growth and value for all stakeholders. As part of this partnership with Beyond, we entered into a $17 million term loan credit agreement (the “Beyond Credit Agreement”), an $8 million subscription agreement (the “Beyond Subscription Agreement”), a seven-year collaboration agreement (the “Collaboration Agreement”) and a trademark license agreement (the “Trademark License Agreement”). Proceeds of $17 million from the Beyond Credit Agreement, in the form of an $8.5 million non-convertible term loan (the “Non-Convertible Term Loan”) and an $8.5 million convertible term loan (the “Convertible Term Loan”) were used by us to repay our existing $12.0 million “first-in, last-out” asset-based delayed-draw term loan (the “FILO Term Loan”), including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. Under the Trademark License Agreement, we have the exclusive license to operate small format, neighborhood brick-and-mortar stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks, which include Bed Bath & Beyond, Buy Buy Baby and Overstock, and we may sell Bed Bath & Beyond branded merchandise in existing Kirkland’s Home stores.

The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were approved by our shareholders at our special meeting of shareholders on February 5, 2025 (the “Special Shareholders Meeting”) in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Kirkland’s common stock, no par value (“Common Stock”) to Beyond, which completed the transaction. For further discussion on the agreements with Beyond, refer to “Item 8. Financial Statements and Supplementary Data – Note 1 — Description of Business and Significant Accounting Policies”, “Note 4 — Fair Value Measurements”, “Note 5 — Long-Term Debt” and “Note 6 — Subscription Agreements”.

Business Strategy

Our mission is to make Kirkland’s the destination for seasonally relevant home décor, furnishings and gifts. We strive to offer on-trend, curated product assortments at a great value. During fiscal 2024, we rebalanced our value proposition by moderating the growth in high ticket categories and maximizing our position in value home accents, seasonal décor and gifts at amazing price points to appeal to our core customers. In fiscal 2025, we have begun strategic actions including eliminating SKUs that do not meet our margin standards after shipping, handling and returns, expanding product categories to drive average order value and maximizing our omni-channel assets by reallocating lower priced inventory to brick & mortar stores to maximize our Buy Online Pick-up In Store (“BOPIS”) capabilities. We are focused on engaging and growing our customer base and extending the reach of our brand to new customers through private label distribution across our collective family of omni-channel brands. We believe the following four components of our business strategy are key to positioning our brand and our future growth and success.

Customer. We are committed to keeping the voice of the customer at the center of our brand; and we are using our brand voice and marketing tactics to acquire, reactivate and retain existing customers and to reach new customers through our partnership with Beyond.

Merchandise. We are committed to being product obsessed, delivering a unique omni-channel product strategy of curated, on-trend and seasonally relevant home décor at a great price. We will be known for “always something new” to drive demand in each quarter throughout the year.

Omni-channel experience. We will deliver a channel strategy that meets our customers whenever and wherever they want to shop while driving a path to profitability in both stores and online. We are enhancing our e-commerce site experience and improving conversion, as well as prioritizing profitability through our collaboration with Beyond by leveraging their expertise and partnerships. We are also shifting lower priced inventory to stores to drive average order value online. In fiscal 2025, we plan to begin leveraging our partnership with Beyond by opening new locations or converting existing locations to Bed Bath & Beyond, Buy Buy Baby or Overstock branded stores, and we anticipate closing approximately 15 to 20 underperforming Kirkland’s Home locations.

Operational efficiency. As a value brand, we are committed to remaining disciplined in our operational effectiveness through supply chain efficiency and performance, technology enablement, and cost containment as we seek to return our brand to profitability and deliver sustained long-term value for our shareholders.

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

Our merchandise categories include holiday décor, furniture, textiles, decorative accessories, art, home fragrance, ornamental wall décor, mirrors, floral, housewares, lighting, outdoor and gift. The following table presents the percentage of net sales contributed by our merchandise categories based on our current category structure over the last three fiscal years:

	% of Net Sales
Merchandise Category	Fiscal 2024	Fiscal 2023	Fiscal 2022
Holiday Décor	22%	20%	19%
Furniture	14	17	18
Textiles	11	11	11
Decorative Accessories	9	9	7
Art	7	8	8
Home Fragrance	7	7	7
Ornamental Wall Décor	6	6	8
Mirrors	5	6	7
Floral	5	4	4
Housewares	4	4	4
Lighting	4	4	4
Outdoor	3	3	3
Gift	3	1	0
Total	100%	100%	100%

Our visual merchandising strategy is continuously evolving to meet the vision of our assortment. We strive to inspire our customers with a mix of inspirational lifestyle settings and impactful key item placement. Our visual merchandising team creates thoughtful, cohesive guides for our stores, utilizing fresh, creative window displays and maximizing the productivity of our fixtures.

Buying and Inventory Management

Our buying team approves the design of all of our products, negotiates with vendors and works with our merchandise planning and allocation team to optimize merchandise quantity and mix by category in our stores and on our website. We purchase merchandise from approximately 180 vendors, with no vendor representing more than 10% of our purchases during fiscal 2024. Approximately 80 core vendors accounted for approximately 92% of our merchandise purchases during fiscal 2024.

Our global sourcing team manages our sourcing strategies, and it has successfully diversified our purchases from primarily Chinese vendors to suppliers in multiple countries. In fiscal 2024 and 2023, direct sourcing accounted for approximately 49% and 47% of our merchandise purchases, respectively. We partner with three sourcing agents that assist with sourcing activities in China, India, Southeast Asia and Europe. Our merchandise comes from numerous foreign and domestic manufacturers and importers. For fiscal 2024, the manufacturing countries of origin for our merchandise receipts were approximately 71% China, 14% India, 6% United States, 6% Vietnam and 3% other countries. Our strategy remains focused on continuing to diversify sourcing opportunities and minimize tariff risks. This approach enables us to gain a competitive advantage through a streamlined and well-diversified buying network.

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

Store operations is managed by corporate personnel, a national sales director and 16 district managers, who have responsibility for an average of 20 stores within a geographic district, and store managers. Store managers and assistant managers are responsible for the day-to-day operation of the store, including sales, customer service, merchandise display, talent development and store security. A typical store operates seven days a week with an average of 8 to 16 employees, including a combination of full and part-time employees, depending on the volume of the store and the season. Additional part-time employees are typically hired to assist with the increased traffic and sales volume in the fourth quarter of the calendar year.

Real Estate

We are prioritizing improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and multi-brand strategy, over store growth. In 2025, we plan, through existing store conversion or leasing new real estate, to open our first stores outside of the Kirkland’s Home brand, potentially including Bed Bath & Beyond, Buy Buy Baby or Overstock stores. Also, we anticipate closing approximately 15 to 20 underperforming Kirkland’s Home stores in fiscal 2025, as we execute our store profitability strategy, which is to eliminate or convert underperforming stores to improve profitability of the Company.

As of February 1, 2025, we operated 317 stores, including 274 “power” strip or “lifestyle” centers, 22 freestanding locations, 11 mall locations and 10 outlet centers.

The following table provides a history of our store openings and closings for the last five fiscal years:

	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2020
Stores open at beginning of period	330	346	361	373	432
New store openings	2	—	1	4	—
Permanent store closings	(15)	(16)	(16)	(16)	(59)
Stores open at end of period	317	330	346	361	373

Distribution and Logistics

We have a comprehensive approach to the management of our merchandise supply chain. We continuously evaluate the impact of our omni-channel strategies on our business, and frequently implement enhancements to our supply chain infrastructure and warehouse management system to support store and e-commerce fulfillment.

Our main retail distribution center in Jackson, Tennessee services approximately 70% of our stores and a third-party operated retail fulfillment facility in Lancaster, Texas services the other 30% of our stores. Our main Jackson, Tennessee retail distribution center also supports our e-commerce fulfillment. In 2023, we closed our North Las Vegas, Nevada and Winchester, Virginia e-commerce order fulfillment centers to reduce fixed costs and consolidate our operations. We also have a third-party operated west coast distribution operation, which provides for the improved flow of merchandise through our supply chain network. By virtue of this operation, we gain control of merchandise when it enters the west coast port, which allows us to allocate and distribute inventory directly to either our Jackson, Tennessee or Lancaster, Texas distribution centers.

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

Omni-Channel

Our strategy is to meet our customers whenever and wherever they want to shop by creating meaningful content that engages the customer and either converts them online or allows them to pre-shop for an in-store purchase. We have multiple online fulfillment options, including delivery to the customer’s home directly from our warehouses or from vendors, ship-to-store and BOPIS programs.

As part of our omni-channel profitability strategy, we are focused on eliminating SKUs that do not meet margin standards after shipping, handling and returns, strategically expanding product categories to drive average order value and maximizing our omni-channel assets by reallocating lower priced inventory to stores. In addition, through collaboration with Beyond, we intend to leverage their expertise and partnerships to enhance site experience and improve conversion. Our e-commerce channel is an integral part of our Kirkland’s Home customer journey, and we believe the actions we are taking will deliver a more profitable transaction.

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

The Trademark License Agreement with Beyond grants us the exclusive license to operate small format, neighborhood brick-and-mortar retail stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks, including Bed Bath & Beyond, Buy Buy Baby and Overstock.

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

Human Capital

Overview. We employed approximately 835 full-time and 3,175 part-time employees as of February 1, 2025. The number of our employees fluctuates with seasonal needs. We generally experience our highest level of employment during the fourth fiscal quarter. Of our 4,010 employees, approximately 3,690 work at stores, 165 work at our distribution centers and 155 work in corporate support functions. As of February 1, 2025, none of our employees are unionized or covered by a collective bargaining agreement. We believe that we maintain a positive relationship with our employees.

Philosophy and culture. Our goal is to employ a highly engaged, high-performing workforce that is happy and empowered. Our people philosophy is based on creating a workplace culture where all employees feel respected, valued and inspired. We actively engage employees in regular opportunities to feel connected to our goals and the communities in which we operate. We position employees for success with the tools and resources they need to thrive.

Our leadership team is comprised of our Chief Executive Officer, Chief Financial Officer, two senior vice presidents and four vice presidents who, collectively, have management responsibility for our business areas including store operations, supply chain, e-commerce, finance, legal, merchandising, human resources, marketing and information technology. Our leadership team places significant focus and attention on matters concerning our human capital assets including their capability development and succession planning. Accordingly, we regularly review talent development and succession plans for each of our functions, to identify and develop a pipeline of talent to maintain business operations. As part of our commitment to attract, retain and motivate quality employees, we created an employee engagement committee, which is comprised of cross-functional employees who work together to advocate and implement initiatives to improve employee engagement and satisfaction. We recruit the best people for the job regardless of race, gender, ethnicity or other protected traits, and it is our policy to fully comply with all laws applicable to discrimination in the workplace.

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

Compensation and benefits. We are committed to providing competitive pay and benefits to our employees. Corporate management, distribution center leadership, district managers and store managers are compensated with base pay plus periodic bonuses based on performance. Store and distribution center non-management employees are compensated on an hourly basis in addition to periodic contests and rewards. Many of our employees participate in one of our various bonus incentive programs, which provide the opportunity to receive additional compensation based upon department or Company performance. We also provide our eligible employees the opportunity to participate in a 401(k) retirement savings plan, which includes a 100% Company match of the employee’s elective bi-weekly contributions up to 4% of eligible compensation. We share in the cost of health insurance provided to eligible employees, and we offer our employees a discount on merchandise purchased from our stores.

Safety. Employee health and safety is continuously promoted through training and resources across our operations. We develop and administer Company-wide policies to ensure the safety of each employee and compliance with Occupational Safety and Health Administration standards.

Environmental, Social and Governance (“ESG”)

We have made ESG a focus throughout our organization and the communities we serve. As our business evolves over time, sustainability will continue to increase in significance as we revise and develop our stores and e-commerce operations. However, as we note in “Item 2. Properties” of this Form 10-K, we currently lease all of our properties, so there are limited actions we can take with respect to environmental sustainability issues. Nevertheless, we seek to ensure that future changes to our stores, including any possible real property acquisitions, are done in a socially and environmentally responsible manner. Our leadership team has worked with our ESG Steering Committee and our Board of Directors to develop short-term and long-term ESG strategies. One of our sustainability pledges is to strengthen the local communities in which we operate, and our various corporate giving initiatives have helped elevate our impact on these local communities.

We have an ESG section on our Investor Relations website at www.kirklands.com under “Investor and Media Relations – ESG.” The documents and materials published there highlight our ongoing ESG initiatives. The information included in, referenced to, or otherwise accessible through our website, is not incorporated by reference in, or considered to be part of, this Report on Form 10-K or any document unless expressly incorporated by reference therein.

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

Information about our Executive Officers

The following list describes our executive officers including their name, age and principal occupations and employment during at least the past five years:

Amy E. Sullivan, 46, was promoted to President, Chief Executive Officer and Director in February 2024. Prior to her appointment, Mrs. Sullivan served as the Company’s President and Chief Operating Officer beginning in April 2023, and as the Company’s Senior Vice President and Chief Merchandising and Stores Officer for Kirkland’s beginning in February 2022. Prior to her appointment to Chief Merchandising and Stores Officer, Mrs. Sullivan served as Vice President of Merchandising from October 2021 to January 2022 and Divisional Merchandising Manager from March 2012 to October 2021. Prior to joining Kirkland’s, Mrs. Sullivan held several merchandising leadership roles in the fashion industry at Lane Bryant, Lands’ End, Express, Kohl’s and JCPenney.

W. Michael Madden, 55, has been Executive Vice President and Chief Financial Officer of Kirkland’s since August 2022. Prior to joining Kirkland’s, Mr. Madden served as Chief Financial Officer at Priam Properties, a private real estate investment firm. Prior to his role at Priam Properties, Mr. Madden spent over 18 years serving Kirkland’s Home in various senior leadership and executive roles, where he was responsible for leading many notable initiatives and acquired extensive knowledge of all aspects of the Company’s business.

Melody R. Jubert, 54, was promoted to Senior Vice President, Chief Transformation Officer of Kirkland’s in November 2024. Ms. Jubert joined the Company as the Senior Vice President of Operations in November 2023. Prior to joining Kirkland’s, Ms. Jubert spent over 21 years serving Chico’s FAS, Inc., a publicly traded clothing retailer, in various senior leadership and executive roles, ending her tenure with Chico’s FAS, Inc. as the Vice President of Community.

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

Risks Related to Liquidity

Insufficient cash flows from operations could result in the substantial utilization of our secured revolving credit facility, or similar financing, which may limit our ability to conduct certain activities.

We are dependent upon generating sufficient cash flows from operations to fund our obligations and strategic investments. We maintain a secured revolving credit facility to enable us to acquire merchandise, to fund working capital requirements and to support standby letters of credit. Borrowings under the secured revolving credit facility are subject to a borrowing base calculation consisting of a percentage of certain of our eligible assets and are subject to advance rates, appraisals, and commercially reasonable reserves. Substantial utilization of the available borrowing base will result in various restrictions, including restrictions on the ability to repurchase our common stock or pay dividends and an increase in the lender’s control over the Company’s cash accounts. Our revolving credit facility and our Beyond Credit Agreement contain a number of affirmative and restrictive covenants that may also limit our actions. Continued negative cash flows from operations could result in increased borrowings under our revolving credit facility to fund operational needs, increased utilization of letters of credit and greater dependence on the availability of the revolving credit facility. These actions could result in us being subject to increased restrictions, incurring increased interest expense and increasing our leverage. See “Item 8. Financial Statements and Supplementary Data – Note 5 – Long-Term Debt” for additional discussion.

We could be required to refinance our debt before it matures or need to obtain additional financing and there is no assurance that we will be able to refinance our debt on acceptable terms or obtain additional financing.

Our ability to refinance each of our agreements governing our indebtedness on acceptable terms will be dependent upon a number of factors, including our degree of leverage, our future operating performance, the value of our assets, borrowing restrictions which may be imposed by lenders and conditions in the credit markets at the time we refinance. High interest rates may make future refinancing more difficult to obtain on favorable terms. In addition, although we have previously been successful in negotiating amendments to our revolving credit facility and in securing additional financing, we may be unsuccessful in negotiating any further amendments or modifications to the agreements governing our indebtedness or obtaining additional financing as we may deem necessary. To the extent we are unable to refinance our debt or obtain additional financing on acceptable terms, we may be forced to choose from a number of unfavorable options, including agreeing to otherwise unfavorable financing terms or defaulting and allowing our lenders to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Our indebtedness could adversely affect our financial flexibility and our strategic initiatives.

As of February 1, 2025, the secured revolving credit facility had $43.0 million of outstanding debt and the Beyond Credit Agreement had $17.0 million of outstanding debt. Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences and effects on our business, such as increasing our vulnerability to adverse changes in general economic, industry and competitive conditions, require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, restrict us from executing our multi-brand strategy, make it more difficult to satisfy our financial obligations, including payments on our indebtedness, place us at a disadvantage compared to our competitors that have less debt and limit our ability to borrow additional funds for working capital and the execution of our business strategy.

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

The ability to execute our strategic initiatives, including our financial turnaround strategy, will depend on, among other factors, the availability of adequate capital, which in turn will depend in large part on cash flow generated by our business and the availability of equity and debt capital. The cost of improving our omni-channel capabilities including increasing our online conversion, closing or relocating underperforming stores, remodeling existing stores and opening new stores will increase in the future compared to historical costs. There can be no assurance that our business will generate adequate cash flow or that we will be able to obtain equity or debt capital on acceptable terms, or at all. Moreover, our revolving credit facility contains provisions that restrict the amount of debt we may incur in the future. In addition, our liquidity position may limit our ability to negotiate or obtain store leases on favorable terms. If we are not successful in obtaining sufficient capital, we may be unable to improve profitability online and in stores, which may adversely affect our business strategy. There can be no assurances that we will have sufficient cash flow from operations or adequate capital to achieve our plans for improving in-store and online profitability.

Our independent registered public accounting firm’s report for the year ended February 1, 2025 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended February 1, 2025, our independent registered public accounting firm included a description within our financial statements related to our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our capacity to (i) improve operating results and liquidity through improved profitability, (ii) reduce operating costs and (iii) obtain additional financing under acceptable terms, if at all. The presence of the going concern description in our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue to operate our business and source our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

Our conclusion that substantial doubt exists about our ability to continue as a going concern requires an explanatory paragraph in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2025, which results in a violation of affirmative covenants under our revolving credit facility and the Beyond Credit Agreement. If we are unable to obtain a waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forbear the exercise of remedies, the lenders are not obligated to do so. Failure to obtain such waivers would have a material adverse effect on the liquidity, financial condition and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

Risks Related to our Strategic Partnership with Beyond

We might not be able to obtain various synergies as contemplated in the Collaboration Agreement.

Our ability to obtain the various synergies envisioned in the Collaboration Agreement is dependent on successfully identifying, developing and implementing plans and initiatives intended to drive such synergies. If such plans and initiatives are not properly identified, developed and successfully executed, or if execution or realization of positive synergies takes longer than expected, our financial condition and results of operations could be adversely affected. There can be no assurance that we will be able to successfully open and operate Bed Bath & Beyond, Buy Buy Baby or Overstock retail stores under the Trademark License Agreement, which grants us the exclusive license to operate small format, neighborhood brick-and-mortar stores under licensed Beyond-owned trademarks. If we do open and operate the stores, there can be no assurance that they will be profitable. The success of our plans and initiatives is subject to risks and uncertainties with respect to execution, market conditions, customer acceptance and other factors that may cause actual results, performance or achievements to differ materially, and adversely, from our plans or expected results.

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

There might be unintended and unanticipated negative side effects related to the Beyond strategic partnership.

The strategic partnership with Beyond could have a negative impact on the Company’s business relationships, operating results and business, generally. The partnership could divert management’s attention from ongoing Kirkland’s business operations. Also, there could be unexpected costs, charges or expenses resulting from the partnership. Finally, there could be potential litigation relating to the strategic partnership against the Company or the Company’s directors, managers or officers, including the effects of any outcomes related thereto. Any one of these risks could negatively impact our operating performance and liquidity.

Risks Related to Strategy and Strategy Execution

If we fail to identify, develop and successfully implement our short-term and long-term strategic initiatives, our financial performance could be negatively impacted.

Our ability to execute our brand strategy and to deliver improved financial performance is dependent on successfully identifying, developing and implementing plans and initiatives intended to drive sustainable, increased financial performance, including, but not limited to, our efforts to improve or eliminate underperforming stores, optimize e-commerce performance through SKU rationalization, expanding product categories with larger average order values and leveraging our collaboration with Beyond to enhance site experience and improve conversion, expand the Kirkland’s Home name through private label distribution across our collective family of omni-channel brands and open and profitably operate Bed Bath & Beyond, Buy Buy Baby or Overstock stores. If such plans and initiatives are not properly identified, developed and successfully executed, or if execution or realization of positive results takes longer than expected, our financial condition and results of operations could be adversely affected. The success of our plans and initiatives is subject to risks and uncertainties with respect to execution, market conditions and other factors that may cause actual results, performance or achievements to differ materially, and adversely, from our plans and expected results.

If we are unable to successfully maintain, improve and grow a profitable, best-in-class omni-channel experience for our customers, it could adversely affect our sales, results of operations and reputation.

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

Successful operation of our e-commerce initiatives are dependent on our ability to maintain uninterrupted availability of the Company’s website and supporting applications, adequate and accurate inventory levels of margin positive products, timely fulfillment of customer orders, accurate shipping of undamaged products at acceptable shipping rates, and coordination of those activities within our stores when appropriate. Maintenance of our website requires substantial development and maintenance efforts, and entails significant technical and business risks. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our website. The sale of products through e-commerce is characterized by rapid technological change, the emergence of new industry standards and practices and changes in customer requirements and preferences. Therefore, we may be required to license emerging technologies, enhance our existing website, develop new services and technology that address the increasingly sophisticated and varied needs of our current and prospective customers, and adapt to technological advances and emerging industry and regulatory standards and practices in a cost-effective and timely manner. Our ability to remain technologically competitive may require substantial expenditures and lead time, and our failure to do so may harm our business and results of operations.

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

A key element of our strategy is to operate profitable stores, both in existing markets and in new geographic markets that we select based on customer data and demographics. Our ability to improve, close or relocate underperforming stores and open profitable Bed Bath & Beyond, Buy Buy Baby or Overstock stores depends on a number of factors, including the prevailing conditions in the commercial real estate market, our ability to locate favorable store sites and negotiate acceptable lease terms, and hire and train skilled managers and personnel. There can be no assurance that we will be able to relocate and/or open stores. Furthermore, there is no assurance that existing stores will generate the net sales levels necessary to achieve store-level profitability. Also, any stores that we open in our existing markets may draw customers away from our existing stores, resulting in lower net sales growth compared to stores opened in new markets.

Our stores face great competition and could have lower than anticipated net sales volumes. Traffic decline to our stores could negatively impact operating results. Stores located in areas where we are less well-known, and where we are less familiar with the target customer, may face different or additional risks and increased marketing and other costs compared to stores operated in well-established existing markets. These factors may reduce our average store contribution and operating margins. If we are unable to profitability operate our existing stores, close underperforming stores or convert underperforming stores to a more margin accretive brand, our net income could suffer.

Every year we decide to close certain stores based on a number of factors, including, but not limited to, excessive rent or other operating cost increases, inadequate profitability, short term leases, or the landlord’s ability to replace us with another tenant at more favorable terms to the landlord. Store closings have the effect of reducing net sales. We may choose to close underperforming stores before lease expiration and incur termination costs associated with those closings. If we are not able to increase online sales at a pace that exceeds the closing of existing underperforming stores, or transfer customers from closing stores to a nearby existing store, our revenue could decrease.

If our store strategy, including negotiating lease occupancy costs with landlords, does not go as planned and/or we are unable to transfer these existing store customers to other nearby stores or to online sales, our revenue and profitability could decrease, and results of operations could suffer.

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

Additionally, our products are subject to regulation of, and regulatory standards set by various governmental authorities with respect to quality and safety. These regulations and standards may change from time to time. Our inability to comply on a timely basis with regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and sales. Issues with the quality and safety of merchandise we sell, regardless of our culpability, or customer concerns about such issues, could result in damage to our reputation, lost sales, uninsured product liability claims or losses, merchandise recalls and increased costs.

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

In fiscal 2024, approximately 51% of our merchandise was purchased through vendors in the United States who either import merchandise from foreign countries or contract with domestic manufacturers, while approximately 49% of our merchandise was directly sourced by us from factories in foreign countries. We are subject to the risks involved with relying on products manufactured abroad, particularly to the extent that their effects are passed through to us by our vendors or that those risks directly apply to us. These risks include changes in import duties, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country, work stoppages, delays in shipments, first cost price increases, freight cost increases, exchange rate fluctuations, terrorism, public health crises, war, economic uncertainties (including inflation, foreign government regulations and political unrest), trade restrictions (including the United States imposing anti-dumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices) and other factors relating to foreign trade, including costs and uncertainties associated with efforts to identify and disclose sources of “conflict minerals” used in products that we cause to be manufactured and potential sell-through difficulties and reputational damage that may be associated with our inability to determine that such products are classified as “DRC conflict-free.” If any of these or other factors were to cause a disruption of trade, from the countries in which the suppliers of our vendors or our direct suppliers are located, our inventory levels may be reduced, or the cost of our products may increase.

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

Approximately 71% of our fiscal 2024 merchandise purchases are products manufactured in China. We have developed strategies to try to mitigate the impact of current and potential future tariffs, including collaborative efforts with our vendor partners and raising retail prices. There can be no assurance that the imposed tariffs will not be increased, expanded or extended, or that the issues that led the Office of the U.S. Trade Representative to impose the tariffs will be resolved. The impact of these tariffs on current and future fiscal years could have a material adverse effect on our cost of goods sold and results of operations.

We continue to evaluate the impact of the currently effective tariffs, including potential future retaliatory tariffs, as well as other recent changes in foreign trade policy on our supply chain, costs, sales and profitability. We are working through strategies to mitigate such impact, including working with our vendors and merchants on pricing, raising consumer retail prices and delaying or resourcing purchases of inventory away from countries with the highest tariff rates. Delayed inventory purchases could also lead to inventory shortages impacting the proper timing of seasonal merchandise arriving in stores or online. At this time, it is unknown how long elevated U.S. tariffs on Chinese goods will remain in effect or whether additional tariffs on Chinese goods, or goods from other countries from which we source our products, will be imposed. The prolonged effect of tariffs on all countries that we source our products from or the imposition of additional tariffs or other trade barriers could increase our costs in certain markets and may make it more difficult for us to acquire, transport and sell our products in some markets or to some customers, which may result in declines in our sales, margins and operating results.

We depend on a number of vendors to supply our merchandise, and any delay in merchandise deliveries from certain vendors may lead to a decline in inventory, which could result in a loss of net sales.

Any disruption in the supply or increase in pricing of our merchandise could negatively impact our ability to achieve anticipated operating results. We purchase our products from approximately 180 vendors with which we have no long-term purchase commitments or exclusivity contracts. We have a core group of approximately 80 vendors that provide approximately 92% of our merchandise. No vendor provides over 10% of our merchandise purchases. Any disruption in the relationship with our core vendors could negatively impact our ability to achieve anticipated operating results.

Historically, we have retained our vendors, and we have generally not experienced difficulty in obtaining desired merchandise from vendors on acceptable terms. However, our arrangements with these vendors do not guarantee the availability of merchandise, establish guaranteed prices or provide for the continuation of particular pricing practices. Our current vendors may not continue to sell products to us on current terms or at all, and we may not be able to establish relationships with new vendors to ensure delivery of products in a timely manner or on terms acceptable to us. In addition, a period of unfavorable financial performance may make it difficult for some of our vendors to arrange for the financing or factoring of their orders with manufacturers, which could result in our inability to obtain desired merchandise from those vendors. Our future success will depend upon our ability to maintain our existing vendor relationships or to develop new ones, especially as it relates to former Bed Bath & Beyond vendors to supply us with national brand products for any of our future Bed Bath & Beyond, Buy Buy Baby and Overstock stores.

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

The success of our strategic plans is dependent on our ability to promote and recruit a sufficient number of quality employees in our stores, distribution centers and corporate headquarters. Our workforce costs represent our largest operating expense, and our business is subject to employment laws and regulations, including requirements related to minimum wage and benefits. In addition, the implementation of potential regulatory changes relating to overtime exemptions and benefits for certain employees under federal and state laws could result in increased labor costs to our business and negatively impact our operating results. We cannot be assured that we can continue to hire, train and retain qualified employees at current wage rates since we operate in a competitive labor market, and there is a risk of market increases in compensation.

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

Our operating results may be adversely affected by severe or unexpected weather conditions. Adverse weather conditions or other extreme changes in the weather, including resulting electrical and technological failures, may disrupt our business and may adversely affect our ability to sell and distribute products. Frequent or unusual snow, ice or rainstorms or extended periods of unseasonable temperatures in our markets could adversely affect our performance by affecting customer shopping patterns or diminishing demand for seasonal merchandise. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could reduce demand for a portion of our inventory and thereby reduce our sales and profitability.

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

Risks Related to Business and Operations

Our business is highly seasonal and our fourth quarter contributes to a disproportionate amount of our net sales, net income and cash flow, and any factors negatively impacting us during our fourth quarter could reduce our net sales, net income and cash flow, leaving us with excess inventory and making it more difficult for us to have sufficient working capital or to finance our capital requirements.

We have historically experienced, and expect to continue to experience, substantial seasonal fluctuations in our net sales and operating results. We believe this is the general pattern typical of our segment of the retail industry and expect that this pattern will continue in the future. Due to the importance of the fall selling season, which includes Thanksgiving and Christmas, the last quarter of our fiscal year has historically contributed, and is expected to continue to contribute, a disproportionate amount of our net sales, net income and cash flow for the entire fiscal year. Any factors negatively affecting us during the last quarter of our fiscal year, including unfavorable economic or weather conditions, could have a material adverse effect on our financial condition and results of operations, reducing our cash flow, leaving us with excess inventory and making it more difficult for us to have sufficient working capital to continue operations during the first three quarters of the year or to finance our capital requirements.

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

Internal and third-party risks are reviewed, monitored and managed by the Company's IT ISC2, SANS, CompTIA certified security partners and external expert consultants. The Company annually engages third-party experts to assess the effectiveness of system and network security. Periodically, an external independent consultancy team conducts a comprehensive review of the Company's cybersecurity program using the National Institute of Standards and Technology Cybersecurity Framework. Additionally, the Company is assessed annually by an independent third party for compliance with the PCI-DSS standard, for which the Company receives an attestation of compliance.

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

The Company’s process for identifying and managing first and third-party risks from cybersecurity threats includes proactive threat hunting, continuous monitoring of the Company’s systems and network for cybersecurity events, and regular testing of the Company’s Security Incident Response Plan, Business Continuity Plan and Disaster Recovery Plan. An external managed security services provider and an industry-leading security tool continuously monitors, detects, and responds to the Company’s systems and network for cybersecurity threats. The Company’s IT security partners evaluate the escalated threats, and if necessary, take steps to contain and recover from pervasive threats in accordance with the Company’s Security Incident Response Plan. A third-party with extensive experience in incident response and forensics is on retainer to assist with incidents. The Incident Response Plan includes reporting and escalation procedures to inform the Company’s executives, the Audit Committee, and full Board of Directors, as appropriate, to enable them to carry out their oversight responsibilities, and to ensure timely compliance with applicable reporting rules. The Company’s Incident Response Plan and Disaster Recovery Plan include procedures for business recovery and are tested at least annually. The Company also maintains a cyber insurance policy that provides coverage for material IT security incidents.

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

Management Responsibilities

Our cybersecurity program is managed by our Senior Director of Information Technology (“Technology Senior Director”). Our Technology Senior Director has 21 years of experience in information technology and cybersecurity, having been at the Company since 2003. The Technology Senior Director, along with the Company’s IT security partners, is responsible for reducing cybersecurity risk by maintaining a proactive security posture aligned with current threats, detecting cybersecurity events, responding quickly and building procedures to rapidly recover, if needed.

Board Responsibilities

On behalf of the Board of Directors, the Audit Committee provides oversight of the Company’s management of cybersecurity risk. The Audit Committee quarterly reviews the Company’s cybersecurity risks, incidents, audits, assessments, crisis readiness, awareness activities and compliance with cybersecurity and privacy laws and regulations. The Company’s Technology Senior Director briefs the Audit Committee quarterly on active and emerging cybersecurity threats and efforts to strengthen the Company’s defenses against these threats.

Item 2. Properties

We lease all of our store locations and expect to continue our practice of leasing rather than owning stores. Our leases typically provide for initial five- to 10-year initial terms, many with the ability for us (or the landlord) to terminate the lease at specified points during the term if net sales at the leased premises do not reach a certain annual level. Many of our leases provide for payment of percentage rent (i.e., a percentage of net sales in excess of a specified level), and the rate of increase in key ancillary charges is generally capped.

As current leases expire, we believe we have the option to obtain favorable lease renewals for present store locations or obtain new leases for equivalent or better locations in the same general area. To date, we have not experienced unusual difficulty in either renewing or extending leases for existing locations or securing leases for suitable locations for new stores.

The following table indicates the states where our stores are located and the number of stores within each state as of February 1, 2025:

State	Number of Stores	State	Number of Stores
Texas	49	Mississippi	6
Florida	22	Oklahoma	6
Georgia	21	New Jersey	5
North Carolina	19	Arkansas	5
Tennessee	19	Wisconsin	5
California	16	Delaware	4
Alabama	13	Kansas	4
Pennsylvania	12	Minnesota	4
Indiana	11	Iowa	3
Michigan	10	Colorado	3
South Carolina	10	Maryland	2
Ohio	9	New York	2
Illinois	9	North Dakota	2
Missouri	9	Nebraska	2
Louisiana	9	Nevada	1
Virginia	8	West Virginia	1
Kentucky	8	South Dakota	1
Arizona	7	Total	317

We lease all of our distribution locations. The following is a list of distribution locations including the approximate square footage as of February 1, 2025:

Distribution Facility Locations	Type	Approximate Square Footage
Jackson, Tennessee	store and e-commerce fulfillment	771,000
Lancaster, Texas	third-party operated store fulfillment	200,000

We closed our North Las Vegas, Nevada e-commerce fulfillment operation in March 2023 and our Winchester, Virginia e-commerce fulfillment operation in September 2023. We consolidated all e-commerce fulfillment into our Jackson, Tennessee distribution facility.

We also lease approximately 49,000 square feet of office space in Brentwood, Tennessee.

Item 3. Legal Proceedings

See “Item 8. Financial Statements and Supplementary Data – Note 10 — Commitments and Contingencies” for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on Nasdaq under the symbol “KIRK”. We commenced trading on Nasdaq on July 11, 2002. On April 21, 2025, there were approximately 38 holders of record and approximately 11,913 beneficial owners of our common stock.

Dividend Policy

There have been no dividends declared on any class of our common stock since fiscal 2015. Our senior credit facility and the Beyond Credit Agreement restrict our ability to pay cash dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for discussion of our senior credit facility and the Beyond Credit Agreement. Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Issuer Repurchases of Equity Securities

On January 6, 2022, the Company announced that the Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require us to repurchase any specific number of shares, and we may terminate the repurchase plan at any time. In fiscal 2024 and fiscal 2023, we did not repurchase any shares of common stock under our share repurchase plan. As of February 1, 2025, we had approximately $26.3 million remaining under the share repurchase plan.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the two-year period ended February 1, 2025 (our fiscal years 2024 and 2023). Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2024 represented the 52 weeks ended on February 1, 2025, and fiscal 2023 represented the 53 weeks ended on February 3, 2024. For a comparison of our results of operations for the 53-week period ended February 3, 2024, compared to the 52-week period ended January 28, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the SEC on March 29, 2024. This discussion should be read with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of February 1, 2025, we operated a total of 317 stores in 35 states as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor and furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating in-store and online environment provides our customers with a unique brand experience.

Strategic Partnership with Beyond

On October 21, 2024, we entered into a strategic partnership with Beyond, with the purpose of enabling cohesive collaboration between the Companies, leveraging the strengths of each business to drive sustainable, profitable growth and value for all stakeholders. As part of this partnership with Beyond, we entered into the Beyond Credit Agreement, Beyond Subscription Agreement, Collaboration Agreement and Trademark License Agreement. Proceeds of $17 million from the Beyond Credit Agreement, in the form of an $8.5 million Non-Convertible Term Loan and $8.5 million Convertible Term Loan were used by us to repay our existing FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. Under the Trademark License Agreement, we have the exclusive license to operate small format, neighborhood brick-and-mortar stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks, which include Bed Bath & Beyond, Buy Buy Baby and Overstock, and we may sell Bed Bath & Beyond branded merchandise in existing Kirkland’s Home stores.

The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were both approved by our shareholders at our Special Shareholders Meeting on February 5, 2025, in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Kirkland’s Common Stock to Beyond, which completed the transaction. For further discussion on the agreements with Beyond, refer to “ Item 8. Financial Statements and Supplementary Data – Note 1 — Description of Business and Significant Accounting Policies”, “Note 4 — Fair Value Measures”, “Note 5 — Long-Term Debt” and “Note 6 — Subscription Agreements”.

Challenging Macroeconomic Conditions

The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, high interest rates, declines in consumer spending behavior, tariffs and aggressive promotional activity. These negative macroeconomic factors have impacted our business, results of operations, cash flows and liquidity levels over the last several fiscal years. They have also made it difficult to execute our strategic initiatives. See “Liquidity and Capital Resources” for additional information regarding our plans to mitigate these factors.

For additional information regarding risks related to macroeconomics, liquidity and strategy and strategy execution, see “Item 1A. Risk Factors”.

Executive Summary

In fiscal 2024, we opened two stores and closed 15 stores. In fiscal 2023, we relocated one store and closed 16 stores. E-commerce sales, including shipping revenue, were 23.5% and 25.8% of net sales in fiscal 2024 and fiscal 2023, respectively.

Our net sales for fiscal 2024 decreased by 5.8% to $441.4 million from $468.7 million in fiscal 2023. The net sales decrease of $27.3 million in fiscal 2024 was primarily due to a non-comparable sales decrease of $18.1 million, primarily related to store closures and one less week in fiscal 2024 and a consolidated comparable sales decrease of $9.2 million. Comparable sales decreased mainly due to a decrease in average ticket in stores and online and e-commerce traffic, partially offset by an increase in store traffic and conversion. On a 52-week comparison, consolidated comparable same-store sales, which includes e-commerce sales, decreased 2.0% for fiscal 2024. For fiscal 2024, gross profit decreased 3.9% to $122.0 million from $127.0 million for fiscal 2023. Gross profit as a percentage of net sales improved 50 basis points to 27.6% of net sales for fiscal 2024 from 27.1% in fiscal 2023, which included approximately 40 basis points of decreased merchandise margin. We had an operating loss of $14.0 million in fiscal 2024 compared to an operating loss of $24.4 million in fiscal 2023, an improvement of $10.4 million, driven by lower operating costs, partially offset by the decline in gross profit. For fiscal 2024, net loss was $23.1 million, or $1.77 per diluted share, compared to a net loss of $27.8 million, or $2.16 per diluted share, in fiscal 2023.

We continue to monitor our liquidity position very closely as we focus on turning around our financial results by concentrating on our business strategy and obtaining additional debt or equity financing. We ended fiscal 2024 with $3.8 million in cash and cash equivalents with $43.0 million of outstanding debt under our $90.0 million senior secured revolving credit facility and $17.0 million in debt to Beyond. Our senior secured revolving credit facility is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the borrowing base formula or $5.0 million or $8.0 million depending on our actual EBITDA results relative to plan. As of May 2, 2025, we had approximately $29,000 available for borrowing, after the minimum required excess availability covenant under the revolving credit facility.

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

We use comparable sales to measure sales increases and decreases from stores that have been open for at least 13 full fiscal months, including our online sales. We remove closed stores from our comparable sales calculation the day after the stores close. Relocated stores remain in our comparable sales calculation. E-commerce sales, including shipping revenue, are included in comparable sales. Increases in comparable sales are an important factor in maintaining or increasing our profitability. For fiscal 2024, comparable sales were measured on a 52-week basis shifted to remove the first week of fiscal 2023 given the 53-week period in fiscal 2023.

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

Store Strategy

We are prioritizing improvement in overall profitability and developing a future state plan for infrastructure that complements our omni-channel concept and multi-brand strategy, over store growth. We, through existing store conversions or leasing new real estate, anticipate opening our first stores outside of the Kirkland’s Home brand in 2025, potentially including Bed Bath & Beyond, Buy Buy Baby or Overstock stores. Also, we anticipate closing approximately 15 to 20 underperforming Kirkland’s Home stores in fiscal 2025, as we execute our store profitability strategy, which is to eliminate or convert underperforming stores to improve our profitability.

The following table summarizes store information for the periods indicated:

	52 Weeks Ended	53 Weeks Ended
	February 1, 2025	February 3, 2024
New store openings	2	—
Permanent store closings	15	16
Store relocations	—	1
Decrease in store units	(3.9)%	(4.6)%
Decrease in store square footage	(3.8)%	(4.0)%

The following table summarizes store information as of February 1, 2025 and February 3, 2024:

	As of February 1, 2025	As of February 3, 2024
Number of stores	317	330
Square footage	2,575,094	2,677,439
Average square footage per store	8,123	8,113

Cash Flow

Our cash and cash equivalents were $3.8 million at February 1, 2025 and February 3, 2024, mainly reflecting our strategy to keep cash and cash equivalents at low levels in order to minimize the amount of borrowings on our credit agreements. Our objective is to finance our operating activities for fiscal 2025 with borrowings available under our existing credit agreements, cash flows from operations, including reduced operating expenses, and new financing opportunities, if necessary. See further discussion under Liquidity and Capital Resources related to our going concern assessment. We anticipate minimal uses of cash from investing activities in fiscal 2025. Due to the seasonal nature of our product flow and our borrowing capacity being limited by a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, we anticipate a very disciplined approach to cash flow management throughout fiscal 2025, as we execute our financial turnaround strategy.

Fiscal 2024 Compared to Fiscal 2023

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	Fiscal 2024		Fiscal 2023		Change
	$	%	$	%	$	%
Net sales	$441,360	100.0%	$468,690	100.0%	$(27,330)	(5.8)%
Cost of sales	319,354	72.4	341,700	72.9	(22,346)	(6.5)
Gross profit	122,006	27.6	126,990	27.1	(4,984)	(3.9)
Operating expenses:
Compensation and benefits	77,722	17.6	82,152	17.5	(4,430)	(5.4)
Other operating expenses	54,699	12.4	62,863	13.4	(8,164)	(13.0)
Depreciation (exclusive of depreciation included in cost of sales)	3,509	0.8	4,522	1.0	(1,013)	(22.4)
Asset impairment	109	—	1,867	0.4	(1,758)	(94.2)
Operating loss	(14,033)	(3.2)	(24,414)	(5.2)	10,381	(42.5)
Interest expense	5,949	1.3	3,317	0.7	2,632	79.3
Loss on extinguishment of debt	3,338	0.8	—	0.0	3,338	100.0
Other income	(504)	(0.1)	(499)	(0.1)	(5)	1.0
Loss before income taxes	(22,816)	(5.2)	(27,232)	(5.8)	4,416	(16.2)
Income tax expense	316	—	519	0.1	(203)	(39.1)
Net loss	$(23,132)	(5.2)%	$(27,751)	(5.9)%	$4,619	(16.6)%

Net sales. Net sales decreased 5.8% to $441.4 million in fiscal 2024 compared to $468.7 million in fiscal 2023. The net sales decrease of $27.3 million in fiscal 2024 was primarily due to a non-comparable sales decrease of $18.1 million, primarily related to store closures and one less week in fiscal 2024 and a consolidated comparable sales decrease of $9.2 million. Comparable sales decreased mainly due to a decrease in consolidated average ticket and e-commerce traffic, partially offset by an increase in store traffic and conversion. On a 52-week basis, comparable store sales increased 1.9% and comparable e-commerce sales decreased 12.9%, for a consolidated comparable sales decrease of 2.0%. In fiscal 2024, e-commerce sales were 23.5% of our net sales. Merchandise categories performing below prior period levels include furniture, mirrors, wall décor and art, while gift, holiday, fragrance and floral performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales improved 50 basis points from 27.1% in fiscal 2023 to 27.6% in fiscal 2024. The overall improvement in gross profit margin was due to favorable outbound freight costs, distribution center costs and depreciation expense, partially offset by unfavorable store occupancy expense and lower merchandise margin. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 90 basis points to 6.7% of net sales primarily due to a reduction in routes to the stores at a lower rate per shipment and the decline in shipping expense related to the decrease in e-commerce sales. Distribution center costs decreased approximately 40 basis points to 5.1% of net sales due to increased efficiency and a smooth inventory flow, which led to lower compensation and benefits costs, and lower fixed costs due to the closure of two e-commerce fulfillment locations in the prior year period. Depreciation of store and distribution center assets decreased approximately 20 basis points to 1.4% of net sales in fiscal 2024 due to certain assets becoming fully depreciated. Store occupancy costs increased approximately 60 basis points to 12.9% of net sales due to the sales deleverage on these fixed costs. Merchandise margin decreased approximately 40 basis points from 54.1% in fiscal 2023 to 53.7% in fiscal 2024 mainly due to increased promotional activity to drive sales, and to a lesser extent, higher inbound freight costs.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 10 basis points from 17.5% in fiscal 2023 to 17.6% in fiscal 2024, primarily due to the deleverage of store payroll expenses, partially offset by a reduction in corporate compensation costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 100 basis points from 13.4% in fiscal 2023 to 12.4% in fiscal 2024. The decrease as a percentage of net sales was primarily related to a reduction in advertising expenses and a state tax refund received due to a recent change in state tax law that offset operating expenses in fiscal 2024, partially offset by increased consulting costs for strategic advisory services.

Loss on extinguishment of debt. Loss on extinguishment of debt, related to the payoff of our FILO Term Loan, was $3.3 million in fiscal 2024, of which $2.6 million was related to a prepayment penalty and the remainder was for the write-off of the remaining unamortized debt issuance costs.

Income tax expense. We recorded income tax expense of $0.3 million, or (1.4)% of the loss before income taxes, during fiscal 2024 compared to income tax expense of $0.5 million, or (1.9)% of the loss before income taxes, during the prior year period. We have a full valuation allowance against all deferred tax assets including federal and state net operating loss carry-forwards. Income tax expense in both periods is primarily related to current state income tax expense. See “Item 8. Financial Statements and Supplementary Data – Note 3 — Income Taxes” for further discussion.

Net loss and loss per share. As a result of the foregoing, we reported net loss of $23.1 million, or $1.77 per diluted share, for fiscal 2024 compared to net loss of $27.8 million, or $2.16 per diluted share, for fiscal 2023.

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

We define EBITDA as net loss before income tax expense, interest expense, loss on extinguishment of debt, other income and depreciation. Adjusted EBITDA is defined as EBITDA adjusted to remove asset impairment, stock-based compensation expense, due to the non-cash nature of this expense, severance charges, as it fluctuates based on the needs of the business and does not represent a normal recurring operating expense, and any financing related legal or professional fees that, due to their nature, did not qualify for capitalization as deferred debt or equity issuance costs.

Adjusted operating loss is defined as operating loss adjusted for asset impairment, stock-based compensation expense, severance charges and financing related legal or professional fees not qualifying for capitalization. We define adjusted net loss as net loss adjusted for loss on extinguishment of debt, asset impairment, stock-based compensation expense, severance charges, financing related legal or professional fees not qualifying for capitalization and the related tax adjustments. We define adjusted loss per diluted share as adjusted net loss divided by weighted average diluted share count.

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

The following table shows a reconciliation of net loss to EBITDA and adjusted EBITDA (in thousands) for the 52 weeks ended February 1, 2025 and the 53 weeks ended February 3, 2024:

	52 Weeks Ended	53 Weeks Ended
	February 1, 2025	February 3, 2024
Net loss	$(23,132)	$(27,751)
Income tax expense	316	519
Interest expense	5,949	3,317
Loss on extinguishment of debt(1)	3,338	—
Other income	(504)	(499)
Depreciation	9,745	11,980
EBITDA	(4,288)	(12,434)
Adjustments:
Asset impairment(2)	109	1,867
Stock-based compensation expense(3)	1,042	1,186
Beyond transaction costs not qualifying for capitalization(4)	425	—
Severance charges(5)	448	995
Total adjustments	2,024	4,048
Adjusted EBITDA	$(2,264)	$(8,386)

The following table shows a reconciliation of operating loss to adjusted operating loss (in thousands) for the 52 weeks ended February 1, 2025 and the 53 weeks ended February 3, 2024:

	52 Weeks Ended	53 Weeks Ended
	February 1, 2025	February 3, 2024
Operating loss	$(14,033)	$(24,414)
Adjustments:
Asset impairment(2)	109	1,867
Stock-based compensation expense(3)	1,042	1,186
Beyond transaction costs not subject to capitalization(4)	425	—
Severance charges(5)	448	995
Total adjustments	2,024	4,048
Adjusted operating loss	$(12,009)	$(20,366)

The following table shows a reconciliation of net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share (in thousands, except per share data) for the 52 weeks ended February 1, 2025 and the 53 weeks ended February 3, 2024:

	52 Weeks Ended	53 Weeks Ended
	February 1, 2025	February 3, 2024
Net loss	$(23,132)	$(27,751)
Adjustments:
Loss on extinguishment of debt(1)	3,338	—
Asset impairment(2)	109	1,867
Stock-based compensation expense(3)	1,042	1,186
Beyond transaction costs not subject to capitalization(4)	425	—
Severance charges(5)	448	995
Total adjustments	5,362	4,048
Tax benefit of adjustments	(2)	(6)
Total adjustments, net of tax	5,360	4,042
Adjusted net loss	$(17,772)	$(23,709)

Diluted loss per share	$(1.77)	$(2.16)
Adjusted diluted loss per share	$(1.36)	$(1.84)

Diluted weighted average shares outstanding	13,068	12,871

(1)
Loss on extinguishment of debt includes expenses related to the extinguishment of the FILO Term Loan including a $2.6 million prepayment penalty and the write off of the remaining unamortized debt issuance costs.
(2)
Asset impairment charges are related to property and equipment, software costs and cloud computing implementation costs.
(3)
Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(4)
Consulting and legal fees incurred relating to the Company’s transaction with Beyond that, due to their nature, did not qualify for capitalization as deferred debt or equity issuance costs. Given the magnitude and scope of this strategic transaction, the Company considers the incremental consulting and legal fees incurred not reflective of the ongoing costs to operate its business.
(5)
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

In fiscal 2023, we entered into the FILO Term Loan to provide additional liquidity, as internally generated cash and borrowings under our existing asset-based revolving credit facility did not provide enough liquidity to effectively execute our financial turnaround strategy in fiscal 2024. Throughout fiscal 2024, we implemented expense reductions to streamline our cost structure and improve our liquidity profile. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. On October 21, 2024, we entered into the Beyond Credit Agreement and Beyond Subscription Agreement. As part of this partnership, Beyond invested $25 million in us through a combined debt and equity transaction. Proceeds of $17 million from the Beyond Credit Agreement were used by us to repay our FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the $8.5 million Beyond Convertible Term Loan with accrued interest into Common Stock at a price of $1.85 per share were both approved by Kirkland's shareholders at the Company’s Special Shareholders Meeting on February 5, 2025, in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Common Stock to Beyond, which completed the transaction.

Our going concern assessment includes the preparation of cash flow forecasts considering the completed financing transactions, annualized savings from the cost-savings initiatives and the impact on profitability and cash flow from operations related to both the current elevated tariffs, especially the 145% tariff rate on Chinese goods, and the likelihood of challenging macroeconomic conditions that further constrain consumer demand, and these factors collectively suggest insufficient liquidity in the near-term. We are currently in active discussions to finalize a commitment for an additional $5.0 million from Beyond as an expansion of the existing Beyond Credit Agreement, but as the transaction has not yet been finalized, it cannot be considered as part of the going concern assessment and by itself is insufficient to support near-term liquidity needs given the current tariff policy. Due to these uncertainties and the consequences they may have on the projected cash flow in the near-term, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.

As of February 1, 2025, we were in compliance with the financial covenants in the revolving credit facility and the Beyond Credit Agreement. However, our conclusion that substantial doubt exists about our ability to continue as a going concern requires an explanatory paragraph in the report of our independent registered public accounting firm on our accompanying financial statements for the fiscal year ended February 1, 2025, which results in a violation of affirmative covenants under the revolving credit facility and the Beyond Credit Agreement. If we are unable to obtain a waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under the credit facilities may waive the defaults or forebear the exercise of remedies, the lenders are not obligated to do so. We are currently seeking waivers under both facilities. No assurances can be given as to when or if we will succeed in obtaining the waivers. As such, we have classified the outstanding borrowings under these agreements as current on the consolidated balance sheet as of February 1, 2025, except for the Convertible Term Loan that converted to equity on February 5, 2025.

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

Cash flows from operating activities. Net cash used in operating activities was $19.3 million in fiscal 2024 compared to $14.5 million in fiscal 2023. Cash flows from operating activities depends heavily on operating performance and changes in working capital. The increase in the amount of cash flows used in operations in fiscal 2024 compared to fiscal 2023 was primarily due to rising inventory levels during fiscal 2024 compared to decreasing inventory levels in fiscal 2023, partially offset by two less rent payments in fiscal 2024 compared to fiscal 2023, due to the 53rd week in fiscal 2023, and improved operating performance. In fiscal 2023, we were managing inventory to end at a lower level due to the closing of our e-commerce distribution centers in North Las Vegas, Nevada and Winchester, Virginia and our decline in store count. In fiscal 2024, we ended the year with higher than anticipated inventory levels due to lower sales in the back half of the year and fluctuations in receipt timing.

Cash flows from investing activities. Net cash used in investing activities was approximately $2.4 million and $4.6 million for fiscal 2024 and 2023, respectively.

The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024
Existing store refreshes, remodels and maintenance	$1,552	$1,671
Technology and omni-channel projects	461	1,896
New and relocated stores	366	829
Corporate	10	269
Distribution center and supply chain enhancements	1	114
Total capital expenditures	$2,390	$4,779

The capital expenditures in fiscal 2024 and fiscal 2023 related primarily to technology and omni-channel projects, existing store refreshes, remodels and maintenance and new and relocated stores. We expect minimal capital expenditures in fiscal 2025 mainly related to the store activity around the opening or conversion of existing stores to new Bed Bath & Beyond, Buy Buy Baby or Overstock stores and existing store maintenance.

Cash flows from financing activities. Net cash provided by financing activities was $21.6 million and $17.7 million in fiscal 2024 and 2023, respectively. During fiscal 2024, we borrowed $17.0 million under our Beyond Credit Agreement and borrowed a net $9.0 million under our revolving credit facility, partially offset by prepayment penalties payments of $2.6 million and $1.7 million of debt and equity issuance cost payments. During fiscal 2023, we borrowed a net $19.0 million under our revolving credit facility, partially offset by $1.2 million of debt issuance cost payments.

Long-term debt. The following table summarizes our outstanding debt as of the dates indicated (in thousands):

	February 1, 2025	February 3, 2024
Revolving line of credit	$43,000	$34,000
Non-Convertible Term Loan	8,500	—
Convertible Term Loan	8,500	—
Collaboration Agreement fees	3,995	—
Total outstanding borrowings	63,995	34,000
Less: unamortized debt discount and issuance costs	(4,793)	—
Total debt	59,202	34,000
Less: current portion of long-term debt	(49,199)	—
Long-term debt, net	$10,003	$34,000

For additional information about our long-term debt see “Item 8. Financial Statements and Supplementary Data – Note 5 — Long-Term Debt” and “Note 15 — Subsequent Events” in the consolidated financial statements.

Subscription agreements. See “Item 8. Financial Statements and Supplementary Data – Note 6 — Subscription Agreements” in the consolidated financial statements for a description of the Subscription Agreements.

Share repurchase plans. See “Item 8. Financial Statements and Supplementary Data – Note 13 — Share Repurchase Plans” in the consolidated financial statements for a description of our share repurchase plan.

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

We estimate as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed physical inventory count and the end of the financial reporting period based upon historical physical inventory count results. Management adjusts these estimates based on changes, if any, in the trends yielded by our physical inventory counts, which occur during the fiscal year. Historically, the variation between our recorded estimates and observed results has been insignificant, and although possible, significant future variation is not expected. If our estimated shrinkage reserve varied by 10% from the amount recorded, the carrying value of inventory would have changed approximately $157,000 as of February 1, 2025.

We also evaluate the cost of our inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that we do not carry inventory at a value in excess of the amount we expect to realize upon the sale of the merchandise. Our reserves for excess and obsolete inventory reduce merchandise inventory to the lower of cost or net realizable value based upon our historical experience of selling goods below cost. Historically, the variation between our estimates to account for excess and obsolete inventory and actual results has been insignificant. As of February 1, 2025, our reserve for excess and obsolete inventory was approximately $829,000.

Impairment of long-lived assets — We evaluate the recoverability of the carrying amounts of long-lived assets, including lease right-of-use assets, whenever events or changes in circumstances indicate that the carrying values may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, we record an impairment charge equal to the difference between the asset group’s fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group with no asset written down below its individual fair value. We estimate the individual fair value of long-lived fixed assets based on orderly liquidation value and the individual fair value of lease right-of-use assets based on market participant rents. Our asset impairment charges were $109,000 and $1.9 million for fiscal 2024 and 2023, respectively.

Insurance reserves — Workers’ compensation and general liability insurance programs are predominately self-insured. It is our policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience and judgments about the present and expected levels of cost per claim. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. As of February 1, 2025 and February 3, 2024, our self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to workers’ compensation and general liability insurance programs were $3.8 million and $4.2 million, respectively.

Actuarial methods are used to develop estimates of the future ultimate claim costs based on the claims incurred as of the balance sheet dates. Management believes that the various assumptions developed and actuarial methods used to determine our self-insurance reserves are reasonable and provide meaningful data and information that management uses to make its best estimate of our exposure to these risks. Arriving at these estimates, however, requires a significant amount of subjective judgment by management; and, as a result, these estimates are uncertain, and our actual exposure may be different from our estimates. For example, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors could cause actual claim costs to vary materially from our assumptions and estimates, causing our reserves to be understated or overstated. For instance, a 10% change in our self-insurance liabilities would have affected pre-tax loss by approximately $385,000 for fiscal 2024.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. We record valuation allowances to reduce our deferred tax assets to the amount we believe is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on our judgment, estimates and assumptions regarding those future events. In the event we were to determine that we would not be able to realize all or a portion of the net deferred tax assets in the future, we would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if we were to determine that we would be able to realize our deferred tax assets in the future, in excess of the net carrying amounts, then we would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. Due to changes in facts and circumstances and the estimates and judgments that are involved in determining the proper valuation allowance, differences between actual events and prior estimates and judgments could result in adjustments to this valuation allowance. As of February 1, 2025 and February 3, 2024, we have a full valuation allowance against deferred tax assets, as we have a three-year cumulative loss before income taxes.

Our income tax returns are subject to audit by local, state and federal tax authorities, which include questions regarding our tax filing positions including the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the tax exposures associated with our filing positions, we record reserves for probable exposures. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differ from our established reserve, the statute of limitations expires for the relevant tax authority to examine the tax position or when more information becomes available. Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions and whether or not the minimum requirements for recognition of tax benefits have been met. We do not believe that there is a reasonable likelihood that there will be a material change in the reserves established for tax benefits not recognized. Although we believe our judgments and estimates are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. We have no unrecognized tax benefit reserve as of February 1, 2025.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate changes, primarily as a result of borrowings under our long-term debt agreements, as discussed in “Item 8. Financial Statements and Supplementary Data – Note 5 — Long-Term Debt,” in the notes to the consolidated financial statements, which bear interest based on variable rates.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the FDIC. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other similar financial instruments as of February 1, 2025.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)	42
Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024	44
Consolidated Statements of Operations for the 52 Weeks Ended February 1, 2025, the 53 Weeks Ended February 3, 2024 and the 52 Weeks Ended January 28, 2023	45
Consolidated Statements of Shareholders’ (Deficit) Equity for the 52 Weeks Ended February 1, 2025, the 53 Weeks Ended February 3, 2024 and the 52 Weeks Ended January 28, 2023	46
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 1, 2025, the 53 Weeks Ended February 3, 2024 and the 52 Weeks Ended January 28, 2023	47
Notes to Consolidated Financial Statements	48

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Kirkland’s, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kirkland’s, Inc. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, shareholders’ (deficit) equity and cash flows for each of the three fiscal years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Estimate of Self-Insurance Reserves
Description of the Matter

At February 1, 2025, the Company’s reserves for self-insurance risks was $4.2 million, net of estimated stop-loss insurance receivables. As discussed in Note 1 of the consolidated financial statements, the Company retains a significant portion of risk for loss exposure for claims. Accordingly, provisions are recorded based upon periodic estimates of such losses, as determined by management. The future cost for the claims exposure is estimated using actuarial methods that consider assumptions for a number of factors including, but not limited to, historical claims experience and loss development factors.

Auditing management’s estimate of certain self-insurance reserves was complex and judgmental due to the significant assumptions and judgments required by management to project the exposure for incurred claims that remain unresolved, including those which have been incurred but not yet reported to the Company.

How We Addressed the Matter in Our Audit

To test the Company’s estimate of certain self-insurance reserves, we performed audit procedures that included, among others, assessing the actuarial valuation methodologies utilized by management, testing the significant assumptions described above, testing the related underlying data used by the Company in its evaluation for completeness and accuracy, and testing the mathematical accuracy of the calculations. Our audit procedures also included, among others, comparing the significant assumptions used by management to industry accepted actuarial assumptions and reassessing the accuracy of management’s historical estimates utilized in prior period evaluations. We involved our actuarial valuation specialists to assist in assessing the valuation methodologies and significant assumptions noted above and to develop an independent range of estimates for certain self-insurance reserves which we then compared to management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Nashville, Tennessee

May 2, 2025

KIRKLAND’S, INC.

CONSOLIDATED BALANCE SHEETS

	February 1, 2025	February 3, 2024
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,820	$3,805
Inventories, net	81,899	74,090
Prepaid expenses and other current assets	5,585	7,614
Total current assets	91,304	85,509
Property and equipment:
Equipment	18,905	19,144
Furniture and fixtures	61,354	63,823
Leasehold improvements	97,635	100,393
Computer software and hardware	78,847	78,580
Projects in progress	287	647
Property and equipment, gross	257,028	262,587
Accumulated depreciation	(234,966)	(232,882)
Property and equipment, net	22,062	29,705
Operating lease right-of-use assets	121,229	126,725
Other assets	7,593	8,634
Total assets	$242,188	$250,573
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$43,935	$46,010
Accrued expenses and other liabilities	20,183	23,163
Operating lease liabilities	39,355	40,018
Current debt, net	49,199	—
Total current liabilities	152,672	109,191
Operating lease liabilities	95,085	99,772
Long-term debt, net	10,003	34,000
Other liabilities	3,445	4,486
Total liabilities	261,205	247,449
Commitments and contingencies (Note 10)	—	—
Shareholders’ (deficit) equity:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at February 1, 2025, and February 3, 2024	—	—
Common stock, no par value, 100,000,000 shares authorized; 13,117,942 and 12,926,022 shares issued and outstanding at February 1, 2025, and February 3, 2024, respectively	177,543	176,552
Accumulated deficit	(196,560)	(173,428)
Total shareholders’ (deficit) equity	(19,017)	3,124
Total liabilities and shareholders’ (deficit) equity	$242,188	$250,573

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
	(In thousands, except per share data)
Net sales	$441,360	$468,690	$498,825
Cost of sales	319,354	341,700	379,036
Gross profit	122,006	126,990	119,789
Operating expenses:
Compensation and benefits	77,722	82,152	85,231
Other operating expenses	54,699	62,863	69,183
Depreciation (exclusive of depreciation included in cost of sales)	3,509	4,522	6,055
Asset impairment	109	1,867	2,071
Total operating expenses	136,039	151,404	162,540
Operating loss	(14,033)	(24,414)	(42,751)
Interest expense	5,949	3,317	1,735
Loss on extinguishment of debt	3,338	—	—
Other income	(504)	(499)	(335)
Loss before income taxes	(22,816)	(27,232)	(44,151)
Income tax expense	316	519	543
Net loss	$(23,132)	$(27,751)	$(44,694)
Loss per share:
Basic	$(1.77)	$(2.16)	$(3.52)
Diluted	$(1.77)	$(2.16)	$(3.52)
Weighted average shares outstanding:
Basic	13,068	12,871	12,703
Diluted	13,068	12,871	12,703

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Accumulated Deficit	Total Shareholders’ (Deficit) Equity
	Shares	Amount
	(In thousands, except share data)
Balance at January 29, 2022	12,631,347	$175,856	$(94,730)	$81,126
Exercise of stock options	2,705	16	—	16
Restricted stock issued	826,423	—	—	—
Net share settlement of stock options and restricted stock units	(226,141)	(2,383)	—	(2,383)
Stock-based compensation expense	—	1,961	—	1,961
Repurchase and retirement of common stock	(479,966)	—	(6,253)	(6,253)
Net loss	—	—	(44,694)	(44,694)
Balance at January 28, 2023	12,754,368	175,450	(145,677)	29,773
Restricted stock issued	202,967	—	—	—
Net share settlement of restricted stock units	(31,313)	(84)	—	(84)
Stock-based compensation expense	—	1,186	—	1,186
Net loss	—	—	(27,751)	(27,751)
Balance at February 3, 2024	12,926,022	176,552	(173,428)	3,124
Restricted stock issued	215,591	—	—	—
Net share settlement of restricted stock units	(23,671)	(51)	—	(51)
Stock-based compensation expense	—	1,042	—	1,042
Net loss	—	—	(23,132)	(23,132)
Balance at February 1, 2025	13,117,942	$177,543	$(196,560)	$(19,017)

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(23,132)	$(27,751)	$(44,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	9,745	11,980	16,522
Amortization of debt issuance costs and original issue discount costs	898	124	91
Asset impairment	109	1,867	2,071
Loss on disposal of property and equipment	17	9	185
Stock-based compensation expense	1,042	1,186	1,961
Loss on extinguishment of debt	3,338	—	—
Changes in assets and liabilities:
Inventories, net	(7,809)	9,981	29,958
Prepaid expenses and other current assets	2,018	(2,525)	5,448
Accounts payable	(1,886)	2,186	(18,192)
Accrued expenses and other liabilities	(2,500)	(3,146)	(4,742)
Operating lease assets and liabilities	100	(8,585)	(6,269)
Other assets and liabilities	(1,191)	198	(490)
Net cash used in operating activities	(19,251)	(14,476)	(18,151)
Cash flows from investing activities:
Proceeds from sale of property and equipment	38	148	59
Capital expenditures	(2,390)	(4,779)	(8,120)
Net cash used in investing activities	(2,352)	(4,631)	(8,061)
Cash flows from financing activities:
Borrowings on revolving line of credit	45,100	64,000	60,000
Repayments on revolving line of credit	(36,100)	(45,000)	(45,000)
Borrowings on FILO term loan	10,000	—	—
Repayments on FILO term loan	(10,000)	—	—
Payment of prepayment penalties on extinguishment of debt	(2,638)	—	—
Proceeds from Beyond transaction	17,000	—	—
Payments of debt and equity issuance costs	(1,693)	(1,175)	—
Cash used in net share settlement of stock options and restricted stock units	(51)	(84)	(2,383)
Proceeds received from employee stock option exercises	—	—	16
Repurchase and retirement of common stock	—	—	(6,253)
Net cash provided by financing activities	21,618	17,741	6,380
Cash and cash equivalents:
Net increase (decrease)	15	(1,366)	(19,832)
Beginning of the year	3,805	5,171	25,003
End of the year	$3,820	$3,805	$5,171
Supplemental cash flow information:
Interest paid	$4,795	$3,290	$1,413
Income taxes paid	335	561	2,070
Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$369	$504	$699
Non-cash accruals for debt issuance costs	534	1,180	—
Increase in operating lease liabilities from new or modified leases	29,289	28,563	47,203

The accompanying notes are an integral part of these consolidated financial statements.

KIRKLAND’S, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Significant Accounting Policies

Nature of business — Kirkland’s is a specialty retailer of home décor and furnishings in the United States operating 317 stores in 35 states as of February 1, 2025, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

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

Fiscal year — The Company’s fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31. Accordingly, fiscal 2024, 2023 and 2022 represented the 52 weeks ended on February 1, 2025, the 53 weeks ended on February 3, 2024 and the 52 weeks ended on January 28, 2023, respectively.

Reclassifications — Certain amounts in the Company’s footnotes have been reclassified to conform to the current period presentation.

Strategic partnership with Beyond — The Company entered into a strategic partnership with Beyond on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable profitable growth and value for all stakeholders. As part of this partnership with Beyond, the companies entered into the Beyond Credit Agreement, Beyond Subscription Agreement, Collaboration Agreement and Trademark License Agreement. Proceeds of $17 million from the Beyond Credit Agreement, in the form of an $8.5 million Non-Convertible Term Loan and an $8.5 million Convertible Term Loan were used by Kirkland's to repay its existing FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under Kirkland's existing revolving credit facility. Under the Trademark License Agreement, we have the exclusive license to operate small format, neighborhood brick-and-mortar stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks, which include Bed Bath & Beyond, Buy Buy Baby and Overstock, and we may sell Bed Bath & Beyond branded merchandise in existing Kirkland’s Home stores.

The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were both approved by Kirkland's shareholders at the Company’s Special Meeting of Shareholders on February 5, 2025 in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Common Stock to Beyond, which completed the transaction. For further discussion on the agreements with Beyond, refer to “Note 4 — Fair Value Measurements”, “Note 5 — Long-Term Debt” and “Note 6 — Subscription Agreements”.

Collaboration Agreement fees — Under the terms of the Collaboration Agreement, the Company gave Beyond the right to receive a percentage of future revenues generated by Kirkland’s over the life of the Collaboration Agreement. The sale of a percentage of Kirkland’s future revenue to Beyond has been accounted for as debt financing, as the Company has significant continuing involvement in the generation of the related cash flows. As a result, the Company recorded a portion of the $17 million Beyond Credit Agreement proceeds from these fees as debt, which will be accreted in interest expense using the effective interest rate method over the life of the arrangement. The debt was initially recorded at its fair value, net of allocated discount and deferred costs.

The liability and the related interest expense for these fees are based on the Company’s current estimates of future payments expected to be made over the life of the Collaboration Agreement. The Company will periodically assess the expected payments using internal projections. To the extent our future estimates of payments are greater or less than previous estimates, the Company will prospectively recognize related non-cash interest expense. For further discussion refer to “Note 4 — Fair Value Measurements” and “Note 5 — Long-Term Debt”.

Trademark License Agreement — The Trademark License Agreement with Beyond grants Kirkland’s the exclusive license to operate small format, neighborhood brick-and-mortar retail stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks. Kirkland’s will pay royalty fees as a percentage of net store sales generated under the Bed Bath & Beyond, Buy Buy Baby or Overstock banners during the term of the Collaboration Agreement with that rate increasing as a percentage of net sales after the Collaboration Agreement has terminated, if the locations are still operating. There is also a fixed guaranteed minimum royalty fee during the term of the Collaboration Agreement that takes effect after the opening of the first Bed Bath & Beyond retail store. There were no royalty fees during fiscal year 2024.

Going concern assessment and management’s plans— The Company’s revenues, results of operations and cash flows have been materially adversely impacted by strategic and macroeconomic factors during the last several fiscal years. The persistently challenging home furnishings retail environment, including reduced consumer spending in the category and increased price sensitivity, has significantly impacted the Company’s performance and liquidity levels. Operating loss and negative cash flows from operations continue to reduce the Company’s liquidity levels. For fiscal year 2024, the Company reported a net loss of $23.1 million and net cash used in operating activities of $19.3 million compared to a net loss of $27.8 million and net cash used in operating activities of $14.5 million in the prior year period. Further, as of May 2, 2025, the Company had approximately $29,000 available for borrowing, after the minimum required excess availability covenant under the revolving credit facility; however, the Company is currently in active discussions to finalize a commitment for an additional $5.0 million from Beyond as an expansion of the existing Beyond Credit Agreement.

When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions and events to alleviate substantial doubt. The Company’s plans are focused on improving its operating results and liquidity through sales growth, cost reductions and additional financing. Throughout fiscal 2024, the Company implemented expense reductions to streamline its cost structure and improve its liquidity profile. The Company believes these actions are necessary as part of improving its profitability and liquidity trajectory, while minimizing any disruption to the Company’s focus on its strategic initiatives and the overall customer experience. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. In addition, through the strategic partnership with Beyond, the Company received proceeds of $17 million from the Beyond Credit Agreement, which were used by the Company to repay the outstanding balance on the FILO Term Loan, to pay prepayment fees and transaction expenses, and to reduce borrowings under its existing revolving credit facility. The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan were both approved at the Special Shareholders Meeting on February 5, 2025.

The Company's going concern assessment includes the preparation of cash flow forecasts considering the completed financing transactions, annualized savings from the cost-savings initiatives and the impact on profitability and cash flow from operations related to both the current elevated tariffs, especially the 145% tariff rate on Chinese goods, and the likelihood of challenging macroeconomic conditions that further constrain consumer demand, and these factors collectively suggest insufficient liquidity in the near-term. The Company is currently in active discussions to finalize a commitment for an additional $5.0 million from Beyond as an expansion of the existing Beyond Credit Agreement, but as the transaction has not yet been finalized, it cannot be considered as part of the going concern assessment and by itself is insufficient to support near-term liquidity needs given the current tariff policy. Due to these uncertainties and the consequences they may have on the projected cash flow in the near-term, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.

As of February 1, 2025, the Company was in compliance with the financial covenants in the revolving credit facility and the Beyond Credit Agreement. However, the Company’s conclusion that substantial doubt exists about its ability to continue as a going concern requires an explanatory paragraph in the report of the independent registered public accounting firm on the Company’s accompanying financial statements for the fiscal year ended February 1, 2025, which results in a violation of affirmative covenants under the revolving credit facility and the Beyond Credit Agreement. If the Company is unable to obtain a waiver from its lenders, the lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under the credit facilities may waive the defaults or forebear the exercise of remedies, the lenders are not obligated to do so. The Company is currently seeking waivers under both facilities. No assurances can be given as to when or if the Company will succeed in obtaining the waivers. As such, the Company has classified the outstanding borrowings under these agreements as current on the consolidated balance sheet as of February 1, 2025, except for the Convertible Term Loan that converted to equity on February 5, 2025.

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should the Company be unable to continue as a going concern, such as charges related to impairment of the Company’s assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments.

Cash and cash equivalents — The Company classifies highly liquid investments with initial maturities of three months or less, as cash and cash equivalents. Cash and cash equivalents consist of cash on deposit in banks and payments due from banks for customer credit cards, as they generally settle within 24-48 hours.

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

The Company incurs various types of warehousing, transportation and delivery costs in connection with inventory purchases and distribution. Such costs are included as a component of the overall cost of inventories and recognized as a component of cost of sales as the related inventory is sold. As of February 1, 2025 and February 3, 2024, there were $5.6 million and $5.7 million, respectively, of distribution center costs included in inventory on the consolidated balance sheets.

The Company estimates as a percentage of sales the amount of inventory shrinkage that has occurred between the most recently completed physical inventory count and the end of the financial reporting period based upon historical physical inventory count results. The Company adjusts these estimates based on changes, if any, in the trends yielded by its physical inventory counts, which occur during the fiscal year. The reserve for estimated inventory shrinkage was $1.6 million and $2.1 million as of February 1, 2025 and February 3, 2024, respectively.

The Company estimates a reserve for unknown damaged inventory based on historical damage data. Management adjusts these estimates based on any changes in actual damage results. The reserve for estimated damaged inventory was approximately $711,000 and $775,000 as of February 1, 2025 and February 3, 2024, respectively.

The Company also evaluates the cost of inventory by category and class of merchandise in relation to the estimated sales price. This evaluation is performed to ensure that inventory is not carried at a value in excess of the amount expected to be realized upon the sale of the merchandise. As of February 1, 2025 and February 3, 2024, the reserve for excess and obsolescence was approximately $829,000 and $929,000, respectively.

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

Prepaid expenses and other current assets — The Company recognizes assets for expenses paid but not yet incurred, as well as other items such as miscellaneous receivables. As of February 1, 2025 and February 3, 2024, prepaid expenses and other current assets on the consolidated balance sheets included receivables of approximately $2.0 million and $2.6 million, respectively.

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

Cost of internal use software — The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. For fiscal years 2024, 2023 and 2022, the Company recorded approximately $3.8 million, $4.8 million and $6.4 million, respectively, for depreciation of capitalized software. The net book value of these assets totaled $7.9 million and $11.3 million at the end of fiscal years 2024 and 2023, respectively. Property and equipment included capitalized computer software currently under development of approximately $37,000 and $49,000 as of February 1, 2025 and February 3, 2024, respectively.

Asset retirement obligations — The Company recognizes a liability for the fair value of required asset retirement obligations (“ARO”) when such obligations are incurred. The Company’s AROs are primarily associated with leasehold improvements, which, at the end of a lease, the Company is contractually obligated to remove in order to comply with the lease agreement. At the inception of a lease with such conditions, the Company records an ARO liability and a corresponding capital asset in an amount equal to the estimated fair value of the obligation. The liability is estimated based on various assumptions requiring management’s judgment and is accreted to its projected future value over time. The capitalized asset is depreciated using the convention for depreciation of leasehold improvement assets. Upon satisfaction of the ARO conditions, any difference between the recorded ARO liability and the actual retirement costs incurred is recognized as an operating gain or loss in the consolidated statements of operations. As of February 1, 2025 and February 3, 2024, the liability for asset retirement obligations was approximately $640,000 and $663,000, respectively, and the asset was approximately $72,000 and $86,000, respectively.

Leases — Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of future lease payments. Operating lease assets represent the Company’s right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment, if any, of operating lease assets. To determine the present value of lease payments not yet paid at lease commencement or modification, the Company uses the collateralized incremental borrowing rate corresponding to the reasonably certain lease term. The Company estimates its collateralized incremental borrowing rate based upon a synthetic credit rating and yield curve analysis. See “Note 7 — Leases” for further discussion.

Impairment of long-lived assets — The Company evaluates the recoverability of the carrying amounts of long-lived assets, including lease right-of-use assets, when events or changes in circumstances dictate that their carrying values may not be recoverable. This review includes the evaluation of individual underperforming retail stores and assessing the recoverability of the carrying value of the assets related to the stores. Future cash flows are projected for the remaining lease life. If the estimated future cash flows are less than the carrying value of the assets, the Company records an impairment charge equal to the difference between the asset group’s fair value and carrying value. The fair value is estimated using a discounted cash flow approach considering such factors as future sales levels, gross margins, changes in rent and other expenses as well as the overall operating environment specific to that store. The amount of the impairment charge is allocated proportionately to all assets in the asset group, with no asset written down below its individual fair value. The Company estimates the individual fair value of long-lived fixed assets based on orderly liquidation value and the individual fair value of lease right-of-use assets based on market participant rents. See “Note 11 — Impairment” for further discussion.

Insurance reserves — Workers’ compensation, general liability and employee medical insurance programs are predominately self-insured. It is the Company’s policy to record a self-insurance liability using estimates of claims incurred but not yet reported or paid, based on historical claims experience and actuarial methods. Actual results can vary from estimates for many reasons, including, changes in our assumptions about health care costs, the severity of accidents, the average size of claims and other factors. The Company monitors its claims experience in light of these factors and revises its estimates of insurance reserves accordingly. The level of insurance reserves may increase or decrease as a result of these changing circumstances or trends. As of February 1, 2025 and February 3, 2024, the Company’s self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to workers’ compensation and general liability were $3.8 million and $4.2 million, respectively. As of February 1, 2025 and February 3, 2024, the Company’s self-insurance reserve estimates, net of estimated stop-loss insurance receivables, related to employee medical insurance were approximately $392,000 and $456,000, respectively.

Net sales — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is an accurate reflection of future returns associated with past sales. However, as with any estimate, return activity may vary from estimated amounts. The Company had a liability of approximately $1.0 million and $1.5 million reserved for sales returns at February 1, 2025 and February 3, 2024, respectively, included in accrued expenses and other liabilities on the consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the consolidated balance sheets was approximately $517,000 and $710,000 at February 1, 2025 and February 3, 2024, respectively.

Deferred e-commerce revenue — E-commerce revenue is deferred until the customer takes possession of the merchandise and the sale is complete, as the Company receives payment before completion of its customer obligations. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses and other liabilities on the consolidated balance sheets was approximately $607,000 and $750,000 at February 1, 2025 and February 3, 2024, respectively. The related contract assets, reflected in inventory on the consolidated balance sheets, totaled approximately $330,000 and $387,000 at February 1, 2025 and February 3, 2024, respectively. E-commerce shipping expenses are accounted for as fulfillment costs and are included in the consolidated statements of operations as a component of cost of sales.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	February 1, 2025	February 3, 2024	January 28, 2023
Gift card liability, net of estimated breakage (included in accrued expenses and other liabilities)	$10,673	$12,008	$14,077

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Gift card breakage revenue (included in net sales)	$1,120	$2,195	$1,419
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	3,962	4,800	5,321

Customer loyalty program — The Company has established a loyalty program called the K-club, whereby members receive access to coupons, birthday rewards, monthly sweepstakes, sneak peeks, exclusive deals and more. The Company’s loyalty program offers points to members on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The allocated consideration for the points earned by loyalty program members is deferred based on the standalone selling price of the points and recorded within accrued expenses and other liabilities on the consolidated balance sheet. The measurement of standalone selling prices takes into consideration the estimated points that will be converted to certificates and certificates that are expected to be redeemed, based on historical redemption patterns. This measurement is applied to the Company’s portfolio of performance obligations for points earned, as all obligations have similar economic characteristics. The Company believes the impact to its consolidated financial statements would not be materially different if this measurement was applied to each individual performance obligation. Revenue is recognized for these performance obligations at a point in time when certificates are redeemed by the customer. These obligations generally relate to contracts with terms less than one year, as points generally expire on a rolling 12-month basis and certificates generally expire within two months from issuance. The related loyalty program deferred revenue included in accrued expenses and other liabilities on the consolidated balance sheets was approximately $1.5 million and $1.4 million as of February 1, 2025 and February 3, 2024, respectively.

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

Cost of sales — Cost of sales includes the cost of product purchased from vendors, inbound freight, receiving costs, inspection costs, warehousing costs, outbound freight, inventory damage and shrinkage, payroll and overhead associated with our distribution facility and its network, store occupancy costs and depreciation of leasehold improvements, equipment, and other property in the stores and distribution centers. Distribution facility costs, excluding depreciation, included in cost of sales were approximately $22.4 million, $25.9 million and $29.5 million for fiscal 2024, 2023 and 2022, respectively.

Compensation and benefits — Compensation and benefits includes all store and corporate office salaries, wages and incentive pay as well as stock compensation, employee health benefits, 401(k) plan benefits, social security and unemployment taxes.

Stock-based compensation — Stock-based compensation includes expenses associated with restricted stock unit grants, stock option grants, and other transactions under the Company’s stock plans. The Company recognizes compensation expense for its stock-based payments based on the fair value of the awards on the grant date. The expense is recorded on a straight-line basis over the vesting period within compensation and benefits in the consolidated statements of operations. See “Note 8 — Stock-Based Compensation” for further discussion.

Other operating expenses — Other operating expenses consist of such items as advertising, credit card processing costs, bank fees, utilities, professional fees, software maintenance costs, supplies, workers’ compensation and general liability insurance, trash removal, maintenance and repairs, travel and various other store and corporate expenses.

Advertising expenses — Advertising costs are expensed in the period in which the related activity first takes place. These expenses include costs associated with specific marketing campaigns, direct mail, email communications, paid search, digital advertising, social media, public relations and in-store signage. Total advertising expense was $9.5 million, $13.6 million and $18.3 million for fiscal 2024, 2023 and 2022, respectively. Prepaid advertising costs were approximately $37,000 and $7,000 as of February 1, 2025 and February 3, 2024, respectively.

Income taxes — Deferred tax assets and liabilities are recognized based on the differences between the financial statement and the tax law treatment of certain items. Realization of certain components of deferred tax assets is dependent upon the occurrence of future events. The Company records valuation allowances to reduce its deferred tax assets to the amount it believes is more likely than not to be realized. These valuation allowances can be impacted by changes in tax laws, changes to statutory tax rates, and future taxable income levels and are based on the Company’s judgment, estimates and assumptions regarding those future events. In the event the Company was to determine that it would not be able to realize all or a portion of the net deferred tax assets in the future, the Company would increase the valuation allowance through a charge to income tax expense in the period that such determination is made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future, in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance through a decrease to income tax expense in the period that such determination is made. As of February 1, 2025 and February 3, 2024, the Company has a full valuation allowance against deferred tax assets, as the Company has a three-year cumulative loss before income taxes.

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

Concentrations of risk — The Company has risk of geographic concentration with respect to the sourcing of its inventory purchases. Approximately 71% of the Company’s inventory purchases in fiscal 2024 were from China.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The revolving line of credit approximates fair value due to the one, three or six-month interest terms. The Company also has a non-depleting collateral trust with the Company’s workers’ compensation and general liability insurance provider named as beneficiary. The assets in this trust are invested in financial instruments that would fall within Level 1 of the fair value hierarchy, and the assets were approximately $4.8 million and $4.6 million as of February 1, 2025 and February 3, 2024, respectively, and are included in other assets on the consolidated balance sheets.

See “Note 4 — Fair Value Measurements” for discussion regarding the fair value of the Company’s long-term debt instruments and certain assets measured at fair value on a non-recurring basis.

Loss per share — Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method and shares issuable upon conversion of convertible notes payable. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock, if outstanding grants of restricted stock were vested and if the incremental shares issuable upon conversion of the currently convertible portion of the convertible notes were issued. Stock options, restricted stock units and the currently convertible portion of the convertible notes that were not included in the computation of diluted earnings per share, because to do so would have been antidilutive, were approximately 1,703,000 shares, 689,000 shares and 571,000 shares for fiscal 2024, 2023 and 2022, respectively.

Comprehensive loss — Comprehensive loss does not differ from the consolidated net loss presented in the consolidated statements of operations.

Note 2 — Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities are comprised of the following (in thousands):

	February 1, 2025	February 3, 2024
Gift cards	$10,673	$12,008
Workers’ compensation and general liability reserves	1,981	2,062
Salaries and wages	1,616	1,952
Loyalty program deferred revenue	1,493	1,412
Sales taxes	1,131	1,543
Sales returns reserve	1,046	1,549
Deferred e-commerce revenue	607	750
Employee medical insurance reserves	392	456
Other	1,244	1,431
	$20,183	$23,163

Note 3 — Income Taxes

The Company’s income tax expense is computed based on the federal statutory rates and the state statutory rates, net of related federal benefit. The Company’s provision for income taxes consists of the following (in thousands):

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Current tax expense (benefit):
Federal	$—	$46	$(153)
State	316	473	696
Income tax expense	$316	$519	$543

Income tax expense differs from the amount computed by applying the statutory federal income tax rate to loss before income taxes. A reconciliation of income tax expense at the statutory federal income tax rate to the amount provided is as follows (in thousands):

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Tax at federal statutory rate	$(4,791)	$(5,719)	$(9,272)
State income taxes, net of federal benefit	(133)	(293)	(798)
Tax credits	(87)	(107)	(79)
Executive compensation	—	(23)	886
Stock based compensation programs	111	209	(1,296)
Valuation allowance	5,205	6,399	11,134
Other	11	53	(32)
Income tax expense	$316	$519	$543

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are included as part of other assets on the consolidated balance sheets. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	February 1, 2025	February 3, 2024
Deferred tax assets:
Operating lease liabilities	$33,865	$36,406
Accruals	1,741	2,090
Inventory valuation	343	277
Federal and state tax credit carryforwards	206	192
Federal and state net operating loss carryforwards	18,433	15,794
Other	5,770	3,989
Total deferred tax assets	60,358	58,748
Valuation allowance for deferred tax assets	(26,302)	(21,206)
Net deferred tax assets	34,056	37,542
Deferred tax liabilities:
Property and equipment	(2,939)	(4,653)
Operating lease right-of-use assets	(30,574)	(32,194)
Prepaid assets	(543)	(695)
Total deferred tax liabilities	(34,056)	(37,542)
Net deferred tax assets	$—	$—

As of February 1, 2025, the Company has a $73.1 million federal net operating loss carry-forward and $56.5 million of state net operating loss carry-forwards available to offset future taxable income. The federal net operating loss carry-forward does not expire and the state net operating loss carry-forwards expire in years 2038 through 2043. As of February 1, 2025, the Company has a federal tax credit carry-forward of approximately $184,000 that expires in years 2044 and 2045 and state tax credit carry-forwards of approximately $28,000 that expire in 2025.

Future utilization of the deferred tax assets is evaluated by the Company, and any valuation allowance is adjusted accordingly. The Company has a full valuation allowance against its deferred tax assets due to uncertainty regarding their realization. Accordingly, the Company has established a valuation allowance of $26.3 million and $21.2 million with respect to deferred tax assets as of February 1, 2025 and February 3, 2024, respectively. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more or less than the net amount the Company has recorded. Any change in the valuation allowance would have the effect of increasing or decreasing the income tax provision based on the nature of the deferred tax asset deemed realizable in the period in which such a determination is made.

The Company and one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by authorities for years prior to 2021. With few exceptions, the Company is no longer subject to state and local income tax examinations for years prior to 2019. The Company is not currently engaged in any U.S. federal, state or local income tax examinations.

The Company had no unrecognized tax benefits as of February 1, 2025 and February 3, 2024. The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no amounts accrued for the payment of interest and penalties associated with unrecognized tax benefits as of February 1, 2025 and February 3, 2024.

Note 4 — Fair Value Measurements

Fair value of the Non-Convertible Term Loan, the Convertible Term Loan and the Collaboration Agreement fees, which were entered into on October 21, 2024, are determined on a non-recurring basis, which results are summarized as follows (in thousands):

		February 1, 2025
	Fair Value Hierarchy	Carrying Value (1)	Fair Value
Non-Convertible Term Loan (2)	Level 2	$5,531	$7,980
Convertible Term Loan (2)	Level 2	6,676	7,003
Collaboration Agreement fees (3)	Level 3	3,995	5,439

(1) See “Note 5 — Long-Term Debt” for further discussion of the carrying values, which is shown on a net basis herein of unamortized debt discount and issuance costs.

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

Note 5 — Long-Term Debt

Long-term debt, net consisted of the following (in thousands):

	February 1, 2025	February 3, 2024
Revolving line of credit	$43,000	$34,000
Non-Convertible Term Loan	8,500	—
Convertible Term Loan	8,500	—
Collaboration Agreement fees	3,995	—
Total outstanding borrowings	63,995	34,000
Less: unamortized debt discount and issuance costs	(4,793)	—
Total debt	59,202	34,000
Less: current portion of long-term debt	(49,199)	—
Long-term debt, net	$10,003	$34,000

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

On January 25, 2024, the Company entered into a First Amendment to the 2023 Credit Agreement that increased the advance rate and allowed the Company to enter into the FILO Term Loan (defined below) agreement. Subsequent to January 25, 2024, advances under the 2023 Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 275 basis points with no SOFR floor. Upon the demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 225 basis points. Prior to January 25, 2024, advances under the 2023 Credit Agreement accrued interest at an annual rate equal to SOFR plus a margin ranging from 200 to 250 basis points with no SOFR floor. On October 21, 2024, the Company entered into a Second Amendment to the 2023 Credit Agreement to permit the Beyond Credit Agreement and the Beyond Subscription Agreement and to modify the borrowing base calculation and the minimum excess availability covenant. The interest rate and expiration date provisions of the First Amendment to the 2023 Credit Agreement remained unchanged.

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

The maximum availability under the 2023 Credit Agreement is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the combined borrowing base formula or $8.0 million. As of February 1, 2025, there were no letters of credit outstanding under the 2023 Credit Agreement. As of February 1, 2025, the Company had approximately $4.3 million available for borrowing under the 2023 Credit Agreement, after the minimum required excess availability covenant. Availability under the 2023 Credit Agreement fluctuates largely based on eligible inventory levels, and as eligible inventory increases in the second and third fiscal quarters in support of the Company’s back-half sales plans, the Company’s borrowing capacity increases correspondingly.

FILO Term Loan

On January 25, 2024, the Company entered into the FILO Term Loan with Gordon Brothers Group, via an affiliate entity, 1903P Loan Agent, LLC, as administrative agent and lender. The indebtedness under the FILO Term Loan was subordinated in most respects to the 2023 Credit Agreement. The FILO Term Loan had a maturity date of March 2028, coterminous with the 2023 Credit Agreement. The interest rate of the FILO Term Loan was one-month term SOFR, plus a margin of 9.50%. The Company borrowed $10.0 million under the FILO Term Loan during fiscal 2024.

Proceeds from the Beyond Credit Agreement were used by the Company to repay and terminate the FILO Term Loan on October 21, 2024. The Company paid $12.6 million, which consisted of $10.0 million of debt principal and $2.6 million of prepayment penalties. The Company recorded a loss on extinguishment of debt related to the termination of the FILO Term Loan of $3.3 million during fiscal year 2024, of which $2.6 million was for the prepayment penalty and the remainder was related to the write-off of unamortized debt issuance costs.

Beyond Credit Agreement

On October 21, 2024, the Company entered into the Beyond Credit Agreement with Beyond, as administrative agent and lender. The Beyond Credit Agreement consists of an $8.5 million Convertible Term Loan that is mandatorily convertible into Common Stock at a price of $1.85 per share for a total of 4,594,594 shares upon the approval of Kirkland’s shareholders and an $8.5 million Non-Convertible Term Loan that is non-convertible. The maturity date on the Non-Convertible Term Loan is September 30, 2028. Beyond can elect to convert a portion of the Convertible Term Loan into shares of Kirkland’s Common Stock prior to shareholder approval up to a cap of 2,609,215 shares. The indebtedness under the Beyond Credit Agreement is subordinated to the 2023 Credit Agreement and is not subject to a borrowing base calculation. The Beyond Credit Agreement accrues interest at an annual rate equal to SOFR plus a margin of 275 basis points with no SOFR floor. See “Note 15 — Subsequent Events” for further discussion.

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

General Terms and Conditions

Borrowings under the 2023 Credit Agreement and the Beyond Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Beyond Credit Agreement may be declared immediately due and payable. As of February 1, 2025, the Company was in compliance with the financial covenants in the 2023 Credit Agreement and the Beyond Credit Agreement. However, the Company’s conclusion that substantial doubt exists about the Company’s ability to continue as a going concern requires an explanatory paragraph in the report of its independent registered public accounting firm on the Company’s accompanying financial statements for the fiscal year ended February 1, 2025, which results in a violation of affirmative covenants under the 2023 Credit Agreement and the Beyond Credit Agreement. As such, the Company has classified the outstanding borrowings under these agreements as current on the consolidated balance sheet as of February 1, 2025, except for the Convertible Term Loan that converted to equity on February 5, 2025. See “Note 15 — Subsequent Events” for further discussion.

Scheduled maturities of debt are as follows (in thousands):

Scheduled Maturities
2025	$52,240
2026	1,154
2027	1,154
2028	9,655
2029	1,155
Thereafter	2,268
Total scheduled maturities	67,626
Less: unamortized debt discount and issuance costs	(4,793)
Less: present value of collaboration agreement fees	(3,631)
Total debt	$59,202

Note 6 — Subscription Agreements

On October 21, 2024, the Company and Beyond entered into the Beyond Subscription Agreement, pursuant to which, upon the approval of Kirkland’s shareholders at the Special Shareholders Meeting, Beyond will purchase $8 million of Common Stock at a price of $1.85 per share for a total of 4,324,324 shares. If the $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan are both approved at the Special Shareholders Meeting, the Company will receive additional proceeds of $8 million, and the Convertible Term Loan with accrued interest will convert to equity. See “Note 15 — Subsequent Events” for further discussion.

On October 18, 2024, the Company and Consensus Securities LLC (“Consensus”), the Company’s financial advisor, entered into a subscription agreement (the “Consensus Subscription Agreement”), pursuant to which, upon the completion of the Beyond transaction, the Company will issue 310,135 shares of Common Stock to Consensus, as a partial payment of a success fee earned by Consensus in connection with the Beyond transaction. The shares of Common Stock will be calculated based on a price of $1.85 per share in lieu of a payment of $537,750 towards the success fee. See “Note 15 — Subsequent Events” for further discussion.

Note 7 — Leases

The Company leases retail store facilities, corporate office space, warehouse facilities and certain vehicles and equipment under operating leases with terms generally ranging up to 10 years and expiring at various dates through fiscal 2034. Most of the retail store agreements include an initial term with renewal options and provide for minimum fixed rental payments. The Company does not include lease renewal options in the lease term for calculations of its right-of-use assets and liabilities until it is reasonably certain that the Company plans to renew these leases. A few retail store lease agreements have only variable lease payments based on a percentage of sales, while other store leases contain contingent rentals based on sales performance in excess of specified minimums in addition to minimum fixed rentals.

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

The Company's classification of lease cost on the Company's consolidated statements of operations is as follows (in thousands):

	52 Week Period Ended (1)	53 Week Period Ended (1)	52 Week Period Ended (1)
	February 1, 2025	February 3, 2024	January 28, 2023
Cost of sales (2)
Operating lease cost	$45,373	$46,066	$44,960
Short-term lease cost	743	1,308	2,662
Variable lease cost	1,067	1,226	1,367
Total lease cost in cost of sales	47,183	48,600	48,989
Other operating expenses
Operating lease cost	1,201	1,651	1,657
Short-term lease cost	63	66	67
Total lease cost in other operating expenses	1,264	1,717	1,724
Total lease cost	$48,447	$50,317	$50,713

(1)
Total lease cost excludes expense for non-lease components including common area maintenance and excludes costs that are not a component of the lease including real estate taxes, insurance, sales taxes and utilities for the Company’s leases.
(2)
Cost of sales includes all distribution center lease costs and store occupancy-related lease costs.

As of February 1, 2025, future minimum payments, by year and in the aggregate, under all operating leases with initial terms of one year or more consist of the following (in thousands):

Operating Leases
2025	$48,944
2026	40,655
2027	29,994
2028	19,900
2029	11,613
Thereafter	11,433
Total lease payments	162,539
Less: interest	(28,099)
Present value of lease liabilities	$134,440

The Company’s lease term and discount rate is as follows:

February 1, 2025
Weighted-average remaining lease term (years)	4.3
Weighted-average discount rate	9.4%

Cash paid for amounts included in the measurement of lease liabilities is as follows (in thousands):

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Operating cash flows from operating leases	$46,122	$55,805	$49,125

Note 8 — Stock-Based Compensation

Stock-based compensation — Stock-based compensation includes restricted stock unit grants, stock option grants and other transactions under the Company’s equity plans. Total stock-based compensation expense is included as a component of compensation and benefits on the consolidated statements of operations and was approximately $1.0 million, $1.2 million and $2.0 million for fiscal years 2024, 2023 and 2022, respectively.

On June 4, 2013, the Company adopted the Kirkland’s, Inc. Amended and Restated 2002 Equity Incentive Plan (the “2002 Plan”), replacing the plan adopted in July 2002. The 2002 Plan provides for the award of restricted stock, restricted stock units (“RSUs”), performance-based awards, incentive stock options, non-qualified stock options and stock appreciation rights with respect to shares of the Company’s common stock to employees, directors, consultants and other individuals who perform services for the Company. The 2002 Plan is authorized to provide awards for up to a maximum of 5,500,000 shares of common stock.

As of February 1, 2025, options to purchase 441,309 shares of common stock were outstanding under the 2002 Plan at exercise prices ranging from $2.95 to $25.52 per share. As of February 1, 2025, there were 517,151 RSUs outstanding under the 2002 Plan with fair value grant prices ranging from $1.68 to $11.26 per share. The number of shares reserved for future stock-based grants under the 2002 Plan was 1,548,047 at February 1, 2025.

Restricted stock units — The Company grants restricted stock units for a fixed number of shares to various employees and directors. The restriction is removed when the shares vest and shares of common stock are given to the employee or director. The RSUs granted to directors become 100% vested on the first anniversary of the grant date. The RSUs granted to employees in fiscal 2022, 2023 and 2024 vest 33% annually on the anniversary of the grant date over three years, except for one grant to the CEO in fiscal 2024, which vests 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date, one grant to the interim CEO in fiscal 2023, which vested 100% on the first anniversary of the grant date, and one grant to the CFO in fiscal 2022, which vests 100% on the third anniversary of the grant date. The fair values of the RSUs are equal to the closing price of the Company’s common stock on the date of the grant. Compensation expense related to RSUs is recognized ratably over the requisite service period. The Company accounts for forfeiture of RSUs as they occur. As of February 1, 2025, there was approximately $784,000 of unrecognized compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 0.9 years.

RSU activity for the fiscal year ended February 1, 2025, was as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-Vested at February 3, 2024	397,682	$4.07
Granted	402,585	2.29
Vested	(215,591)	4.23
Forfeited	(67,525)	2.89
Non-Vested at February 1, 2025	517,151	$2.77

Other information related to RSU activity during fiscal 2024, 2023 and 2022 is as follows:

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Weighted average grant date fair value of RSUs (per share)	$2.29	$2.83	$8.35
Total fair value of restricted stock units vested (in thousands)	$455	$560	$8,596

Stock options — The Company allows for the settlement of vested stock options on a net share basis (“net share settled stock options”) or on a gross basis with the holder providing cash to cover the option exercise price and the minimum statutory tax withholdings. With net share settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company. Options issued to employees under the 2002 Plan have maximum contractual terms of 10 years. Options granted in fiscal 2022, 2023 and 2024 vest 33% annually on the anniversary of the grant date over three years, except for one grant to the CEO in fiscal 2024, which vests 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date and one grant to the interim CEO in fiscal 2023, which vested 100% on the first anniversary of the grant date.

Stock option activity for the fiscal year ended February 1, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at February 3, 2024	259,222	$5.49
Options granted	228,126	3.40
Options forfeited	(46,039)	5.13
Balance at February 1, 2025	441,309	$4.45	8.1	$—
Options Exercisable As of:
February 1, 2025	146,743	$6.34	6.7	$—

The aggregate intrinsic values in the table above represent the total difference between the Company’s closing stock price at year-end and the option exercise price, multiplied by the number of in-the-money options at fiscal year-end. As of February 1, 2025, there were no outstanding in-the-money options. The fair value of each option is recorded as compensation expense on a straight-line basis over the applicable vesting period. At February 1, 2025, unrecognized stock compensation expense related to the unvested portion of outstanding stock options was approximately $389,000, which is expected to be recognized over a weighted average period of 1.0 years.

Other information related to option activity during fiscal 2024, 2023 and 2022 is as follows:

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Weighted average grant date fair value of options granted (per share)	$1.82	$2.06	$3.11
Total fair value of stock options vested (in thousands)	$235	$57	$49
Intrinsic value of stock options exercised (in thousands)	$—	$—	$8

The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes option pricing model. The application of this valuation model involves assumptions that are judgmental and highly subjective in the determination of compensation expense. The Company granted 228,126 stock options in 2024, 237,675 stock options in fiscal 2023 and 40,000 stock options in fiscal 2022. The weighted averages for key assumptions used in determining the fair value of options granted in fiscal 2024, 2023 and 2022, and a summary of the methodology applied to develop each assumption are as follows:

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Expected price volatility	93.5%	92.4%	91.4%
Risk-free interest rate	4.1%	3.3%	3.4%
Expected life	6 years	6 years	6 years
Dividend yield	0%	0%	0%

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

Forfeitures — The Company accounts for forfeitures of options as they occur. An increase in forfeitures will decrease compensation expense.

Note 9 — Retirement Benefit Plan

401(k) savings plan — The Company maintains a defined contribution 401(k) employee benefit plan, which provides retirement benefits for eligible employees. The Company matches 100% of the employee’s elective contributions up to 4% of eligible compensation. The Company’s matching contributions were approximately $1.0 million in fiscal 2024 and $1.1 million in both fiscal 2023 and 2022. The Company has the option to make additional contributions to the 401(k) employee benefit plan on behalf of covered employees; however, no such contributions were made in fiscal 2024, 2023 or 2022.

Note 10 — Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in

California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on May 26, 2022, the Ninth Circuit granted the plaintiff’s petition for permission to appeal. The appeal was argued before the Ninth Circuit on November 13, 2023, and on January 8, 2024, the Court issued its opinion affirming the District Court in part and reversing in part. The Ninth Circuit affirmed the denial of certification as to the subclasses related to the security bag check and reversed as to the rest break claim. The Ninth Circuit did not find that there is liability nor that the rest break claim is certified. On February 28, 2025, the District Court dismissed this case in its entirety, without prejudice. The Company continues to believe the case is without merit and if the matter is refiled, the Company intends to vigorously defend itself against the allegations.

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

On June 12, 2024, the Company was sued in Federal Court in Memphis by Rugs America Corp. for allegedly breaching a 2019 letter of understanding between the parties regarding the display and sale of Rugs America rugs in the Company’s stores. Rugs America claims that the Company, among other things, displayed non-Rugs America rugs on its rug fixtures in violation of the understanding and is asking for $5 million in damages. The Company maintains that the term of the understanding was for only two years, expiring in 2021, and believes that it was in compliance during the two-year term. The Company has moved the Court for permission to assert a counterclaim against Rugs America arising out of Rugs America’s refusal to retrieve the rug racks from Kirkland’s stores. The alleged damages, if the counterclaim is permitted, are $1.5 million in compensatory damages and $3 million in punitive damages. After discovery is completed, the Company intends to file a motion for summary judgment, asking the Court to dismiss Rugs America’s claims before trial. The Company believes Rugs America’s claim is without merit and intends to vigorously defend itself against the allegations.

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

Note 11 — Impairment

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Impairment of leasehold improvements, fixtures and equipment at stores	$109	$648	$1,776
Impairment of software projects	—	676	215
Impairment of software as a service implementation costs	—	324	—
Impairment of e-commerce distribution center fixtures	—	95	80
Impairment of other long-lived assets	—	124	—
Total impairment	$109	$1,867	$2,071

Number of stores with leasehold improvements, fixtures and equipment impairment	4	7	15

Note 12 — Segment Information

The Company conducts its business activities and reports financial results as one operating segment and one reportable segment, which includes the Company’s store locations and e-commerce operations. Due to its integrated omni-channel strategy, the Company views e-commerce sales as an extension of its physical store locations. The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer. The CODM assesses performance based on net loss as reported on the Company’s consolidated statements of operations. The CODM considers net income (loss) on a monthly basis when assessing performance of the segment. The significant expense categories regularly provided to the CODM are consistent with the categories included on the consolidated statements of operations. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets. The accounting policies for the Company’s single segment are the same as those described in the Summary of Significant Accounting Policies included in “Note 1 — Description of Business and Significant Accounting Policies”.

Note 13 — Share Repurchase Plans

On September 2, 2021 and January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $20.0 million and $30.0 million, respectively, of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plans do not require the Company to repurchase any specific number of shares, and the Company may terminate the share repurchase plans at any time. As of February 1, 2025, the Company had approximately $26.3 million remaining under the January 6, 2022 share repurchase plan.

The table below sets forth selected share repurchase plan information (in thousands, except share amounts) for the periods indicated:

	52 Weeks Ended February 1, 2025	53 Weeks Ended February 3, 2024	52 Weeks Ended January 28, 2023
Shares repurchased and retired	—	—	479,966
Share repurchase cost	$—	$—	$6,253

Note 14 — New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures.” The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and should be applied on a retrospective basis to all periods presented. The Company adopted this guidance during fiscal 2024. While the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, it has resulted in incremental disclosures. See “Note 12 — Segment Information” for further discussion.

New Accounting Pronouncements Not Yet Adopted

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

Note 15 — Subsequent Events

On February 5, 2025, the Company held a Special Shareholders Meeting during which the shareholders approved the issuance of shares of Common Stock to Beyond, pursuant to Nasdaq Listing Rules 5635(b) and 5635(d). Following the approval of the shareholders, the $8.5 million Convertible Term Loan with accrued interest converted to 4,610,141 shares of Common Stock at a price of $1.85 per share. Additionally, Beyond purchased $8 million of Common Stock at a price of $1.85 per share for a total of 4,324,324 shares. As of February 5, 2025, Beyond owned 8,934,465 shares of Common Stock which was approximately 40% of Kirkland’s outstanding common stock. Beyond is considered a related party due to the significant influence they have over the Company.

In addition, pursuant to the Consensus Subscription Agreement and in connection with the Special Shareholders Meeting on February 5, 2025, the Company issued 310,135 shares of Common Stock to Consensus as partial payment of a success fee earned by Consensus in connection with the completion of the Beyond transaction.

The Company’s shareholders, in connection with the Special Shareholders Meeting on February 5, 2025, also approved an amendment to the Company’s Amended and Restated Charter (the “Charter Amendment”) which decreases the number of authorized shares of Common Stock from 100,000,000 to 80,000,000 and decreases the number of authorized shares of capital stock from 110,000,000 to 90,000,000. The Charter Amendment does not provide for any decrease in the number of authorized shares of the Company’s preferred stock, which remains at 10,000,000 shares. The Charter Amendment became effective upon fling with the Secretary of State of the State of Tennessee on February 5, 2025.

Subsequent to February 1, 2025, the Company dissolved the non-depleting collateral trust with the Company’s workers’ compensation and general liability insurance provider and the Company received cash from the trust for the then outstanding balance. The Company posted a $4.3 million letter of credit under the 2023 Credit Agreement for the benefit of the Company’s workers’ compensation and general liability insurance provider in lieu of the trust.

Subsequent to February 1, 2025, the Company repaid a net $4.1 million under the 2023 Credit Agreement and issued letters of credit totaling $5.1 million. As of May 2, 2025, the Company had approximately $29,000 available for borrowing, after the minimum required excess availability covenant under the 2023 Credit Agreement.

Subsequent to the closing of the Beyond Subscription Agreement on February 5, 2025 and through May 31, 2025, the Company’s borrowing base calculation pursuant to the 2023 Credit Agreement is limited by the greater of 10% of the borrowing base formula or $5.0 million. Subsequent to May 31, 2025, if the Company’s consolidated EBITDA for the immediately preceding trailing three month period is at least 85% of the Company’s projected consolidated EBITDA, the borrowing base is limited by the greater of 10% of the borrowing base formula or $5.0 million, if not, it is limited by the greater of 10% of the borrowing base formula or $8.0 million.

As of February 1, 2025, the Company was in compliance with the financial covenants in the 2023 Credit Agreement and the Beyond Credit Agreement. However, the Company’s conclusion that substantial doubt exists about the Company’s ability to continue as a going concern requires an explanatory paragraph in the report of its independent registered public accounting firm on the Company’s accompanying financial statements for the fiscal year ended February 1, 2025, which results in a violation of affirmative covenants under the 2023 Credit Agreement and the Beyond Credit Agreement. If the Company is unable to obtain a waiver from its lenders, the lenders could instruct the administrative agent under such credit facilities to exercise available remedies including, declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under the credit facilities may waive the defaults or forebear the exercise of remedies, the lenders are not obligated to do so. The Company is currently seeking waivers under both facilities. No assurances can be given as to when or if the Company will succeed in obtaining the waivers. As such, the Company has classified the outstanding borrowings under these agreements as current on the consolidated balance sheet as of February 1, 2025, except for the Convertible Term Loan that converted to equity on February 5, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 1, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 1, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2025 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 1, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement during the quarter ended February 1, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors, appearing under the caption “Board of Directors and Executive Officers” in our Proxy Statement, to be filed with the SEC in connection with our 2025 Annual Meeting of Shareholders, which we expect to file with the SEC within 120 days after the end of our 2024 fiscal year (the “Proxy Statement”); information concerning executive officers, appearing under the caption “Item 1. Business — Information about our Executive Officers” in Part I of this Form 10-K; information concerning our nominating and audit committees, appearing under the caption “Information About the Board of Directors and Corporate Governance” in our Proxy Statement; and information under the caption “Other Matters — Delinquent Section 16(a) Reports” in the Proxy Statement are incorporated herein by reference in response to this Item 10.

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

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading law, rules and regulations and applicable listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

The following table provides information regarding the number of securities already issued and those remaining available for issuance under our equity compensation plans as of February 1, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan (1)	958,460	$4.45	1,548,047
Equity compensation plans not approved by security holders	—	—	—
Total	958,460	$4.45	1,548,047

(1)
The 958,460 securities to be issued includes 441,309 outstanding stock options and 517,151 unvested restricted stock units under the 2002 Plan. The weighted average exercise price excludes restricted stock units, which have a weighted average exercise price of zero.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

The financial statements set forth below are filed on the indicated pages as part of this annual report on Form 10-K.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm (PCAOB ID: 42)	42
Consolidated Balance Sheets as of February 1, 2025 and February 3, 2024	44
Consolidated Statements of Operations for the 52 Weeks Ended February 1, 2025, the 53 Weeks Ended February 3, 2024 and the 52 Weeks Ended January 28, 2023	45
Consolidated Statements of Shareholders’ (Deficit) Equity for the 52 Weeks Ended February 1, 2025, the 53 Weeks Ended February 3, 2024 and the 52 Weeks Ended January 28, 2023	46
Consolidated Statements of Cash Flows for the 52 Weeks Ended February 1, 2025, the 53 Weeks Ended February 3, 2024 and the 52 Weeks Ended January 28, 2023	47
Notes to Consolidated Financial Statements	48

(b) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K. For exhibits incorporated by reference, the location of the exhibit in the Company’s previous filing is indicated in parentheses.

Exhibit Number		Description
3.1*	—	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended August 1, 2015 filed on September 10, 2015)

3.2*		Articles of Amendment to the Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to our Current Report on Form 8-K filed on February 5, 2025)

3.3*	—	Amended and Restated Bylaws of Kirkland’s, Inc. (Exhibit 3.2 to our Current Report on Form 8-K filed on March 31, 2006)

4.1*	—	Form of Specimen Stock Certificate (Exhibit 4.1 to Amendment No. 1 to our registration statement on Form S-1 filed on June 5, 2002, Registration No. 333-86746)

4.2*	—

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended January 29, 2022 filed on March 25, 2022)

10.1+*	—	Form of Non-Qualified Stock Option Award Agreement for Director Grants (Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended October 30, 2004 filed on December 14, 2004)

10.2*	—	Kirkland’s Inc. Amended and Restated 2002 Equity Incentive Plan (incorporated by reference to Appendix B to Kirkland’s Inc.’s Definitive Proxy Statement on Schedule 14A, filed on May 10, 2024)

10.3+*	—	Form of Restricted Stock Unit Agreement (Exhibit 10.3 to our Current Report on Form 8-K filed on September 24, 2018)

10.4*	—

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

Exhibit Number		Description
10.6+*	—	Employment Agreement, effective August 8, 2022, by and between W. Michael Madden and Kirkland’s Inc. (Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2022)

10.7+*	—	Form of Employment Agreement dated January 19, 2024 between Amy E. Sullivan and Kirkland’s Inc. (Exhibit 10.1 to our Current Report on Form 8-K filed on January 19, 2024)

10.8*	—

Term Loan Credit Agreement dated as of January 25, 2024, by and among Kirkland’s, Inc., the borrowers and guarantors named therein, 1903P Loan Agent, LLC, as administrative agent, and the lenders named therein (Exhibit 10.1 to our Current Report on Form 8-K filed on January 26, 2024)

10.9*	—

Term Loan Credit Agreement dated as of October 21, 2024, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto (Exhibit 10.1 to our Current Report on Form 8-K filed on October 21, 2024).

10.10*	—	Subscription Agreement, dated as of October 21, 2024, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.2 to our Current Report on Form 8-K filed on October 21, 2024).

10.11*	—	Investor Rights Agreement, dated as of October 21, 2024, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.3 to our Current Report on Form 8-K filed on October 21, 2024).

10.12*	—	Collaboration Agreement dated as of October 21, 2024, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.4 to our Current Report on Form 8-K filed on October 21, 2024).

10.13*	—	Trademark License Agreement, dated as of October 21, 2024, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.5 to our Current Report on Form 8-K filed on October 21, 2024).

10.14*	—

Third Amended and Restated Credit Agreement, as amended by the First and Second Amendments, dated as of October 21, 2024, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (Exhibit 10.6 to our Current Report on Form 8-K filed on October 21, 2024).

10.15*	—	Subscription Agreement, dated as of October 18, 2024, by and between Kirkland’s, Inc. and Consensus Securities LLC (Exhibit 10.4 to our Current Report on Form 8-K filed on February 5, 2025).

19.1**	—

Kirkland’s, Inc. Insider Trading Policy Statement on Dealing with Company Information, Including Inside Information and Securities Insider Trading and Conflicts of Interest – Directors, Executive Officers, Senior Management and Accounting and Finance Personnel.

21.1**	—	Subsidiaries of Kirkland’s, Inc.

23.1**	—	Consent of Ernst & Young LLP

31.1**	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	—	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	—	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	—	Kirkland’s Inc. Nasdaq Executive Compensation Recoupment Policy (Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2024 filed on March 29, 2024).

101.INS	—	Inline XBRL Instance Document

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number		Description
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	—	The cover page for the Company’s Annual Report on Form 10-K for the year ended February 1, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

*	Incorporated by reference.
**	Filed herewith.
†	Furnished herewith.
+	Management contract of compensatory plan or arrangement.

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

Date: May 2, 2025

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Amy E. Sullivan	President, Chief Executive Officer and Director	May 2, 2025
Amy E. Sullivan	(Principal Executive Officer)

/S/ W. Michael Madden	Executive Vice President and Chief Financial Officer	May 2, 2025
W. Michael Madden	(Principal Financial and Accounting Officer)

/S/ Ann E. Joyce	Director	May 2, 2025
Ann E. Joyce

/S/ Susan S. Lanigan	Director	May 2, 2025
Susan S. Lanigan

/S/ Charlie Pleas, III	Director	May 2, 2025
Charlie Pleas, III

/S/ Chris L. Shimojima	Director	May 2, 2025
Chris L. Shimojima

/S/ Jill A. Soltau	Director	May 2, 2025
Jill A. Soltau