Form 10-K/A
period 2025-02-01
KIRKLAND'S, INC
filed 2025-05-30
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of May 21, 2025, there were 22,461,383 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Kirkland’s, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its original Annual Report on Form 10-K for the fiscal year ended February 1, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on May 2, 2025 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 through 14 in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2025 annual meeting of shareholders will be filed within 120 days of February 1, 2025. Accordingly, this Amendment is being filed solely to:

•
amend and restate Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
•
delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized items used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, unless otherwise stated or the context otherwise requires: “we”, “us”, “our”, “Kirkland’s”, the “Company”, and similar references refer to Kirkland’s, Inc. and its subsidiaries.

TABLE OF CONTENTS

FORM 10-K/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Executive Officers

Ann E. Joyce

Principal Occupation: Founder and President of MindShare Associates LLC and Former Chief Operations Officer and Chief Information Officer of Chico's FAS, Inc.

Age: 60

Director Since: 2021

Ms. Joyce has been Chair of our Board of Directors since June 2024 and served as Kirkland's Interim Chief Executive Officer from May 2023 through January 2024. Ms. Joyce also served as Executive Consultant for the Company from April to May 2023. Ms. Joyce founded MindShare Associates LLC in early 2021, and continues to serve as its President. Ms. Joyce served as Chief Operations Officer and Chief Information Officer of Chico’s FAS, Inc., a publicly traded clothing retailer, positions she held from 2015 until May 2020. Prior to joining Chico’s, Ms. Joyce served as Senior Vice President and Chief Information Officer of Aeropostale, a retailer of casual youth apparel and accessories, from 2003 to 2015. Before her time with Aeropostale, Ms. Joyce was the Vice President of Global Applications for Polo Ralph Lauren and prior to that she was Director of Strategic Systems for Garan, Inc., a privately-owned manufacturer of casual clothing. Ms. Joyce previously served on the board of private company R.G. Barry Corporation since February 2022. Ms. Joyce is a former retail industry executive who brings to our Board of Directors years of experience with information technology and global supply chain systems. Her leadership and experience as Kirkland's Interim Chief Executive Officer and her tenure as Chief Operations Officer of a major retailer provide valuable insight as the Company continues its evolution into an omnichannel retailer. Additionally, her expertise in cybersecurity and artificial intelligence, gained through her roles as Chief Information Officer at multiple publicly traded companies, enables her to assess AI strategies, cybersecurity risks, and mitigation approaches effectively.

Susan S. Lanigan

Principal Occupation: Former Executive Vice President and General Counsel of Dollar General Corporation.

Age: 63

Director Since: 2016

Ms. Lanigan most recently served as Executive Vice President and General Counsel of Chico’s FAS, Inc., a publicly traded clothing retailer, a position she held from May of 2016 until July of 2018. Ms. Lanigan joined Dollar General Corporation in 2002 as Vice President, General Counsel and Secretary, and in 2005 she was promoted to Executive Vice President. She retired from Dollar General in 2013. Prior to joining Dollar General, Ms. Lanigan served as Senior Vice President, General Counsel and Secretary at Zale Corporation, a specialty retailer of fine jewelry. Prior to her time at Zale, Ms. Lanigan held legal positions with Turner Broadcasting System, Inc., and the law firm of Troutman Sanders LLP. Ms. Lanigan is also a director of Simmons First National Corporation, a publicly traded bank holding company. Ms. Lanigan is a former retail industry executive who brings to our Board of Directors years of public-company management and legal experience. Her experience as General Counsel of three different public companies in the retail industry assists the Company with corporate governance issues.

Charlie Pleas, III

Principal Occupation: Former Senior Vice President, Finance & Accounting of AutoZone, Inc.

Age: 60

Director Since: 2016

Mr. Pleas most recently served as Senior Vice President, Finance & Accounting of AutoZone, Inc., a retailer of automotive parts and accessories, a position he held from 2021 until January 2024. Prior to that, Mr. Pleas served in various executive and senior accounting roles at AutoZone, Inc., including Senior Vice President and Controller of AutoZone, Inc. from 2007 to 2021 and Vice President and Controller from 2003 to 2007, Vice President, Accounting from 2000 to 2003 and Director of General Accounting from 1996 to 2000. Prior to joining AutoZone, Mr. Pleas was a Division Controller with Malone & Hyde, one of the Fleming Companies, Inc. where he served in various capacities since 1988. Mr. Pleas worked with Ernst & Young LLP prior to joining Malone & Hyde, and he received his Bachelor of Business Administration in accounting from Delta State University. Mr. Pleas is a retail industry executive who brings to our Board of Directors years of financial and public-company management experience. He is also an audit committee financial expert based on his role as Senior Vice President, Finance & Accounting of AutoZone and his experience preparing and evaluating the financial statements of a large publicly traded company.

Chris L. Shimojima

Principal Occupation: Founder and President of C5 Advisory, a privately-owned management advisory firm.

Age: 69

Director Since: 2018

Mr. Shimojima is the Founder and President of C5 Advisory, a privately-owned management advisory firm focused on helping its business clients with the challenges of e-commerce business, a position he has held since 2017. In 2018, Mr. Shimojima co-founded a SaaS-based data analytics company, Daasity, which helps omni-channel retailers harness data to make better decisions. From 2012 to 2015, Mr. Shimojima served as the Chief Executive Officer of Provide Commerce, Inc., which operated a portfolio of online specialty retailers best known for ProFlowers, Shari’s Berries, Red Envelope and Gifts.com. Provide Commerce was acquired by FTD Companies in 2015. From 2006 to 2012, Mr. Shimojima served as Vice President of Global E-commerce at Nike, Inc. Prior to Nike, Inc., he held various marketing and business positions for Sears Holding Company, Prudential Financial, kozmo.com, AT&T and Pepsi-Cola Company. Mr. Shimojima previously served as a director of XOOM Corp., a publicly traded company, until it was acquired by PayPal, Inc. in 2015. Mr. Shimojima received a Bachelor of Arts degree from the University of Colorado and a Master of Business Administration from the University of Chicago. Mr. Shimojima’s previous experience with e-commerce and digital business at various retailers provides him with a unique perspective on the challenges and opportunities faced by our e-commerce business segment. Mr. Shimojima also has considerable expertise in the specialty retail industry as a result of his service as a management consultant.

Jill A. Soltau

Principal Occupation: Former Chief Executive Officer of J.C. Penney Company, Inc. and Former President and Chief Executive Officer of JoAnn Stores Inc.

Age: 58

Director Since: 2022

Ms. Soltau has been a director of AutoZone, Inc. since 2018 and previously served as a director of Southwest Airlines Co. from 2023 to 2024. She served as the Chief Executive Officer and a member of the Board of Directors of the J.C. Penney Company, Inc., from October 2018 to December 2020. She previously served as President and Chief Executive Officer of JoAnn Stores Inc. from February 2015 to October 2018. Prior to joining JoAnn, Ms. Soltau served as President of Shopko Stores Operating Co. LLC and has held senior level positions in national and regional retailers, including Kohl’s and former Saks Inc. subsidiaries. Ms. Soltau is qualified to serve as a director of the Company based on her experience as a chief executive officer in the retail industry, her deep knowledge of merchandising, operations and strategic planning, her owner orientation and her executive management skills.

Amy E. Sullivan

Principal Occupation: President and Chief Executive Officer of the Company.

Age: 46

Director Since: 2024

Ms. Sullivan was named President and Chief Executive Officer of Kirkland's and joined its Board of Directors in February 2024. Prior to that time, Ms. Sullivan served as the Company’s President and Chief Operating Officer beginning in April 2023, and as the Company’s Senior Vice President and Chief Merchandising and Stores Officer for Kirkland’s beginning in February 2022. Ms. Sullivan joined Kirkland's in 2012 as a Divisional Merchandising Manager and was promoted to Vice President of Merchandising in January 2019. Prior to joining Kirkland’s, Ms. Sullivan spent a decade in the fashion apparel industry where she served in several merchandising leadership roles in specialty retail. Ms. Sullivan served as a Senior Merchandising Manager at Lane Bryant from 2011 to 2012, Senior Merchandising Manager at Lands' End from 2010 to 2011 and as a Senior Merchant at Express from 2008 to 2010. In each of these roles she was responsible for women's apparel. Ms. Sullivan also served as Product Development Manager at Kohl's, Product Development Manager at JCPenney and Merchandiser at Vanity Fair Corporation. She earned her Bachelor of Science in Textiles, Merchandising and Design from Middle Tennessee State University in 2002. Ms. Sullivan’s day-to-day leadership as Chief Executive Officer, as well as her many years of experience in the retail industry, provide her with deep knowledge of the Company’s operations and give her unique insights into the challenges and opportunities the Company faces.

Information about the Board of Directors and Corporate Governance

Board Leadership Structure

Our business is managed under the direction of our Board of Directors. The Board of Directors delegates the conduct of the business to our senior management team. The Board of Directors of the Company is led by a Chair of the Board and chairs of the various committees of the Board of Directors. The Board has determined that it is appropriate for the Chair of the Board of Directors to be an independent director, so that the same person does not fill the roles of Chair and Chief Executive Officer. While such a dual role is permitted under our Corporate Governance Guidelines, the Board desires to establish a measure of board independence by appointing an independent director to serve as Chair of the Board of Directors. Under our Corporate Governance Guidelines, if the Chief Executive Officer serves as Chair of the Board of Directors in the future, the independent directors on the Board must elect a Lead Independent Director to preside over executive sessions of the independent directors and to perform the duties and powers prescribed by the Corporate Governance Guidelines, the Company’s bylaws or the Board from time to time. In addition to preserving the independence of the Board of Directors as a whole, each of the committees of the Board of Directors is chaired by and comprised of only independent directors, in accordance with the applicable listing standards of The Nasdaq Stock Market, LLC (“Nasdaq”). Ms. Joyce, who has been a Board member since 2021, served as an Executive Consultant from April 3, 2023 to May 30, 2023 and from February 4, 2024 to February 29, 2024 and Interim Chief Executive Officer from May 31, 2023 to February 3, 2024 to the Company. Ms. Joyce stepped down as a member of the Audit Committee and Governance and Nominating Committee effective April 3, 2023, and served on no committee of the Board of Directors during her tenure as Executive Consultant and Interim Chief Executive Officer in accordance with applicable listing standards of Nasdaq. The Board of Directors believes its current structure and operation, as described herein, properly safeguards the independence of the Board of Directors.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This Code of Business Conduct and Ethics can be found on the Company’s investor relations website at https://ir.kirklands.com/profiles/investor/Governance.asp.

Board Diversity and Refreshment

Our Board is committed to building a Board with diverse experiences and backgrounds. The Board has a non-management director retirement policy. The Board is committed to actively seeking women and minority candidates for the pool from which board candidates are chosen. As part of our ongoing commitment to creating a balanced Board with diverse viewpoints and significant retail experience, we regularly add new directors to infuse new ideas and fresh perspectives in the boardroom. Our directors reflect diverse perspectives, including a complementary mix of skills, experience, and backgrounds that we believe are essential to our Board’s ability to represent the interests of our shareholders. The average tenure for independent directors that have been elected or appointed to the Board is 6 years. In the last five years, two new independent directors have been elected or appointed to the Board.

Board of Directors and Committee Meetings

During fiscal 2024, the Board of Directors held five regular meetings. All directors attended at least 75% of the meetings of the Board of Directors and all committees of the Board of Directors on which they served. While the Company encourages all members of the Board of Directors to attend annual meetings of the Company’s shareholders, there is no formal policy as to their attendance. All of the current members of the Board of Directors attended the 2024 Annual Meeting of Shareholders. All of the members of the Board of Directors are expected to attend the Annual Meeting unless an emergency prevents them from doing so.

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Governance and Nominating Committee. All of the members of the Audit Committee, Compensation Committee and Governance and Nominating Committee are “independent” as defined by the applicable rules and regulations of Nasdaq and the SEC. The Board of Directors has adopted written charters that outlines the duties of each committee. A copy of these charters for each committee are available on the Company’s investor relations website at http://ir.kirklands.com/profiles/investor/committees.asp.

The Board of Directors has determined that the Audit Committee Chair, Charlie Pleas, III, is an “audit committee financial expert” as that term is defined in the SEC’s rules and regulations. The Board of Directors also believes that each of the members of the Audit Committee has demonstrated that he or she is able to read and understand fundamental financial statements, including the Company’s balance sheets, statements of operations and statements of cash flows.

The following table lists the three standing committees of the Board of Directors, each of their duties and functions and the number of meetings they held in fiscal 2024:

Standing Committees of the Board
	Duties and Functions	Meetings
Audit Committee (1)		7
•	Review and reassess the adequacy of its charter annually and recommend any proposed changes to the Board for approval, and additionally, annually evaluate its own performance;
•

Review with management and the Company’s independent public accountants the Company’s audited financial statements and related footnotes, and the clarity of the disclosures in the financial statements;

•

Meet periodically with management and the Company’s independent registered public accountants to review the Company’s major financial risk exposures and other significant risk exposures (e.g., cybersecurity) and the steps taken to monitor and control such exposures;

•	Review and discuss quarterly reports from the Company’s independent public accountants regarding critical accounting policies and practices;
•

Obtain from the Company’s independent public accountants their recommendation regarding internal controls and other matters relating to the accounting procedures and the books and records of the Company and the correction of controls deemed to be deficient;

•

Pre-approve all auditing services and permitted non-audit services and approve the fees for such services and terms thereof to be performed for the Company by its independent registered public accountants;

•

Adopt procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	Establish, review and update policies for approving related party transactions and monitor implementation of such policies; and
•	Review and approve any transactions between the Company and related parties.
Compensation Committee (2)		4
•

Review and recommend to the Board the annual salary, bonus, stock compensation and other benefits, direct and indirect, of the Company’s executive officers, including the Chief Executive Officer and Chief Financial Officer;

•	Review and provide recommendations regarding compensation and bonus levels of other members of senior management;
•	Review and recommend to the Board new executive compensation programs;
•	Grant awards under our equity incentive plans and establish the terms thereof;
•

Review and recommend to the Board the terms of any employment agreement executed by the Company with an executive officer of the Company, including arrangements that provide for payments to an executive officer at, following, or in connection with the officer's termination, including resignation, severance, or retirement, or a change of control of the Company;

•	Review and recommend to the Board the appropriate structure and amount of compensation for the Directors;
•	Oversee all matters relating to the outcome of shareholder advisory approval of executive compensation ("say-on-pay" votes), including recommending the frequency of such advisory votes to the Board;
•

Oversee the appropriate Committee response to a say-on-pay vote that does not achieve the required vote and, based on such result, determine if any compensation arrangement subject to such advisory voting should be modified;

•	Review and approve material changes in the Company’s employee benefit plans; and
•	Where applicable, employ a compensation consultant that reports directly to the committee to assist in the evaluation of our executive compensation programs.
Governance and Nominating Committee (3)		4
•

Review and make recommendations on the range of skills and expertise which should be represented on the Board, and the eligibility criteria for individual director and committee membership, including minimum qualifications and skills that must be met by director candidates;

•	Identify and recommend potential candidates for election or re-election to the Board;
•	Implement a policy and procedures with regard to the consideration of any director candidates recommended by security holders; and
•	Review and recommend to the Board the appropriate structure of committees, committee assignments and committee chairs.

(1)	As of the end of fiscal 2024, members include Mr. Pleas (Chair), Ms. Joyce, Mr. Shimojima and Ms. Soltau.
(2)	As of the end of fiscal 2024, members include Ms. Lanigan (Chair), Mr. Shimojima and Ms. Soltau.
(3)	As of the end of fiscal 2024, members include Ms. Soltau (Chair), Ms. Lanigan and Mr. Pleas.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised entirely of the following independent directors: Susan S. Lanigan (Chair), Chris L. Shimojima and Jill A. Soltau. No member of our current Compensation Committee is or has been one of our officers or employees or has had any relationship requiring disclosure under the SEC rules. In addition, during fiscal 2024, none of our executive officers served as any of the following:

•
a member of the compensation committee (or other board committee performing similar functions, or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on the Compensation Committee;
•
a director of another corporation, one of whose executive officers served on the Compensation Committee; or.
•
a member of the compensation committee (or other board committee performing similar functions, or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served as one of our directors.

Director Nomination Process

The Governance and Nominating Committee will consider director candidates who have relevant business experience, are accomplished in their respective fields, and who possess the skills and expertise to make a significant contribution to the Board of Directors, the Company and its shareholders. The Governance and Nominating Committee will consider nominees for election to the Board of Directors that are recommended by shareholders, provided that a complete description of the nominees’ qualifications, experience and background, together with a statement signed by each nominee in which he or she consents to act as such, accompany the recommendations. Such recommendations should be submitted in compliance with the procedures outlined in the Company’s definitive proxy statement.

While the Governance and Nominating Committee does not have a specific diversity policy relating to the composition of the Board of Directors, the Board of Directors values diversity. The Board of Directors considers a number of diversity factors in evaluating director candidates including, without limitation, professional experience, education, race, gender and national origin, but does not assign any particular weight or priority to any particular factors. Instead, the Board of Directors considers each individual candidate in the context of the current perceived needs of the Board of Directors as a whole. Currently, the Board has two directors who are racially and ethnically diverse, and four directors who are female.

In identifying prospective director candidates, the Governance and Nominating Committee may seek referrals from other members of the Board of Directors, management, shareholders and other sources. The Governance and Nominating Committee also may, but need not, retain a search firm in order to assist it in identifying candidates to serve as directors of the Company. The Governance and Nominating Committee utilizes the same criteria for evaluating candidates regardless of the source of the referral. When considering director candidates, the Governance and Nominating Committee seeks individuals with backgrounds and qualities that, when combined with those of our incumbent directors, provide a blend of skills and experience to further enhance the Board of Directors’ effectiveness.

In connection with its annual recommendation of a slate of nominees, the Governance and Nominating Committee may also assess the contributions of those directors recommended for re-election in the context of the Board of Directors’ evaluation process and other perceived needs of the Board of Directors.

When considering whether the directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable our Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, our Board of Directors focuses primarily on the information discussed in each director’s biographical information set forth in the section “Board of Directors and Executive Officers” of this Amendment. Each of the Company’s directors possesses high ethical standards, acts with integrity and exercises careful, mature judgment. Each director is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business endeavors, which further qualify them for service as members of the Board of Directors.

In 2025, the Governance and Nominating Committee recommended two Class II nominees to the Board for election at the Annual Meeting. The current size of the Board of Directors is set at six members, having been decreased from eight members on June 26, 2024, when Steven J. Collins and R. Wilson Orr, III resigned from the Board of

Directors. The Board of Directors was at eight members from February 4, 2024, when Ms. Sullivan joined the Board of Directors, until June 26, 2024.

Board Orientation and Continuing Education

New directors participate in an orientation program that includes discussions with senior management, a store visit, and their review of background materials on our strategic plan, organization and financial statements. We encourage each director to participate in continuing educational programs that are important to maintaining a director’s level of expertise to perform his or her responsibilities as a Board member.

Board Evaluations

The Governance and Nominating Committee periodically reviews and approves the process by which the Board, its committees and the individual directors conduct self-evaluations. The most recent Board evaluation, which was conducted in February of 2024, was administered by the Company’s then-current Corporate Secretary and consisted of both a detailed board survey and surveys for each of the Committees. These findings were then aggregated and then reviewed and discussed in the March 2024 Board and Committee meetings. The Company believes this process is dynamic and intentional and results in robust feedback from each of the Board members on the operation and effectiveness of the Board and its committees. The Board evaluations also help inform Board succession planning and director nominations.

Corporate Governance Guidelines and Director Retirement Policy

Our Board of Directors follows a set of Corporate Governance Guidelines, which governs the conduct of our Board. These Guidelines include a non-management director retirement policy, which requires any non-management director who reaches the age of 70 to submit a letter of resignation from the Board to be effective (subject to acceptance by the Board) as of the date of the next annual meeting of shareholders. Our Corporate Governance Guidelines are posted on our investor relations website at https://ir.kirklands.com/profiles/investor/Governance.asp, and we will provide a copy of the Guidelines (or any of our other corporate governance documents) to any shareholder or other person upon receipt of a written request addressed to the Corporate Secretary of Kirkland’s at 5310 Maryland Way, Brentwood, TN 37027.

Board of Directors Role in Risk Oversight

The Board of Directors takes an active role in risk oversight. The Board of Directors exercises its risk oversight function through the full Board of Directors and each of its committees. The Audit Committee of the Board of Directors takes an active risk oversight role by meeting with the Company’s senior management team on a regular basis and reviewing and approving key risk policies and risk tolerances. The Audit Committee is responsible for ensuring that the Company has in place a process for identifying, prioritizing, managing, and monitoring its critical risks. Furthermore, the Board of Directors, with input from the Audit Committee, regularly evaluates our management infrastructure, including personnel competencies and technologies and communications, to ensure that key risks are being properly evaluated and managed. Finally, the Compensation Committee of the Board of Directors reviews any risks associated with the Company’s compensation practices. In the Compensation Committee’s view, our compensation policies do not encourage risk-taking, in part because the compensation packages are weighted towards long-term vesting equity as opposed to cash or immediately vested equity awards.

Communications with Members of the Board of Directors

Pursuant to the policy of the Board of Directors, all communications directed to the Board of Directors will be delivered to the Board of Directors. Any party interested in communicating directly with the Board of Directors may contact the Board of Directors by writing to them c/o Kirkland’s, Inc., 5310 Maryland Way, Brentwood, TN, 37027, Attention: W. Michael Madden.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”), to file initial reports of ownership and reports of change of ownership with the SEC. Reporting Persons are additionally required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to us during fiscal 2024, all Reporting Persons were in compliance with Section 16(a) filing requirements.

Item 11. Executive Compensation

Narrative Description of Named Executive Officer Compensation

This narrative describes our executive compensation programs for fiscal 2024 for the following named executive officers:

•
Amy E. Sullivan (1), our President and Chief Executive Officer;
•
W. Michael Madden (2), our Executive Vice President and Chief Financial Officer; and
•
Melody R. Jubert (3), our Senior Vice President and Chief Transformation Officer

(1)	Ms. Sullivan was appointed to President and Chief Executive Officer from President and Chief Operating Officer, effective February 4, 2024.
(2)	Mr. Madden joined the Company as Executive Vice President and Chief Financial Officer, effective August 31, 2022.
(3)

Ms. Jubert joined the Company as Vice President of Stores and Customer Service, effective September 11, 2023, was promoted to Senior Vice President of Operations on November 19, 2023 and was promoted to Senior Vice President and Chief Transformation Officer, effective November 3, 2024.

Overview

The Compensation Committee of the Board of Directors has developed and implemented compensation policies, plans and programs that seek to enhance our profitability, and thus shareholder value, by aligning the financial interests of our senior management with those of our shareholders. Our compensation arrangements are designed to attract and retain corporate officers and other key employees and to motivate them to perform to the full extent of their abilities, in the best long-term interests of the shareholders.

During fiscal 2024, the Compensation Committee held four meetings and took the following significant actions:

•
discussed, approved and recommended to the Board of Directors the base salaries of our named executive officers;
•
established annual cash bonus targets and payout levels for our named executive officers under the 2002 Plan; and
•
approved long-term equity based incentive grants totaling 138,899 RSUs and 168,143 stock options to named executive officers under the 2002 Plan.

Compensation Philosophy and Objectives

The key objective of the Company’s compensation programs is to attract and retain highly qualified key executives. Once executives have joined the Company, the compensation programs are structured to provide the appropriate level of incentives in the form of cash and equity to maintain a high level of competitiveness and thereby retain key executives. The Company offers its executives a combination of base salary, cash bonus incentives and equity-based compensation in the form of restricted share units and stock options. The Company believes these compensation and incentive programs align with its overall goal of maximizing its long-term financial results and shareholder value.

The Compensation Committee believes that a significant portion of total compensation for Company executives should be allocated to equity incentives that align pay with shareholder value. In addition, cash bonuses are available to reward executives for achieving Company performance goals.

Compensation Consultant

In 2022, the Compensation Committee retained Aon Consulting, Inc. (“Aon”), as the Compensation Committee’s independent compensation consultant to perform a review and benchmarking of the Company’s executive officer compensation programs to assist in determining compensation components and levels for 2023. Aon prepared a report (the “Compensation Report”), utilizing a peer group of publicly-traded retailers that fell within a reasonable range of comparative factors such as revenue, EBITDA and market capitalization, both above and below the Company. Aon also provided information about market trends in executive officer pay practices and advised the Company on compensation program design and structure. In addition, the Compensation Report compared the compensation paid to the Company’s top executives to the compensation paid to their counterparts at the peer companies identified by Aon. The Compensation Committee consulted with Aon and referenced the Compensation Report for an understanding of market practices and competitive compensation levels in establishing base salaries and other compensation arrangements for the named executive officers, as described below. The Company did not perform a review and benchmarking of the Company’s executive officer compensation in fiscal 2023 to determine compensation levels for fiscal 2024.

The Compensation Committee determined that Aon was independent and that its engagement did not present any conflicts of interest. Aon also determined that it was independent and free from conflict with respect to the engagement and confirmed this in a written statement delivered to the Chair of the Compensation Committee. Aon reports directly to the Compensation Committee on all work assigned by the Compensation Committee.

Base Salary

The Company provides its named executive officers with base salaries to compensate them for services rendered during the year. The Compensation Committee believes that competitive salaries must be paid in order to attract and retain high-quality executives. The Compensation Committee annually reviews the base salaries for executive officers and makes adjustments to individual base salary rates when necessary or otherwise appropriate.

Among other things, individual base salary adjustments take into account individual performance contributions for the prior year, as well as sustained performance contributions over a number of years, significant changes in responsibilities, if any, and cost-of-living adjustments. The assessment of individual performance is subjective and is not intended to correlate to specific corporate performance measures. The Compensation Committee’s decisions regarding fiscal 2024 salary increases are reflected below:

	Base Salary Rate (1)
Executive Officer	Fiscal 2023	Fiscal 2022
Amy E. Sullivan (2)	$525,000	$450,000
W. Michael Madden	400,000	400,000
Melody R. Jubert (3)	300,000	275,000

(1)	The amounts shown above reflect each named executive officer’s base salary rate following merit-based increases as determined by the Compensation Committee in its discretion.
(2)	Ms. Sullivan was appointed to President and Chief Executive Officer effective February 4, 2024.
(3)

Ms. Jubert joined the Company as Vice President of Stores and Customer Service, effective September 11, 2023, was promoted to Senior Vice President of Operations, effective November 19, 2023 and was promoted to Senior Vice President and Chief Transformation Officer, effective November 3, 2024.

Annual Non-Equity Incentive Plan Compensation

The Company’s annual cash bonus program compensation is provided under the 2002 Plan and has been designed to provide a short-term incentive to our executives based upon predetermined financial performance goals for the Company. The Compensation Committee determines the target amount of the cash bonus annually for each executive expressed as a percentage of base salary.

The following table sets forth the threshold, target and maximum potential bonus payouts under the annual cash bonus program, specified as a percentage of base salary, for the named executive officers for fiscal 2024:

Executive Officer	Threshold	Target	Maximum
Amy E. Sullivan	25%	100%	150%
W. Michael Madden	19%	75%	113%
Melody R. Jubert	13%	50%	75%

For fiscal 2024, the only financial performance goal underlying the annual cash bonus program was based upon the achievement of a specified level of earnings before adjustments for interest, taxes and depreciation and amortization (“EBITDA”) for fiscal 2024 as determined based upon our annual budget as approved by the Board of Directors at the beginning of such fiscal year. The reliance on EBITDA is driven by the Compensation Committee’s belief in using a metric that aligns with current business objectives to maximize operating cash flow.

For fiscal 2024, the Company performance goal was structured such that, for the named executive officers, the actual bonus payout was based on actual EBITDA, which we calculated as net loss, as reported in the Company’s consolidated statements of operations for the applicable fiscal year, before income tax expense, interest expense, loss on extinguishment of debt, other income and depreciation, compared to the target EBITDA performance goal with linear interpolation used to determine payouts between these levels of EBITDA performance, as shown in the following table:

	Actual vs. Target EBITDA Percentage	Payout Ratios
Threshold	247%	25%
Target	411%	100%
Maximum	493%	150%

The Company’s EBITDA target for the fiscal 2024 bonus plan was $25.0 million. The actual EBITDA achieved by the Company in fiscal 2024 was a loss of $4.3 million, which was below the threshold amount. However, the Compensation Committee reserves the right to adjust the Company performance target for extraordinary and non-recurring events after it has been established. The Compensation Committee did not use such discretion in fiscal 2024. Because the minimum EBITDA target for fiscal 2024 was not achieved, the Compensation Committee did not award bonuses to the named executive officers for fiscal 2024 under the non-equity incentive plan. There are no bonus payments to named executive officers in fiscal 2024 in the Summary Compensation Table.

Long-Term Equity Based Incentive Compensation

The Company’s equity awards are issued under the 2002 Plan and have been designed to provide a long-term incentive to our executives, align executive and shareholder interests, promote executive stock ownership and attract and retain top performers. The Compensation Committee determines the amount of the equity grant for each executive expressed as a percentage of base salary.

Equity awards are generally made to named executive officers upon hire. Thereafter, awards are generally made annually, at the discretion of the Compensation Committee, as part of the Compensation Committee’s annual compensation evaluation process. Equity awards may also be made in special circumstances (for example, to recognize a promotion or achieve a particular retention objective), at the discretion of the Compensation Committee.

The Compensation Committee, in its discretion, evaluates potential equity awards primarily based on the value of the award in relation to the named executive officer’s total compensation, with additional consideration given to the number of shares to be allocated in relation to the number of shares outstanding. The Compensation Committee continually evaluates the type of equity award that is appropriate at the given time in response to changing business conditions with a goal of providing the type of equity award most appropriate to ensure the right balance between retention and incentive to build long-term shareholder value. Equity awards have vesting requirements and terms that are similar among the recipients of the awards, providing incentives for executives to stay with the Company and work together to achieve common goals.

On February 4, 2024, in connection with Ms. Sullivan's promotion to President and Chief Executive Officer, she received the following grants:

Name	RSUs (1)	Stock Options (2)
Amy E. Sullivan	50,000	50,000

(1)	RSUs vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date.
(2)

Options vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date. Options awards to Ms. Sullivan have a 10-year life. The Compensation Committee set the stock options' exercise price to a premium (162%) of our stock's closing price on the grant date.

On March 27, 2024, in connection with the Compensation Committee’s annual compensation evaluation process, the Compensation Committee made the following annual equity awards to our named executive officers:

Name	RSUs (1)	Stock Options (2)
Amy E. Sullivan	44,492	60,000
W. Michael Madden	30,424	39,286
Melody R. Jubert	13,983	18,857

(1)	RSUs vest one-third annually each year over a three-year period beginning on the first anniversary of the grant date.
(2)

Options vest one-third annually each year over a three-year period beginning on the first anniversary of the grant date. Options awards to the named executive officers have a 10-year life. In establishing the terms of the stock option awards, the Compensation Committee intended to reward our named executive officers if our stock price significantly increases. Accordingly, the committee set the stock options’ exercise price to a premium (125%) of our stock’s closing price on the grant date.

The size of these equity awards was determined by the Compensation Committee after a review of fiscal 2023 performance and taking into consideration the grantees’ other compensation, the value of our shares on the date of grant and the Compensation Committee’s subjective judgment regarding the size of award necessary to strongly encourage both the retention of the grantees and their continued efforts on our behalf while managing the dilutive impact of the awards.

Perquisites

The Company does not provide significant perquisites or personal benefits to our executive officers that are not readily available to other employees. The Company provides our named executive officers the opportunity to participate in a 401(k) retirement savings plan, which includes a 100% Company match of the executive’s elective bi-weekly contributions up to 4% of eligible compensation, subject to IRS limitations. The Company also provides our named executive officers the opportunity to participate in a health savings account, which includes a $500 Company match of the executive’s elective contributions.

Employment Agreements and Severance Benefits

The specific terms of our employment agreements are discussed on page 18 under the heading “Employment Arrangements and Post-Employment Compensation and Benefits” of this Amendment. The Compensation Committee has noted the prevalence of employment agreements among our peer companies and believes that such arrangements, when properly tailored, are appropriate and necessary. The Compensation Committee also believes that reasonable severance benefits (i) should be established with reference to an executive’s position and current cash compensation opportunities, and (ii) should be conditioned upon execution of a release of claims against the employer and its affiliates. Accordingly, the Compensation Committee has approved employment agreements, which include severance benefits, for Ms. Sullivan and Mr. Madden pursuant to which severance is payable upon a termination without cause or a resignation for good reason, subject in each case to the executive executing a release of claims in favor of the Company.

Tax Implications - Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code limits our ability to deduct for tax purposes compensation in excess of $1,000,000 that is paid to our principal executive officer, our principal financial officer, or any one of our next three highest paid executive officers. The Compensation Committee will review and consider the deductibility of executive compensation under Section 162(m) and may authorize certain payments in excess of the $1,000,000 limitation. The Compensation Committee believes that it needs to balance the benefits of designing awards that are tax-deductible with the need to design awards that attract, retain and reward executives responsible for our success.

Stock Ownership and Retention Guidelines

Our Board of Directors and Compensation Committee have established stock ownership guidelines for our senior executives. These guidelines are designed to encourage our executives to have a meaningful equity ownership in the Company, thereby linking their interests with those of our shareholders. These guidelines provide that, within the first five years of becoming subject to the guidelines, each executive must own (by way of shares owned directly or indirectly, shares represented by unvested time-based RSUs and the intrinsic value of the shares of vested stock options) the Company’s common stock with a value of five times (5x) base salary for Ms. Sullivan and two times (2x) base salary for Mr. Madden and Ms. Jubert. The guidelines also provide that if an executive is not currently in compliance with this guideline (regardless of the compliance grace period), the executive must retain 50% of the net shares (after satisfying any tax obligations and any required payments upon exercise) received upon vesting of RSUs.

Ms. Sullivan, who was appointed to President and Chief Executive Officer on February 4, 2024, Mr. Madden, who joined the Company on August 31, 2022, and Ms. Jubert, who was promoted to Senior Vice President and Chief Transformation Officer on November 3, 2024, each have five years to become compliant with these guidelines. The stock ownership and retention guidelines may be found on the Company’s investor relations website at https://ir.kirklands.com/profiles/investor/Governance.asp.

Insider Trading Policy

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading law, rules and regulations and applicable listing standards. A copy of our insider trading policy may be found as Exhibit 19.1 of the Company’s Annual Report for the year ended February 1, 2025 filed with the SEC on May 2, 2025.

No Hedging/No Pledging Policy

In addition to insider trading restrictions, the Company has a policy that prohibits all employees and non-employee directors from engaging in any of the following transactions involving the Company’s securities including: short sales, buying or selling put or call options or other derivative securities and hedging or monetization transactions such as zero-cost collars and forward sale contracts. In addition, the Company’s policy prohibits holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan. An exception to this prohibition may be granted where a person wishes to pledge Company securities as collateral for a loan (not including margin debt) and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities. Any person who wishes to pledge Company securities as collateral for a loan must submit a request for approval to one of the Company's Compliance Officers at least two weeks prior to the proposed execution of documents evidencing the proposed pledge.

Recovery of Erroneously Awarded Compensation Policy

On September 19, 2023, our Board adopted the Kirkland’s, Inc. Nasdaq Policy for the Recovery of Erroneously Awarded Compensation (the “Kirkland's Recoupment Policy”) in accordance with the requirements of Exchange Act Rule 10D-1 and the applicable Nasdaq listing requirements. The Kirkland's Recoupment Policy, which applies to current and former executive officers, provides for the mandatory recoupment of erroneously awarded incentive-based compensation in the event of an accounting restatement due to the material noncompliance of the Company with any financial reporting requirements under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. “Excess” compensation is generally the amount of performance-based compensation paid above what would have been received had the statements in question been accurate. The Kirkland's Recoupment Policy may be found on the Company’s investor relations website at https://ir.kirklands.com/profiles/investor/Governance.asp.

Summary Compensation Table

The following table provides information about all compensation awarded to or earned by the named executive officers in fiscal 2024 and 2023:

Name and Principal Position	Year(1)	Salary ($)(2)	Stock Awards ($)(3)(4)	Option Awards ($)(3)	All Other Compensation ($)(5)	Total ($)
Amy E. Sullivan(6)	2024	523,558	259,001	209,000	33,124	1,024,683
President and	2023	438,462	112,501	112,585	17,283	680,831
Chief Executive Officer

W. Michael Madden	2024	400,000	71,801	68,751	32,778	573,330
Executive Vice President and	2023	400,000	75,001	75,058	30,595	580,654
Chief Financial Officer

Melody R. Jubert (7)	2024	280,769	33,000	33,000	29,793	376,562
Senior Vice President and
Chief Transformation Officer

(1)

Our fiscal year is comprised of the 52 or 53-week period ending on the Saturday closest to January 31 of each year. Accordingly, fiscal 2024 and 2023 represented the 52 weeks ended on February 1, 2025 and the 53 weeks ended on February 3, 2024, respectively.

(2)	Amounts reflect base compensation earned by the named executive offers during the period indicated.
(3)

These amounts represent the aggregate grant date fair value of equity awards granted in the specified fiscal year as calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation. For additional information about the valuation assumptions with respect to equity awards, refer to Note 8 of the consolidated financial statements of the Company in its Form 10-K for the year ended February 1, 2025, as filed with the SEC on May 2, 2025.

(4)	The stock awards for fiscal 2024 and 2023 include the value of RSUs granted during such fiscal year.
(5)	Other compensation consists of company benefits and other perquisites. The “All Other Compensation” table below provides further details these items.
(6)	Ms. Sullivan was promoted from President and Chief Operating Officer to President and Chief Executive Officer effective February 4, 2024.
(7)

Ms. Jubert joined the Company as Vice President of Stores and Customer Service, effective September 11, 2023, was promoted to Senior Vice President of Operations on November 19, 2023 and was promoted to Senior Vice President and Chief Transformation Officer, effective November 3, 2024.

All Other Compensation

The following table provides additional detail for those items listed as “All Other Compensation” in the Summary Compensation Table for fiscal 2024:

Description	Amy E. Sullivan	W. Michael Madden	Melody R. Jubert
401(k) Employer Matching Contribution	$14,146	$13,800	$9,115
Company-Paid Medical, Dental and Life Insurance Premiums	17,928	17,928	13,061
Cell Phone Stipend	550	550	550
Health Savings Account Employer Matching Contribution	500	500	500
Company-Paid vehicle	—	—	1,323
Relocation Benefits (1)	—	—	5,244
Total	$33,124	$32,778	$29,793

(1)	In connection with Ms. Jubert's employment offer letter dated September 11, 2023, Ms. Jubert was granted $5,244 of relocation benefits.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information about the outstanding equity awards as of February 1, 2025, for the named executive officers:

		Option Awards (1)				Stock Awards(2)
Name	Option / RSU Grant Date (3)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Shares or Units of Stock that have not Vested (#)(4)	Equity Incentive Plan Awards: Market Value of Shares or Units of Stock that have not Vested ($)(5)
Amy E. Sullivan	3/23/2022	—	—	—	—	3,329	5,127
	4/6/2023	18,218	36,435	4	4/6/2033	26,596	40,958
	2/4/2024	—	50,000	5	2/4/2034	50,000	77,000
	3/27/2024	—	60,000	2.95	3/27/2034	44,492	68,518
W. Michael Madden	8/31/2022	26,668	13,332	4.08	8/31/2032	33,332	51,331
	4/6/2023	12,146	24,290	3.53	4/6/2033	17,730	27,304
	3/27/2024	—	39,286	2.95	3/27/2034	30,424	46,853
Melody R. Jubert	3/27/2024	—	18,857	2.95	3/27/2034	13,983	21,534

(1)

Mr. Madden’s August 31, 2022 option grant vests 33% annually on the anniversary of the grant date over three years and has a strike price of $4.08. Ms. Sullivan and Mr. Madden’s April 6, 2023 option grants vest 33% annually on the anniversary of the grant date over three years and have a strike price of $3.53. Ms. Sullivan's February 2, 2024 option grant vests 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date and has a strike price of $5.00. Ms. Sullivan, Mr. Madden and Ms. Jubert's March 27, 2024 option grants vest 33% annually on the anniversary of the grant date over three years and have a strike price of $2.95. All options expire on the tenth anniversary of the grant date.

(2)	Reflects awards of RSUs. All grants were awarded under the 2002 Plan.
(3)

RSUs granted in fiscal 2022, fiscal 2023 and fiscal 2024 vest 33% annually on the anniversary of the grant date over three years, except for 50,000 of the RSUs granted to Ms. Sullivan on February 4, 2024, which vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date and 25,000 of the RSUs granted to Mr. Madden on August 31, 2022, which cliff vest three years from the grant date.

(4)	Reflects the number of unvested RSUs as of February 1, 2025.
(5)	Reflects the market value of unvested RSUs as of February 1, 2025 based on the closing stock price of $1.54.

Employment Arrangements and Post-Employment Compensation and Benefits

We do not maintain a general severance plan, and except as otherwise discussed in this section with respect to the employment agreements of our named executive officers, there are no provisions for severance or change of control payments for our named executive officers. Under the terms of the 2002 Plan, in the event of a “Change in Control,” as defined in such plan, unless a Qualifying Replacement Award is provided to the applicable participant to replace the existing Award then all outstanding stock options become fully vested and immediately exercisable and all unvested RSU grants become fully vested. Cash or other consideration can replace for the right to receive shares; provided that at the time of that Change in Control, such substitute consideration has a value (as reasonably determined by the Board of Directors) equal to the then-current fair market value of the shares subject to such unvested RSUs or options; and provided further that such substitute consideration vests and becomes payable on the same basis as provided in the award agreement with respect to such RSUs and the shares subject thereto (or on such accelerated basis). Except as otherwise discussed in this section, any severance payments to named executive officers would be subject to the approval of the Compensation Committee. The details regarding the potential post-employment benefits to which our executive officers are entitled are set forth below.

Amy E. Sullivan, President and Chief Executive Officer

On January 19, 2024, the Company entered into an Employment Agreement with Ms. Sullivan, which provides for certain post-employment benefits in the event of a termination of her employment by us without cause or resignation by her for good reason (as such terms are defined in her employment agreement). If such termination occurs prior to December 31, 2025, Ms. Sullivan would be entitled to severance pay equal to one (1) times her then-current base salary payable, in regular payroll cycles. If the termination occurs after December 31, 2025, Ms. Sullivan's severance will increase to one and a half (1 1/2) times her base salary paid in eighteen (18) monthly payments. The payment of any such benefits would be subject to Ms. Sullivan providing the Company with a general release of claims in a form reasonably prescribed by the Company. If Ms. Sullivan’s employment with the Company ceases for any other reason (including death), then the Company’s obligation to Ms. Sullivan will be limited solely to the payment of accrued and unpaid base salary as of the date of such cessation.

Assuming the following event occurred on January 31, 2025, the last business day of fiscal 2024, Ms. Sullivan’s payments and benefits have an estimated value of:

Type of Separation	Salary Continuation	Welfare Benefit Continuation	Company- Provided Life Insurance Proceeds(1)	Stock Options and RSUs (accelerated vesting) (2)	Total
Death	$—	$—	$100,000	$—	$100,000
Termination without Cause or resignation for Good Reason	$525,000	$—	$—	$—	$525,000
Change in Control	—	—	—	191,603	191,603

(1)	Represents life insurance proceeds from Company-provided life insurance policies.
(2)

Represents the value of the Stock Options and RSUs that would vest in the event of a change in control in shares or cash or similar value could be given in the form of a Qualifying Replacement Award. The value of the accelerated vesting of any Stock Options and RSUs is calculated by multiplying the number of accelerated units by the closing price of the underlying shares on January 31, 2025, which is $1.54.

W. Michael Madden, Executive Vice President and Chief Financial Officer

On August 31, 2022, the Company entered into an Employment Agreement with Mr. Madden which provides for certain post-employment benefits in the event of a termination of his employment by us without cause or resignation by him for good reason (as such terms are defined in his employment agreement). Under these circumstances, Mr. Madden would be entitled to severance pay equal to one (1) times his then-current base salary payable in twenty-six (26) bi-weekly payments. The payment of any such benefits would be subject to Mr. Madden providing the Company with a general release of claims in a form reasonably prescribed by the Company. If Mr. Madden's employment with the Company ceases for any other reason (including death), then the Company’s obligation to Mr. Madden will be limited solely to the payment of accrued and unpaid base salary as of the date of such cessation.

Assuming the following event occurred on January 31, 2025, the last business day of fiscal 2024, Mr. Madden's payments and benefits have an estimated value of:

Type of Separation	Salary Continuation	Welfare Benefit Continuation	Company- Provided Life Insurance Proceeds(1)	Stock Options and RSUs (accelerated vesting) (2)	Total
Death	$—	$—	$100,000	$—	$100,000
Termination without Cause or resignation for Good Reason	$400,000	$—	$—	$—	400,000
Change in Control	—	—	—	125,488	125,488

(1)	Represents life insurance proceeds from Company-provided life insurance policies.
(2)

Represents the value of the Stock Options and RSUs that would vest in the event of a change in control in shares or cash or similar value could be given in the form of a Qualifying Replacement Award. The value of the accelerated vesting of any Stock Options and RSUs is calculated by multiplying the number of accelerated units by the closing price of the underlying shares on January 31, 2025, which is $1.54.

Melody R. Jubert, Senior Vice President and Chief Transformation Officer

The Company does not have an Employment Agreement with Ms. Jubert. If Ms. Jubert's employment with the Company ceases for any reason (including death), then the Company's obligation to Ms. Jubert will be limited solely to the payment of accrued and unpaid base salary as of the date of such cessation.

Assuming the following event occurred on January 31, 2025, the last business day of fiscal 2024, Ms. Jubert's payments and benefits have an estimated value of:

Type of Separation	Salary Continuation	Welfare Benefit Continuation	Company- Provided Life Insurance Proceeds(1)	Stock Options and RSUs (accelerated vesting) (2)	Total
Death	$—	$—	$100,000	$—	$100,000
Change in Control	—	—	—	21,534	21,534

(1)	Represents life insurance proceeds from Company-provided life insurance policies.
(2)

Represents the value of the Stock Options and RSUs that would vest in the event of a change in control in shares or cash or similar value could be given in the form of a Qualifying Replacement Award. The value of the accelerated vesting of any Stock Options and RSUs is calculated by multiplying the number of accelerated units by the closing price of the underlying shares on January 31, 2025, which is $1.54.

Board of Directors Compensation

Retainer and Fees for Employee Directors

Any director who is also one of our employees does not receive any additional compensation for his or her service as a director of Kirkland’s. The compensation of Amy E. Sullivan, our President and Chief Executive Officer and a member of our Board of Directors, is discussed on page 11 under the heading “Item 11. Executive Compensation” of this Amendment.

Retainer and Fees for Non-employee Directors

The Compensation Committee has approved the following compensation for non-employee directors for their service:

Director Cash Compensation. Each non-employee director is paid an annual retainer of $55,000 and our non-employee Chair of the Board of Directors receives an additional annual retainer of $55,000.

Committee Cash Compensation. Each non-employee director who is a member of our Audit Committee is paid an annual retainer of $10,000, and the Chair of the Audit Committee receives an annual retainer of $20,000. Each non-employee director who is a member of our Compensation Committee receives an annual retainer of $7,500, and the Chair of the Compensation Committee is paid an annual retainer of $15,000. Each non-employee director who is a member of the Governance and Nominating Committee is paid an annual retainer of $7,500, and the Chair of the Governance and Nominating Committee receives an annual retainer of $15,000.

Equity Compensation. At the 2024 Annual Meeting, each person serving as a non-employee director received 16,667 restricted share units (“RSUs”), with a fair market value of approximately $28,000. At the Annual Meeting, each person serving as a non-employee director will receive an RSU grant with a fair market value of approximately $42,000. The RSUs vest one year from the date of grant (or on a pro-rata basis relative to the termination date if the director’s service with the Company terminates prior to the one-year anniversary of the grant date). In the event of a change in control of the Company (a “Change in Control”), as defined in the 2002 Plan, the Company reserves the right to substitute cash or other substitute consideration for the right to receive shares subject to any unvested RSU grant; provided that at the time of that Change in Control, such substitute consideration has a value (as reasonably determined by the Board of Directors) equal to the then-current fair market value of the shares subject to such unvested RSUs; and provided further that such substitute consideration vests and becomes payable on the same basis as provided in the award agreement with respect to such RSUs and the shares subject thereto.

Director Compensation Table

The following table provides information about all compensation earned by our non-employee directors who served on our Board of Directors during fiscal 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Steven J. Collins(2)	$35,000	$—	$35,000
Ann E. Joyce	82,917	28,001	110,918
Susan S. Lanigan	77,500	28,001	105,501
R. Wilson Orr, III(2)	67,500	—	67,500
Charlie Pleas, III	78,750	28,001	106,751
Chris L. Shimojima	72,500	28,001	100,501
Jill A. Soltau	80,000	28,001	108,001

(1)

As a part of our Board of Directors compensation package, each non-employee member of the Board of Directors was granted 16,667 RSUs on June 26, 2024. The RSUs will vest one year from the date of grant (or will vest on a pro-rata basis relative to the termination date if the director’s service to the Company terminates prior to the one-year anniversary of the grant date). The amounts in the column titled “Stock Awards” reflect the grant date fair values of awards made during fiscal 2024 as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation— Stock Compensation (“FASB ASC Topic 718”).

(2)	Mr. Collins and Mr. Orr resigned from our Board of Directors on June 26, 2024, so neither Mr. Collins nor Mr. Orr received a stock award as part of their compensation in fiscal 2024.

The following table shows, as of February 1, 2025, the number of all unvested RSUs held by non-employee directors:

Name	Number of RSUs
Ann E. Joyce	16,667
Susan S. Lanigan	16,667
Charlie Pleas, III	16,667
Chris L. Shimojima	16,667
Jill A. Soltau	16,667

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of May 22, 2025 (except as set forth below), the number of shares of Common Stock beneficially owned by:

•
each beneficial owner of more than five percent of our outstanding Common Stock;
•
each of our current named executive officers listed in the Summary Compensation Table on page 16 of this Amendment (collectively, the “NEOs” or “named executive officers”); and
•
all of our directors and executive officers as a group.

The determinations of “beneficial ownership” of the Common Stock are based upon responses to Company inquiries that cited Rule 13d-3 under the Exchange Act. Such rule provides that shares shall be deemed to be “beneficially owned” where a person has, either solely or in conjunction with others, the power to vote or to direct the voting of shares and/or the power to dispose, or to direct the disposition, of shares; or where a person has the right to acquire any such beneficial ownership within 60 days after the date of determination. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares listed as beneficially owned by them.

Unless otherwise noted, the address for each person listed is c/o Kirkland’s, Inc., 5310 Maryland Way, Brentwood, TN 37027.

	Shares of Common Stock Beneficially Owned
Name	Number	Percent
Amy E. Sullivan, NEO and Director (1)	99,748	•
W. Michael Madden, NEO (2)	98,772	•
Melody R. Jubert, NEO (3)	9,565	•
Ann E. Joyce, Director (4)	140,906	•
Susan S. Lanigan, Director (5)	113,230	•
Charlie Pleas, III, Director (6)	197,230	•
Chris L. Shimojima, Director (7)	95,230	•
Jill A. Soltau, Director (8)	43,702	•
Beyond, Inc. (9)	13,402,880	49.8%
John H. Lewis (10)	1,266,520	4.7%
All executive officers and directors as a group (8 persons) (11)	798,383	3.0%

•	Less than one percent of class.
(1)	Includes vested options to purchase 56,436 shares of Common Stock held by Ms. Sullivan.
(2)	Includes vested options to purchase 64,056 shares of Common Stock held by Mr. Madden.
(3)	Includes vested options to purchase 6,286 shares of Common Stock held by Ms. Jubert.
(4)	Includes vested options to purchase 50,000 shares of Common Stock held by Ms. Joyce and 16,667 RSUs held by Ms. Joyce that will vest in June 2025.
(5)	Includes 16,667 RSUs held by Ms. Lanigan that will vest in June 2025.
(6)	Includes 16,667 RSUs held by Mr. Pleas that will vest in June 2025.
(7)	Includes 16,667 RSUs held by Mr. Shimojima that will vest in June 2025.
(8)	Includes 16,667 RSUs held by Ms. Soltau that will vest in June 2025.
(9)

Includes 13,402,880 shares to which Beyond, Inc. has sole voting and dispositive power. The share amount reported herein consists of 8,934,465 shares of Common Stock held by Beyond, Inc. and 4,468,415 shares of Common Stock that Beyond, Inc. has the right to acquire upon conversion of the Amended and Restated Term Loan Credit Agreement entered into on May 7, 2025. Obtained from Schedule 13D/A filed on May 9, 2025. The address for Beyond, Inc. is 799 W. Coliseum Way, Midvale, Utah 84047.

(10)

Includes 111,231 shares to which John H. Lewis has sole voting and dispositive power and 1,155,289 shares to which Mr. Lewis has shared voting and dispositive power through Osmium Partners, LLC. Obtained from Schedule 13D/A filed on October 21, 2024. The address for John H. Lewis is Osmium Partners, LLC, 5 Ross Ave, San Anselmo, CA 94960.

(11)	Includes 83,335 RSUs that will vest in June 2025 and options to purchase 176,778 shares of Common Stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Policies Regarding Related Party Transactions

We have a written statement of policy with respect to related party transactions, which is administered by the Audit Committee of our Board of Directors. Under our related party transaction policy, a “Related Party Transaction” is any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) between us (including any of our subsidiaries) and a Related Person, without regard to the amount involved. A “Related Person” includes any of our executive officers, directors or director nominees, any shareholder owning in excess of five percent of our Common Stock, any immediate family member of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed as an executive officer or is a partner or principal or in a similar position or in which such person has a five percent or greater beneficial ownership interest in such entity. Related Party Transactions do not include any transactions involving only director or executive officer compensation, transactions where the Related Person receives proportional benefits as a shareholder with all other shareholders, transactions involving competitive bids, or transactions involving certain bank-related services.

Under the terms of our related party transaction policy, the Audit Committee will only approve a Related Party Transaction if it is determined that the transaction is in, or is not inconsistent with, the best interest of the Company and its shareholders. Any director or officer with an interest in a related party transaction is expected to recuse him or herself from considering the matter and voting upon it. In all cases, a director or officer with an interest in a Related Party Transaction may not attempt to influence Company personnel in making any decision with respect to the transaction.

When reviewing a Related Party Transaction, the Audit Committee will use any process and review any information that it determines to be appropriate. The Audit Committee takes into consideration all of the relevant facts and circumstances available to it, including (if applicable), but not limited to (i) the material terms and conditions of the transaction or transactions; (ii) the Related Party’s relationship to the Company; (iii) the Related Party’s interest in the transaction, including their position or relationship with, or ownership of, any entity that is a party to or has an interest in the transaction; (iv) the approximate dollar value of the transaction; (v) the availability from other sources of comparable products or services; and (vi) an assessment of whether the transaction is on terms that are comparable to the terms available to an unrelated third party. All Related Party Transactions will be disclosed in accordance with SEC rules.

In the event that we become aware of a Related Party Transaction that was not previously approved or ratified by the Audit Committee, we will evaluate all options available with respect to that transaction, including ratification, revision or termination.

Pursuant to our related party transaction policy, a Related Party Transaction may only be consummated or may only continue if:

•
the Audit Committee approves or ratifies such transaction in accordance with the terms of our related party transaction policy; or
•
the Chairperson of the Audit Committee pre-approves or ratifies such transaction and the amount involved in the transaction is less than $120,000, provided that for the Related Party Transaction to continue it must be approved by the Audit Committee at its next regularly scheduled meeting.

Transactions with Related Persons, though not classified as Related Party Transactions by our related party transaction policy and, thus, not subject to its review and approval requirements, may still need to be disclosed if required by the applicable securities laws, rules and regulations.

Strategic Partnership with Beyond, Inc.

We entered into a strategic partnership with Beyond, Inc. (“Beyond”) on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable, profitable growth and value for all stakeholders. As part of this partnership with Beyond, we entered into a $17 million term loan credit agreement (the “Existing Beyond Credit Agreement”), an $8 million subscription agreement (the “Beyond Subscription Agreement”), a seven-year collaboration agreement and a trademark license agreement (the “Trademark License Agreement”). Proceeds of $17 million from the Beyond Credit Agreement, in the form of an $8.5 million non-convertible term loan (the “Non-Convertible Term Loan”) and an $8.5 million convertible term loan (the “Convertible Term Loan”) were used by us to repay our existing $12.0 million “first-in, last-out” asset-based delayed-draw term loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. Under the Trademark License Agreement, we have the exclusive license to operate small format, neighborhood brick-and-mortar stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks, which include Bed Bath & Beyond, buybuy BABY and Overstock, and we may sell Bed Bath & Beyond branded merchandise in existing Kirkland’s Home stores.

The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were approved by our shareholders at our special meeting of shareholders on February 5, 2025 (the “Special Shareholders Meeting”) in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Kirkland’s Common Stock, no par value to Beyond, which completed the transaction. This transaction has been reviewed and approved by our Board of Directors and Audit Committee. Management considers the terms of this transaction to be at arms-length and reasonably equivalent to terms we could have obtained through negotiations with an unaffiliated third party.

On May 7, 2025 we entered into an expansion of the Existing Beyond Credit Agreement (the “Beyond Credit Agreement”) in which a new term loan in an aggregate principal amount of $5.2 million was provided and the Non-Convertible Term Loan was rolled into the Beyond Credit Agreement. The Beyond Credit Agreement also provides Beyond the right to convert outstanding loans under the Beyond Credit Agreement into shares of the Company’s Common Stock at a price equal to the closing price on Nasdaq on the day prior to the date on which a conversion election is made, up to a number of shares equal to 19.90% of the outstanding shares of the Company’s common stock on the date the Beyond Credit Agreement was entered into, and up to a greater number of shares, but not more than a number that would result in Beyond holding 65% of the total outstanding number of shares of the Company’s Common Stock after such conversion. The Company also entered into a revised collaboration agreement with Beyond, which amended the collaboration fee from 0.25% of the Company’s quarterly retail store and e-commerce revenue to 0.50% of the Company’s retail store revenue only, effective beginning with the Company's second fiscal quarter of 2025. In addition, any accrued and unpaid collaboration fees, were paid at the closing of the Beyond Credit Agreement with additional borrowings obtained under the Beyond Credit Agreement.

Other than as disclosed above, since the beginning of fiscal 2021, we are not aware of any transactions in which the Company or any of its subsidiaries was or will be a participant and in which any persons deemed to be “related persons” for purposes of Item 404(a) of Regulation S-K under the Exchange Act (“Item 404(a)”) had or will have a direct or indirect material interest that require disclosure under Item 404(a).

Board Independence

Consistent with the Nasdaq listing standards and the regulations promulgated by the SEC, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by its board of directors. After review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditors, the Board of Directors affirmatively has determined that the following directors, constituting a majority of the Company’s directors, are independent directors within the meaning of the applicable Nasdaq listing standards: Ann E. Joyce, Susan S. Lanigan, Charlie Pleas, III, Chris L. Shimojima and Jill A. Soltau. The Company’s independent directors meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

Audit and Non-Audit Fees

The aggregate fees billed for services rendered by our current independent registered public accounting firm, EY, during fiscal 2024 and fiscal 2023 were as follows:

	Fiscal 2024	Fiscal 2023
Audit Fees(1)	$800,813	$604,964
Audit-Related Fees	—	—
Tax Fees (2)	60,889	—
All Other Fees	—	—
Total	$861,702	$604,964

(1)

Audit Fees consist of fees and related expenses billed for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the Company’s quarterly financial statements.

(2)	Tax Fees consist of fees billed for professional services relating to tax compliance and other tax advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

The following is a list of exhibits filed as part of this annual report on Form 10-K.

Exhibit Number		Description

31.1**	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	—	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104	—	The cover page for the Company’s Annual Report on Form 10-K for the year ended February 1, 2025, has been formatted in Inline XBRL and contained in Exhibit 101

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIRKLAND’S, INC.

By:	/S/ Amy E. Sullivan
Amy E. Sullivan
President, Chief Executive Officer and Director

Date: May 30, 2025