Form 10-Q
period 2025-05-03
KIRKLAND'S, INC
filed 2025-06-17
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2025

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

Common Stock, no par value – 22,461,383 shares outstanding as of June 12, 2025.

KIRKLAND’S, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	May 3,	February 1,	May 4,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,535	$3,820	$3,836
Inventories, net	76,415	81,899	75,789
Prepaid expenses and other current assets	5,241	5,585	6,540
Total current assets	85,191	91,304	86,165
Property and equipment:
Equipment	18,832	18,905	19,119
Furniture and fixtures	60,867	61,354	63,516
Leasehold improvements	97,258	97,635	100,447
Computer software and hardware	78,926	78,847	78,561
Projects in progress	290	287	371
Property and equipment, gross	256,173	257,028	262,014
Accumulated depreciation	(235,707)	(234,966)	(234,277)
Property and equipment, net	20,466	22,062	27,737
Operating lease right-of-use assets	116,569	121,229	121,410
Other assets	3,183	7,593	7,271
Total assets	$225,409	$242,188	$242,583
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$39,545	$43,935	$39,963
Accrued expenses and other liabilities	20,439	20,183	23,020
Operating lease liabilities	38,532	39,355	38,590
Related party debt	832	—	—
Current debt, net	—	49,199	—
Total current liabilities	99,348	152,672	101,573
Operating lease liabilities	90,820	95,085	94,529
Related party debt, net	9,028	—	—
Long-term debt, net	38,935	10,003	47,541
Other liabilities	3,496	3,445	4,405
Total liabilities	241,627	261,205	248,048
Shareholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at May 3, 2025, February 1, 2025, and May 4, 2024, respectively	—	—	—
Common stock, no par value; 80,000,000; 100,000,000; and 100,000,000 shares authorized at May 3, 2025, February 1, 2025, and May 4, 2024, respectively; 22,454,348; 13,117,942; and 13,038,978, shares issued and outstanding at May 3, 2025, February 1, 2025, and May 4, 2024, respectively	192,166	177,543	176,793
Accumulated deficit	(208,384)	(196,560)	(182,258)
Total shareholders’ deficit	(16,218)	(19,017)	(5,465)
Total liabilities and shareholders’ deficit	$225,409	$242,188	$242,583

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended
	May 3,	May 4,
	2025	2024
Net sales	$81,504	$91,753
Cost of sales	61,220	64,685
Gross profit	20,284	27,068
Operating expenses:
Compensation and benefits	17,854	19,286
Other operating expenses	12,266	14,318
Depreciation (exclusive of depreciation included in cost of sales)	660	961
Asset impairment	20	11
Total operating expenses	30,800	34,576
Operating loss	(10,516)	(7,508)
Interest expense	1,348	1,127
Other income	(84)	(116)
Loss before income taxes	(11,780)	(8,519)
Income tax expense	44	311
Net loss	$(11,824)	$(8,830)
Loss per share:
Basic	$(0.54)	$(0.68)
Diluted	$(0.54)	$(0.68)
Weighted average shares outstanding:
Basic	22,093	12,965
Diluted	22,093	12,965

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at February 1, 2025	13,117,942	$177,543	$(196,560)	$(19,017)
Restricted stock issued	131,006	—	—	—
Net share settlement of restricted stock units	(39,200)	(51)	—	(51)
Issuance of common stock to Beyond, Inc. for subscription agreement	4,324,324	7,730	—	7,730
Issuance of common stock to Beyond, Inc. to convert term loan and accrued interest	4,610,141	6,705	—	6,705
Issuance of common stock for payment of equity issuance costs	310,135	—	—	—
Stock-based compensation expense	—	239	—	239
Net loss	—	—	(11,824)	(11,824)
Balance at May 3, 2025	22,454,348	$192,166	$(208,384)	$(16,218)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	(Deficit) Equity
Balance at February 3, 2024	12,926,022	$176,552	$(173,428)	$3,124
Restricted stock issued	134,597	—	—	—
Net share settlement of restricted stock units	(21,641)	(51)	—	(51)
Stock-based compensation expense	—	292	—	292
Net loss	—	—	(8,830)	(8,830)
Balance at May 4, 2024	13,038,978	$176,793	$(182,258)	$(5,465)

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	13-Week Period Ended
	May 3,	May 4,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,824)	$(8,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,090	2,624
Amortization of debt issuance and original issue discount costs	406	131
Asset impairment	20	11
Gain on disposal of property and equipment	—	(6)
Stock-based compensation expense	239	292
Changes in assets and liabilities:
Inventories, net	5,484	(1,699)
Prepaid expenses and other current assets	344	1,063
Accounts payable	(4,385)	(5,653)
Accrued expenses and other liabilities	285	(133)
Operating lease assets and liabilities	(428)	(1,365)
Other assets and liabilities	4,692	(90)
Net cash used in operating activities	(3,077)	(13,655)

Cash flows from investing activities:
Proceeds from sale of property and equipment	10	6
Capital expenditures	(568)	(770)
Net cash used in investing activities	(558)	(764)

Cash flows from financing activities:
Borrowings on revolving line of credit	3,400	9,000
Repayments on revolving line of credit	(7,465)	(4,100)
Borrowings on FILO term loan	—	10,000
Payments of debt and equity issuance costs	(534)	(399)
Cash used in net share settlement of stock options and restricted stock units	(51)	(51)
Proceeds from issuance of common stock	8,000	—
Net cash provided by financing activities	3,350	14,450

Cash and cash equivalents:
Net (decrease) increase	(285)	31
Beginning of the period	3,820	3,805
End of the period	$3,535	$3,836

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$325	$390
Non-cash accruals for debt and equity issuance costs	573	860

Conversion of convertible note, accrued interest and unamortized debt issuance costs into common stock	$6,676	$—
Common stock issued in exchange for payment of equity issuance costs	574	—

The accompanying notes are an integral part of these financial statements.

KIRKLAND’S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of business — Kirkland’s, Inc. (the “Company”, “we”, “our” or “us”) is a specialty retailer of home décor and furnishings in the United States operating 314 stores in 35 states as of May 3, 2025, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand.

Principles of consolidation — The condensed consolidated financial statements of the Company include the accounts of Kirkland’s, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

Basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and are presented in accordance with the requirements of Form 10-Q and pursuant to the reporting and disclosure rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 2, 2025.

Seasonality — The results of the Company’s operations for the 13-week period ended May 3, 2025 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

Fiscal year — The Company’s fiscal year ends on the Saturday closest to January 31, resulting in years of either 52 or 53 weeks. Accordingly, fiscal 2025 represents the 52 weeks ending on January 31, 2026, and fiscal 2024 represents the 52 weeks ended on February 1, 2025.

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

Going concern assessment and management’s plans — The Company’s revenues, results of operations and cash flows have been materially adversely impacted by strategic and macroeconomic factors during the last several fiscal years. The persistently challenging home furnishings retail environment, including reduced consumer spending in the category and increased price sensitivity, has significantly impacted the Company’s performance and liquidity levels. Operating loss and negative cash flows from operations continue to reduce the Company’s liquidity levels. For the 13-week period ended May 3, 2025, the Company reported a net loss of $11.8 million and net cash used in operating activities of $3.1 million compared to a net loss of $8.8 million and net cash used in operating activities of $13.7 million in the prior year period. Further, as of June 17, 2025, the Company had no availability for borrowing, after the minimum required excess availability covenant, under the revolving credit facility.

When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions and events to alleviate substantial doubt. The Company’s plans are focused on improving its operating results and liquidity through sales growth, cost reductions and additional financing. Throughout fiscal 2024 and 2025, the Company implemented expense reductions to streamline its cost structure and improve its liquidity profile. The Company believes these actions are necessary as part of improving its profitability and liquidity trajectory, while minimizing any disruption to the Company’s focus on its strategic initiatives and the overall customer experience. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. During the 13-week period ended May 3, 2025, the Company received $8.0 million from Beyond, Inc. (“Beyond”) to purchase shares of common stock, and subsequent to quarter end, the Company received $5.0 million from Beyond as part of an additional $5.2 million term loan.

The Company’s going concern assessment includes the preparation of cash flow forecasts considering the completed financing transactions, annualized savings from cost-savings initiatives and the impact on profitability and cash flow from operations related to both the current elevated tariffs and the likelihood of challenging macroeconomic conditions that further constrain consumer demand, and these factors collectively suggest insufficient liquidity in the near-term. Due to these uncertainties and the consequences they may have on the projected cash flow in the near-term, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.

As of February 1, 2025, the Company was in compliance with the financial covenants in the revolving credit facility and the Beyond Credit Agreement (as defined below). However, the Company’s conclusion that substantial doubt exists about its ability to continue as a going concern required an explanatory paragraph in the report of the independent registered public accounting firm on the Company’s financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the revolving credit facility and the Beyond Credit Agreement on May 2, 2025, when the fiscal 2024 Annual Report on Form 10-K was filed with the SEC. On May 7, 2025, subsequent to the end of the first fiscal quarter of 2025, the Company received waivers from the lenders under both facilities. As such, the Company has classified the outstanding borrowings under these agreements as long-term debt on the condensed consolidated balance sheet as of May 3, 2025, while most of the Company’s debt was recorded as current as of February 1, 2025.

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

Note 2 – Related Party

Strategic partnership with Beyond — The Company entered into a strategic partnership with Beyond on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable profitable growth and value for all stakeholders. As part of this partnership with Beyond, the companies entered into a $17.0 million term loan credit agreement (the “Beyond Credit Agreement”), an $8.0 million subscription agreement (the “Subscription Agreement”), a seven-year collaboration agreement (the “Collaboration Agreement”) and a trademark license agreement (the “Trademark License Agreement”). Proceeds of $17.0 million from the Beyond Credit Agreement, in the form of an $8.5 million non-convertible term loan (“Non-Convertible Term Loan”) and an $8.5 million convertible term loan (“Convertible Term Loan”) were used by Kirkland's to repay its existing FILO term loan (“FILO Term Loan”), including prepayment fees and transaction expenses, and to reduce borrowings under Kirkland's existing revolving credit facility. The $8.0 million equity purchase under the Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were both approved by Kirkland's shareholders at the Company's Special Meeting of Shareholders on February 5, 2025 in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Common Stock to Beyond, which completed the transaction. For further discussion on the agreements with Beyond, refer to “Note 6 — Fair Value Measures”, “Note 10 — Long-Term Debt”, “Note 11 — Subscription Agreement” and “Note 15 — Subsequent Events”.

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

The liability and the related interest expense for these fees are based on the Company’s current estimates of future payments expected to be made over the life of the Collaboration Arrangement. The Company will periodically assess the expected payments using internal projections. To the extent our future estimates of payments are greater or less than previous estimates, the Company will prospectively recognize related non-cash interest expense. For further discussion refer to “Note 6 — Fair Value Measures”, “Note 10 — Long-Term Debt” and “Note 15 — Subsequent Events”.

Trademark License Agreement — The Trademark License Agreement with Beyond grants Kirkland’s the exclusive license to operate small format, neighborhood brick-and-mortar retail stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks. Kirkland’s will pay royalty fees as a percentage of net store sales generated under the Bed Bath & Beyond banner during the term of the Collaboration Agreement with that rate increasing as a percentage of net sales after the Collaboration Agreement has terminated, if the locations are still operating. There is also a fixed guaranteed minimum royalty fee during the term of the Collaboration Agreement that takes effect after the opening of the first Bed Bath & Beyond retail store. There were no royalty fees during the 13-week period ended May 3, 2025.

Note 3 – Revenue Recognition

Net sales — The Company recognizes revenue at the time of sale of merchandise to customers in its stores. E-commerce revenue is recorded at the estimated time of delivery to the customer. Net sales includes the sale of merchandise, net of returns, shipping revenue, gift card breakage revenue and revenue earned from our private label credit card program and excludes sales taxes.

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $814,000, $1.0 million and $1.2 million reserved for sales returns at May 3, 2025,  February 1, 2025 and May 4, 2024, respectively, included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $394,000, $517,000 and $528,000 at May 3, 2025,  February 1, 2025 and May 4, 2024, respectively.

Deferred e-commerce revenue — E-commerce revenue is deferred until the customer takes possession of the merchandise and the sale is complete, as the Company receives payment before completion of its customer obligations. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses and other liabilities on the condensed consolidated balance sheets was approximately $614,000, $607,000 and $888,000 at May 3, 2025,  February 1, 2025 and May 4, 2024, respectively. The related contract assets, reflected in inventories, net on the condensed consolidated balance sheets, totaled approximately $324,000, $330,000 and $446,000 at May 3, 2025,  February 1, 2025 and May 4, 2024, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	May 3, 2025	February 1, 2025	May 4, 2024
Gift card liability, net of estimated breakage (included in accrued expenses and other liabilities)	$10,002	$10,673	$11,092

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended
	May 3, 2025	May 4, 2024
Gift card breakage revenue (included in net sales)	$256	$328
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	1,114	1,458

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses and other liabilities on the condensed consolidated balance sheets was approximately $1.2 million, $1.5 million, and $1.4 million at May 3, 2025,  February 1, 2025 and May 4, 2024, respectively.

Note 4 – Income Taxes

For the 13-week periods ended May 3, 2025 and May 4, 2024, the Company recorded an income tax expense of approximately $44,000, or (0.4)% of the loss before income taxes compared to an expense of approximately $311,000, or (3.7)% of the loss before income taxes, respectively. The change in income taxes for the 13-week period ended May 3, 2025, compared to the prior year periods, was primarily due to changes in valuation allowance adjustments and state income taxes.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the condensed consolidated statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of May 3, 2025 and May 4, 2024, the Company recorded a full valuation allowance against deferred tax assets.

Note 5 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock and if outstanding grants of restricted stock were vested. Stock options and restricted stock units that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 1,350,000 shares and 887,000 shares for the 13-week periods ended May 3, 2025 and May 4, 2024, respectively.

Note 6 – Fair Value Measurements

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The revolving line of credit approximates fair value due to the one, three or six-month interest terms. In fiscal 2024, the Company also had a non-depleting collateral trust with the Company’s workers’ compensation and general liability insurance provider named as beneficiary. The assets in this trust were invested in financial instruments that would fall within Level 1 of the fair value hierarchy, and were approximately $4.8 million and $4.6 million as of February 1, 2025 and  May 4, 2024, respectively, and they were included in other assets on the consolidated balance sheets. On February 19, 2025, the Company dissolved the non-depleting collateral trust and received cash from the trust for the then outstanding balance. The Company posted a $4.3 million letter of credit under the revolving line of credit for the benefit of the Company’s workers’ compensation and general liability insurance provider in lieu of the trust.

Fair value of the Non-Convertible Term Loan, the Convertible Term Loan and the Collaboration Agreement fees, which were entered into on October 21, 2024, are summarized as follows (in thousands):

		May 3, 2025		February 1, 2025
	Fair Value Hierarchy	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Non-Convertible Term Loan (2)	Level 2	$5,668	$7,293	$5,531	$7,980
Convertible Term Loan (2)	Level 2	—	—	6,676	7,003
Collaboration Agreement fees (3)	Level 3	4,192	5,159	3,995	5,439

(1)	See “Note 10 — Long-Term Debt” for further discussion of the carrying values.
(2)	The fair value was estimated using available market information for debt instruments with similar maturities and credit risk.
(3)

The fair value estimate uses the Company’s estimated future revenue projections over the term of the Collaboration Agreement discounted using current market rates for debt investments with similar maturities and credit risk.

The Company measures certain assets at fair value on a non-recurring basis, including the evaluation of long-lived assets for impairment using Company-specific assumptions, including forecasts of projected financial information that would fall within Level 3 of the fair value hierarchy. The Company uses market participant rents (Level 2 input) to calculate the fair value of right-of-use assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant (Level 2 input) to quantify fair value for other long-lived assets. See “Note 12 — Impairment” for further discussion.

Note 7 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case has been removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on May 26, 2022, the Ninth Circuit granted the plaintiff’s petition for permission to appeal. The appeal was argued before the Ninth Circuit on November 13, 2023, and on January 8, 2024, the Court issued its opinion affirming the District Court in part and reversing in part. The Ninth Circuit affirmed the denial of certification as to the subclasses related to the security bag check and reversed as to the rest break claim. The Ninth Circuit did not find that there is liability nor that the rest break claim is certified. On February 28, 2025, the District Court dismissed this case in its entirety, without prejudice. On May 2, 2025, a complaint was refiled in this matter in the United States District Court for the Central District of California. The Company continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

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

On June 12, 2024, the Company was sued in Federal Court in Memphis by Rugs America Corp. for allegedly breaching a 2019 letter of understanding between the parties regarding the display and sale of Rugs America rugs in the Company’s stores. Rugs America claims that the Company, among other things, displayed non-Rugs America rugs on its rug fixtures in violation of the understanding and is asking for $5 million in damages. The Company maintains that the term of the understanding was for only two years, expiring in 2021, and believes that it was in compliance during the two-year term. On May 30, 2025, the Court granted the Company’s request to assert a counterclaim against Rugs America arising out of Rugs America’s refusal to retrieve the rug racks from Kirkland’s stores. The alleged damages in the counterclaim are expected to be $1.5 million in compensatory damages and $3 million in punitive damages. Discovery is currently pending in this litigation. After discovery is completed, the Company intends to file a motion for summary judgment, asking the Court to dismiss Rugs America’s claims before trial. The Company believes Rugs America’s claim is without merit and intends to vigorously defend itself against the allegations.

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

Note 8 – Stock-Based Compensation

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

	13-Week Period Ended
	May 3, 2025	May 4, 2024
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$239	$292
Restricted stock units granted	1,017,017	299,250
Stock options granted	—	228,126

Note 9 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. For the 13-week periods ended May 3, 2025 and May 4, 2024, the Company did not repurchase any shares of common stock under the share repurchase plan. As of May 3, 2025, the Company had approximately $26.3 million remaining under the current share repurchase plan.

Note 10 – Long-Term Debt

Related party debt, net consisted of the following (in thousands):

May 3, 2025
Non-Convertible Term Loan	$8,500
Collaboration Agreement fees	4,192
Total outstanding related party borrowings	12,692
Less: unamortized debt discount and issuance costs	(2,832)
Total related party debt	9,860
Less: current portion of related party debt	(832)
Related party debt, net	$9,028

Long-term debt, net consisted of the following (in thousands):

	May 3, 2025	February 1, 2025	May 4, 2024

Revolving line of credit	$38,935	$43,000	$38,900
Term Loan	—	—	10,000
Non-Convertible Term Loan	—	8,500	—
Convertible Term Loan	—	8,500	—
Collaboration Agreement fees	—	3,995	—
Total outstanding borrowings	38,935	63,995	48,900
Less: unamortized debt discount and issuance costs	—	(4,793)	(1,359)
Total debt	38,935	59,202	47,541
Less: current portion of long-term debt	—	(49,199)	—
Long-term debt, net	$38,935	$10,003	$47,541

Revolving Line of Credit

On March 31, 2023, the Company entered into a Third Amended and Restated Credit Agreement (the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amended the previous Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) from a $75.0 million senior secured revolving credit facility to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the 2019 Credit Agreement including a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and extended its maturity date to March 2028. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the facility amount; otherwise, the fee on the unused portion is 37.5 basis points per annum. As of May 3, 2025, there were $5.1 million in letters of credit outstanding under the 2023 Credit Agreement compared to no outstanding letters of credit outstanding under the 2023 Credit Agreement as of February 1, 2025 and May 4, 2024.

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

The maximum availability under the 2023 Credit Agreement is limited by a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves and an excess required availability covenant, which limits the borrowing base formula by the greater of 10% of the combined borrowing base formula or $8.0 million. Subsequent to the closing of the Beyond Subscription Agreement on February 5, 2025, and through May 31, 2025, the Company's borrowing base calculation pursuant to the 2023 Credit Agreement is limited by the greater of 10% of the borrowing base formula or $5.0 million. Subsequent to May 31, 2025, if the Company's consolidated EBTIDA for the immediately preceding trailing three month period is at least 85% of the Company's projected consolidated EBITDA, the borrowing base is limited by the greater of 10% of the borrowing base formula or $5.0 million, if not, it is limited by the greater of 10% of the borrowing base formula or $8.0 million.

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

Beyond Credit Agreement

On October 21, 2024, the Company entered into the Beyond Credit Agreement with Beyond, as administrative agent and lender. The Beyond Credit Agreement consists of an $8.5 million Convertible Term Loan that was mandatorily convertible into Kirkland’s common stock at a price of $1.85 per share for a total of 4,594,594 shares upon the approval of Kirkland’s shareholders and an $8.5 million Non-Convertible Term Loan that is non-convertible. The maturity date on the Non-Convertible Term Loan is September 30, 2028. The indebtedness under the Beyond Credit Agreement is subordinated to the 2023 Credit Agreement and is not subject to a borrowing base calculation. The Beyond Credit Agreement accrues interest at an annual rate equal to SOFR plus a margin of 275 basis points with no SOFR floor. On February 5, 2025, the Company held a Special Shareholders Meeting during which the shareholders approved the issuance of shares of Kirkland's common stock to Beyond. Following the approval of the shareholders, the $8.5 million Convertible Term Loan with accrued interest converted to 4,610,141 shares of common stock at a price of $1.85 per share.

Collaboration Agreement Fees

The Company entered into the Collaboration Agreement with Beyond, which outlines the parties’ intentions to collaborate on numerous operating arrangements. Under the Collaboration Agreement, Kirkland’s will pay Beyond a quarterly collaboration fee equal to 0.25% of Kirkland’s quarterly retail and e-commerce revenue starting in the first quarter of fiscal 2025 and continuing for the remaining seven-year term of the Collaboration Agreement. This fee will extend an additional two years beyond the Collaboration Agreement, if the Beyond Credit Agreement is still outstanding as of the expiration or termination of the Collaboration Agreement. Kirkland’s will also pay to Beyond an incentive fee equal to 1.5% of Kirkland’s incremental growth in e-commerce revenue during the term of the Collaboration Agreement.

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

General Terms and Conditions

Borrowings under the 2023 Credit Agreement and the Beyond Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Beyond Credit Agreement may be declared immediately due and payable. As of May 3, 2025, the Company was not in compliance with the financial covenants in the 2023 Credit Agreement and the Beyond Credit Agreement. The Company’s conclusion that substantial doubt exists about the Company’s ability to continue as a going concern required an explanatory paragraph in the report of its independent registered public accounting firm on the Company’s financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the 2023 Credit Agreement and the Beyond Credit Agreement. The Company received waivers from its lenders under both facilities on May 7, 2025, subsequent to quarter end. As such, the Company has classified the outstanding borrowings under these agreements as long-term debt on the condensed consolidated balance sheet as of May 3, 2025.

Note 11 – Subscription Agreements

On October 21, 2024, the Company and Beyond entered into the Subscription Agreement. On February 5, 2025, Kirkland’s shareholders approved at the Special Shareholders Meeting, Beyond’s purchase of $8 million of Kirkland’s common stock at a price of $1.85 per share for a total of 4,324,324 shares. After the $8 million equity purchase and the mandatory conversion of the Convertible Term Loan, Beyond owned approximately 40% of Kirkland’s then outstanding common stock. Pursuant to an investor rights agreement, Beyond is subject to a standstill obligation, that among other things, generally restricts Beyond’s ability to acquire more than 40% of the Company’s stock. Beyond is considered a related party due to the significant influence they have over the Company.

On October 18, 2024, the Company and Consensus Securities LLC (“Consensus”), the Company’s financial advisor, entered into a subscription agreement. On February 5, 2025, in connection with completing the Beyond transaction, the Company issued 310,135 shares of common stock to Consensus as partial payment of a $574,000 success fee.

Note 12 – Impairment

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended
	May 3, 2025	May 4, 2024
Impairment of leasehold improvements, fixtures and equipment at stores	$20	$11

Number of stores with leasehold improvements, fixtures and equipment impairment	1	—

Note 13 – Segment Information

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

Note 14 – New Accounting Pronouncements

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

Note 15 – Subsequent Events

On May 7, 2025, the Company entered into an additional $5.2 million term loan (the “Additional Term Loan”) with Beyond to provide flexibility for general working capital purposes and for the support of the Company’s updated store conversion strategy. The Additional Term Loan consisted of $5.0 million in cash and $0.2 million in unpaid collaboration fees for the first 13 weeks of fiscal 2025 and any accrued and unpaid interest on the $8.5 million existing term loan. In addition, effective May 7, 2025 the agreement also provides Beyond the right to convert the $13.7 million of outstanding loans under the Beyond Credit Agreement into shares of the Company’s common stock at a price equal to the closing price on Nasdaq on the day prior to the date on which a conversion election is made, up to a number of shares equal to 19.90% of the outstanding shares of the Company’s common stock on May 7, 2025. Beyond has the option to convert up to a greater number of shares, but not more than a number that would result in Beyond, holding for so long as any obligations remain outstanding under the 2023 Credit Agreement, 65% of the total outstanding number of shares of the Company’s common stock after such conversion, provided that such conversion would be subject to Nasdaq shareholder approval rules, if applicable.

On May 7, 2025, the existing collaboration fee payable to Beyond of 0.25% of all revenues increased to 0.50% of brick-and-mortar retail revenues only, to capture the expanded brand opportunity, while eliminating the 3.0% licensed brand royalty. In addition, on May 7, 2025, the Company also entered into a purchase agreement providing for the future sale to Beyond, for a purchase price of $5 million, of Kirkland’s right, title and interest in and to its trademarks and domain names comprised of or containing the element KIRKLAND’S ( the “Kirkland’s Brand”), the consummation of which is conditioned upon the consent of Bank of America, N.A. as the Company's senior lender and the release of all liens on the Kirkland’s Brand including the claims of the Agent under the 2023 Credit Agreement.

On May 20, 2025, a tornado hit the Company’s leased Jackson, Tennessee distribution center, causing damage to the Company’s assets and disruptions to the Company's operations, particularly with respect to its e-commerce channel. The Company maintains insurance policies to cover the repair or replacement of the Company’s assets that suffered loss or damage, and the Company is working closely with its insurance carriers to ascertain the full amount of insurance proceeds, net of the deductible on the policies, due to the Company as a result of the damages and the loss the Company suffered. The Company’s insurance policies also provide coverage for interruption to its business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. At this time, the amount of combined property damage and business interruption costs and recoveries cannot be estimated, but currently the Company is still able to operate in the facility.

As of June 17, 2025, the Company had $38.8 million of outstanding debt and $5.1 million of outstanding letters of credit under its revolving credit facility with no availabilty for borrowing, after the minimum required excess availability covenant, and $13.7 million in term loans to Beyond.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week periods ended May 3, 2025 and May 4, 2024. For a comparison of our results of operations for the 52-week period ended February 1, 2025 and the 53-week period ended February 3, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on May 2, 2025 (the “Annual Report”). The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

Except for historical information contained herein, certain statements in this release, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the finalization of the Company’s quarterly financial and accounting procedures. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "seek," "may," "could," "strategy," and similar expressions, involve known and unknown risks and uncertainties, many of which are outside of the Company’s control, which may cause the Company's actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the effect of the transactions entered into with Beyond (the “Transactions”) on the Company’s business relationships; operating results and business generally; unexpected costs, charges or expenses resulting from the Transactions; potential litigation relating to the Transactions that could be instituted against Beyond, the Company or their affiliates’ respective directors, managers or officers, including the effects of any outcomes related thereto; continued availability of capital financing; the ability to obtain the various synergies envisioned between the Company and Beyond; the ability of the Company to successfully open new stores or rebrand existing Kirkland’s Home stores under a Bed Bath & Beyond Home or other licensed brand; the ability of the Company to successfully market its products to new customers and expand through new e-commerce platforms and to implement its plans, forecasts and other expectations with respect to its business after the completion of the Transactions and realize additional opportunities for growth and innovation; risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility; the fact that the Company's independent registered public accounting firm's report for the year ended February 1, 2025 is qualified as to the Company's ability to continue as a going concern; the Company’s ability to successfully implement cost savings and other strategic initiatives intended to improve operating results and liquidity positions, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its multi-brand and omni-channel strategy, the risk that natural disasters, pandemic outbreaks, global political events, war and terrorism could impact the Company’s revenues, inventory and supply chain; the continuing consumer impact of inflation and countermeasures, including high interest rates, the effectiveness of the Company’s marketing campaigns, risks related to changes in U.S. policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact, the Company’s ability to retain its senior management team; volatility in the price of the Company’s common stock, the competitive environment in the home décor industry in general and in the Company's specific market areas, inflation, fluctuations in cost and availability of inventory, increased transportation costs and potential interruptions in supply chain, distribution systems and delivery network, including the Company’s e-commerce systems and channels, the ability to control employment and other operating costs, availability of suitable retail locations and other growth opportunities, disruptions in information technology systems including the potential for security breaches of the Company's information or its customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a specialty retailer of home décor and furnishings in the United States. As of May 3, 2025, we operated a total of 314 stores in 35 states, as well as an e-commerce website, www.kirklands.com, under the Kirkland’s Home brand. We provide our customers with an engaging shopping experience characterized by a curated, affordable selection of home décor and furnishings along with inspirational design ideas. This combination of quality and stylish merchandise, value pricing and a stimulating in-store and online environment provides our customers with a unique brand experience.

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

The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were approved by our shareholders at our special meeting of shareholders on February 5, 2025 (the “Special Shareholders Meeting”) in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Kirkland’s common stock, no par value (“Common Stock”) to Beyond, which completed the transaction. On May 7, 2025, the Company entered into an additional $5.2 million term loan (the “Additional Term Loan”) with Beyond to provide flexibility for general working capital purposes and for the support of the Company's updated store conversion strategy. The Additional Term Loan and the existing $8.5 million term loan are convertible into shares of Kirkland's common stock at a price determined at the time of such conversion election, but subject to Nasdaq shareholder approval rules, if applicable.

For further discussion on the agreements with Beyond, refer to “Note 2 — Related Party”, “Note 6 — Fair Value Measures”, “Note 10 — Long-Term Debt”, “Note 11 — Subscription Agreement” and “Note 15 — Subsequent Events”.

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

Impact of Recent Tornado in Jackson, Tennessee

On May 20, 2025, a tornado hit our leased Jackson, Tennessee distribution center, causing damage to our assets and disruptions to operations, particularly with respect to its e-commerce channel. We maintain insurance policies to cover the repair or replacement of our assets that suffered loss or damage, and we are working closely with our insurance carriers to ascertain the full amount of insurance proceeds, net of the deductible on the policies, due to us as a result of the damages and the loss we suffered. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. At this time, the amount of combined property damage and business interruption costs and recoveries cannot be estimated, but currently we are still able to operate in the facility.

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

Stores

The following table summarizes store information during the periods indicated:

	13-Week Period Ended
	May 3, 2025	May 4, 2024
New store openings	—	1
Store closures	3	2
Decrease in store units	(0.9)%	(0.3)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	May 3, 2025	May 4, 2024
Number of stores	314	329
Square footage	2,552,018	2,667,560
Average square footage per store	8,127	8,108

13-Week Period Ended May 3, 2025 Compared to the 13-Week Period Ended May 4, 2024

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	May 3, 2025		May 4, 2024		Change
	$	%	$	%	$	%
Net sales	$81,504	100.0%	$91,753	100.0%	$(10,249)	(11.2)%
Cost of sales	61,220	75.1	64,685	70.5	(3,465)	(5.4)
Gross profit	20,284	24.9	27,068	29.5	(6,784)	(25.1)
Operating expenses:
Compensation and benefits	17,854	21.9	19,286	21.0	(1,432)	(7.4)
Other operating expenses	12,266	15.1	14,318	15.6	(2,052)	(14.3)
Depreciation (exclusive of depreciation included in cost of sales)	660	0.8	961	1.1	(301)	(31.3)
Asset impairment	20	—	11	—	9	81.8
Total operating expenses	30,800	37.8	34,576	37.7	(3,776)	(10.9)
Operating loss	(10,516)	(12.9)	(7,508)	(8.2)	(3,008)	40.1
Interest expense	1,348	1.7	1,127	1.2	221	19.6
Other income	(84)	(0.1)	(116)	(0.1)	32	(27.6)
Loss before income taxes	(11,780)	(14.5)	(8,519)	(9.3)	(3,261)	38.3
Income tax expense	44	—	311	0.3	(267)	(85.9)
Net loss	$(11,824)	(14.5)%	$(8,830)	(9.6)%	$(2,994)	33.9%

Net sales. Net sales decreased 11.2% to $81.5 million for the first 13 weeks of fiscal 2025 compared to $91.8 million for the prior year period. Comparable sales decreased 8.9%, or $7.9 million, for the first 13 weeks of fiscal 2025 compared to the prior year period. For the first 13 weeks of fiscal 2025, e-commerce comparable sales decreased 26.7% compared to the prior year period, and store comparable sales decreased 3.1% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in e-commerce traffic, which was partially offset by an increase in store conversion. Most merchandise categories performed below prior period levels except for gift and holiday décor, which performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales decreased 460 basis points from 29.5% in the first 13 weeks of fiscal 2024 to 24.9% in the first 13 weeks of fiscal 2025. The overall decrease in gross profit margin was due to unfavorable merchandise margin and store occupancy costs, partially offset by favorable outbound freight costs, distribution center costs, and depreciation. Merchandise margin decreased approximately 340 basis points from 57.5% in the first 13 weeks of fiscal 2024 to 54.1% in the first 13 weeks of fiscal 2025, mainly due to increased promotional activity. Store occupancy costs increased approximately 210 basis points to 17.3% of net sales due to the sales deleverage on these fixed costs. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 70 basis points to 5.2% of net sales due to the decline in shipping expense related to the decrease in e-commerce sales and reduced store routes. Distribution center costs decreased 10 basis points to 5.0% of net sales due to reduced operating costs, partially offset by sales deleverage. Depreciation of store and distribution center assets decreased approximately 10 basis points to 1.7% of net sales in the first 13 weeks of fiscal 2025, due to certain assets becoming fully depreciated.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 90 basis points from 21.0% in the first 13 weeks of fiscal 2024 to 21.9% in the first 13 weeks of fiscal 2025, primarily due to sales deleverage, partially offset by reductions in store and corporate compensation and benefits costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 50 basis points from 15.6% in the first 13 weeks of fiscal 2024 to 15.1% in the first 13 weeks of fiscal 2025. The decrease as a percentage of net sales was primarily related to reduced advertising costs and lower consulting costs.

Income tax expense. We recorded an income tax expense of approximately $44,000, or (0.4)% of the loss before income taxes, during the first 13 weeks of fiscal 2025, compared to an income tax expense of approximately $311,000, or (3.7)% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 13 weeks of fiscal 2025 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $11.8 million, or a loss of $0.54 per diluted share, for the first 13 weeks of fiscal 2025 as compared to net loss of $8.8 million, or a loss of $0.68 per diluted share, for the first 13 weeks of fiscal 2024.

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

We define EBITDA as net loss before income tax expense, interest expense, other income and depreciation. Adjusted EBITDA is defined as EBITDA adjusted to remove asset impairment, stock-based compensation expense, due to the non-cash nature of this expense, severance charges, as it fluctuates based on the needs of the business and does not represent a normal recurring operating expense, and any financing related legal or professional fees that, due to their nature, did not qualify for capitalization as deferred debt or equity issuance costs.

Adjusted operating loss is defined as operating loss adjusted for asset impairment, stock-based compensation expense, severance charges and financing related legal or professional fees not qualifying for capitalization. We define adjusted net loss as net loss adjusted for asset impairment, stock-based compensation expense, severance charges, financing related legal or professional fees not qualifying for capitalization and the related tax adjustments. We define adjusted loss per diluted share as adjusted net loss divided by weighted average diluted share count.

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

The following table shows a reconciliation of net loss to EBITDA and adjusted EBITDA (in thousands) for the periods indicated:

	13-Week Period Ended
	May 3, 2025	May 4, 2024
Net loss	$(11,824)	$(8,830)
Income tax expense	44	311
Interest expense	1,348	1,127
Other income	(84)	(116)
Depreciation	2,090	2,624
EBITDA	(8,426)	(4,884)
Adjustments:
Asset impairment(1)	20	11
Stock-based compensation expense(2)	239	292
Beyond transaction costs not subject to capitalization(3)	129	—
Severance charges(4)	126	73
Total adjustments	514	376
Adjusted EBITDA	$(7,912)	$(4,508)

The following table shows a reconciliation of operating loss to adjusted operating loss (in thousands) for the periods indicated:

	13-Week Period Ended
	May 3, 2025	May 4, 2024
Operating loss	$(10,516)	$(7,508)
Adjustments:
Asset impairment(1)	20	11
Stock-based compensation expense(2)	239	292
Beyond transaction costs not subject to capitalization(3)	129	—
Severance charges(4)	126	73
Total adjustments	514	376
Adjusted operating loss	$(10,002)	$(7,132)

The following table shows a reconciliation of net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share (in thousands, except for share data) for the periods indicated:

	13-Week Period Ended	13-Week Period Ended
	May 3, 2025	May 4, 2024
Net loss	$(11,824)	$(8,830)
Adjustments:
Asset impairment(1)	20	11
Stock-based compensation expense(2)	239	292
Beyond transaction costs not qualifying for capitalization(3)	129	—
Severance charges(4)	126	73
Total adjustments	514	376
Tax benefit of adjustments	10	14
Total adjustments, net of tax	524	390
Adjusted net loss	$(11,300)	$(8,440)

Diluted loss per share	$(0.54)	$(0.68)
Adjusted diluted loss per share	$(0.51)	$(0.65)

Diluted weighted average shares outstanding	22,093	12,965

(1)	Asset impairment charges are related primarily to property and equipment.
(2)	Stock-based compensation expense includes amounts expensed related to equity incentive plans.
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

In fiscal 2023, we entered into the FILO Term Loan to provide additional liquidity, as internally generated cash and borrowings under our existing asset-based revolving credit facility did not provide enough liquidity to effectively execute our financial turnaround strategy in fiscal 2024. Throughout fiscal 2024, we implemented expense reductions to streamline our cost structure and improve our liquidity profile. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. On October 21, 2024, we entered into the Beyond Credit Agreement and Beyond Subscription Agreement. As part of this partnership, Beyond invested $25 million in us through a combined debt and equity transaction. Proceeds of $17 million from the Beyond Credit Agreement were used by us to repay our FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the $8.5 million Beyond Convertible Term Loan with accrued interest into Common Stock at a price of $1.85 per share were both approved by Kirkland's shareholders at the Company’s Special Shareholders Meeting on February 5, 2025, in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Common Stock to Beyond, which completed the transaction. On May 7, 2025, we entered into an Amended Beyond Credit Agreement, which included the Additional Term Loan of approximately $5.2 million for general working capital purposes and support for the Company's updated store conversion strategy. For additional information about the Amended Beyond Credit Agreement see “Note 15 — Subsequent Events” in the condensed consolidated financial statements.

Our going concern assessment includes the preparation of cash flow forecasts considering the completed financing transactions, annualized savings from cost-savings initiatives and the impact on profitability and cash flow from operations related to both the current elevated tariffs and the likelihood of challenging macroeconomic conditions that further constrain consumer demand, and these factors collectively suggest insufficient liquidity in the near-term. Due to these uncertainties and the consequences they may have on the projected cash flow in the near-term, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the consolidated financial statements.

As of February 1, 2025, we were in compliance with the financial covenants in the revolving credit facility and the Beyond Credit Agreement. However, our conclusion that substantial doubt exists about our ability to continue as a going concern required an explanatory paragraph in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the revolving credit facility and the Beyond Credit Agreement. On May 7, 2025, we received waivers from the lenders under both facilities. As such, we have classified the outstanding borrowings under these agreements as long-term debt on the condensed consolidated balance sheet as of May 3, 2025.

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. As of June 17, 2025, the Company had $38.8 million of outstanding debt and $5.1 million of outstanding letters of credit under its revolving credit facility with no availability for borrowing, after the minimum required excess availability covenant, and $13.7 million in term loans to Beyond.

Cash flows from operating activities. Net cash used in operating activities was approximately $3.1 million and $13.7 million during the first 13 weeks of fiscal 2025 and the first 13 weeks of fiscal 2024, respectively. Cash flows from operating activities depends heavily on operating performance and changes in working capital. The decrease in the amount of cash flows used in operations in fiscal 2025 compared to fiscal 2024 was primarily due to other assets and liabilities, as we dissolved our non-depleting collateral trust with our workers' compensation and general liability insurance provider, and we received cash from the trust for the outstanding balance. We then posted a $4.3 million letter of credit under the 2023 Credit Agreement for the benefit of our workers' compensation and general liability insurance provider in lieu of the trust. In addition, we had declining inventory levels during the first 13 weeks of fiscal 2025 compared to rising inventory levels during the first 13 weeks of fiscal 2024, mostly due to delayed inventory receipt timing in the current period as we delayed inventory purchases due to the high tariffs. These benefits to operating cash flows were offset by a decline in operating performance.

Cash flows from investing activities. Net cash used in investing activities for the first 13 weeks of fiscal 2025 consisted primarily of $568,000 in capital expenditures as compared to $770,000 in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	13-Week Period Ended
	May 3, 2025	May 4, 2024
Existing stores	$478	$544
Technology and omni-channel projects	86	118
New and relocated stores	4	102
Corporate	—	6
Distribution center and supply chain enhancements	—	—
Total capital expenditures	$568	$770

The capital expenditures in the current and prior year period related primarily to the maintenance of existing stores and technology and omni-channel projects.

Cash flows from financing activities. During the first 13 weeks of fiscal 2025, net cash provided by financing activities was $3.4 million, as we received $8.0 million in processed for the issuance of common stock to Beyond, which was partially offset by repayments of a net $4.1 million under our revolving credit facility and payments of $0.5 million in debt and equity issuance costs. During the first 13 weeks of fiscal 2024, net cash provided by financing activities was approximately $14.5 million, as we borrowed $10.0 million under our FILO term loan, borrowed a net $4.9 million under our revolving credit facility and paid $0.4 million in debt issuance costs.

Long-term debt. For additional information about our outstanding borrowings see “Note 10 — Long-term Debt” in the condensed consolidated financial statements.

Subscription Agreements. See “Note 11 — Subscription Agreements” in the condensed consolidated financial statements for a description of the Subscription Agreements.

Share repurchase plan. See “Note 9 — Share Repurchase Plan” in the condensed consolidated financial statements for a description of our share repurchase plan.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 13-week period ended May 3, 2025. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

New Accounting Pronouncements

See “Note 14 — New Accounting Pronouncements” in the condensed consolidated financial statements for accounting pronouncements not yet adopted.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of borrowings under our long-term debt agreements, as discussed in “Note 10 — Long-Term Debt,” in the notes to the condensed consolidated financial statements, which bear interest based on variable rates.

We manage cash and cash equivalents in various institutions at levels beyond federally insured limits per institution, and we may purchase investments not guaranteed by the Federal Deposit Insurance Company. Accordingly, there is a risk that we will not recover the full principal of our investments or that their liquidity may be diminished.

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of May 3, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of May 3, 2025, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Change in internal controls over financial reporting. There have been no changes in internal control over financial reporting that have occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a description of the Company’s legal proceedings, refer to “Note 7 — Commitments and Contingencies,” in the notes to the condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and the Company may terminate the repurchase plans at any time. For the 13-week period ended May 3, 2025, the Company did not repurchase any shares of common stock under the share repurchase plan. As of May 3, 2025, the Company had approximately $26.3 million remaining under the current share repurchase plan.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement during the quarter ended May 3, 2025.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
3.1*	Articles of Amendment to the Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to Form 8-K filed on February 5, 2025).
10.1*	Amended and Restated Term Loan Credit Agreement dated as of May 7, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto (Exhibit 10.1 to Form 8-K filed on May 12, 2025).
10.2*	Letter Amendment to Subscription Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.2 to Form 8-K filed on May 12, 2025).
10.3*	Amended and Restated Investor Rights Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.3 to Form 8-K filed on May 12, 2025).
10.4*	Asset Purchase Agreement dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.4 to Form 8-K filed on May 12, 2025).
10.5*	License Agreement Letter Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.5 to Form 8-K filed on May 12, 2025).
10.6*	Amended and Restated Collaboration Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.6 to Form 8-K filed on May 12, 2025).
10.7*	Third Amendment to Third Amended and Restated Credit Agreement dated as of May 7, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto. (Exhibit 10.7 to Form 8-K filed on May 12, 2025).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KIRKLAND’S, INC.
Date: June 17, 2025	/s/ Amy E. Sullivan
Amy E. Sullivan President, Chief Executive Officer and Director

Date: June 17, 2025	/s/ W. Michael Madden
W. Michael Madden Executive Vice President and Chief Financial Officer