Form 10-Q
period 2025-08-02
BRAND HOUSE COLLECTIVE, INC.
filed 2025-09-16
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2025

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______to ______.

Commission file number: 000-49885

The Brand House Collective, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	62-1287151
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5310 Maryland Way
Brentwood, Tennessee	37027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 872-4800

Former Name, if Changed Since Last Report: Kirkland’s, Inc.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TBHC	NASDAQ Global Select Market

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

Common Stock, no par value – 22,461,383 shares outstanding as of September 9, 2025.

THE BRAND HOUSE COLLECTIVE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRAND HOUSE COLLECTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	August 2,	February 1,	August 3,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,641	$3,820	$4,461
Inventories, net	81,693	81,899	92,760
Prepaid expenses and other current assets	6,312	5,585	8,216
Total current assets	91,646	91,304	105,437
Property and equipment:
Equipment	18,752	18,905	19,067
Furniture and fixtures	60,113	61,354	62,847
Leasehold improvements	96,241	97,635	99,616
Computer software and hardware	78,953	78,847	78,610
Projects in progress	281	287	371
Property and equipment, gross	254,340	257,028	260,511
Accumulated depreciation	(235,591)	(234,966)	(235,057)
Property and equipment, net	18,749	22,062	25,454
Operating lease right-of-use assets	108,672	121,229	128,046
Other assets	2,863	7,593	7,282
Total assets	$221,930	$242,188	$266,219
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$56,583	$43,935	$59,967
Accrued expenses and other liabilities	21,386	20,183	20,956
Operating lease liabilities	37,372	39,355	38,602
Related party debt	1,541	—	—
Current debt, net	—	49,199	—
Total current liabilities	116,882	152,672	119,525
Operating lease liabilities	83,100	95,085	100,565
Related party debt, net	11,895	—	—
Long-term debt, net	41,520	10,003	61,396
Other liabilities	3,694	3,445	4,438
Total liabilities	257,091	261,205	285,924
Shareholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at August 2, 2025, February 1, 2025, and August 3, 2024, respectively	—	—	—
Common stock, no par value; 80,000,000; 100,000,000; and 100,000,000 shares authorized at August 2, 2025, February 1, 2025, and August 3, 2024, respectively; 22,461,383; 13,117,942; and 13,111,638, shares issued and outstanding at August 2, 2025, February 1, 2025, and August 3, 2024, respectively	193,402	177,543	177,057
Accumulated deficit	(228,563)	(196,560)	(196,762)
Total shareholders’ deficit	(35,161)	(19,017)	(19,705)
Total liabilities and shareholders’ deficit	$221,930	$242,188	$266,219

The accompanying notes are an integral part of these financial statements.

THE BRAND HOUSE COLLECTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		26-Week Period Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net sales	$75,788	$86,289	$157,292	$178,042
Cost of sales	63,419	68,629	124,639	133,314
Gross profit	12,369	17,660	32,653	44,728
Operating expenses:
Compensation and benefits	17,827	18,653	35,681	37,939
Other operating expenses	12,643	11,384	24,909	25,702
Depreciation (exclusive of depreciation included in cost of sales)	591	925	1,251	1,886
Asset impairment	52	20	72	31
Total operating expenses	31,113	30,982	61,913	65,558
Operating loss	(18,744)	(13,322)	(29,260)	(20,830)
Interest expense	1,464	1,420	2,812	2,547
Other income	(39)	(120)	(123)	(236)
Loss before income taxes	(20,169)	(14,622)	(31,949)	(23,141)
Income tax expense (benefit)	10	(118)	54	193
Net loss	$(20,179)	$(14,504)	$(32,003)	$(23,334)
Loss per share:
Basic	$(0.90)	$(1.11)	$(1.44)	$(1.79)
Diluted	$(0.90)	$(1.11)	$(1.44)	$(1.79)
Weighted average shares outstanding:
Basic	22,460	13,074	22,277	13,019
Diluted	22,460	13,074	22,277	13,019

The accompanying notes are an integral part of these financial statements.

THE BRAND HOUSE COLLECTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at February 1, 2025	13,117,942	$177,543	$(196,560)	$(19,017)
Restricted stock issued	131,006	—	—	—
Net share settlement of restricted stock units	(39,200)	(51)	—	(51)
Issuance of common stock to Bed Bath & Beyond, Inc. for subscription agreement	4,324,324	7,730	—	7,730
Issuance of common stock to Bed Bath & Beyond, Inc. to convert term loan and accrued interest	4,610,141	6,705	—	6,705
Issuance of common stock for payment of equity issuance costs	310,135	—	—	—
Stock-based compensation expense	—	239	—	239
Net loss	—	—	(11,824)	(11,824)
Balance at May 3, 2025	22,454,348	$192,166	$(208,384)	$(16,218)
Restricted stock issued	10,000	—	—	—
Net share settlement of restricted stock units	(2,965)	(4)	—	(4)
Stock-based compensation expense	—	82	—	82
Gain on debt extinguishment from a related party	—	1,158	—	1,158
Net loss	—	—	(20,179)	(20,179)
Balance at August 2, 2025	22,461,383	$193,402	$(228,563)	$(35,161)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	(Deficit) Equity
Balance at February 3, 2024	12,926,022	$176,552	$(173,428)	$3,124
Restricted stock issued	134,597	—	—	—
Net share settlement of restricted stock units	(21,641)	(51)	—	(51)
Stock-based compensation expense	—	292	—	292
Net loss	—	—	(8,830)	(8,830)
Balance at May 4, 2024	13,038,978	$176,793	$(182,258)	$(5,465)
Restricted stock issued	72,660	—	—	—
Stock-based compensation expense	—	264	—	264
Net loss	—	—	(14,504)	(14,504)
Balance at August 3, 2024	13,111,638	$177,057	$(196,762)	$(19,705)

The accompanying notes are an integral part of these financial statements.

THE BRAND HOUSE COLLECTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	26-Week Period Ended
	August 2,	August 3,
	2025	2024
Cash flows from operating activities:
Net loss	$(32,003)	$(23,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,150	5,137
Amortization of debt issuance and original issue discount costs	843	256
Asset impairment	72	31
Gain (loss) on disposal of property and equipment	19	(7)
Stock-based compensation expense	321	556
Changes in assets and liabilities:
Inventories, net	206	(18,670)
Prepaid expenses and other current assets	(727)	(613)
Accounts payable	12,403	14,514
Accrued expenses and other liabilities	1,261	(2,207)
Operating lease assets and liabilities	(1,411)	(1,990)
Other assets and liabilities	4,800	(61)
Net cash used in operating activities	(10,066)	(26,388)

Cash flows from investing activities:
Proceeds from sale of property and equipment	18	17
Capital expenditures	(1,026)	(1,193)
Net cash used in investing activities	(1,008)	(1,176)

Cash flows from financing activities:
Borrowings on revolving line of credit	88,644	22,800
Repayments on revolving line of credit	(90,124)	(4,100)
Borrowings on term loans	5,000	10,000
Payments of debt and equity issuance costs	(570)	(429)
Cash used in net share settlement of stock options and restricted stock units	(55)	(51)
Proceeds from issuance of common stock	8,000	—
Net cash provided by financing activities	10,895	28,220

Cash and cash equivalents:
Net (decrease) increase	(179)	656
Beginning of the period	3,820	3,805
End of the period	$3,641	$4,461

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$289	$227
Non-cash accruals for debt and equity issuance costs	632	830

Conversion of convertible note, accrued interest and unamortized debt issuance costs into common stock	$6,676	$—
Common stock issued in exchange for payment of equity issuance costs	574	—

The accompanying notes are an integral part of these financial statements.

THE BRAND HOUSE COLLECTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of business — The Brand House Collective, Inc., formerly known as Kirkland’s, Inc., (the “Company”, “we”, “our” or “us”) is a multi-brand merchandising, supply chain and retail operator, managing a portfolio of iconic home and family brands including Kirkland’s Home and Bed Bath & Beyond Inc.’s, formerly known as Beyond, Inc., (“Beyond”) Bed Bath & Beyond Home, Bed Bath & Beyond, buybuy Baby and Overstock. The Company operated 309 stores in 35 states as of August 2, 2025, as well as e-commerce websites, www.kirklands.com and www.bedbathandbeyondhome.com.

Principles of consolidation — The condensed consolidated financial statements of the Company include the accounts of The Brand House Collective, Inc. and its wholly-owned subsidiaries, Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

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

Seasonality — The results of the Company’s operations for the 13-week and 26-week periods ended August 2, 2025 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

Jackson, Tennessee Distribution Center — On May 20, 2025, a tornado impacted the Company’s leased Jackson, Tennessee distribution center, causing damage to the Company’s assets and disruptions to operations, particularly with respect to its e-commerce channel. The Company maintains insurance policies to cover the repair or replacement of the assets that suffered loss or damage, and is working closely with its insurance carriers to ascertain the full amount of insurance proceeds, net of the deductible on the policies, due to the Company as a result of the damages and the loss suffered. The Company’s insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the second quarter of 2025, the Company incurred expenses of $2.0 million, net of insurance proceeds related to damages caused by the tornado, which included the write-off of damaged inventory which is included as a component of costs of sales in the condensed consolidated statement of operations for the period ended August 2, 2025, and freight to move product to temporary storage facilities and professional fees to secure and repair the site which is recorded as a component of other operating expenses in the condensed consolidated statement of operations. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for potential insurance recoveries, have been recorded as of August 2, 2025.

Going concern assessment and management’s plans — The Company’s revenues, results of operations and cash flows have been materially adversely impacted by strategic and macroeconomic factors during the last several fiscal years. The persistently challenging home furnishings retail environment, including reduced consumer spending in the category and increased price sensitivity, has significantly impacted the Company’s performance and liquidity levels. Operating loss and negative cash flows from operations continue to reduce the Company’s liquidity levels. For the 26-week period ended August 2, 2025, the Company reported a net loss of $32.0 million and net cash used in operating activities of $10.1 million compared to a net loss of $23.3 million and net cash used in operating activities of $26.4 million in the prior year period. Further, as of September 16, 2025, the Company had $10.8 million available for borrowing, after the minimum required excess availability covenant, under the revolving credit facility and $20 million available to borrow under the Beyond Delayed Draw Term Loan Commitments (defined below).

When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions and events to alleviate substantial doubt. The Company’s plans are focused on improving its operating results and liquidity through sales growth, cost reductions and additional financing. Throughout fiscal 2024 and 2025, the Company implemented expense reductions to streamline its cost structure and improve its liquidity profile. The Company believes these actions are necessary as part of improving its profitability and liquidity trajectory, while minimizing any disruption to the Company’s focus on its strategic initiatives and the overall customer experience. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. Additionally, during the 26-week period ended August 2, 2025, the Company received $8.0 million from Beyond to purchase shares of common stock, and on May 7, 2025, the Company received $5.0 million from Beyond as part of an additional $5.2 million term loan.

The Company’s going concern assessment includes the preparation of cash flow forecasts considering the completed financing transactions, annualized savings from cost-savings initiatives and the impact on profitability and cash flow from operations related to both the current elevated tariffs and the likelihood of challenging macroeconomic conditions that further constrain consumer demand, and these factors collectively suggest insufficient liquidity in the near-term. Due to these uncertainties and the consequences they may have on the projected cash flow in the near-term, there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of the condensed consolidated financial statements.

As of February 1, 2025, the Company was in compliance with the financial covenants in the revolving credit facility and the Beyond Credit Agreement (as defined below). However, the Company’s conclusion that substantial doubt exists about its ability to continue as a going concern required an explanatory paragraph in the report of the independent registered public accounting firm on the Company’s financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the revolving credit facility and the Beyond Credit Agreement on May 2, 2025, when the fiscal 2024 Annual Report on Form 10-K was filed with the SEC. On May 7, 2025, the Company received waivers from the lenders under both facilities. As such, the Company has classified the outstanding borrowings under these agreements based on the contractual maturities on the condensed consolidated balance sheet as of August 2, 2025, while most of the Company’s debt was recorded as current as of February 1, 2025.

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

Note 2 – Related Party

Strategic partnership with Beyond — The Company entered into a strategic partnership with Beyond on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable profitable growth and value for all stakeholders. As part of this partnership with Beyond, the companies entered into a $17.0 million term loan credit agreement (the “Beyond Credit Agreement”), an $8.0 million subscription agreement (the “Subscription Agreement”), a seven-year collaboration agreement (the “Collaboration Agreement”) and a trademark license agreement (the “Trademark License Agreement”). Proceeds of $17.0 million from the Beyond Credit Agreement, in the form of an $8.5 million non-convertible term loan (“Non-Convertible Term Loan”) and an $8.5 million convertible term loan (“Convertible Term Loan”) were used by the Company to repay its existing FILO term loan (“FILO Term Loan”), including prepayment fees and transaction expenses, and to reduce borrowings under the existing revolving credit facility. The $8.0 million equity purchase under the Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were both approved by the Company’s shareholders at the Company’s Special Meeting of Shareholders on February 5, 2025 in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Common Stock to Beyond, which completed the transaction. On May 7, 2025 the Company entered into an additional $5.2 million term loan (the “Additional Term Loan”) with Beyond to provide flexibility for general working capital purposes and for the support of the Company’s updated store conversion strategy. The Additional Term Loan and the existing $8.5 million term loan (collectively the “Beyond Term Loan”) are convertible into shares of the Company’s common stock at a price determined at the time of such conversion election, but subject to Nasdaq shareholder approval rules, if applicable. On September 15, 2025, the Company entered into an amendment to the Beyond Credit Agreement which provides a delayed-draw term loan in an aggregate principal amount of $20 million (the “Beyond Delayed Draw Term Loan Commitments”). For further discussion on the agreements with Beyond, refer to “Note 6 — Fair Value Measures”, “Note 10 — Long-Term Debt”, “Note 11 — Subscription Agreement” and “Note 15 — Subsequent Events”.

Collaboration Agreement fees — Under the terms of the Collaboration Agreement, the Company gave Beyond the right to receive a percentage of future revenues generated by the Company over the life of the Collaboration Agreement. The sale of a percentage of the Company’s future revenue to Beyond has been accounted for as debt financing, as the Company has significant continuing involvement in the generation of the related cash flows. As a result, the Company recorded the proceeds from these fees as debt, which will be accreted in interest expense using the effective interest rate method over the life of the arrangement. The debt was initially recorded at its fair value, net of allocated discount and deferred costs.

The liability and the related interest expense for these fees are based on the Company’s current estimates of future payments expected to be made over the life of the Collaboration Agreement. The Company will periodically assess the expected payments using internal projections. To the extent our future estimates of payments are greater or less than previous estimates, the Company will prospectively recognize related non-cash interest expense. For further discussion refer to “Note 6 — Fair Value Measures”, and “Note 10 — Long-Term Debt”.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $790,000, $1.0 million and $1.1 million reserved for sales returns at August 2, 2025,  February 1, 2025 and August 3, 2024, respectively, included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $434,000, $517,000 and $523,000 at August 2, 2025,  February 1, 2025 and August 3, 2024, respectively.

Deferred e-commerce revenue — E-commerce revenue is deferred until the customer takes possession of the merchandise and the sale is complete, as the Company receives payment before completion of its customer obligations. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses and other liabilities on the condensed consolidated balance sheets was approximately $676,000, $607,000 and $979,000 at August 2, 2025,  February 1, 2025 and August 3, 2024, respectively. The related contract assets, reflected in inventories, net on the condensed consolidated balance sheets, totaled approximately $371,000, $330,000 and $493,000 at August 2, 2025,  February 1, 2025 and August 3, 2024, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	August 2, 2025	February 1, 2025	August 3, 2024
Gift card liability, net of estimated breakage (included in accrued expenses and other liabilities)	$9,690	$10,673	$10,703

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Gift card breakage revenue (included in net sales)	$203	$222	$459	$550
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	844	1,068	1,772	2,302

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses and other liabilities on the condensed consolidated balance sheets was approximately $1.1 million, $1.5 million, and $1.3 million at August 2, 2025,  February 1, 2025 and August 3, 2024, respectively.

Note 4 – Income Taxes

For the 13-week periods ended August 2, 2025 and August 3, 2024, the Company recorded an income tax expense of approximately $10,000, or (0.05)% of the loss before income taxes, compared to a benefit of approximately $118,000, or 0.8% of the loss before income taxes, respectively. For the 26-week periods ended August 2, 2025 and August 3, 2024, the Company recorded an income tax expense of approximately $54,000, or (0.2)% of the loss before income taxes, compared to an expense of approximately $193,000, or (0.8)% of the loss before income taxes, respectively. The change in income taxes for the 13-week and 26-week periods ended August 2, 2025, compared to the prior year periods, was primarily due to changes in valuation allowance adjustments and state income taxes.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the condensed consolidated statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of August 2, 2025 and August 3, 2024, the Company recorded a full valuation allowance against deferred tax assets.

Note 5 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method and shares issuable upon conversion of convertible notes payable. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock, if outstanding grants of restricted stock were vested and if the incremental shares issuable upon conversion of the currently convertible portion of the convertible notes were issued. Stock options, restricted stock units and the currently convertible portion of the convertible notes that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 5,896,000 shares and 988,000 shares for the 13-week periods ended August 2, 2025 and August 3, 2024, respectively, and 3,623,000 and 937,000 shares for the 26-week periods ended August 2, 2025 and August 3, 2024, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The revolving line of credit approximates fair value due to the one, three or six-month interest terms. In fiscal 2024, the Company also had a non-depleting collateral trust with the Company’s workers’ compensation and general liability insurance provider named as beneficiary. The assets in this trust were invested in financial instruments that would fall within Level 1 of the fair value hierarchy, and were approximately $4.8 million and $4.7 million as of February 1, 2025 and  August 3, 2024, respectively, and they were included in other assets on the consolidated balance sheets. On February 19, 2025, the Company dissolved the non-depleting collateral trust and received cash from the trust for the then outstanding balance. The Company posted a $4.3 million letter of credit under the revolving line of credit for the benefit of the Company’s workers’ compensation and general liability insurance provider in lieu of the trust.

Fair value of the Beyond Term Loan, the Convertible Term Loan and the Collaboration Agreement fees, which were entered into on October 21, 2024 and amended on May 7, 2025, are summarized as follows (in thousands):

		August 2, 2025		February 1, 2025
	Fair Value Hierarchy	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Beyond Term Loan (2)	Level 2	$8,256	$10,325	$5,531	$7,980
Convertible Term Loan (2)	Level 2	—	—	6,676	7,003
Collaboration Agreement fees (3)	Level 3	5,180	8,856	3,995	5,439

(1)	See “Note 10 — Long-Term Debt” for further discussion of the carrying values.
(2)	The fair value was estimated using available market information for debt instruments with similar maturities and credit risk.
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

Note 7 – Commitments and Contingencies

The Company was named as a defendant in a putative class action filed in May 2018 in the Superior Court of California, Miles v. Kirkland’s Stores, Inc. The case was removed to United States District Court for the Central District of California. The complaint alleges, on behalf of Miles and all other hourly Kirkland’s employees in California, various wage and hour violations and seeks unpaid wages, statutory and civil penalties, monetary damages and injunctive relief. Kirkland’s denies the material allegations in the complaint and believes that its employment policies are generally compliant with California law. On March 22, 2022, the District Court denied the plaintiff’s motion to certify in its entirety, and on May 26, 2022, the Ninth Circuit granted the plaintiff’s petition for permission to appeal. The appeal was argued before the Ninth Circuit on November 13, 2023, and on January 8, 2024, the Court issued its opinion affirming the District Court in part and reversing in part. The Ninth Circuit affirmed the denial of certification as to the subclasses related to the security bag check and reversed as to the rest break claim. The Ninth Circuit did not find that there is liability nor that the rest break claim is certified. On February 28, 2025, the District Court dismissed this case in its entirety, without prejudice. On May 2, 2025, a complaint was refiled in this matter in the United States District Court for the Central District of California. The Company filed its answer in June 2025, and continues to believe the case is without merit and intends to vigorously defend itself against the allegations.

The Company was named as a defendant in a putative class action filed in August 2022 in the United States District Court for the Southern District of New York, Sicard v. Kirkland’s Stores, Inc. The complaint alleges, on behalf of Sicard and all other hourly store employees based in New York, that Kirkland’s violated New York Labor Law Section 191 by failing to pay him and the putative class members their wages within seven calendar days after the end of the week in which those wages were earned, rather paying wages on a bi-weekly basis. Plaintiff claims the putative class is entitled to recover from the Company the amount of their untimely paid wages as liquidated damages, reasonable attorneys’ fees and costs. The Company believes the case is without merit and is vigorously defending itself against the allegations.

On June 12, 2024, the Company was sued in Federal Court in Memphis by Rugs America Corp. for allegedly breaching a 2019 letter of understanding between the parties regarding the display and sale of Rugs America rugs in the Company’s stores. Rugs America claims that the Company, among other things, displayed non-Rugs America rugs on its rug fixtures in violation of the understanding and is asking for $5 million in damages. The Company maintains that the term of the understanding was for only two years, expiring in 2021, and believes that it was in compliance during the two-year term. On May 30, 2025, the Court granted the Company’s request to assert a counterclaim against Rugs America arising out of Rugs America’s refusal to retrieve the rug racks from Kirkland’s stores. The alleged damages in the counterclaim are presently expected to be approximately $1.0 million in compensatory damages and $3 million in punitive damages. Discovery is currently pending in this litigation. After discovery is completed, the Company intends to file a motion for summary judgment, asking the Court to dismiss Rugs America’s claims before trial. The Company believes Rugs America’s claim is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		26-Week Period Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$82	$264	$321	$556
Restricted stock units granted	—	93,335	1,017,017	392,585
Stock options granted	—	—	—	228,126

Note 9 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. For the 26-week periods ended August 2, 2025 and August 3, 2024, the Company did not repurchase any shares of common stock under the share repurchase plan. As of August 2, 2025, the Company had approximately $26.3 million remaining under the current share repurchase plan.

Note 10 – Long-Term Debt

Related party debt, net consisted of the following (in thousands):

August 2, 2025
Beyond Term Loan	$13,731
Collaboration Agreement fees	5,180
Total outstanding related party borrowings	18,911
Less: unamortized debt discount and issuance costs	(5,475)
Total related party debt	13,436
Less: current portion of related party debt	(1,541)
Related party debt, net	$11,895

Long-term debt, net consisted of the following (in thousands):

	August 2, 2025	February 1, 2025	August 3, 2024

Revolving line of credit	$41,520	$43,000	$52,700
FILO Term Loan	—	—	10,000
Non-Convertible Term Loan	—	8,500	—
Convertible Term Loan	—	8,500	—
Collaboration Agreement fees	—	3,995	—
Total outstanding borrowings	41,520	63,995	62,700
Less: unamortized debt discount and issuance costs	—	(4,793)	(1,304)
Total debt	41,520	59,202	61,396
Less: current portion of long-term debt	—	(49,199)	—
Long-term debt, net	$41,520	$10,003	$61,396

Revolving Line of Credit

On March 31, 2023, the Company entered into a Third Amended and Restated Credit Agreement (as the same has been amended from time to time, the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amended the previous Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) from a $75.0 million senior secured revolving credit facility to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the 2019 Credit Agreement including a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and extended its maturity date to March 2028. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the total commitment amount; otherwise, the fee on the unused portion is 37.5 basis points per annum. As of August 2, 2025, there were $5.1 million in letters of credit outstanding under the 2023 Credit Agreement compared to no outstanding letters of credit outstanding under the 2023 Credit Agreement as of February 1, 2025 and August 3, 2024.

Advances under the 2023 Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate (“SOFR”) plus a margin of 275 basis points with no SOFR floor. Upon the later to occur of October 21, 2025 or the demonstration that the Company’s fixed charge coverage ratio is greater than 1.0 to 1.0 on a trailing twelve-month basis, the interest rate permanently decreases on the 2023 Credit Agreement to SOFR plus a margin of 225 basis points.

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

The maximum availability under the 2023 Credit Agreement is limited by (i) a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves, and (ii) an excess required availability covenant, which limits the Company’s ability to borrow under the 2023 Credit Agreement. On September 15, 2025, the Company entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement (the “Fourth Amendment”), which amended the excess required availability covenant. From the effective date of the Fourth Amendment through March 31, 2026, the Company is required to maintain availability equal to the greater of 10% of the borrowing base formula or $6.0 million. Thereafter, the covenant includes monthly step-ups, reducing the requirement to the greater of 10% of the borrowing base formula or $8.0 million; provided, however, if at any time the Company’s consolidated EBTIDA for the immediately preceding trailing three month period is at less than 85% of the Company’s projected consolidated EBITDA, the borrowing base is limited by the greater of 10% of the borrowing base formula or $8.0 million.

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

Beyond Credit Agreement

On October 21, 2024, the Company entered into the Beyond Credit Agreement with Beyond, as administrative agent and lender. The Beyond Credit Agreement consists of an $8.5 million Convertible Term Loan that was mandatorily convertible into The Brand House Collective’s common stock at a price of $1.85 per share for a total of 4,594,594 shares upon the approval of the Company’s shareholders and an $8.5 million Non-Convertible Term Loan. The maturity date on the Non-Convertible Term Loan is September 30, 2028. The indebtedness under the Beyond Credit Agreement is subordinated to the 2023 Credit Agreement and is not subject to a borrowing base calculation. The Beyond Credit Agreement accrues interest at an annual rate equal to SOFR plus a margin of 275 basis points with no SOFR floor. On February 5, 2025, the Company held a Special Shareholders Meeting during which the shareholders approved the issuance of shares of the Company’s common stock to Beyond. Following the approval of the shareholders, the $8.5 million Convertible Term Loan with accrued interest converted to 4,610,141 shares of common stock at a price of $1.85 per share.

On May 7, 2025, the Company entered into an additional $5.2 million term loan (the “Additional Term Loan”) with Beyond to provide flexibility for general working capital purposes and for the support of the Company’s updated store conversion strategy. The Additional Term Loan consisted of $5.0 million in cash and $0.2 million in unpaid collaboration fees for the first 13 weeks of fiscal 2025 and any accrued and unpaid interest on the $8.5 million existing term loan. On September 15, 2025, the Company entered into an amendment with Beyond to provide the Beyond Delayed Draw Term Loan Commitments (the Convertible Term Loan, the Additional Term Loan and the Beyond Delayed Draw Term Loan Commitments, collectively, the “Beyond Term Loans”). In addition, effective May 7, 2025 the agreement also provides Beyond the right to convert any of the outstanding loans under the Beyond Credit Agreement into shares of the Company’s common stock at a price equal to the closing price on Nasdaq on the day prior to the date on which a conversion election is made, up to a number of shares equal to 19.90% of the outstanding shares of the Company’s common stock on May 7, 2025. Beyond has the option to convert up to a greater number of shares, but not more than a number that would result in Beyond, holding for so long as any obligations remain outstanding under the 2023 Credit Agreement, 75% of the total outstanding number of shares of the Company’s common stock after such conversion, provided that such conversion would be subject to Nasdaq shareholder approval rules, if applicable.

Collaboration Agreement Fees

The Company entered into the Collaboration Agreement with Beyond, which outlines the parties’ intentions to collaborate on numerous operating arrangements. Under the original terms of the Collaboration Agreement, the Company will pay Beyond a quarterly collaboration fee equal to 0.25% of the Company’s quarterly retail and e-commerce revenue starting in the first quarter of fiscal 2025 and continuing for the remaining seven-year term of the Collaboration Agreement. This fee will extend an additional two years beyond the Collaboration Agreement, if the Beyond Credit Agreement is still outstanding as of the expiration or termination of the Collaboration Agreement. The Company will also pay to Beyond an incentive fee equal to 1.5% of the Company’s incremental growth in e-commerce revenue during the term of the Collaboration Agreement.

On May 7, 2025, the existing collaboration fee payable to Beyond of 0.25% of all revenues increased to 0.50% of brick-and-mortar retail revenues only, to capture the expanded brand opportunity, and in connection therewith, the prior 3.0% royalty fee obligation was eliminated. In addition, on May 7, 2025, the Company also entered into a purchase agreement providing for the future sale to Beyond, for a purchase price of $5 million, of Kirkland’s right, title and interest in and to its trademarks and domain names comprised of or containing the element KIRKLAND’S ( the “Kirkland’s Brand”), the consummation of which is conditioned upon the consent of Bank of America, N.A. as the Company's senior lender and the release of all liens on the Kirkland’s Brand including the claims of the Agent under the 2023 Credit Agreement. For further discussion on the purchase agreement with Beyond, refer to “Note 15 — Subsequent Events”.

As payments are remitted to Beyond from the Company, the balance of the liability related to the sale of a percentage of future revenue will be repaid over the life of the Collaboration Agreement. In order to determine the amortization of the liability, the Company is required to estimate the total amount of future payments to Beyond over the life of the Collaboration Agreement. The liability will be accreted to the total of the payments as interest expense over the life of the Collaboration Agreement. At execution, the estimate of this total interest expense resulted in an effective annual interest rate of approximately 19.6%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the Collaboration Agreement period. The Company will periodically assess the estimated payments to Beyond and to the extent the amount or timing of such fees is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. The main factor that could materially affect the amount of the payments is changes in the Company’s estimated retail and e-commerce revenue.

General Terms and Conditions

Borrowings under the 2023 Credit Agreement and the Beyond Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Beyond Credit Agreement may be declared immediately due and payable. As of May 3, 2025, the Company was not in compliance with the financial covenants in the 2023 Credit Agreement and the Beyond Credit Agreement. The Company’s conclusion that substantial doubt exists about the Company’s ability to continue as a going concern required an explanatory paragraph in the report of its independent registered public accounting firm on the Company’s financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the 2023 Credit Agreement and the Beyond Credit Agreement. The Company received waivers from its lenders under both facilities on May 7, 2025. As such, the Company has classified the outstanding borrowings under these agreements as long-term debt on the condensed consolidated balance sheet as of August 2, 2025.

Note 11 – Subscription Agreements

On October 21, 2024, the Company and Beyond entered into the Subscription Agreement. On February 5, 2025, the Company’s shareholders approved at the Special Shareholders Meeting, Beyond’s purchase of $8 million of the Company’s common stock at a price of $1.85 per share for a total of 4,324,324 shares. After the $8 million equity purchase and the mandatory conversion of the Convertible Term Loan, Beyond owned approximately 40% of the Company’s then outstanding common stock. Beyond is considered a related party due to the significant influence they have over the Company.

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Impairment of leasehold improvements, fixtures and equipment at stores	$52	$20	$72	$31

Number of stores with leasehold improvements, fixtures and equipment impairment	1	1	2	1

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

Note 14 – New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as provide additional information for reconciling items that meet a quantitative threshold. Further, the ASU requires certain disclosures of state versus federal income tax expense and taxes paid. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company will adopt this standard with its fiscal 2025 annual filing. The Company is currently evaluating the impact of adoption on its financial disclosures.

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

Note 15 – Subsequent Events

On September 15, 2025, the Company entered into an amendment to the Beyond Credit Agreement which provides the Beyond Delayed Draw Term Loan Commitments to support the Company’s store conversion strategy. Additionally, on September 15, 2025, the Company received $10 million from Beyond in accordance with the Asset Purchase Agreement entered into on May 7, 2025 and amended on September 15, 2025 with Beyond in which Beyond purchased the Company’s right, title and interest in and to its trademark and domain names comprised of or containing the element KIRKLAND’S (the “Kirkland’s Brand”). The consummation of the Asset Purchase Agreement was conditioned upon obtaining the consent of Bank of America, N.A. and the release of all liens on the Kirkland’s Brand, each of which was obtained and documented in the Fourth Amendment.

As of September 16, 2025, the Company had $49.0 million of outstanding debt and $5.1 million of outstanding letters of credit under its revolving credit facility with $10.8 million available for borrowing, after the minimum required excess availability covenant, and $13.7 million in term loans to Beyond with $20 million available under the Beyond Delayed Draw Term Loan Commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week and 26-week periods ended August 2, 2025 and August 3, 2024. For a comparison of our results of operations for the 52-week period ended February 1, 2025 and the 53-week period ended February 3, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on May 2, 2025 (the “Annual Report”). The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

Except for historical information contained herein, certain statements in this release, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the finalization of the Company’s quarterly financial and accounting procedures. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "seek," "may," "could," "strategy," and similar expressions, involve known and unknown risks and uncertainties, many of which are outside of the Company’s control, which may cause the Company's actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the effect of the transactions entered into with Beyond (the “Transactions”) on the Company’s business relationships; operating results and business generally; unexpected costs, charges or expenses resulting from the Transactions; potential litigation relating to the Transactions that could be instituted against Beyond, the Company or their affiliates’ respective directors, managers or officers, including the effects of any outcomes related thereto; continued availability of capital financing; the ability to obtain the various synergies envisioned between the Company and Beyond; the ability of the Company to successfully open new stores or rebrand or operate existing Kirkland’s Home stores under a Bed Bath & Beyond Home or other licensed brand; the ability of the Company to successfully market its products to new customers and expand through new e-commerce platforms and to implement its plans, forecasts and other expectations with respect to its business after the completion of the Transactions and realize additional opportunities for growth and innovation; risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility; the fact that the Company's independent registered public accounting firm's report for the year ended February 1, 2025 is qualified as to the Company's ability to continue as a going concern; the Company’s ability to successfully implement cost savings and other strategic initiatives intended to improve operating results and liquidity positions, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its multi-brand and omni-channel strategy, the risk that natural disasters, pandemic outbreaks, global political events, war and terrorism could impact the Company’s revenues, inventory and supply chain; the continuing consumer impact of inflation and countermeasures, including high interest rates; the effectiveness of the Company’s marketing campaigns; risks related to changes in U.S. trade policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact; the Company’s ability to retain its senior management team; volatility in the price of the Company’s common stock; the competitive environment in the home décor industry in general and in the Company's specific market areas; inflation, fluctuations in cost and availability of inventory, increased transportation costs and potential interruptions in supply chain, distribution systems and delivery network, including the Company’s e-commerce systems and channels; the ability to control employment and other operating costs; availability of suitable retail locations and other growth opportunities; disruptions in information technology systems including the potential for security breaches of the Company's information or its customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a multi-brand merchandising, supply chain and retail operator in the United States. As of August 2, 2025, we operated a total of 309 stores in 35 states, as well as e-commerce websites, www.kirklands.com, under the Kirkland’s Home brand and www.bedbathandbeyondhome.com, under the Bed Bath & Beyond Home brand. We provide our customers with distinctive brand experiences that provide curated, high-quality product assortments for every room, every moment, and for every budget.

Strategic Partnership with Beyond

We entered into a strategic partnership with Bed Bath & Beyond, Inc. (“Beyond”) on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable, profitable growth and value for all stakeholders. As part of this partnership with Beyond, we entered into a $17 million term loan credit agreement (the “Beyond Credit Agreement”), an $8 million subscription agreement (the “Beyond Subscription Agreement”), a seven-year collaboration agreement (the “Collaboration Agreement”) and a trademark license agreement (the “Trademark License Agreement”). Proceeds of $17 million from the Beyond Credit Agreement, in the form of an $8.5 million non-convertible term loan (the “Non-Convertible Term Loan”) and an $8.5 million convertible term loan (the “Convertible Term Loan”) were used by us to repay our existing $12.0 million “first-in, last-out” asset-based delayed-draw term loan (the “FILO Term Loan”), including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. Under the Trademark License Agreement, we have the exclusive license to operate small format, neighborhood brick-and-mortar stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks, which include Bed Bath & Beyond Home, Bed Bath & Beyond, buybuy Baby and Overstock, and we may sell Bed Bath & Beyond branded merchandise in existing Kirkland’s Home stores.

The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were approved by our shareholders at our special meeting of shareholders on February 5, 2025 (the “Special Shareholders Meeting”) in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of the Company’s common stock, no par value (“Common Stock”) to Beyond, which completed the transaction. On May 7, 2025, the Company entered into an additional $5.2 million term loan (the “Additional Term Loan”) with Beyond to provide flexibility for general working capital purposes and for the support of the Company’s updated store conversion strategy. On September 15, 2025, the Company entered into an amendment to the Beyond Credit Agreement which provides the Beyond Delayed Draw Term Loan Commitments to support the Company’s store conversion strategy. The Additional Term Loan, the Beyond Delayed Draw Term Loan Commitments and the existing $8.5 million term loan are convertible into shares of the Company’s common stock at a price determined at the time of such conversion election, but subject to Nasdaq shareholder approval rules, if applicable. Additionally, on September 15, 2025, the Company received $10 million from Beyond in accordance with the Asset Purchase Agreement entered into on May 7, 2025 and amended on September 15, 2025 with Beyond in which Beyond purchased the Company’s right, title and interest in and to its trademark and domain names comprised of or containing the Kirkland’s Brand. The consummation of the Asset Purchase Agreement was conditioned upon obtaining the consent of Bank of America, N.A. and the release of all liens on the Kirkland’s Brand, each of which was obtained and documented in the Fourth Amendment.

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

Impact of Recent Tornado on Jackson, Tennessee Distribution Center

On May 20, 2025, a tornado impacted our leased Jackson, Tennessee distribution center, causing damage to our assets and disruptions to operations, particularly with respect to our e-commerce channel. We maintain insurance policies to cover the repair or replacement of our assets that suffered loss or damage, and we are working closely with our insurance carriers to ascertain the full amount of insurance proceeds, net of the deductible on the policies, due to us as a result of the damages and the loss we suffered. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the second quarter of 2025, we incurred expenses of $2.0 million, net of insurance proceeds related to damages caused by the tornado, which included the write-off of damaged inventory which is recorded as a component of cost of sales in the condensed consolidated statement of operations, and freight to move product to temporary storage facilities and professional fees to secure and repair the site which is recorded as a component of other operating expenses in the condensed consolidated statement of operations for the period ended August 2, 2025. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for potential insurance recoveries, have been recorded as of August 2, 2025.

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

Stores

The following table summarizes store information during the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
New store openings	—	—	—	1
Store closures	5	4	8	6
Decrease in store units	(1.6)%	(1.2)%	(2.5)%	(1.5)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	August 2, 2025	August 3, 2024
Number of stores	309	325
Square footage	2,509,316	2,635,551
Average square footage per store	8,121	8,109

13-Week Period Ended August 2, 2025 Compared to the 13-Week Period Ended August 3, 2024

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	August 2, 2025		August 3, 2024		Change
	$	%	$	%	$	%
Net sales	$75,788	100.0%	$86,289	100.0%	$(10,501)	(12.2)%
Cost of sales	63,419	83.7	68,629	79.5	(5,210)	(7.6)
Gross profit	12,369	16.3	17,660	20.5	(5,291)	(30.0)
Operating expenses:
Compensation and benefits	17,827	23.5	18,653	21.6	(826)	(4.4)
Other operating expenses	12,643	16.7	11,384	13.2	1,259	11.1
Depreciation (exclusive of depreciation included in cost of sales)	591	0.8	925	1.1	(334)	(36.1)
Asset impairment	52	0.1	20	—	32	160.0
Total operating expenses	31,113	41.1	30,982	35.9	131	0.4
Operating loss	(18,744)	(24.8)	(13,322)	(15.4)	(5,422)	40.7
Interest expense	1,464	1.9	1,420	1.6	44	3.1
Other income	(39)	(0.1)	(120)	(0.1)	81	(67.5)
Loss before income taxes	(20,169)	(26.6)	(14,622)	(16.9)	(5,547)	37.9
Income tax expense (benefit)	10	(0.1)	(118)	(0.1)	128	(108.5)
Net loss	$(20,179)	(26.7)%	$(14,504)	(16.8)%	$(5,675)	39.1%

Net sales. Net sales decreased 12.2% to $75.8 million for the second 13 weeks of fiscal 2025 compared to $86.3 million for the prior year period. Comparable sales decreased 9.7%, or $8.1 million, for the second 13 weeks of fiscal 2025 compared to the prior year period. For the second 13 weeks of fiscal 2025, e-commerce comparable sales decreased 38.5% compared to the prior year period, partially offset by a store comparable sales increase of 0.4% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in e-commerce traffic that was primarily attributable to the business interruption caused by the tornado which impacted our Jackson, Tennessee distribution center, which was partially offset by an increase in store traffic and conversion. Most merchandise categories performed below prior period levels except for impulse and fragrance, which performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales decreased 420 basis points from 20.5% in the second 13 weeks of fiscal 2024 to 16.3% in the second 13 weeks of fiscal 2025. The overall decrease in gross profit margin was due to unfavorable merchandise margin, store occupancy costs and depreciation, partially offset by favorable outbound freight costs and distribution center costs. Merchandise margin decreased approximately 420 basis points from 52.1% in the second 13 weeks of fiscal 2024 to 47.9% in the second 13 weeks of fiscal 2025, mainly due to increased promotional activity as well as a 100 basis point impact as a result of damaged inventory due to the Jackson, Tennessee tornado. Store occupancy costs increased approximately 180 basis points to 18.3% of net sales due to the sales deleverage on these fixed costs. Depreciation of store and distribution center assets increased approximately 10 basis points to 1.9% of net sales in the second 13 weeks of fiscal 2025. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 160 basis points to 5.6% of net sales due to the decline in shipping expense related to the decrease in e-commerce sales and reduced store routes. Distribution center costs decreased 30 basis points to 5.8% of net sales due to reduced operating costs, partially offset by sales deleverage.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 190 basis points from 21.6% in the second 13 weeks of fiscal 2024 to 23.5% in the second 13 weeks of fiscal 2025, primarily due to sales deleverage, partially offset by reductions in store and corporate compensation and benefits costs.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 350 basis points from 13.2% in the second 13 weeks of fiscal 2024 to 16.7% in the second 13 weeks of fiscal 2025. The increase as a percentage of net sales was primarily related to $1.3 million of expenses, net of insurance proceeds, to repair the Jackson, Tennessee distribution center as well as a state tax refund received in the second 13 weeks of fiscal 2024 due to a change in state tax law that offset operating expenses.

Income tax expense. We recorded an income tax benefit of approximately $10,000, or (0.05)% of the loss before income taxes, during the second 13 weeks of fiscal 2025, compared to an income tax expense of approximately $118,000, or 0.8% of the loss before income taxes, during the prior year period. The change in the tax rate for the second 13 weeks of fiscal 2025 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $20.2 million, or a loss of $0.90 per diluted share, for the second 13 weeks of fiscal 2025 as compared to net loss of $14.5 million, or a loss of $1.11 per diluted share, for the second 13 weeks of fiscal 2024.

26-Week Period Ended August 2, 2025 Compared to the 26-Week Period Ended August 3, 2024

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	26-Week Period Ended
	August 2, 2025		August 3, 2024		Change
	$	%	$	%	$	%
Net sales	$157,292	100.0%	$178,042	100.0%	$(20,750)	(11.7)%
Cost of sales	124,639	79.2	133,314	74.9	(8,675)	(6.5)
Gross profit	32,653	20.8	44,728	25.1	(12,075)	(27.0)
Operating expenses:
Compensation and benefits	35,681	22.7	37,939	21.3	(2,258)	(6.0)
Other operating expenses	24,909	15.8	25,702	14.4	(793)	(3.1)
Depreciation (exclusive of depreciation included in cost of sales)	1,251	0.8	1,886	1.1	(635)	(33.7)
Asset impairment	72	0.1	31	—	41	132.3
Total operating expenses	61,913	39.4	65,558	36.8	(3,645)	(5.6)
Operating loss	(29,260)	(18.6)	(20,830)	(11.7)	(8,430)	40.5
Interest expense	2,812	1.8	2,547	1.4	265	10.4
Other income	(123)	(0.1)	(236)	(0.1)	113	(47.9)
Loss before income taxes	(31,949)	(20.3)	(23,141)	(13.0)	(8,808)	38.1
Income tax expense	54	—	193	0.1	(139)	(72.0)
Net loss	$(32,003)	(20.3)%	$(23,334)	(13.1)%	$(8,669)	37.2%

Net sales. Net sales decreased 11.7% to $157.3 million for the first 26 weeks of fiscal 2025 compared to $178.0 million for the prior year period. Comparable sales decreased 9.3%, or $16.0 million, for the first 26 weeks of fiscal 2025 compared to the prior year period. For the first 26 weeks of fiscal 2025, e-commerce comparable sales decreased 32.5% compared to the prior year period, and store comparable sales decreased 1.4% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in e-commerce traffic and conversion, which was partially offset by an increase in store traffic and conversion. Most merchandise categories performed below prior period levels except for impulse and fragrance, which performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales decreased 430 basis points from 25.1% in the first 26 weeks of fiscal 2024 to 20.7% in the first 26 weeks of fiscal 2025. The overall decrease in gross profit margin was due to unfavorable merchandise margin and store occupancy costs, partially offset by favorable outbound freight costs, distribution center costs, and depreciation. Merchandise margin decreased approximately 380 basis points from 54.9% in the first 26 weeks of fiscal 2024 to 51.1% in the first 26 weeks of fiscal 2025, mainly due to increased promotional activity. Store occupancy costs increased approximately 200 basis points to 17.8% of net sales due to the sales deleverage on these fixed costs. Outbound freight costs, including both store and e-commerce shipping expenses, decreased approximately 130 basis points to 5.3% of net sales due to the decline in shipping expense related to the decrease in e-commerce sales and reduced store routes. Distribution center costs decreased 20 basis points to 5.4% of net sales due to reduced operating costs, partially offset by sales deleverage. Depreciation of store and distribution center assets remained flat at 1.8% of net sales in the second 13 weeks of fiscal 2025.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 140 basis points from 21.3% in the first 26 weeks of fiscal 2024 to 22.7% in the first 26 weeks of fiscal 2025, primarily due to sales deleverage, partially offset by reductions in store and corporate compensation and benefits costs.

Other operating expenses. Other operating expenses as a percentage of net sales decreased approximately 140 basis points from 14.4% in the first 26 weeks of fiscal 2024 to 15.8% in the first 26 weeks of fiscal 2025. The decrease as a percentage of net sales was primarily related to reduced advertising costs and lower consulting costs as well as $1.3 million of expenses, net of insurance proceeds, to repair the Jackson, Tennessee distribution center.

Income tax expense. We recorded an income tax expense of approximately $54,000, or (0.2)% of the loss before income taxes, during the first 26 weeks of fiscal 2025, compared to an income tax expense of approximately $193,000, or (0.8)% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 26 weeks of fiscal 2025 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $32.0 million, or a loss of $1.44 per diluted share, for the first 26 weeks of fiscal 2025 as compared to net loss of $23.3 million, or a loss of $1.79 per diluted share, for the first 26 weeks of fiscal 2024.

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

We define EBITDA as net loss before income tax expense, interest expense, other income and depreciation. Adjusted EBITDA is defined as EBITDA adjusted to remove asset impairment, stock-based compensation expense (due to the non-cash nature of this expense), severance charges (as it fluctuates based on the needs of the business and does not represent a normal recurring operating expense), tornado related costs (as these do not represent normal recurring expenses), and any financing related legal or professional fees that, due to their nature, did not qualify for capitalization as deferred debt or equity issuance costs.

Adjusted operating loss is defined as operating loss adjusted for asset impairment, stock-based compensation expense, severance charges,  tornado related costs and financing related legal or professional fees not qualifying for capitalization. We define adjusted net loss as net loss adjusted for asset impairment, stock-based compensation expense, severance charges, tornado related costs, financing related legal or professional fees not qualifying for capitalization and the related tax adjustments. We define adjusted loss per diluted share as adjusted net loss divided by weighted average diluted share count.

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

The following table shows a reconciliation of net loss to EBITDA and adjusted EBITDA (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net loss	$(20,179)	$(14,504)	$(32,003)	$(23,334)
Income tax expense (benefit)	10	(118)	54	193
Interest expense	1,464	1,420	2,812	2,547
Other income	(39)	(120)	(123)	(236)
Depreciation	2,060	2,513	4,150	5,137
EBITDA	(16,684)	(10,809)	(25,110)	(15,693)
Adjustments:
Asset impairment(1)	52	20	72	31
Stock-based compensation expense(2)	82	264	321	556
Beyond transaction costs not subject to capitalization(3)	100	—	229	—
Severance charges(4)	157	317	283	390
Tornado expenses, net(5)	1,974	—	1,974	—
Total adjustments	2,365	601	2,879	977
Adjusted EBITDA	$(14,319)	$(10,208)	$(22,231)	$(14,716)

The following table shows a reconciliation of operating loss to adjusted operating loss (in thousands) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating loss	$(18,744)	$(13,322)	$(29,260)	$(20,830)
Adjustments:
Asset impairment(1)	52	20	72	31
Stock-based compensation expense(2)	82	264	321	556
Beyond transaction costs not subject to capitalization(3)	100	—	229	—
Severance charges(4)	157	317	283	390
Tornado expenses, net(5)	1,974	—	1,974	—
Total adjustments	2,365	601	2,879	977
Adjusted operating loss	$(16,379)	$(12,721)	(26,381)	(19,853)

The following table shows a reconciliation of net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share (in thousands, except for share data) for the periods indicated:

	13-Week Period Ended		26-Week Period Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net loss	$(20,179)	$(14,504)	$(32,003)	$(23,334)
Adjustments:
Asset impairment(1)	52	20	72	31
Stock-based compensation expense(2)	82	264	321	556
Beyond transaction costs not qualifying for capitalization(3)	100	—	229	—
Severance charges(4)	157	317	283	390
Tornado expenses, net(5)	1,974	—	1,974	—
Total adjustments	2,365	601	2,879	977
Tax benefit of adjustments	10	4	20	18
Total adjustments, net of tax	2,375	605	2,899	995
Adjusted net loss	$(17,804)	$(13,899)	$(29,104)	$(22,339)

Diluted loss per share	$(0.90)	$(1.11)	$(1.44)	$(1.79)
Adjusted diluted loss per share	$(0.79)	$(1.06)	$(1.31)	$(1.72)

Diluted weighted average shares outstanding	22,460	13,074	22,277	13,019

(1)	Asset impairment charges are related primarily to property and equipment.
(2)	Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(3)

Consulting and legal fees incurred relating to the Company’s transaction with Beyond that, due to their nature, did not qualify for capitalization as deferred debt or equity issuance costs. Given the magnitude and scope of this strategic transaction, the Company considers the incremental consulting and legal fees incurred not reflective of the ongoing costs to operate its business.

(4)	Severance charges include expenses related to severance agreements and permanent store closure compensation costs.
(5)	Tornado related costs include the write-off of damaged inventory, a component of cost of sales, and expenses to move product to temporary storage and professional fees to secure and repair the damage caused by the tornado that damaged the Company’s distribution center in Jackson, Tennessee on May 20, 2025 which are recorded in other operating expenses, net of insurance proceeds.

Liquidity and Capital Resources

Our principal capital requirements are for working capital and capital expenditures. Working capital consists mainly of merchandise inventories offset by accounts payable, which typically reach their peak by the early portion of the fourth quarter of each fiscal year. Capital expenditures primarily relate to existing store maintenance, conversions, refreshes and remodels, technology and omni-channel projects, and new or relocated stores. Historically, we have funded our working capital and capital expenditure requirements with internally generated cash and borrowings under our asset-based revolving credit facility.

In fiscal 2023, we entered into the FILO Term Loan to provide additional liquidity, as internally generated cash and borrowings under our existing asset-based revolving credit facility did not provide enough liquidity to effectively execute our financial turnaround strategy in fiscal 2024. Throughout fiscal 2024, we implemented expense reductions to streamline our cost structure and improve our liquidity profile. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. On October 21, 2024, we entered into the Beyond Credit Agreement and Beyond Subscription Agreement. As part of this partnership, Beyond invested $25 million in us through a combined debt and equity transaction. Proceeds of $17 million from the Beyond Credit Agreement were used by us to repay our FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. The $8 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the $8.5 million Convertible Term Loan with accrued interest into Common Stock at a price of $1.85 per share were both approved by the Company’s shareholders at the Company’s Special Shareholders Meeting on February 5, 2025, in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Common Stock to Beyond, which completed the transaction. On May 7, 2025, we entered into an Amended Beyond Credit Agreement, which included the Additional Term Loan of approximately $5.2 million for general working capital purposes and support for the Company's updated store conversion strategy. On September 15, 2025, the Company entered into an amendment to the Beyond Credit Agreement which provides a $20 million delayed draw term loan to support the Company’s store conversion strategy. Additionally, on September 15, 2025, we received $10 million from Beyond in accordance with the Asset Purchase Agreement entered into on May 7, 2025 and amended on September 15, 2025 with Beyond in which Beyond purchased the Company’s right, title and interest in and to our trademark and domain names comprised of or containing the Kirkland’s Brand. The consummation of the Asset Purchase Agreement was conditioned upon obtaining the consent of Bank of America, N.A. and the release of all liens on the Kirkland’s Brand, each of which was obtained and documented in the Fourth Amendment. For additional information about the Beyond Delayed Draw Term Loan Commitments and Asset Purchase Agreement see “Note 15 — Subsequent Events” in the condensed consolidated financial statements.

Our going concern assessment includes the preparation of cash flow forecasts considering the completed financing transactions, annualized savings from cost-savings initiatives and the impact on profitability and cash flow from operations related to both the current elevated tariffs and the likelihood of challenging macroeconomic conditions that further constrain consumer demand, and these factors collectively suggest insufficient liquidity in the near-term. Due to these uncertainties and the consequences they may have on the projected cash flow in the near-term, there is substantial doubt about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the condensed consolidated financial statements.

As of February 1, 2025, we were in compliance with the financial covenants in the revolving credit facility and the Beyond Credit Agreement. However, our conclusion that substantial doubt exists about our ability to continue as a going concern required an explanatory paragraph in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the revolving credit facility and the Beyond Credit Agreement. On May 7, 2025, we received waivers from the lenders under both facilities. As such, we have classified the outstanding borrowings under these agreements based on the contractual maturities on the condensed consolidated balance sheet as of August 2, 2025.

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. As of September 16, 2025, the Company had $49.0 million of outstanding debt and $5.1 million of outstanding letters of credit under its revolving credit facility with $10.8 million available for borrowing, after the minimum required excess availability covenant, and $13.7 million in term loans to Beyond with $20 million available under the Beyond Delayed Draw Term Loan Commitments.

Cash flows from operating activities. Net cash used in operating activities was approximately $10.1 million and $26.4 million during the second 26 weeks of fiscal 2025 and the second 26 weeks of fiscal 2024, respectively. Cash flows from operating activities depends heavily on operating performance and changes in working capital. The decrease in the amount of cash flows used in operations in fiscal 2025 compared to fiscal 2024 was primarily due to other assets and liabilities, as we dissolved our non-depleting collateral trust with our workers' compensation and general liability insurance provider, and we received cash from the trust for the outstanding balance. We then posted a $4.3 million letter of credit under the 2023 Credit Agreement for the benefit of our workers' compensation and general liability insurance provider in lieu of the trust. In addition, we had declining inventory levels during the first 26 weeks of fiscal 2025 compared to rising inventory levels during the first 26 weeks of fiscal 2024, mostly due to delayed inventory receipt timing in the current period as we delayed inventory purchases due to the uncertainty around tariffs. These benefits to operating cash flows were offset by a decline in operating performance.

Cash flows from investing activities. Net cash used in investing activities for the first 26 weeks of fiscal 2025 consisted primarily of $1.0 million in capital expenditures as compared to $1.2 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	26-Week Period Ended
	August 2, 2025	August 3, 2024
Existing stores	$922	$789
Technology and omni-channel projects	100	282
New and relocated stores	4	113
Corporate	—	7
Distribution center and supply chain enhancements	—	2
Total capital expenditures	$1,026	$1,193

The capital expenditures in the current and prior year period related primarily to the maintenance of existing stores and technology and omni-channel projects.

Cash flows from financing activities. During the first 26 weeks of fiscal 2025, net cash provided by financing activities was $10.9 million, as we received $8.0 million for the issuance of common stock to Beyond and $5.0 million in additional financing from Beyond which was partially offset by repayments of a net $1.5 million under our revolving credit facility and payments of $0.5 million in debt and equity issuance costs. During the first 26 weeks of fiscal 2024, net cash provided by financing activities was approximately $28.2 million, as we borrowed $10.0 million under our FILO term loan, and borrowed a net $18.7 million under our revolving credit facility.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 26-week periods ended August 2, 2025. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

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

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of August 2, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of August 2, 2025, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, the Company announced that its Board of Directors authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and the Company may terminate the repurchase plans at any time. For the 26-week periods ended August 2, 2025, the Company did not repurchase any shares of common stock under the share repurchase plan. As of August 2, 2025, the Company had approximately $26.3 million remaining under the current share repurchase plan.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended August 2, 2025.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
3.1*	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to Form 10-Q for the quarter ended August 1, 2015 filed on September 10, 2015).
3.2*	Articles of Amendment to the Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to Form 8-K filed on February 5, 2025).
3.3*	Articles of Amendment to the Amended and Restated Charter of Kirkland’s, Inc. to declassify the Company’s Board of Directors (Exhibit 3.1 to Form 8-K filed on July 28, 2025).
3.4*	Articles of Amendment to the Amended and Restated Charter of Kirkland’s, Inc. to change the Company’s name from “Kirkland’s, Inc.” to “The Brand House Collective, Inc.” (Exhibit 3.2 to Form 8-K filed on July 28, 2025).
10.1*	Amended and Restated Term Loan Credit Agreement dated as of May 7, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto (Exhibit 10.1 to Form 8-K filed on May 12, 2025).
10.2*	Letter Amendment to Subscription Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.2 to Form 8-K filed on May 12, 2025).
10.3*	Amended and Restated Investor Rights Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.3 to Form 8-K filed on May 12, 2025).
10.4*	Asset Purchase Agreement dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.4 to Form 8-K filed on May 12, 2025).
10.5*	License Agreement Letter Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.5 to Form 8-K filed on May 12, 2025).
10.6*	Amended and Restated Collaboration Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.6 to Form 8-K filed on May 12, 2025).
10.7*	Third Amendment to Third Amended and Restated Credit Agreement dated as of May 7, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (Exhibit 10.7 to Form 8-K filed on May 12, 2025).
10.8*	Amendment No. 1 to Amended and Restated Term Loan Credit Agreement dated as of September 15, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bed Bath & Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto (Exhibit 10.1 to Form 8-K filed on September 15, 2025).
10.9*	Amendment No. 1 to Asset Purchase Agreement dated as of September 15, 2025, by and between The Brand House Collective, Inc. and Bed Bath & Beyond, Inc. (Exhibit 10.2 to Form 8-K filed on September 15, 2025).
10.10*	Fourth Amendment to Third Amended and Restated Credit Agreement dated as of September 15, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (Exhibit 10.3 to Form 8-K filed on September 15, 2025).
10.11*	Second Amended and Restated Trademark License Agreement dated as of September 15, 2025, by and between Bed Bath & Beyond, Inc. and The Brand House Collective, Inc. (Exhibit 10.4 to Form 8-K filed on September 15, 2025).
10.12+*	Employment Agreement, effective July 21, 2025, by and between Andrea K. Courtois and Kirkland’s, Inc. (Exhibit 10.1 to Form 8-K filed on July 22, 2025).
10.13+*	Amendment No. 1 to the Employment Agreement, effective January 19, 2024, by and between Amy E. Sullivan and The Brand House Collective, Inc. (Exhibit 10.2 to Form 8-K filed on August 1, 2025).
10.14+*	Separation Agreement, effective June 27, 2025, by and between W. Michael Madden and Kirkland’s, Inc. (Exhibit 10.1 to Form 8-K filed on July 1, 2025).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE BRAND HOUSE COLLECTIVE, INC.
Date: September 16, 2025	/s/ Amy E. Sullivan
Amy E. Sullivan President, Chief Executive Officer and Director

Date: September 16, 2025	/s/ Andrea K. Courtois
Andrea K. Courtois Senior Vice President and Chief Financial Officer