Form 10-Q
period 2025-11-01
BRAND HOUSE COLLECTIVE, INC.
filed 2025-12-16
CIK 1056285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2025

or

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

Common Stock, no par value – 22,461,383 shares outstanding as of December 9, 2025.

THE BRAND HOUSE COLLECTIVE, INC.

		Page

PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets (Unaudited) as of November 1, 2025, February 1, 2025, and November 2, 2024	3
	Condensed Consolidated Statements of Operations (Unaudited) for the 13-week and 39-week periods ended November 1, 2025 and November 2, 2024	4
	Condensed Consolidated Statements of Shareholders’ (Deficit) Equity (Unaudited) for the 13-week and 39-week periods ended November 1, 2025 and November 2, 2024	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39-week periods ended November 1, 2025 and November 2, 2024	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

SIGNATURES		32

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE BRAND HOUSE COLLECTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)

	November 1,	February 1,	November 2,
	2025	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,457	$3,820	$6,756
Inventories, net	88,902	81,899	111,219
Prepaid expenses and other current assets	10,468	5,585	6,494
Total current assets	105,827	91,304	124,469
Property and equipment:
Equipment	18,697	18,905	19,067
Furniture and fixtures	59,679	61,354	62,846
Leasehold improvements	95,702	97,635	99,923
Computer software and hardware	78,931	78,847	78,765
Projects in progress	664	287	526
Property and equipment, gross	253,673	257,028	261,127
Accumulated depreciation	(235,893)	(234,966)	(237,289)
Property and equipment, net	17,780	22,062	23,838
Operating lease right-of-use assets	102,532	121,229	123,916
Other assets	3,090	7,593	7,591
Total assets	$229,229	$242,188	$279,814
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$55,040	$43,935	$61,177
Accrued expenses and other liabilities	21,417	20,183	23,830
Operating lease liabilities	35,650	39,355	38,541
Related party debt, net	1,538	—	—
Current debt, net	—	49,199	—
Total current liabilities	113,645	152,672	123,548
Operating lease liabilities	77,589	95,085	99,222
Related party debt, net	16,542	—	—
Long-term debt, net	61,602	10,003	80,397
Other liabilities	3,892	3,445	3,779
Total liabilities	273,270	261,205	306,946
Shareholders’ deficit:
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued or outstanding at November 1, 2025, February 1, 2025, and November 2, 2024, respectively	—	—	—
Common stock, no par value; 80,000,000; 100,000,000; and 100,000,000 shares authorized at November 1, 2025, February 1, 2025, and November 2, 2024, respectively; 22,461,383; 13,117,942; and 13,117,942, shares issued and outstanding at November 1, 2025, February 1, 2025, and November 2, 2024, respectively	188,227	177,543	177,310
Accumulated deficit	(232,268)	(196,560)	(204,442)
Total shareholders’ deficit	(44,041)	(19,017)	(27,132)
Total liabilities and shareholders’ deficit	$229,229	$242,188	$279,814

The accompanying notes are an integral part of these financial statements.

THE BRAND HOUSE COLLECTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share data)

	13-Week Period Ended		39-Week Period Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net sales	$103,462	$114,423	$260,754	$292,465
Cost of sales	82,342	82,288	206,981	215,602
Gross profit	21,120	32,135	53,773	76,863
Operating expenses:
Compensation and benefits	19,306	19,409	54,987	57,348
Other operating expenses	13,256	14,275	38,165	39,977
Depreciation (exclusive of depreciation included in cost of sales)	551	843	1,802	2,729
Gain on sale of internally developed intangible assets	(10,000)	—	(10,000)	—
Asset impairment	—	1	72	32
Total operating expenses	23,113	34,528	85,026	100,086
Operating loss	(1,993)	(2,393)	(31,253)	(23,223)
Interest expense	1,738	1,719	4,550	4,266
Loss on extinguishment of debt	—	3,338	—	3,338
Other income	(49)	(126)	(172)	(362)
Loss before income taxes	(3,682)	(7,324)	(35,631)	(30,465)
Income tax expense	23	356	77	549
Net loss	$(3,705)	$(7,680)	$(35,708)	$(31,014)
Loss per share:
Basic	$(0.16)	$(0.59)	$(1.60)	$(2.38)
Diluted	$(0.16)	$(0.59)	$(1.60)	$(2.38)
Weighted average shares outstanding:
Basic	22,461	13,116	22,338	13,052
Diluted	22,461	13,116	22,338	13,052

The accompanying notes are an integral part of these financial statements.

THE BRAND HOUSE COLLECTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance at February 1, 2025	13,117,942	$177,543	$(196,560)	$(19,017)
Restricted stock issued	131,006	—	—	—
Net share settlement of restricted stock units	(39,200)	(51)	—	(51)
Issuance of common stock to Bed Bath & Beyond, Inc. for subscription agreement	4,324,324	7,730	—	7,730
Issuance of common stock to Bed Bath & Beyond, Inc. to convert term loan and accrued interest	4,610,141	6,705	—	6,705
Issuance of common stock for payment of equity issuance costs	310,135	—	—	—
Stock-based compensation expense	—	239	—	239
Net loss	—	—	(11,824)	(11,824)
Balance at May 3, 2025	22,454,348	$192,166	$(208,384)	$(16,218)
Restricted stock issued	10,000	—	—	—
Net share settlement of restricted stock units	(2,965)	(4)	—	(4)
Stock-based compensation expense	—	82	—	82
Gain on debt extinguishment from a related party	—	1,158	—	1,158
Net loss	—	—	(20,179)	(20,179)
Balance at August 2, 2025	22,461,383	$193,402	$(228,563)	$(35,161)
Stock-based compensation expense	—	2	—	2
Correction of an immaterial error on debt extinguishment from a related party (see Note 1)	—	(5,177)	—	(5,177)
Net loss	—	—	(3,705)	(3,705)
Balance at November 1, 2025	22,461,383	$188,227	$(232,268)	$(44,041)

	Common Stock		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	(Deficit) Equity
Balance at February 3, 2024	12,926,022	$176,552	$(173,428)	$3,124
Restricted stock issued	134,597	—	—	—
Net share settlement of restricted stock units	(21,641)	(51)	—	(51)
Stock-based compensation expense	—	292	—	292
Net loss	—	—	(8,830)	(8,830)
Balance at May 4, 2024	13,038,978	$176,793	$(182,258)	$(5,465)
Restricted stock issued	72,660	—	—	—
Stock-based compensation expense	—	264	—	264
Net loss	—	—	(14,504)	(14,504)
Balance at August 3, 2024	13,111,638	$177,057	$(196,762)	$(19,705)
Restricted stock issued	8,334	—	—	—
Net share settlement of restricted stock units	(2,030)	—	—	—
Stock-based compensation expense	—	253	—	253
Net loss	—	—	(7,680)	(7,680)
Balance at November 2, 2024	13,117,942	$177,310	$(204,442)	$(27,132)

The accompanying notes are an integral part of these financial statements.

THE BRAND HOUSE COLLECTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	39-Week Period Ended
	November 1,	November 2,
	2025	2024
Cash flows from operating activities:
Net loss	$(35,708)	$(31,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	6,162	7,476
Amortization of debt issuance and original issue discount costs	1,473	418
Asset impairment	72	32
Loss on sale of property and equipment	47	15
Gain on sale of internally developed intangible assets	(10,000)	—
Stock-based compensation expense	323	809
Loss on extinguishment of debt	—	3,338
Changes in assets and liabilities:
Inventories, net	(7,003)	(37,129)
Prepaid expenses and other current assets	(4,883)	713
Accounts payable	11,185	15,209
Accrued expenses and other liabilities	100	1,147
Operating lease assets and liabilities	(2,504)	736
Other assets and liabilities	4,747	(784)
Net cash used in operating activities	(35,989)	(39,034)

Cash flows from investing activities:
Proceeds from sale of property and equipment	24	20
Proceeds from sale of internally developed intangible assets	10,000	—
Capital expenditures	(1,927)	(1,653)
Net cash provided by (used in) investing activities	8,097	(1,633)

Cash flows from financing activities:
Borrowings on revolving line of credit	220,533	40,100
Repayments on revolving line of credit	(201,931)	(9,100)
Borrowings on term loans	—	10,000
Repayments on FILO term loan	—	(10,000)
Prepayment penalties on extinguishment of debt	—	(2,638)
Proceeds from Beyond transaction	5,000	17,000
Payments of debt and equity issuance costs	(1,018)	(1,693)
Cash used in net share settlement of stock options and restricted stock units	(55)	(51)
Proceeds from issuance of common stock	8,000	—
Net cash provided by financing activities	30,529	43,618

Cash and cash equivalents:
Net increase	2,637	2,951
Beginning of the period	3,820	3,805
End of the period	$6,457	$6,756

Supplemental schedule of non-cash activities:
Non-cash accruals for purchases of property and equipment	$465	$516
Non-cash accruals for debt and equity issuance costs	1,004	650

Conversion of convertible note, accrued interest and unamortized debt issuance costs into common stock	$6,705	$—
Common stock issued in exchange for payment of equity issuance costs	574	—

The accompanying notes are an integral part of these financial statements.

THE BRAND HOUSE COLLECTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business and Basis of Presentation

Nature of business — The Brand House Collective, Inc., formerly known as Kirkland’s, Inc., (the “Company”, “we”, “our” or “us”) is a multi-brand merchandising, supply chain and retail operator, managing a portfolio of iconic home and family brands including Kirkland’s Home and brands associated with Bed Bath & Beyond, Inc. (formerly known as Beyond, Inc., “Beyond”) such as Bed Bath & Beyond Home, Bed Bath & Beyond, buybuy Baby, and Overstock. The Company operated 306 stores in 35 states as of November 1, 2025, as well as e-commerce websites, www.kirklands.com and www.bedbathandbeyondhome.com.

Principles of consolidation — The condensed consolidated financial statements of the Company include the accounts of The Brand House Collective, Inc. and its wholly-owned subsidiaries Kirkland’s Stores, Inc., Kirkland’s DC, Inc., and Kirkland’s Texas, LLC. Significant intercompany accounts and transactions have been eliminated.

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

Seasonality — The results of the Company’s operations for the 13-week and 39-week periods ended November 1, 2025 are not indicative of the results to be expected for any other interim period or for the entire fiscal year due to seasonality factors.

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

Changes in estimates are recognized in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include, but are not limited to, impairment assessments on long-lived assets, inventory reserves, self-insurance reserves, and deferred tax asset valuation allowances.

Jackson, Tennessee distribution center — On May 20, 2025, a tornado impacted the Company’s leased Jackson, Tennessee distribution center, causing damage to the Company’s assets and disruptions to operations, particularly with respect to its e-commerce channel. The Company maintains insurance policies to cover the repair or replacement of the assets that suffered loss or damage, and is working closely with its insurance carriers to ascertain the full amount of insurance proceeds, net of the deductible on the policies, due to the Company as a result of the damages and the loss suffered. The Company’s insurance policies also provide coverage for interruption to the business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the second quarter of 2025, the Company incurred expenses of $2.0 million, net of insurance proceeds related to damages caused by the tornado, which included the write-off of damaged inventory which is included as a component of costs of sales in the condensed consolidated statement of operations for the period ended November 1, 2025, and freight to move product to temporary storage facilities and professional fees to secure and repair the site which is recorded as a component of other operating expenses in the condensed consolidated statement of operations. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for potential insurance recoveries, have been recorded as of November 1, 2025.

Sale of internally developed intangible assets - On September 15, 2025, the Company entered into an amendment to the Existing Purchase Agreement with Beyond that increased the purchase price for the sale of the Kirkland’s brand related intellectual property from $5.0 million to $10.0 million. The Company recorded a gain associated with this agreement that is included in operating loss in the 2025 statements of operations for the 13-week and 39-week periods ended November 1, 2025.

Going concern assessment and management’s plans — The Company’s revenues, results of operations and cash flows have been materially adversely impacted by strategic and macroeconomic factors during the last several fiscal years. The persistently challenging home furnishings retail environment, including reduced consumer spending in the category and increased price sensitivity, has significantly impacted the Company’s performance and liquidity levels. Operating loss and negative cash flows from operations continue to reduce the Company’s liquidity levels. For the 39-week period ended November 1, 2025, the Company reported a net loss of $35.7 million and net cash used in operating activities of $36.0 million compared to a net loss of $31.0 million and net cash used in operating activities of $39.0 million in the prior year period. Further, as of December 15, 2025, the Company had $12.2 million available for borrowing, after the minimum required excess availability covenant, under the revolving credit facility and $20.0 million available to borrow under the Beyond Delayed Draw Term Loan Commitments (defined below).

When conditions and events, in the aggregate, raise substantial doubt about an entity’s ability to continue as a going concern, management evaluates the mitigating effect of its plans to determine if it is probable that the plans will be effectively implemented within the assessment period and, when implemented, will mitigate the relevant conditions and events to alleviate substantial doubt. The Company’s plans are focused on improving its operating results and liquidity through sales growth, cost reductions and additional financing. Throughout fiscal 2024 and 2025, the Company has implemented expense reductions to streamline its cost structure and improve its liquidity profile. The Company believes these actions are necessary as part of improving its profitability and liquidity trajectory, while minimizing any disruption to the Company’s focus on its strategic initiatives and the overall customer experience. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing and third-party technology expenses. Additionally, during the 39-week period ended November 1, 2025 and subsequently, the Company has executed a series of debt, equity, and asset sale transactions with Beyond with the aim of increasing its liquidity position.

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

As of February 1, 2025, the Company was in compliance with the financial covenants in the revolving credit facility and the Beyond Credit Agreement (as defined below). However, the Company’s conclusion that substantial doubt exists about its ability to continue as a going concern required an explanatory paragraph in the report of the independent registered public accounting firm on the Company’s financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the revolving credit facility and the Beyond Credit Agreement on May 2, 2025, when the fiscal 2024 Annual Report on Form 10-K was filed with the SEC. On May 7, 2025, the Company received waivers from the lenders under both facilities. As such, the Company has classified the outstanding borrowings under these agreements based on the contractual maturities on the condensed consolidated balance sheet as of November 1, 2025, while most of the Company’s debt was recorded as current as of February 1, 2025.

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

Correction of prior interim period immaterial error – During the preparation of the condensed consolidated financial statements for the interim period ended November 1, 2025, management identified an immaterial error related to the accounting for the debt extinguishment with a related party that occurred during the quarter ended August 2, 2025.  The immaterial error does not impact the Company’s results of operations, but did result in an understatement of related party debt of $5.2 million and an overstatement of common stock for a corresponding amount as of August 2, 2025 as the gain on debt extinguishment from a related party presented within the condensed consolidated statement of shareholder's (deficit) equity of $1.2 million should have been recorded as a loss on debt extinguishment with a related party of $4.0 million.  As the error is considered immaterial, it has been corrected in the current interim period.  Management believes that this correction does not affect the overall financial position or results of operations for the current period.

Note 2 – Related Party

Strategic partnership with Beyond — The Company entered into a strategic partnership with Beyond on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies, leveraging the strengths of each business to drive sustainable profitable growth and value for all stakeholders. As part of this partnership with Beyond, the companies entered into a $17.0 million term loan credit agreement (the “Beyond Credit Agreement”), an $8.0 million subscription agreement (the “Subscription Agreement”), a seven-year collaboration agreement (the “Collaboration Agreement”) and a trademark license agreement (the “Trademark License Agreement”). Proceeds of $17.0 million from the Beyond Credit Agreement, in the form of an $8.5 million non-convertible term loan (“Non-Convertible Term Loan”) and an $8.5 million convertible term loan (“Convertible Term Loan”) were used by the Company to repay its existing FILO term loan (“FILO Term Loan”), including prepayment fees and transaction expenses, and to reduce borrowings under the existing revolving credit facility. The $8.0 million equity purchase under the Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were both approved by the Company’s shareholders at the Company’s Special Meeting of Shareholders on February 5, 2025 in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Common Stock to Beyond, which completed the transaction. On May 7, 2025 the Company entered into an additional $5.2 million term loan (the “Additional Term Loan”) with Beyond to provide flexibility for general working capital purposes and for the support of the Company’s updated store conversion strategy. The Additional Term Loan and the existing $8.5 million term loan (collectively the “Beyond Term Loan”) are convertible into shares of the Company’s common stock at a price determined at the time of such conversion election, but subject to Nasdaq shareholder approval rules, if applicable. On September 15, 2025, the Company entered into an amendment to the Beyond Credit Agreement which provides a delayed-draw term loan in an aggregate principal amount of $20.0 million (the “Beyond Delayed Draw Term Loan Commitments”).

In connection with the closing of the Beyond Amendment and the Fourth Amendment described above, the Company entered into an amendment to the Existing Purchase Agreement (the Existing Purchase Agreement, as amended by the amendment, the “Purchase Agreement”), related to Kirkland's right, title, and interest in and to its trademarks and domain names comprised of or containing the element KIRKLAND'S increasing the purchase price from $5.0 million to $10.0 million. The consummation of the Purchase Agreement was conditioned upon obtaining the consent of Bank of America, N.A., as Administrative Agent and Collateral Agent for the Lenders (in such capacities, the “Agent”) and the release of all liens on the Kirkland’s Brand, each of which was obtained and documented in the Fourth Amendment dated September 15, 2025. The Purchase Agreement closed concurrently in connection with the closings of the Beyond Amendment and the Fourth Amendment on September 15, 2025, and in connection with  the assignment of the Kirkland’s Brand to Beyond, the Amended and Restated Trademark License Agreement dated August 15, 2025 was amended, such that Beyond licenses the Kirkland’s Brand to the Company in connection with the Company’s operation of its then existing Kirkland’s-branded retail stores and e-commerce websites and any other retail stores or e-commerce websites approved by Beyond in its sole discretion (the “Second Amended and Restated Trademark License Agreement”). Pursuant to that amendment, the license with respect to Kirkland’s stores expires upon the earlier of (i) the rebranding or closure of such stores, or (ii) two years from the date of the amendment, and the license for other goods and services is terminable by Beyond upon expiration of the Kirkland’s stores license. Based on the contractual cash flows pursuant to the Second Amended and Restated Trademark License Agreement, the Company has not recognized any royalty expense relative to their use of the intellectual property, which is a relationship with a related party and may not be at arm’s length. For further discussion on the agreements with Beyond, refer to “Note 6 — Fair Value Measures”, “Note 10 — Long-Term Debt”, “Note 11 — Subscription Agreement” and “Note 15 — Subsequent Events”.

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

Sales returns reserve — The Company reduces net sales and estimates a liability for sales returns based on historical return trends, and the Company believes that its estimate for sales returns is a reasonably accurate reflection of future returns associated with past sales. However, as with any estimate, refund activity may vary from estimated amounts. The Company had a liability of approximately $977,000, $1.0 million and $1.2 million reserved for sales returns at November 1, 2025,  February 1, 2025 and November 2, 2024, respectively, included in accrued expenses and other liabilities on the condensed consolidated balance sheets. The related sales return reserve products recovery asset included in prepaid expenses and other current assets on the condensed consolidated balance sheets was approximately $555,000, $517,000 and $583,000 at November 1, 2025,  February 1, 2025 and November 2, 2024, respectively.

Deferred e-commerce revenue — E-commerce revenue is deferred until the customer takes possession of the merchandise and the sale is complete, as the Company receives payment before completion of its customer obligations. Deferred revenue related to e-commerce orders that have been shipped but not estimated to be received by customers included in accrued expenses and other liabilities on the condensed consolidated balance sheets was approximately $425,000, $607,000 and $1.3 million at November 1, 2025,  February 1, 2025 and November 2, 2024, respectively. The related contract assets, reflected in inventories, net on the condensed consolidated balance sheets, totaled approximately $240,000, $330,000 and $636,000 at November 1, 2025,  February 1, 2025 and November 2, 2024, respectively.

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

The table below sets forth selected gift card liability information (in thousands) for the periods indicated:

	November 1, 2025	February 1, 2025	November 2, 2024
Gift card liability, net of estimated breakage (included in accrued expenses and other liabilities)	$9,234	$10,673	$10,137

The table below sets forth selected gift card breakage and redemption information (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Gift card breakage revenue (included in net sales)	$216	$311	$674	$861
Gift card redemptions recognized in the current period related to amounts included in the gift card contract liability balance as of the prior period	975	1,173	2,424	3,093

Customer loyalty program — The Company has a loyalty program called the K-club that allows members to receive points based on qualifying purchases that are converted into certificates that may be redeemed on future purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in accrued expenses and other liabilities on the condensed consolidated balance sheets was approximately $1.1 million, $1.5 million, and $1.5 million at November 1, 2025,  February 1, 2025 and November 2, 2024, respectively.

Note 4 – Income Taxes

For the 13-week periods ended November 1, 2025 and November 2, 2024, the Company recorded an income tax expense of approximately $23,000, or (0.6)% of the loss before income taxes, compared to expense of approximately $356,000, or (4.9)% of the loss before income taxes, respectively. For the 39-week periods ended November 1, 2025 and November 2, 2024, the Company recorded an income tax expense of approximately $77,000, or (0.2)% of the loss before income taxes, compared to an expense of approximately $549,000, or (1.8)% of the loss before income taxes, respectively. The change in income taxes for the 13-week and 39-week periods ended November 1, 2025, compared to the prior year periods, was primarily due to changes in valuation allowance adjustments and state income taxes.

On July 4, 2025, H.R. 1, a bill to provide for reconciliation pursuant to title II of H. Con. Res. 14, informally known as the One Big Beautiful Bill Act (“OBBBA”), which includes several measures affecting corporations and other business entities, was signed into law. Among these measures, the OBBBA modifies and permanently extends certain expiring provisions of the 2017 Tax Cuts and Jobs Act (“TCJA”), including the restoration of 100% bonus depreciation, which was scheduled to phase out in 2027 under the TCJA. The OBBBA has multiple effective dates, with some provisions taking effect in 2025 and others phased in through 2027. We expect certain provisions of the OBBBA will decrease cash taxes paid in the current fiscal year and may change the timing of cash tax payments in future periods.

The Company recognizes deferred tax assets and liabilities using estimated future tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities, including net operating loss carry forwards. Management assesses the realizability of deferred tax assets and records a valuation allowance if it is more likely than not that all or a portion of the deferred tax assets will not be realized. The Company considers the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Adjustments could be required in the future if the Company estimates that the amount of deferred tax assets to be realized is more than the net amount recorded. Any change in the valuation allowance could have the effect of increasing or decreasing the income tax provision in the condensed consolidated statement of operations based on the nature of the deferred tax asset deemed realizable in the period in which such determination is made. As of November 1, 2025 and November 2, 2024, the Company recorded a full valuation allowance against deferred tax assets.

Note 5 – Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during each period presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares outstanding plus the dilutive effect of stock equivalents outstanding during the applicable periods using the treasury stock method and shares issuable upon conversion of convertible notes payable. Diluted loss per share reflects the potential dilution that could occur if options to purchase stock were exercised into common stock, if outstanding grants of restricted stock were vested and if the incremental shares issuable upon conversion of the currently convertible portion of the convertible notes were issued. Stock options, restricted stock units and the currently convertible portion of the convertible notes that were not included in the computation of diluted loss per share, because to do so would have been antidilutive, were approximately 6,024,000 shares and 1,357,000 shares for the 13-week periods ended November 1, 2025 and November 2, 2024, respectively, and 4,423,000 and 1,077,000 shares for the 39-week periods ended November 1, 2025 and November 2, 2024, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of their short maturities. The revolving line of credit approximates fair value due to the one, three or six-month interest terms. In fiscal 2024, the Company also had a non-depleting collateral trust with the Company’s workers’ compensation and general liability insurance provider named as beneficiary. The assets in this trust were invested in financial instruments that would fall within Level 1 of the fair value hierarchy, and were approximately $4.8 million as of February 1, 2025 and  November 2, 2024, and they were included in other assets on the consolidated balance sheets. On February 19, 2025, the Company dissolved the non-depleting collateral trust and received cash from the trust for the then outstanding balance. The Company posted a $4.3 million letter of credit under the revolving line of credit for the benefit of the Company’s workers’ compensation and general liability insurance provider in lieu of the trust.

Fair value of the Beyond Term Loan, the Convertible Term Loan, the Additional Term Loan, and the Collaboration Agreement fees, which were entered into on October 21, 2024 and amended on May 7, 2025, are summarized as follows (in thousands):

		November 1, 2025		February 1, 2025		November 2, 2024
	Fair Value Hierarchy	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value	Carrying Value	Fair Value
Beyond Term Loan (2)	Level 2	$—	$—	$5,531	$7,980	$5,401	$6,393
Convertible Term Loan (2)	Level 2	—	—	6,676	7,003	6,586	7,753
Additional Term Loan(2)	Level 2	11,482	12,215	—	—	—	—
Collaboration Agreement fees (3)	Level 3	6,598	10,098	3,995	5,439	3,806	4,450

(1)	See “Note 10 — Long-Term Debt” for further discussion of the carrying values.
(2)	The fair value was estimated using available market information for debt instruments with similar maturities and credit risk.
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

On June 12, 2024, the Company was sued in Federal Court in Memphis by Rugs America Corp. for allegedly breaching a 2019 letter of understanding between the parties regarding the display and sale of Rugs America rugs in the Company’s stores. Rugs America claims that the Company, among other things, displayed non-Rugs America rugs on its rug fixtures in violation of the understanding and is asking for $5.0 million in damages. The Company maintains that the term of the understanding was for only two years, expiring in 2021, and believes that it was in compliance during the two-year term. On May 30, 2025, the Court granted the Company’s request to assert a counterclaim against Rugs America arising out of Rugs America’s refusal to retrieve the rug racks from Kirkland’s stores, and the Company filed a counterclaim. Discovery is currently pending in this litigation. After discovery is completed, the Company intends to file a motion for summary judgment, asking the Court to dismiss Rugs America’s claims before trial. The Company believes Rugs America’s claim is without merit and intends to vigorously defend itself against the allegations.

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

	13-Week Period Ended		39-Week Period Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Stock-based compensation expense (included in compensation and benefits on the condensed consolidated statements of operations)	$2	$253	$323	$809
Restricted stock units granted	960	10,000	1,977	402,585
Stock options granted	—	—	—	228,126

Note 9 – Share Repurchase Plan

On January 6, 2022, the Company announced that its Board of Directors (the “Board”) authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or by negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulatory limitations and other market and economic factors. The share repurchase plan does not require the Company to repurchase any specific number of shares, and the Company may terminate the repurchase plan at any time. For the 39-week periods ended November 1, 2025 and November 2, 2024, the Company did not repurchase any shares of common stock under the share repurchase plan. As of November 1, 2025, the Company had approximately $26.3 million remaining under the current share repurchase plan.

Note 10 – Long-Term Debt

Related party debt, net consisted of the following (in thousands):

November 1, 2025
Beyond Term Loan	$13,689
Collaboration Agreement fees	6,598
Total outstanding related party borrowings	20,287
Less: unamortized debt discount and issuance costs	(2,207)
Total related party debt	18,080
Less: current portion of related party debt	(1,538)
Related party debt, net	$16,542

Long-term debt, net consisted of the following (in thousands):

	November 1, 2025	February 1, 2025	November 2, 2024

Revolving line of credit	$61,602	$43,000	$65,000
Non-Convertible Term Loan	—	8,500	8,500
Convertible Term Loan	—	8,500	8,500
Collaboration Agreement fees	—	3,995	3,806
Total outstanding borrowings	61,602	63,995	85,806
Less: unamortized debt discount and issuance costs	—	(4,793)	(5,013)
Total debt	61,602	59,202	80,793
Less: current portion of long-term debt	—	(49,199)	(396)
Long-term debt, net	$61,602	$10,003	$80,397

Revolving Line of Credit

On March 31, 2023, the Company entered into a Third Amended and Restated Credit Agreement (as the same has been amended from time to time, the “2023 Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent, and lender. The 2023 Credit Agreement amended the previous Second Amended and Restated Credit Agreement (the “2019 Credit Agreement”) from a $75.0 million senior secured revolving credit facility to a $90.0 million senior secured revolving credit facility. The 2023 Credit Agreement contains substantially similar terms and conditions as the 2019 Credit Agreement including a swingline availability of $10.0 million, a $25.0 million incremental accordion feature and extended its maturity date to March 2028. The fee paid to the lenders on the unused portion of the 2023 Credit Agreement is 25 basis points when usage is greater than 50% of the total commitment amount; otherwise, the fee on the unused portion is 37.5 basis points per annum. As of November 1, 2025, there were $5.8 million in letters of credit outstanding under the 2023 Credit Agreement compared to no outstanding letters of credit outstanding under the 2023 Credit Agreement as of February 1, 2025 and November 2, 2024. For the 13-week periods ended November 1, 2025 and November 2, 2024, the Company recorded interest expense of $1.0 million and $1.2 million, respectively, related to the 2023 Credit Agreement.  For the 39-week periods ended November 1, 2025 and November 2, 2024, the Company recorded interest expense of $2.8 million and $3.2 million, respectively, related to the 2023 Credit Agreement.

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

The maximum availability under the 2023 Credit Agreement is limited by (i) a borrowing base formula, which consists of a percentage of eligible inventory and eligible credit card receivables, less reserves, and (ii) an excess required availability covenant, which limits the Company’s ability to borrow under the 2023 Credit Agreement. On September 15, 2025, the Company entered into a Fourth Amendment to the Third Amended and Restated Credit Agreement (the “Fourth Amendment”), which amended the excess required availability covenant. From the effective date of the Fourth Amendment through February 1, 2026, the Company is required to maintain availability equal to the greater of 10% of the borrowing base formula or $5.0 million. Thereafter, the covenant includes monthly step-ups, reducing the requirement to the greater of 10% of the borrowing base formula or $8.0 million; provided, however, if at any time the Company’s consolidated EBITDA for the immediately preceding trailing three month period is at less than 85% of the Company’s projected consolidated EBITDA, the borrowing base is limited by the greater of 10% of the borrowing base formula or $8.0 million.

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

Beyond Credit Agreement

On October 21, 2024, the Company entered into the Beyond Credit Agreement with Beyond as administrative agent and lender. The Beyond Credit Agreement consists of an $8.5 million Convertible Term Loan that was mandatorily convertible into The Brand House Collective’s common stock at a price of $1.85 per share for a total of 4,594,594 shares upon the approval of the Company’s shareholders and an $8.5 million Non-Convertible Term Loan. The maturity date on the Non-Convertible Term Loan is September 30, 2028. The indebtedness under the Beyond Credit Agreement is subordinated to the 2023 Credit Agreement and is not subject to a borrowing base calculation. The Beyond Credit Agreement accrues interest at an annual rate equal to SOFR plus a margin of 275 basis points with no SOFR floor. On February 5, 2025, the Company held a Special Shareholders Meeting during which the shareholders approved the issuance of shares of the Company’s common stock to Beyond. Following the approval of the shareholders, the $8.5 million Convertible Term Loan with accrued interest converted to 4,610,141 shares of common stock at a price of $1.85 per share.

On May 7, 2025, the Company entered into an additional $5.2 million term loan (the “Additional Term Loan”) with Beyond to provide flexibility for general working capital purposes and for the support of the Company’s updated store conversion strategy. The Additional Term Loan consisted of $5.0 million in cash and $0.2 million in unpaid collaboration fees for the first 13 weeks of fiscal 2025 and any accrued and unpaid interest on the $8.5 million existing term loan. The modifications to the Beyond Credit Agreement (and the amended Collaboration Agreement on May 7, 2025 discussed further below) were accounted for as a debt extinguishment, which resulted in a loss on debt extinguishment of $4.0 million for the 39-week period ended November 1, 2025 that is recognized as a component of common stock given the related party nature of the lender.

On September 15, 2025, the Company entered into an amendment with Beyond to provide the Beyond Delayed Draw Term Loan Commitments (the Convertible Term Loan, the Additional Term Loan and the Beyond Delayed Draw Term Loan Commitments, collectively, the “Beyond Term Loans”). In addition, effective May 7, 2025, the agreement also provides Beyond the right to convert any of the outstanding loans under the Beyond Credit Agreement into shares of the Company’s common stock at a price equal to the closing price on Nasdaq on the day prior to the date on which a conversion election is made, up to a number of shares equal to 19.90% of the outstanding shares of the Company’s common stock on May 7, 2025. Beyond has the option to convert up to a greater number of shares, but not more than a number that would result in Beyond, holding for so long as any obligations remain outstanding under the 2023 Credit Agreement, 75% of the total outstanding number of shares of the Company’s common stock after such conversion, provided that such conversion would be subject to Nasdaq shareholder approval rules, if applicable.

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

On May 7, 2025, the existing collaboration fee payable to Beyond of 0.25% of all revenues increased to 0.50% of brick-and-mortar retail revenues only, to capture the expanded brand opportunity, and in connection therewith, the prior 3.0% royalty fee obligation was eliminated. In addition, on May 7, 2025, the Company also entered into a purchase agreement providing for the future sale to Beyond, for a purchase price of $5.0 million, of Kirkland’s right, title and interest in and to its trademarks and domain names comprised of or containing the element KIRKLAND’S ( the “Kirkland’s Brand”). In connection with the closing of the Beyond Amendment and the Fourth Amendment described above, the Company has entered into an amendment to the Existing Purchase Agreement (the Existing Purchase Agreement, as amended by the amendment, the “Purchase Agreement”), increasing the purchase price from $5.0 million to $10.0 million. The consummation of the Purchase Agreement was conditioned upon obtaining the consent of Agent and the release of all liens on the Kirkland’s Brand, each of which was obtained and documented in the Fourth Amendment. The Purchase Agreement closed concurrently in connection with the closings of the Beyond Amendment and the Fourth Amendment on September 15, 2025, and in connection with  the assignment of the Kirkland’s Brand to Beyond, the Amended and Restated Trademark License Agreement dated August 15, 2025 was amended, such that Beyond licenses the Kirkland’s Brand to the Company in connection with the Company’s operation of its then existing Kirkland’s-branded retail stores and e-commerce websites and any other retail stores or e-commerce websites approved by Beyond in its sole discretion (the “Second Amended and Restated Trademark License Agreement”). Pursuant to that amendment, the license with respect to Kirkland’s stores expires upon the earlier of (i) the rebranding or closure of such stores, or (ii) two years from the date of the amendment, and the license for other goods and services is terminable by Beyond upon expiration of the Kirkland’s stores license.

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

General Terms and Conditions

Borrowings under the 2023 Credit Agreement and the Beyond Credit Agreement are subject to certain conditions and contain customary events of default, including, without limitation, failure to make payments, a cross-default to certain other debt, breaches of covenants, breaches of representations and warranties, a change in control, certain monetary judgments and bankruptcy and ERISA events. Upon any such event of default, the principal amount of any unpaid loans and all other obligations under the 2023 Credit Agreement and the Beyond Credit Agreement may be declared immediately due and payable. As of May 3, 2025, the Company was not in compliance with the financial covenants in the 2023 Credit Agreement and the Beyond Credit Agreement. The Company’s conclusion that substantial doubt exists about the Company’s ability to continue as a going concern required an explanatory paragraph in the report of its independent registered public accounting firm on the Company’s financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the 2023 Credit Agreement and the Beyond Credit Agreement. The Company received waivers from its lenders under both facilities on May 7, 2025. As such, the Company has classified the outstanding borrowings under these agreements as long-term debt on the condensed consolidated balance sheet as of November 1, 2025.

Note 11 – Subscription Agreements

On October 21, 2024, the Company and Beyond entered into the Subscription Agreement. On February 5, 2025, the Company’s shareholders approved at the Special Shareholders Meeting, Beyond’s purchase of $8.0 million of the Company’s common stock at a price of $1.85 per share for a total of 4,324,324 shares. After the $8.0 million equity purchase and the mandatory conversion of the Convertible Term Loan, Beyond owned approximately 40% of the Company’s then outstanding common stock. Beyond is considered a related party due to the significant influence they have over the Company.

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

The table below sets forth impairment information (in thousands, except store counts) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Impairment of leasehold improvements, fixtures and equipment at stores	$—	$1	$72	$32

Number of stores with leasehold improvements, fixtures and equipment impairment	—	1	2	1

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

Note 15 – Subsequent Events

As previously announced, on November 24, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beyond and Knight Merger Sub II, Inc., a Delaware corporation and a wholly-owned subsidiary of Beyond (“Merger Sub”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Beyond (the “Merger”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, no par value per share, of the Company (“Company Common Stock”) issued and outstanding immediately prior to the Effective Time, will be converted into the right to receive 0.1993 shares of Beyond’s common stock, par value $0.0001 per share (“Beyond Common Stock”), plus cash in lieu of any fractional shares of Beyond Common Stock that otherwise would have been issued (such consideration, the “Merger Consideration”). Outstanding equity awards will be eligible to receive Merger Consideration in accordance with the terms of the Company’s Amended and Restated 2002 Equity Incentive Plan and the Merger Agreement.

The Merger is subject to the Company obtaining shareholder approval, a financing condition related to the refinancing or repayment of the Company's existing asset-based loan with Bank of America, N.A., and other customary closing conditions, including regulatory approvals, and is expected to close in the first quarter of fiscal 2026. If the Merger is consummated, the shares of Company Common Stock currently listed on the Nasdaq Global Select Market (“Nasdaq”) will be delisted from Nasdaq and will subsequently be deregistered under the Securities Exchange Act of 1934, as amended. As previously announced, on November 24, 2025, the Company and its subsidiaries entered into Amendment No. 2 to the Amended and Restated Term Loan Credit Agreement (the “Beyond Amendment”) with Beyond amending the previous Amended and Restated Term Loan Credit Agreement dated May 7, 2025, as amended by that certain Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement, dated September 15, 2025, among the Company and its subsidiaries and Beyond (the “Existing Beyond Credit Agreement”), and the Existing Beyond Credit Agreement as amended by the Beyond Amendment, (the “Amended Beyond Credit Agreement”). Pursuant to the terms of the Amended Beyond Credit Agreement, the existing delayed-draw term loan commitments were increased in the amount of $10.0 million for a total aggregate principal amount of $30.0 million (the “Beyond Delayed Draw Term Loan Commitments”). Also on November 24, 2025, $10.0 million of the Beyond Delayed Draw Term Loan Commitments were drawn and funded, leaving $20.0 million in available Beyond Delayed Draw Term Loan Commitments.

        On November 24, 2025, the Company also entered into a Fifth Amendment to the 2023 Credit Agreement (the “Fifth Amendment”). Among other amendments, the Fifth Amendment was entered into to permit the increase to the Beyond Delayed Draw Term Loan Commitments.

As of December 15, 2025, the Company had $20.7 million of outstanding debt and $5.8 million of outstanding letters of credit under its revolving credit facility with $12.2 million available for borrowing, after the minimum required excess availability covenant, and $23.7 million in term loans to Beyond with $20.0 million available under the Beyond Delayed Draw Term Loan Commitments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to provide the reader with information that will assist in understanding the significant factors affecting our consolidated operating results, financial condition, liquidity, and capital resources during the 13-week and 39-week periods ended November 1, 2025 and November 2, 2024. For a comparison of our results of operations for the 52-week period ended February 1, 2025 and the 53-week period ended February 3, 2024, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on May 2, 2025 (the “Annual Report”). The following discussion should be read with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Statements

Except for historical information contained herein, certain statements in this release, constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to the finalization of the Company’s quarterly financial and accounting procedures. Forward-looking statements deal with potential future circumstances and developments and are, accordingly, forward-looking in nature. You are cautioned that such forward-looking statements, which may be identified by words such as "anticipate," "believe," "expect," "estimate," "intend," "plan," "seek," "may," "could," "strategy," and similar expressions, involve known and unknown risks and uncertainties, many of which are outside of the Company’s control, which may cause the Company's actual results to differ materially from forecasted results. Those risks and uncertainties include, among other things, risks associated with the effect of the transactions entered into with Beyond, including the Merger (the “Transactions”) on the Company’s business relationships; the timing and likelihood of, and any conditions or requirements imposed in connection with, obtaining required shareholder or regulatory approval of the proposed Merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the expected benefits of the proposed Merger); the timing and likelihood of receiving the required lender consent from Bank of America, N.A., which is subject to the refinancing or repayment of the Company's existing asset-based loan; delays in closing the proposed Merger or the possibility of non-consummation of the proposed Merger; the ability to successfully integrate the Company’s business with Beyond following the closing of the proposed Merger; operating results and business generally; unexpected costs, charges or expenses resulting from the Transactions; potential litigation relating to the Transactions that could be instituted against Beyond, the Company or their affiliates’ respective directors, managers or officers, including the effects of any outcomes related thereto; continued availability of capital financing; the ability to obtain the various synergies envisioned between the Company and Beyond; the ability of the Company to successfully open new stores or rebrand or operate existing Kirkland’s Home stores under a Bed Bath & Beyond Home or other licensed brand; the ability of the Company to successfully market its products to new customers and expand through new e-commerce platforms and to implement its plans, forecasts and other expectations with respect to its business after the completion of the Transactions and realize additional opportunities for growth and innovation; risks associated with the Company's liquidity including cash flows from operations and the amount of borrowings under the secured revolving credit facility; the fact that the Company's independent registered public accounting firm's report for the year ended February 1, 2025 is qualified as to the Company's ability to continue as a going concern; the Company’s ability to successfully implement cost savings and other strategic initiatives intended to improve operating results and liquidity positions, the Company’s actual and anticipated progress towards its short-term and long-term objectives including its multi-brand and omni-channel strategy, the risk that natural disasters, pandemic outbreaks, global political events, war and terrorism could impact the Company’s revenues, inventory and supply chain; the continuing consumer impact of inflation and countermeasures, including high interest rates; the effectiveness of the Company’s marketing campaigns; risks related to changes in U.S. trade policy related to imported merchandise, particularly with regard to the impact of tariffs on goods imported from China and strategies undertaken to mitigate such impact; the Company’s ability to retain its senior management team; volatility in the price of the Company’s common stock; the competitive environment in the home décor industry in general and in the Company's specific market areas; inflation, fluctuations in cost and availability of inventory, increased transportation costs and potential interruptions in supply chain, distribution systems and delivery network, including the Company’s e-commerce systems and channels; the ability to control employment and other operating costs; availability of suitable retail locations and other growth opportunities; disruptions in information technology systems including the potential for security breaches of the Company's information or its customers’ information, seasonal fluctuations in consumer spending, and economic conditions in general. Those and other risks are more fully described in our filings with the Securities and Exchange Commission, including the Company’s Annual Report and subsequent reports. Forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof. Any changes in assumptions or factors on which such statements are based could produce materially different results. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

We are a multi-brand merchandising, supply chain and retail operator in the United States. As of November 1, 2025, we operated a total of 306 stores in 35 states, as well as e-commerce websites, www.kirklands.com, under the Kirkland’s Home brand and www.bedbathandbeyondhome.com, under the Bed Bath & Beyond Home brand. We provide our customers with distinctive brand experiences that provide curated, high-quality product assortments for every room, every moment, and for every budget.

Strategic Partnership with Beyond

We entered into a strategic partnership with Bed Bath & Beyond, Inc. (“Beyond”) on October 21, 2024, with the purpose of enabling cohesive collaboration between the companies and leveraging the strengths of each business to drive sustainable, profitable growth and value for all stakeholders. As part of this partnership with Beyond, we entered into a $17.0 million term loan credit agreement (the “Beyond Credit Agreement”), an $8.0 million subscription agreement (the “Beyond Subscription Agreement”), a seven-year collaboration agreement (the “Collaboration Agreement”) and a trademark license agreement (the “Trademark License Agreement”). Proceeds of $17.0 million from the Beyond Credit Agreement, in the form of an $8.5 million non-convertible term loan (the “Non-Convertible Term Loan”) and an $8.5 million convertible term loan (the “Convertible Term Loan”) were used by us to repay our existing $12.0 million “first-in, last-out” asset-based delayed-draw term loan (the “FILO Term Loan”), including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. Under the Trademark License Agreement, we have the exclusive license to operate small format, neighborhood brick-and-mortar stores and “Shops-within-a-Shop” locations under licensed Beyond-owned trademarks, which include Bed Bath & Beyond Home, Bed Bath & Beyond, buybuy Baby, and Overstock, and we may sell Bed Bath & Beyond branded merchandise in existing Kirkland’s Home stores.

The $8.0 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the Convertible Term Loan with accrued interest were approved by our shareholders at our special meeting of shareholders on February 5, 2025 (the “Special Shareholders Meeting”) in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of the Company’s common stock, no par value (“Common Stock”) to Beyond, which completed the transaction. On May 7, 2025, the Company entered into an additional $5.2 million term loan (the “Additional Term Loan”) with Beyond to provide flexibility for general working capital purposes and for the support of the Company’s updated store conversion strategy. On September 15, 2025, the Company entered into an amendment to the Beyond Credit Agreement which provides the Beyond Delayed Draw Term Loan Commitments to support the Company’s store conversion strategy. The Additional Term Loan, the Beyond Delayed Draw Term Loan Commitments and the existing $8.5 million term loan are convertible into shares of the Company’s common stock at a price determined at the time of such conversion election, but subject to Nasdaq shareholder approval rules, if applicable. Additionally, on September 15, 2025, the Company received $10.0 million from Beyond in accordance with the Asset Purchase Agreement entered into on May 7, 2025 and amended on September 15, 2025 with Beyond in which Beyond purchased the Company’s right, title and interest in and to its trademark and domain names comprised of or containing the Kirkland’s Brand. The consummation of the Asset Purchase Agreement was conditioned upon obtaining the consent of Bank of America, N.A. and the release of all liens on the Kirkland’s Brand, each of which was obtained and documented in the Fourth Amendment dated September 15, 2025.

As previously announced on November 24, 2025, we entered into the Merger Agreement by and among the Company, Beyond and Merger Sub. The Merger is subject to the Company obtaining shareholder approval, the refinancing or repayment of the Company's existing asset-based loan with Bank of America, N.A. and other customary closing conditions, including regulatory approvals, and is expected to close in the first quarter of fiscal 2026.

For further discussion on the agreements and the potential Merger with Beyond, refer to “Note 2 — Related Party”, “Note 6 — Fair Value Measures”, “Note 10 — Long-Term Debt”, “Note 11 — Subscription Agreement” and “Note 15 — Subsequent Events”.

Challenging Macroeconomic Conditions

The macroeconomic environment in which we operate remains uncertain as a result of numerous factors, including inflationary pressures, high interest rates, declines in consumer spending behavior, tariffs, and aggressive promotional activity. These negative macroeconomic factors have impacted our business, results of operations, cash flows, and liquidity levels over the last several fiscal years. They have also made it difficult to execute our strategic initiatives. See “Liquidity and Capital Resources” for additional information regarding our plans to mitigate these factors.

For additional information regarding risks related to macroeconomics, liquidity, and strategy and strategy execution, see “Item 1A. Risk Factors” in our Annual Report.

Impact of Recent Tornado on Jackson, Tennessee Distribution Center

On May 20, 2025, a tornado impacted our leased Jackson, Tennessee distribution center, causing damage to our assets and disruptions to operations, particularly with respect to our e-commerce channel. We maintain insurance policies to cover the repair or replacement of our assets that suffered loss or damage, and we are working closely with our insurance carriers to ascertain the full amount of insurance proceeds, net of the deductible on the policies, due to us as a result of the damages and the loss we suffered. Our insurance policies also provide coverage for interruption to our business, including lost profits, and reimbursement for other expenses and costs that have been incurred relating to the damages and losses suffered. In the second quarter of 2025, we incurred expenses of $2.0 million, net of insurance proceeds related to damages caused by the tornado, which included the write-off of damaged inventory which is recorded as a component of cost of sales in the condensed consolidated statement of operations, and freight to move product to temporary storage facilities and professional fees to secure and repair the site which is recorded as a component of other operating expenses in the condensed consolidated statement of operations for the period ended November 1, 2025. At this time, the full amount of combined property damage and business interruption costs and recoveries cannot be estimated, and accordingly, no additional amounts, including amounts for potential insurance recoveries, have been recorded as of November 1, 2025.

Key Financial Measures

Net sales and gross profit are the most significant drivers of our operating performance. Net sales consists of all merchandise sales to customers, net of returns, shipping revenue associated with e-commerce sales, gift card breakage revenue, revenue earned from our private label credit card program, and excludes sales taxes. Gross profit is the difference between net sales and cost of sales. Cost of sales has five distinct components: merchandise costs (including product costs, inbound freight expenses, inventory shrink, and damages), store occupancy costs, outbound freight costs (including both store and e-commerce shipping expenses), central distribution costs, and depreciation of store and distribution center assets. Merchandise and outbound freight costs are variable, while occupancy and central distribution costs are largely fixed. Accordingly, gross profit expressed as a percentage of net sales can be influenced by many factors including overall sales performance.

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

Operating expenses, including the costs of operating our stores and corporate headquarters, are also an important component of our operating performance. Compensation and benefits comprise the majority of our operating expenses. Operating expenses contain fixed and variable costs and managing the operating expense ratio (operating expenses expressed as a percentage of net sales) is an important focus of management as we seek to increase our overall profitability. Operating expenses include cash costs as well as non-cash costs such as depreciation and amortization associated with omni-channel technology, corporate property and equipment, and impairment of long-lived assets. Because many operating expenses are fixed costs, and because operating costs tend to rise over time, increases in comparable sales typically are necessary to prevent meaningful increases in the operating expense ratio. Operating expenses can also include certain costs that are of a one-time or non-recurring nature. While these costs must be considered to fully understand our operating performance, we typically identify such costs separately where significant in the consolidated statements of operations so that we can evaluate comparable expense data across different periods.

Stores

The following table summarizes store information during the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
New store openings	—	—	—	1
Store closures	3	—	11	6
Decrease in store units	(1.0)%	0.0%	(4.1)%	(1.5)%

The following table summarizes our open stores and square footage under lease as of the dates indicated:

	November 1, 2025	November 2, 2024
Number of stores	306	325
Square footage	2,489,079	2,635,551
Average square footage per store	8,134	8,109

13-Week Period Ended November 1, 2025 Compared to the 13-Week Period Ended November 2, 2024

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	13-Week Period Ended
	November 1, 2025		November 2, 2024		Change
	$	%	$	%	$	%
Net sales	$103,462	100.0%	$114,423	100.0%	$(10,961)	(9.6)%
Cost of sales	82,342	79.6	82,288	71.9	54	0.1
Gross profit	21,120	20.4	32,135	28.1	(11,015)	(34.3)
Operating expenses:
Compensation and benefits	19,306	18.7	19,409	17.0	(103)	(0.5)
Other operating expenses	13,256	12.8	14,275	12.5	(1,019)	(7.1)
Depreciation (exclusive of depreciation included in cost of sales)	551	0.5	843	0.7	(292)	(34.6)
Gain on sale of internally developed intangible assets	(10,000)	(9.7)	—	—	(10,000)	100.0
Asset impairment	—	—	1	—	(1)	(100.0)
Total operating expenses	23,113	22.3	34,528	30.2	(11,415)	(33.1)
Operating loss	(1,993)	(2.0)	(2,393)	(2.1)	400	(16.7)
Interest expense	1,738	1.7	1,719	1.5	19	1.1
Loss on extinguishment of debt	—	—	3,338	2.9	(3,338)	(100.0)
Other income	(49)	—	(126)	(0.1)	77	(61.1)
Loss before income taxes	(3,682)	(3.6)	(7,324)	(6.4)	3,642	(49.7)
Income tax expense	23	(0.6)	356	(4.9)	(333)	(93.5)
Net loss	$(3,705)	(3.7)%	$(7,680)	(6.7)%	$3,975	(51.8)%

Net sales. Net sales decreased 9.6% to $103.5 million for the third 13 weeks of fiscal 2025 compared to $114.4 million for the prior year period. Comparable sales decreased 7.4%, or $8.3 million, for the third 13 weeks of fiscal 2025 compared to the prior year period. For the third 13 weeks of fiscal 2025, store comparable sales increased 1.7% compared to the prior year period, while e-commerce comparable sales decreased 34.6% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in e-commerce traffic that was partially attributable to the business interruption caused by the tornado which impacted our Jackson, Tennessee distribution center, which was partially offset by an increase in store traffic and conversion. Most merchandise categories performed below prior period levels except for impulse, floral, tabletop, and fragrance, which all performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales decreased 770 basis points from 28.1% in the third 13 weeks of fiscal 2024 to 20.4% in the third 13 weeks of fiscal 2025. The overall decrease in gross profit margin was due to unfavorable merchandise margin, store occupancy costs, and warehouse capital expense, partially offset by favorable e-commerce shipping expense. Merchandise margin decreased approximately 670 basis points from 53.5% in the third 13 weeks of fiscal 2024 to 46.8% in the third 13 weeks of fiscal 2025, mainly due to increased promotional activity. Store occupancy costs increased approximately 90 basis points to 13.4% of net sales due to the sales deleverage on these fixed costs. E-commerce shipping expense decreased by 180 basis points due to the reduction in e-commerce sales and changes in the product mix.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 170 basis points from 17.0% in the third 13 weeks of fiscal 2024 to 18.7% in the third 13 weeks of fiscal 2025, primarily due to sales deleverage, partially offset by reductions in store and corporate compensation and benefits costs.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 30 basis points from 12.5% in the third 13 weeks of fiscal 2024 to 12.8% in the third 13 weeks of fiscal 2025. The increase as a percentage of net sales was primarily related to a $0.3 million expense in 2025 for consulting on store experience design.

Gain on sale of internally developed intangible assets. On September 15, 2025, the Company recorded a gain associated with this agreement that is included in operating loss in the 2025 statements of operations.

Loss on extinguishment of debt. Loss on extinguishment of debt, related to the payoff of our FILO Term Loan in 2024, was $3.3 million in the first 39 weeks of fiscal 2024, of which $2.6 million was related to a prepayment penalty and the remainder was for the write-off of the remaining unamortized debt issuance costs.

Income tax expense. We recorded income tax expense of approximately $23,000, or (0.6)% of the loss before income taxes, during the third 13 weeks of fiscal 2025, compared to an income tax expense of approximately $356,000, or (4.9)% of the loss before income taxes, during the prior year period. The change in the tax rate for the third 13 weeks of fiscal 2025 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $3.7 million, or a loss of $0.16 per diluted share, for the third 13 weeks of fiscal 2025 as compared to net loss of $7.7 million, or a loss of $0.59 per diluted share, for the third 13 weeks of fiscal 2024.

39-Week Period Ended November 1, 2025 Compared to the 39-Week Period Ended November 2, 2024

Results of operations. The table below sets forth selected results of our operations both in dollars (in thousands) and as a percentage of net sales for the periods indicated:

	39-Week Period Ended
	November 1, 2025		November 2, 2024		Change
	$	%	$	%	$	%
Net sales	$260,754	100.0%	$292,465	100.0%	$(31,711)	(10.8)%
Cost of sales	206,981	79.4	215,602	73.7	(8,621)	(4.0)
Gross profit	53,773	20.6	76,863	26.3	(23,090)	(30.0)
Operating expenses:
Compensation and benefits	54,987	21.1	57,348	19.6	(2,361)	(4.1)
Other operating expenses	38,165	14.6	39,977	13.7	(1,812)	(4.5)
Depreciation (exclusive of depreciation included in cost of sales)	1,802	0.7	2,729	0.9	(927)	(34.0)
Gain on sale of internally developed intangible assets	(10,000)	(3.7)	—	—	(10,000)	100.0
Asset impairment	72	0.1	32	—	40	125.0
Total operating expenses	85,026	32.6	100,086	34.2	(15,060)	(15.0)
Operating loss	(31,253)	(12.0)	(23,223)	(7.9)	(8,030)	34.6
Interest expense	4,550	1.7	4,266	1.5	284	6.7
Loss on extinguishment of debt	—	—	3,338	1.1	(3,338)	(100.0)
Other income	(172)	(0.1)	(362)	(0.1)	190	(52.5)
Loss before income taxes	(35,631)	(13.7)	(30,465)	(10.4)	(5,166)	17.0
Income tax expense	77	(0.2)	549	(1.8)	(472)	(86.0)
Net loss	$(35,708)	(13.7)%	$(31,014)	(10.6)%	$(4,694)	15.1%

Net sales. Net sales decreased 10.8% to $260.8 million for the first 39 weeks of fiscal 2025 compared to $292.5 million for the prior year period. Comparable sales decreased 8.5%, or $24.2 million, for the first 39 weeks of fiscal 2025 compared to the prior year period. For the first 39 weeks of fiscal 2025, store comparable sales decreased 0.2% compared to the prior year period and e-commerce comparable sales decreased 33.4% compared to the prior year period. The decrease in comparable sales was driven by a decrease in consolidated average ticket and a decline in e-commerce traffic and conversion, which was partially offset by an increase in store traffic and conversion. Most merchandise categories performed below prior period levels except for impulse and fragrance, which performed above prior period levels.

Gross profit. Gross profit as a percentage of net sales decreased 570 basis points from 26.3% in the first 39 weeks of fiscal 2024 to 20.6% in the first 39 weeks of fiscal 2025. The overall decrease in gross profit margin was due to unfavorable merchandise margin and store occupancy costs, partially offset by favorable e-commerce shipping costs. Merchandise margin decreased approximately 500 basis points from 54.4% in the first 39 weeks of fiscal 2024 to 49.4% in the first 39 weeks of fiscal 2025, mainly due to increased promotional activity. Store occupancy costs increased approximately 160 basis points to 16.1% of net sales due to the sales deleverage on these fixed costs. E-commerce shipping costs decreased 130 basis points due to the reduction in e-commerce sales and changes in the product mix.

Compensation and benefits. Compensation and benefits as a percentage of net sales increased approximately 150 basis points from 19.6% in the first 39 weeks of fiscal 2024 to 21.1% in the first 39 weeks of fiscal 2025, primarily due to sales deleverage, partially offset by reductions in store and corporate compensation and benefits costs.

Other operating expenses. Other operating expenses as a percentage of net sales increased approximately 90 basis points from 13.7% in the first 39 weeks of fiscal 2024 to 14.6% in the first 39 weeks of fiscal 2025. The increase as a percentage of net sales was primarily related to increased insurance costs in the current year, which is a result of the tornado in the second quarter. Expenses related to the tornado through the first 39 weeks of 2025 were approximately $1.2 million.

Gain on sale of internally developed intangible assets. On September 15, 2025, the Company recorded a gain associated with this agreement that is included in operating loss in the 2025 statements of operations.

          Loss on extinguishment of debt. Loss on extinguishment of debt, related to the payoff of our FILO Term Loan in 2024, was $3.3 million in the first 39 weeks of fiscal 2024, of which $2.6 million was related to a prepayment penalty and the remainder was for the write-off of the remaining unamortized debt issuance costs.

Income tax expense. We recorded an income tax expense of approximately $77,000, or (0.2)% of the loss before income taxes, during the first 39 weeks of fiscal 2025, compared to an income tax expense of approximately $549,000, or (1.8)% of the loss before income taxes, during the prior year period. The change in the tax rate for the first 39 weeks of fiscal 2025 compared to the prior period was primarily due to changes in valuation allowance adjustments and state income taxes.

Net loss and loss per share. We reported net loss of $35.7 million, or a loss of $1.60 per diluted share, for the first 39 weeks of fiscal 2025 as compared to net loss of $31.0 million, or a loss of $2.38 per diluted share, for the first 39 weeks of fiscal 2024.

Non-GAAP Financial Measures

To supplement our unaudited consolidated condensed financial statements presented in accordance with generally accepted accounting principles (“GAAP”), this earnings release contains certain non-GAAP financial measures, including EBITDA, adjusted EBITDA, adjusted operating loss, adjusted net loss and adjusted diluted loss per share. These measures are not in accordance with, and are not intended as alternatives to, GAAP financial measures. The Company uses these non-GAAP financial measures internally in analyzing our financial results and believes that they provide useful information to analysts and investors, as a supplement to GAAP financial measures, in evaluating the Company’s operational performance.

The Company defines EBITDA as net loss before income tax expense, interest expense, other income, the loss on extinguishment of debt, and depreciation. Adjusted EBITDA is defined as EBITDA adjusted to remove the gain on sale of internally developed intangible assets (as this does not represent a normal recurring gain), asset impairment, stock-based compensation expense (due to the non-cash nature of this expense), severance charges (as it fluctuates based on the needs of the business and does not represent a normal recurring operating expense), tornado related costs (as these do not represent a normal recurring expenses), and any financing related legal or professional fees that, due to their nature, did not qualify for capitalization as deferred debt or equity issuance costs.

Adjusted operating loss is defined as operating loss adjusted for the gain on sale of internally developed intangible assets, asset impairment, stock-based compensation expense, severance charges, tornado related costs, and financing related legal or professional fees not qualifying for capitalization. The Company defines adjusted net loss as net loss adjusted for gain on sale of internally developed intangible assets, stock-based compensation expense, severance charges, tornado related costs, the loss on extinguishment of debt, financing related legal or professional fees not qualifying for capitalization, and the related tax adjustments. The Company defines adjusted loss per diluted share as adjusted net loss divided by weighted average diluted share count.

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

The following table shows an unaudited non-GAAP measure reconciliation of net loss to EBITDA and adjusted EBITDA (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net loss	$(3,705)	$(7,680)	$(35,708)	$(31,014)
Income tax expense	23	356	77	549
Interest expense	1,738	1,719	4,550	4,266
Loss on extinguishment of debt	—	3,338	—	3,338
Other income	(49)	(126)	(172)	(362)
Depreciation	2,012	2,339	6,162	7,476
EBITDA	19	(54)	(25,091)	(15,747)
Adjustments:
Gain on sale of internally developed intangible assets(1)	(10,000)	—	(10,000)	—
Asset impairment(2)	—	1	72	32
Stock-based compensation expense(3)	2	253	323	809
Beyond transaction costs not subject to capitalization(4)	75	266	304	266
Severance charges(5)	—	—	283	390
Tornado expenses, net(7)	—	—	1,974	—
Total adjustments	(9,923)	520	(7,044)	1,497
Adjusted EBITDA	$(9,904)	$466	$(32,135)	$(14,250)

The following table shows a reconciliation of operating loss to adjusted operating loss (in thousands) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating loss	$(1,993)	$(2,393)	$(31,253)	$(23,223)
Adjustments:
Gain on sale of internally developed intangible assets(1)	(10,000)	—	(10,000)	—
Asset impairment(2)	—	1	72	32
Stock-based compensation expense(3)	2	253	323	809
Beyond transaction costs not subject to capitalization(4)	75	266	304	266
Severance charges(5)	—	—	283	390
Tornado expenses, net(7)	—	—	1,974	—
Total adjustments	(9,923)	520	(7,044)	1,497
Adjusted operating loss	$(11,916)	$(1,873)	(38,297)	(21,726)

The following table shows a reconciliation of net loss and diluted loss per share to adjusted net loss and adjusted diluted loss per share (in thousands, except for share data) for the periods indicated:

	13-Week Period Ended		39-Week Period Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net loss	$(3,705)	$(7,680)	$(35,708)	$(31,014)
Adjustments:
Gain on sale of internally developed intangible assets(1)	(10,000)	—	(10,000)	—
Asset impairment(2)	—	1	72	32
Stock-based compensation expense(3)	2	253	323	809
Beyond transaction costs not qualifying for capitalization(4)	75	266	304	266
Severance charges(5)	—	—	283	390
Loss on extinguishment of debt(6)	—	3,338	—	3,338
Tornado expenses, net(7)	—	—	1,974	—
Total adjustments	(9,923)	3,858	(7,044)	4,835
Tax benefit of adjustments	8	2	28	20
Total adjustments, net of tax	(9,915)	3,860	(7,016)	4,855
Adjusted net loss	$(13,620)	$(3,820)	$(42,724)	$(26,159)

Diluted loss per share	$(0.16)	$(0.59)	$(1.60)	$(2.38)
Adjusted diluted loss per share	$(0.61)	$(0.29)	$(1.91)	$(2.00)

Diluted weighted average shares outstanding	22,461	13,116	22,338	13,052

(1)	Internally developed intangible assets refers to the Kirkland's brand that was sold to Beyond for a purchase price of $10.0 million in the third quarter.
(2)	Asset impairment charges are related primarily to property and equipment.
(3)	Stock-based compensation expense includes amounts expensed related to equity incentive plans.
(4)

Consulting and legal fees incurred relating to the Company’s transaction with Beyond that, due to their nature, did not qualify for capitalization as deferred debt or equity issuance costs. Given the magnitude and scope of this strategic transaction, the Company considers the incremental consulting and legal fees incurred not reflective of the ongoing costs to operate its business.

(5)	Severance charges include expenses related to severance agreements and permanent store closure compensation costs.
(6)	Loss on extinguishment of debt includes expenses related to the extinguishment of the FILO Term Loan including a $2.6 million prepayment penalty and the write-off of the remaining unamortized debt issuance costs.
(7)

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

In fiscal 2023, we entered into the FILO Term Loan to provide additional liquidity, as internally generated cash and borrowings under our existing asset-based revolving credit facility did not provide enough liquidity to effectively execute our financial turnaround strategy in fiscal 2024. Throughout fiscal 2024, we implemented expense reductions to streamline our cost structure and improve our liquidity profile. The cost-savings initiatives included a reduction in corporate overhead, store payroll, marketing, and third-party technology expenses. On October 21, 2024, we entered into the Beyond Credit Agreement and Beyond Subscription Agreement. As part of this partnership, Beyond invested $25.0 million in us through a combined debt and equity transaction. Proceeds of $17.0 million from the Beyond Credit Agreement were used by us to repay our FILO Term Loan, including prepayment fees and transaction expenses, and to reduce borrowings under our existing revolving credit facility. The $8.0 million equity purchase under the Beyond Subscription Agreement and the mandatory conversion of the $8.5 million Convertible Term Loan with accrued interest into Common Stock at a price of $1.85 per share were both approved by the Company’s shareholders at the Company’s Special Shareholders Meeting on February 5, 2025, in accordance with Nasdaq Listing Rules resulting in the issuance of 8,934,465 shares of Common Stock to Beyond, which completed the transaction. On May 7, 2025, we entered into an Amended Beyond Credit Agreement, which included the Additional Term Loan of approximately $5.2 million for general working capital purposes and support for the Company's updated store conversion strategy. On September 15, 2025, the Company entered into an amendment to the Beyond Credit Agreement which provides a $20.0 million delayed draw term loan to support the Company’s store conversion strategy. Additionally, on September 15, 2025, we received $10.0 million from Beyond in accordance with the Asset Purchase Agreement entered into on May 7, 2025 and amended on September 15, 2025 with Beyond in which Beyond purchased the Company’s right, title and interest in and to our trademark and domain names comprised of or containing the Kirkland’s Brand. The consummation of the Asset Purchase Agreement was conditioned upon obtaining the consent of Bank of America, N.A. and the release of all liens on the Kirkland’s Brand, each of which was obtained and documented in the Fourth Amendment dated September 15, 2025. For additional information about the Beyond Delayed Draw Term Loan Commitments and Asset Purchase Agreement see “Note 15 — Subsequent Events” in the condensed consolidated financial statements.

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

As of February 1, 2025, we were in compliance with the financial covenants in the revolving credit facility and the Beyond Credit Agreement. However, our conclusion that substantial doubt exists about our ability to continue as a going concern required an explanatory paragraph in the report of our independent registered public accounting firm on our financial statements for the fiscal year ended February 1, 2025, which resulted in a violation of affirmative covenants under the revolving credit facility and the Beyond Credit Agreement. On May 7, 2025, we received waivers from the lenders under both facilities. As such, we have classified the outstanding borrowings under these agreements based on the contractual maturities on the condensed consolidated balance sheet as of November 1, 2025.

On November 24, 2025, the Company and its subsidiaries entered into Amendment No. 2 to the Amended and Restated Term Loan Credit Agreement (the “Beyond Amendment”) with Beyond amending the previous Amended and Restated Term Loan Credit Agreement dated May 7, 2025, as amended by that certain Amendment No. 1 to the Amended and Restated Term Loan Credit Agreement, dated September 15, 2025, among the Company and its subsidiaries and Beyond (the “Existing Beyond Credit Agreement”, and the Existing Credit Agreement as amended by the Beyond Amendment, (the “Amended Beyond Credit Agreement”). Pursuant to the terms of the Amended Beyond Credit Agreement, the existing delayed-draw term loan commitments were increased in the amount of $10.0 million for a total aggregate principal amount of $30.0 million (the “Beyond Delayed Draw Term Loan Commitments”). On November 24, 2025, $10.0 million of the Beyond Delayed Draw Term Loan Commitments were drawn and funded, leaving $20.0 million in available Beyond Delayed Draw Term Loan Commitments.

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the accompanying consolidated financial statements do not include any adjustments or charges that might be necessary should we be unable to continue as a going concern, such as charges related to impairment of our assets, the recoverability and classification of assets or the amounts and classification of liabilities or other similar adjustments. As of December 15, 2025, the Company had $20.7 million of outstanding debt and $5.8 million of outstanding letters of credit under its revolving credit facility with $12.2 million available for borrowing, after the minimum required excess availability covenant, and $23.7 million in term loans to Beyond with $20.0 million available under the Beyond Delayed Draw Term Loan Commitments.

Cash flows from operating activities. Net cash used in operating activities was approximately $36.0 million and $39.0 million during the third 39 weeks of fiscal 2025 and the third 39 weeks of fiscal 2024, respectively. Cash flows from operating activities depend heavily on operating performance and changes in working capital. The decrease in the amount of cash flows used in operations in fiscal 2025 compared to fiscal 2024 was primarily due to inventory, as we experienced a $37.1 million increase in inventory levels during the first 39 weeks of 2024 and only a $7.0 million increase during the first 39 weeks of 2025. We also saw a decrease in cash used in other assets and liabilities, as we dissolved our non-depleting collateral trust with our workers' compensation and general liability insurance provider during 2025, and we received cash from the trust for the outstanding balance. These benefits to operating cash flows were partially offset by a gain on the sale of internally developed intangible assets (adjustment to net income and reflected as cash flows from investing activities) of $10.0 million in the sale of the Kirkland's brand name to Beyond, and also by a decline in operating performance.

Cash flows from investing activities. Net cash provided by investing activities for the first 39 weeks of fiscal 2025 consisted primarily of the $10.0 million received in the sale of the Kirkland's brand name to Beyond, partially offset by a $0.2 million increase in capital expenditures in 2025. $1.9 million was spent in the first 39 weeks of 2025 as compared to $1.7 million in capital expenditures for the prior year period. The table below sets forth capital expenditures by category (in thousands) for the periods indicated:

	39-Week Period Ended
	November 1, 2025	November 2, 2024
Existing stores	$1,796	$1,012
Technology and omni-channel projects	95	322
New and relocated stores	4	305
Corporate	22	12
Distribution center and supply chain enhancements	10	2
Total capital expenditures	$1,927	$1,653

The capital expenditures in the current and prior year period related primarily to the maintenance of existing stores and technology and omni-channel projects.

Cash flows from financing activities. During the first 39 weeks of fiscal 2025, net cash provided by financing activities was $30.5 million, as we received $8.0 million for the issuance of common stock to Beyond and $5.0 million in additional financing from Beyond. Borrowings on our revolving credit facility were $18.6 million more than repayments during the year. These cash inflows were partially offset by payments of debt and equity issuance costs of $1.0 million. During the first 39 weeks of fiscal 2024, net cash provided by financing activities was approximately $43.6 million, as we borrowed $17.0 million under our Beyond Credit Agreement and borrowed a net $31.0 million under our revolving credit facility, partially offset by prepayment penalties payments of $2.6 million, a $10.0 million repayment of our FILO term loan, and $1.7 million of debt and equity issuance cost payments.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies or estimates during the 39-week periods ended November 1, 2025. Refer to our Annual Report for a summary of our critical accounting policies and a discussion of the critical accounting estimates and assumptions impacting our consolidated financial statements.

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

We were not engaged in any foreign exchange contracts, hedges, interest rate swaps, derivatives or other financial instruments as of November 1, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Both our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), after the evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) was performed by management with the participation of our Chief Executive Officer and Chief Financial Officer, have concluded that, as of November 1, 2025, our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

The risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report should be carefully considered together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes to our risk factors as previously disclosed in the Annual Report, other than the items noted below. The risks described in this report and in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to the Proposed Merger

The announcement and pendency of the Merger Agreement may have an adverse effect on our business results.

On November 24, 2025, we entered into the Merger Agreement. We are subject to risks in connection with the announcement and pendency of the proposed Merger which may have an adverse effect on our business, financial condition and operating results in the near term, including:

●

customers, vendors, suppliers, landlords, and other business partners may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us;

●

the restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement may prevent us from pursuing certain opportunities, entering into certain contracts with vendors, suppliers and landlords, or taking certain other actions without approval of Beyond;

●

we may be unable to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed Merger, and our employees could lose productivity as a result of uncertainty regarding their employment following the proposed Merger;

●

the pursuit of the Merger and planning for the integration may place a significant burden on management and other internal resources, and the diversion of management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us could adversely affect our business, financial condition and operating results; and

●	the Merger Agreement may discourage other companies from trying to acquire us for greater consideration than what Beyond has agreed to pay pursuant to the Merger Agreement.

The failure to complete the Merger could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.

The Merger, which is expected to close in the first quarter of fiscal 2026, is subject to the satisfaction or waiver of customary closing conditions, including, the adoption of the Merger Agreement by our shareholders. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all. The closing of the Merger may be delayed, and the Merger may ultimately not be completed, due to a number of factors, including:

●	the failure to satisfy the closing conditions set forth in the Merger Agreement;
●	potential future shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the consummation of the Merger; and
●	the failure to satisfy any other conditions set forth in the Merger Agreement.

If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, cash flows and stock price.

If the Merger does not close, our shareholders may be exposed to additional risks, including:

●	to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not consummated;
●

investor confidence in us could decline, shareholder litigation could be brought against us, relationships with existing and prospective vendors, suppliers, landlords, and other business partners may be adversely impacted, we may be unable to hire or retain key personnel, and our operating results and cash flows may be adversely impacted due to costs incurred in connection with the Merger;

●	failure to complete the proposed Merger may result in negative publicity and a negative impression of us in the investment community;
●	the risk that we would be required to pay Beyond a termination fee or any other fees associated with the termination of the Merger Agreement;
●	the risk that we may not be able to continue as a going concern without the Board seeking alternative strategic opportunities, which may result in a reduction or discontinuation of operations for the foreseeable future;
●

any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with employees, and business partners, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and

●	we would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed Merger that we would be unable to recover.

The Merger is subject to a financing condition related to the refinancing or repayment of the Company’s existing asset-based loan with Bank of America that, if not obtained, could prevent the completion of the Merger and result in adverse consequences to the financial condition of the Company.

The Merger Agreement requires each party to use commercially reasonable efforts to amend or refinance the Company’s existing asset-based loan credit facility with Bank of America, or at Beyond’s election, to secure replacement debt financing to repay the Bank of America facility.  The completion of the Merger may be prevented if this condition is not satisfied and, as a result, the financial condition of the Company may be adversely affected.  Successful execution of the Company’s store-conversion strategy and omni-channel retail operations will require increased access to working capital. If the Merger is not completed and the Company is unable to secure an amendment to, or a replacement of, its existing credit facility, the Company may experience a reduction or discontinuation of operations for the foreseeable future.

In addition, as previously disclosed, due to the uncertainty of our ability to meet our current operating and capital expenses, our independent registered public accounting firm’s report for the year ended February 1, 2025, is qualified as to our ability to continue as a going concern.  If the Merger is not completed and the Company is unable to secure an amendment to, or a replacement of, its existing credit facility, the presence of the going concern description in our financial statements may continue and may have an adverse impact on the Company’s ability to operate its business and could make it challenging and difficult to raise additional financing, all of which could have a material adverse impact on the Company’s business and prospects and result in a significant or complete loss of investment.  In such event, if we are unable to obtain a waiver from our lenders, our lenders could instruct the administrative agent under such credit facilities to exercise available remedies, including declaring the principal of and accrued interest on all outstanding indebtedness immediately due and payable and terminating all remaining commitments and obligations under the credit facilities. Although the lenders under our credit facilities may waive the defaults or forbear the exercise of remedies, the lenders are not obligated to do so. Failure to obtain such waivers would have a material adverse effect on the liquidity, financial condition, and results of operations and may result in filing a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in order to implement a restructuring plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On January 6, 2022, the Company announced that the Board authorized a share repurchase plan providing for the purchase in the aggregate of up to $30.0 million of the Company’s outstanding common stock. Repurchases of shares are made in accordance with applicable securities laws and may be made from time to time in the open market or negotiated transactions. The amount and timing of repurchases are based on a variety of factors, including stock price, regulator limitations and other market and economic factors. The share repurchase plans do not require us to repurchase any specific number of shares, and the Company may terminate the repurchase plans at any time. For the 39-week periods ended November 1, 2025, the Company did not repurchase any shares of common stock under the share repurchase plan. As of November 1, 2025, the Company had approximately $26.3 million remaining under the current share repurchase plan.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K) during the quarter ended November 1, 2025.

ITEM 6. EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Document
2.1*	Agreement and Plan of Merger, dated November 24, 2025, by and between Company, Beyond, and Merger Sub.
3.1*	Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to Form 10-Q for the quarter ended August 1, 2015 filed on September 10, 2015).
3.2*	Articles of Amendment to the Amended and Restated Charter of Kirkland’s, Inc. (Exhibit 3.1 to Form 8-K filed on February 5, 2025).
3.3*	Articles of Amendment to the Amended and Restated Charter of Kirkland’s, Inc. to declassify the Company’s Board of Directors (Exhibit 3.1 to Form 8-K filed on July 28, 2025).
3.4*	Articles of Amendment to the Amended and Restated Charter of Kirkland’s, Inc. to change the Company’s name from “Kirkland’s, Inc.” to “The Brand House Collective, Inc.” (Exhibit 3.2 to Form 8-K filed on July 28, 2025).
10.1*	Amended and Restated Term Loan Credit Agreement dated as of May 7, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto (Exhibit 10.1 to Form 8-K filed on May 12, 2025).
10.2*	Letter Amendment to Subscription Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.2 to Form 8-K filed on May 12, 2025).
10.3*	Amended and Restated Investor Rights Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.3 to Form 8-K filed on May 12, 2025).
10.4*	Asset Purchase Agreement dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.4 to Form 8-K filed on May 12, 2025).
10.5*	License Agreement Letter Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.5 to Form 8-K filed on May 12, 2025).
10.6*	Amended and Restated Collaboration Agreement, dated as of May 7, 2025, by and between Kirkland’s, Inc. and Beyond, Inc. (Exhibit 10.6 to Form 8-K filed on May 12, 2025).
10.7*	Third Amendment to Third Amended and Restated Credit Agreement dated as of May 7, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (Exhibit 10.7 to Form 8-K filed on May 12, 2025).
10.8*	Amendment No. 1 to Amended and Restated Term Loan Credit Agreement dated as of September 15, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bed Bath & Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto (Exhibit 10.1 to Form 8-K filed on September 15, 2025).
10.9*	Amendment No. 1 to Asset Purchase Agreement dated as of September 15, 2025, by and between The Brand House Collective, Inc. and Bed Bath & Beyond, Inc. (Exhibit 10.2 to Form 8-K filed on September 15, 2025).
10.10*	Fourth Amendment to Third Amended and Restated Credit Agreement dated as of September 15, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto (Exhibit 10.3 to Form 8-K filed on September 15, 2025).
10.11	Amended and Restated Trademark License Agreement dated August 15, 2025, by and between Company and Beyond.
10.12*	Second Amended and Restated Trademark License Agreement dated as of September 15, 2025, by and between Bed Bath & Beyond, Inc. and The Brand House Collective, Inc. (Exhibit 10.4 to Form 8-K filed on September 15, 2025).
10.13+*	Employment Agreement, effective July 21, 2025, by and between Andrea K. Courtois and Kirkland’s, Inc. (Exhibit 10.1 to Form 8-K filed on July 22, 2025).
10.14+*	Amendment No. 1 to the Employment Agreement, effective January 19, 2024, by and between Amy E. Sullivan and The Brand House Collective, Inc. (Exhibit 10.2 to Form 8-K filed on August 1, 2025).
10.15+*	Separation Agreement, effective June 27, 2025, by and between W. Michael Madden and Kirkland’s, Inc. (Exhibit 10.1 to Form 8-K filed on July 1, 2025).
10.16+*	Employment Agreement, effective October 20, 2025, by and between Lisa Foley Dubois and The Brand House Collective, Inc.
10.17*	Amendment No. 1 to Amended and Restated Term Loan Credit Agreement dated as of September 15, 2025, by and between Kirkland's Stores, Inc., as Lead Borrower, the other Borrowers named therein, the Guarantors named therein, Bed Bath & Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto.
10.18*	Amendment No. 2 to Amended and Restated Term Loan Credit Agreement dated as of November 24, 2025, by and between Kirkland's Stores, Inc., as Lead Borrower, the other Borrowers named therein, the Guarantors named therein, Bed Bath & Beyond, Inc., as Administrative Agent and Collateral Agent and the Lenders party thereto.
10.19*	Fifth Amendment to Third Amended and Restated Credit Agreement dated as of November 24, 2025, by and between Kirkland's Stores, Inc., as Lead Borrower, the other Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto.
10.20*	Second Amended and Restated Collaboration Agreement dated August 15, 2025, by and between Company and Beyond.
10.21*	Amendment No. 1 to Asset Purchase Agreement dated as of September 15, 2025, by and between the Company and Beyond.
10.22*	Fourth Amendment to Third Amended and Restated Credit Agreement dated as of September 15, 2025, by and between Kirkland’s Stores, Inc., as Lead Borrower, the other Borrowers named therein, the Guarantors named therein, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the Lenders party thereto.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

+ Management contract of compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE BRAND HOUSE COLLECTIVE, INC.
Date: December 16, 2025	/s/ Amy E. Sullivan
Amy E. Sullivan President, Chief Executive Officer and Director

Date: December 16, 2025	/s/ Andrea K. Courtois
Andrea K. Courtois Senior Vice President and Chief Financial Officer